Form 10-K
period 2004-12-31
Bancorp, Inc.
filed 2005-03-31
CIK 1295401

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 333-117385

                                   ----------

                                THE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               23-3016517
        -------------------------------               -------------------
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

               405 SILVERSIDE ROAD
                 WILMINGTON, DE                              19809
     ---------------------------------------               ----------
     (Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 385-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                  ON WHICH REGISTERED
                 -------------------                 ---------------------
                         None                                None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]
No [X]

        The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on March 23, 2005 of $14.00, was approximately $166.4 million.

        As of March 23, 2005, 11,888,061 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant's 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. We were formed in 1999 and commenced operations in July 2000. From our formation until February 2004 we were the sole stockholder of the Bank. In February 2004, the Bank completed a public offering of its common stock which resulted in our holding 32.7% of the Bank's common stock. In December 2004, we completed a reorganization with the Bank which resulted in the Bank once again becoming our wholly-owned subsidiary.

Our target market is the greater Philadelphia-Wilmington metropolitan area. We believe that a key factor in our ability to achieve our business strategy and financial goals and to create shareholder value is the attractiveness of this market. This area consists of the 12 counties surrounding Philadelphia and Wilmington and includes: Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey.

We believe that changes in this market have created an underserved base of small and middle-market businesses and high net worth individuals that we can successfully target. The Philadelphia-Wilmington market area currently is home to 150 bank and thrift institutions and is characterized by the dominance of large out-of-state banking organizations. Of these institutions, the five largest banking organizations by deposits control approximately 50% of the market by deposit share and, of the ten largest, seven are headquartered outside of the Philadelphia-Wilmington area. 140 institutions are below $2 billion in deposit size and control approximately 31% of the market by deposit share. We believe that our target customers are interested in banking with a company headquartered in, and with decision-making authority based in, the Philadelphia-Wilmington area.

To serve our customers, we provide a full range of retail and commercial banking services, including a variety of checking, savings and other interest-bearing accounts. We feature accounts with no required minimum balance, no service fees, rebates on ATM fees, free debit MasterCard, overdraft protection plans and, on our interest-bearing accounts, competitive interest rates. Our business lending services focus on secured loans and lines of credit, construction loans and customized equipment and vehicle leasing programs. Our consumer lending services focus on home equity loans, personal and home equity lines of credit, personal installment loans and vehicle leasing.

We have a continuing program of providing banking services to the members and employees of organizations or businesses, which we call affinity group banking. We provide these services through a private-label website under the affinity group's name and offer an affinity group the ability to customize the banking services offered on the website to respond to the needs and preferences of its members.

As part of our private-label programs, we have developed a system for processing credit and debit card transactions for independent sales organizations and their merchant members that is a source of fee income for us and, because the merchant members must maintain accounts with us, a source of low-cost deposits. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. Our infrastructure allows us to process high volume transactions that permit merchant customers to access the card associations and debit networks at a significantly lower cost. We offer end-to-end services, which means that we believe we have the ability to fulfill all of our customers' needs with respect to merchant card services and funds transfers. We market our services through a variety of sales channels that includes affinity groups and independent sales organizations and financial institutions.

Our customers access our banking services through our website, or the website of their affinity group, from any personal computer with a web browser, and obtain cash withdrawals from automated teller machines. As a result, we do not maintain a branch bank system.

Our offices are located at 405 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. We also maintain executive offices at 1818 Market Street, Philadelphia, Pennsylvania 19103. Our web address is www.thebancorp.com. We include on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.

OUR STRATEGY

Our principal growth strategies are to:

Build upon the network of relationships developed by our senior management. We seek to build upon our senior managers' network of relationships through a division called The Philadelphia Private Bank. This division offers banking services specifically targeted to individuals and businesses in the Philadelphia, Pennsylvania, region with which our senior management has developed relationships. Philadelphia Private Bank seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. Philadelphia Private Bank offers a staff of people experienced in dealing with, and solving, the banking and financing needs of small to mid-size businesses. The website for the Philadelphia Private Bank is www.philadelphiaprivatebank.com.

Develop relationships with affinity groups to gain sponsored access to their membership, client or customer bases to market our banking products and services. We seek to develop relationships with organizations with established membership, client or customer bases. Through these relationships, we gain access to the affinity groups' members, clients and customers through their pre-existing relationships with the groups, and under the groups' sponsorship. We seek to build on these relationships by offering online banking under the name of and through the facilities of the affinity group, as described in "-The Affinity Group Relationship," below, referred to as "privately-labeled" banking. We believe that by marketing targeted products and services to constituencies through their pre-existing relationships with affinity groups, we will lower our customer acquisition costs and build close customer relationships.

Develop Relationships with Small to Mid-Size Businesses and Their Principals. We target small to mid-size businesses and their principals. We believe that satisfactory attention to this market requires a combination of the ability to provide a high level of services, including customized financing to meet a customer's needs, and the personal attention of senior management. Because of the significant consolidation of banking institutions in the Philadelphia-Wilmington area, we believe that many of the financial institutions with which we compete may have become too large to provide those services efficiently and cost-effectively.

Use Our Existing Infrastructure as a Platform for Growth. We have made significant investments in our banking infrastructure in order to be able to support our growth. We believe that this infrastructure can accommodate significant additional growth without substantial additional expenditure. We believe that this infrastructure enables us to maximize efficiencies through economies of scale as we grow without adversely affecting our relationships with our customers.

PRODUCTS AND SERVICES

Deposit Products and Services. We offer our depositors a wide range of products and services, including:

    o Checking accounts, featuring no required minimum balance, no service fees, competitive interest rates, rebates on automated teller machine fees, free debit MasterCard and overdraft protection plans. Premium checking accounts have free online bill paying, an enhanced debit MasterCard or an automated teller machine card.

    o   Savings accounts.

    o   Health savings accounts.

    o   Money market accounts.

    o Individual retirement accounts, including Roth and education IRAs as well as traditional IRAs.

    o Commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts.

    o   Certificates of deposit.

    o   Stored value and payroll cards.

Lending Activities. At December 31, 2004, we had a loan portfolio of $427.9 million, representing 74.2% of our total assets at that date. We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual lease and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgages, commercial lines of credit, construction, direct lease financing and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2004, commercial, construction and commercial mortgage loans made up $327.3 million, or 76.5%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While in making our loans we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower, we typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. In general, we require that the ratio of the principal amount of a loan to the value of the collateral securing it be no greater than between 65% to 85% depending on the type of property and its use. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2004, commercial term loans were 7.9% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2004, commercial mortgages were 21.8% of our total loan portfolio.

Commercial lines of credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower's financial information. Generally, lines of credit terminate between one year and 18 months. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2004, commercial lines of credit were 23.9% of our total loan portfolio.

Construction Loans. The majority of our construction loans are made to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans is typically dependent on the sale of the residential units to consumers or sale of the property to another developer. Loans to finance the construction of commercial or industrial properties require permanent financing upon completion of the construction. As of December 31, 2004, construction loans were 22.7% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing small commercial automobile fleets. The term of our leases is typically 48 months or less and they are open ended, meaning that potential residual risk, or the difference between the fair market value of the automobile and the amount owed to us, lies with the customer. As of December 31, 2004, direct lease financing made up 10.5% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal wants. The majority of our consumer loans are secured by the borrower's residence in either a first or second lien position. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85%; however, based on a borrower's financial strength, we may increase the ratio. As of December 31, 2004, consumer loans were 13.2% of total loan portfolio.

OTHER OPERATIONS

Account Activity. Account holders may access our products and services through the websites of their affinity groups, or through our website, from any personal computer with a secure web browser, regardless of its location. This access allows account holders to apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, receive statements by mail and print bank statement reports. To open a new account, a customer must complete a simple on-line enrollment form. Customers can make deposits into an open account via direct deposit programs, by transferring funds between existing accounts, by wire transfer, by mail, at any deposit-taking automated teller machine, at any of the more than 3,400 UPS Stores throughout the United States, or in person at our Delaware offices (although we do not maintain a teller line and do not currently intend to establish a physical branch system). Customers may also make withdrawals and have access to their accounts at automated teller machines.

Call Center. We have a call center as a customer support service as well as for outbound telemarketing efforts. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank's products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:00 a.m. to 8:00 p.m., Delaware time, on weekdays. Outside these hours, and on weekends, we outsource call center operations to a third-party service provider. We currently employ eight persons in our call center, including one supervisor.

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

    o fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

    o   issuance and servicing of debit cards;

    o   compliance and internal audit;

    o   access to automated teller machine networks;

    o processing and temporarily funding residential mortgage loans where we will not hold the loans in our portfolio;

    o   bank accounting and general ledger system; and

    o   data warehousing services.

Because we outsource these operational functions to experienced third-party service providers that have the capacity to process a high volume of transactions, we believe it allows us to more readily and cost-effectively respond to growth than if we sought to develop these capabilities internally. Should any of our current relationships terminate, we believe we could secure the required services from an alternative source without material interruption of our operations.

THE AFFINITY GROUP RELATIONSHIP

We seek to create a unique banking website for each affinity group, enabling the affinity group to provide its members with the full banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the "look and feel" of the affinity group's own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group's members or customers. We pay fees to the affinity group based upon deposits and loans it generates through our program with it. The fees typically range from between 25 to 100 basis points (0.25% to 1.00%) of average deposits and loans generated by the relationship and outstanding in the period, with the lower fees being charged on interest-bearing deposits and loans with lower interest rates. We include these fees as a component of expense in calculating our net interest margin. In the year ended December31, 2004, these fees aggregated $356,000.

As a result of our initial investment in developing private-label banking software, we have reduced the time, personnel and expense in establishing a privately-labeled banking website providing core banking products and services to an affinity group to approximately two weeks of dedicated time of one of our technical staff members, at a cost of approximately $9,000.

We currently have 91 affinity group relationships, as follows:

    o Forty-nine affinity group relationships are with independent service organizations. These organizations provide operating and settlement accounts to their merchant members, enabling the merchants to service their client base from the point at which a credit or debit card transaction occurs through settlement of that transaction. For independent service organizations, we have created banking products that enable those organizations to more easily process electronic payments and maintain reserve accounts as protection against chargebacks and losses from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. In addition to the customary banking fees generated by these relationships (which we share with the independent service organizations), these relationships are a source of low-cost deposits for us because of the settlement and reserve checking accounts that merchants affiliated with the independent service organization must maintain with us.

    o Twenty-seven affinity group relationships are with businesses and a twenty-eighth relationship is with a university. We offer these organizations, and other institutions with which we may develop relationships, privately-labeled full service retail banking or, at the organization's option, a selection of banking services and products targeted to the needs or preferences of its members. In addition, we separately market a treasury program to these organizations, particularly university endowment funds, that provides transaction processing and maintenance services to managers of the organization.

    o Fourteen affinity group relationships are with employers providing their employees health savings accounts. Our health savings account program provides qualified entities a turnkey, low-cost way to provide this benefit to their employees. Under this program, we open all of the accounts offered by an employer in a privately-labeled banking environment, and enable their employees to access account information and process payments to health care providers through the Internet.

SALES AND MARKETING

Philadelphia Private Bank. Our marketing program for the Philadelphia Private Bank targets a customer base of successful individuals and business owners in the Philadelphia area and uses a personal contact/targeted media advertising approach. This program consists of:

    o direct e-mail and letter introductions of the Philadelphia Private Bank to senior management's contacts;

    o invitation-only, private receptions with prominent business leaders in the Philadelphia community;

    o advertisements in local media outlets, principally newspapers and radio stations; and

    o   charitable sponsorships.

Affinity Group Marketing. We pursue affinity group relationships through the contacts of our senior management. We seek to attract customers from an affinity group's community not only by our presence on the affinity group's website and through targeted marketing programs to the affinity group's members, but also through the quality of our products and services.

Loan Production Offices. We maintain two loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office) and north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain three offices to market and administer our automobile leasing programs, one in Maryland, one in Alabama in connection with a portfolio of automobile leases we acquired in 2003 and one in Florida in connection with our acquisition of Mears Motor Livery in 2005.

Marketing Staff. We have a marketing department, currently consisting of eight people that focus on developing marketing campaigns to particular affinity group communities and the targeted audience of the Philadelphia Private Bank.

TECHNOLOGY

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Metavante

(previously M&I Data Services). These systems include, principally, those for general ledger, deposit and loan processing, Internet banking and processing checks and other items.

Software. Our proprietary data assets also support our online and traditional banking products and services. We have developed a series of financial services modules that are easy to deploy and that we can readily adopt to serve its customers' needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and internet banking systems and to personalize financial services to the constituencies we serve.

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows 2000 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2000, Macromedia JRun, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server has its own local storage, and all data and software are replicated across all servers. The system's flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap's New York and FastNet's Philadelphia, Pennsylvania network operating centers. We also maintain a completely redundant standby hosting facility at our Philadelphia offices. Internap's Philadelphia network operating center provides Internet connectivity to the Philadelphia offices.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

Since a significant portion of the core and internet banking systems and operations we use come from third-party providers, our primary proprietary intellectual property is the software for creating affinity group bank websites. We rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into confidentiality agreements with our employees or our affinity group customers because we maintain control over the software used to create the sites and their banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the need of our affinity group and other customers are substantially more significant to our ability to succeed.

COMPETITION

We believe that our principal competition is mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, Commerce Bank, Royal Bank and Republic First Bank. While we also believe that we face competition from Internet-based banks or bank divisions such as Net.Bank and E-Trade Bank, we compete more directly with National Interbanc and Virtual Bank, Internet-based banks that provide private labeled financial services to affinity groups and communities. We also compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

    o our ability to build upon the customer relationships developed by our senior management;

    o   our ability to expand our affinity group banking program;

    o   competitors' interest rates and service fees;

    o   the scope of our products and services;

    o the relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce them;

    o   satisfaction of our customers with our customer service;

    o   ease of use of our banking website;

    o   the capacity, reliability and security of our network infrastructure;
        and

    o   industry and general economic trends.

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which will affect our consolidated growth, our profitability and, possibly, our ability to continue operations. While the banking industry is highly competitive, we believe we can compete effectively as a result of our focus on small to mid-size businesses and their principals, a market segment we believe is under-served in our region. However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories which may make it difficult for it to compete effectively. Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

EMPLOYEES

        As of March 1, 2005, we had 139 employees and believe our relationships with our employees to be good. Our employees are not represented by a collective bargaining agreement.

RISKS RELATING TO THE BUSINESS AND OPERATIONS OF THE COMPANY

We have a limited operating history, which makes it difficult to predict our future prospects and financial performance following the reorganization.

We were formed in 1999 and began banking operations in July 2000. Because of our limited operating history, it may be difficult to evaluate our business prospects or performance. Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategies. Accordingly, our financial performance to date may not be representative of our long-term future performance or indicative of whether our business strategies will be successful.

We may have difficulty managing our growth which may divert resources and limit our ability to successfully expand our operations.

We expect to continue to experience significant growth in the amount of our assets, the level of our deposits and the scale of our operations. Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or even be able to grow at all.

In our first years of operation, we incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support our future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and manage a growing number of customer relationships. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, our continued growth may place a strain on our administrative and operational infrastructure. Any such strain could increase our costs, reduce or eliminate our profitability and reduce the price at which our common shares trade.

Changes in interest rates could reduce our income, cash flows and asset values.

Our consolidated income and cash flows and the value of our consolidated assets will depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolio equity and net interest income in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management." Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on its loans and other investments, our consolidated net interest income, and therefore our consolidated earnings, could be adversely affected. These earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to its total loans and total assets. At December 30, 2004, commercial loans were 20.9% of total loans, construction loans were 22.7% of total loans and commercial mortgage loans were 32.9% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. On a consolidated basis, an increase in nonperforming loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

All of the loans in our loan portfolio were originated within the past four years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a portfolio of recently originated loans. Because our loan portfolio is relatively unseasoned, the current level of delinquencies and defaults may be below the level that will prevail when the portfolio becomes more seasoned.

Until Our Portfolio Becomes More Seasoned, We Must Rely In Part On The Historical Loan Loss Experience Of Other Financial Institutions And Our Management's Past Experience In Determining The Allowance For Loan And Lease Losses, Which May Result In Our Having Inadequate Reserves.

Because most of our loans were originated relatively recently, our loan portfolio does not provide an adequate history of loan losses for management to rely upon in establishing its allowance for loan and lease losses. We therefore rely to a significant extent upon other financial institutions' histories of loan losses and their allowance for loan and lease losses, as well as management's estimates based on their experience in the banking industry, when determining our loss allowance. The history of loan and lease losses, the reserving policies of other financial institutions and management's judgment may not result in reserving policies that will be adequate for our consolidated business and operations.

Our operations are concentrated in the Philadelphia-Wilmington metropolitan area.

Our loan activities are largely based in the Philadelphia-Wilmington metropolitan area. To a lesser extent, our deposit base is also generated from this area. As a result, our consolidated financial performance depends largely upon economic conditions in this area. Adverse local economic conditions could cause us to experience an increase in loan delinquencies, a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which would adversely affect our consolidated profitability.

We depend to a significant extent upon wholesale and brokered deposits to satisfy funding needs.

We have relied to a significant extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. These funding sources amounted to 41.4% of our total deposits at December 31, 2004. If we are not successful in obtaining wholesale funding or increasing our current deposit base to a level commensurate with our funding needs, we may be unable to continue our growth, or could experience contraction in our total assets. Moreover, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.

Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

We will face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, insurance companies and money market mutual funds. Competition for financial services in the Philadelphia-Wilmington metropolitan area, which is our principal service area, is very strong. This geographic area includes offices of many of the largest financial institutions in the nation. Most of those competing institutions have much greater financial and marketing resources than we have and, because we are relatively newly-formed entities, far greater name recognition. Due to their size, many of our competitors can achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing structures for those products and services. Moreover, because we are smaller and less well-established, we may have to pay higher rates on our deposits or offer more free or reduced-cost services in order to attract and retain customers. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours. As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

Our affinity group marketing strategy has been adopted by other institutions with which we compete.

As a result of the high costs encountered by Internet banks in acquiring customers through traditional marketing and advertising or for other reasons, several online banking operations as well as the online banking programs of conventional banks have instituted affinity group marketing strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may, on a consolidated basis, increase our costs, reduce our revenues or revenue growth or, because we are a relatively new banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining affinity group relationships.

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2004 to any one customer or related group of customers was $17.6 million. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

As a financial institution whose principal medium for delivery of banking services is the internet, we are subject to risks particular to that medium.

We operate an independent Internet bank, as distinguished from the Internet banking service of an established conventional bank. Independent Internet banks often have found it difficult to achieve profitability and revenue growth. Several factors contribute to the unique problems that Internet banks face. These include concerns for the security of personal information, the absence of personal relationships between bankers and customers, the absence of loyalty to a conventional hometown bank, the customer's difficulty in understanding and assessing the substance and financial strength of an Internet bank, a lack of confidence in the likelihood of success and permanence of Internet banks and many individuals' unwillingness to trust their personal assets to a relatively new technological medium such as the Internet. As a result, many potential customers may be unwilling to establish a relationship with us.

Conventional financial institutions, in growing numbers, are offering the option of Internet banking and financial services to their existing and prospective customers. The public may perceive conventional financial institutions as being safer, more responsive, more comfortable to deal with and more accountable as providers of their banking and financial services, including their Internet banking services. We may not be able to offer Internet banking and financial services and personal relationship characteristics that have sufficient advantages over the Internet banking and financial services and other characteristics of established conventional financial institutions to enable us to compete successfully.

Moreover, both the Internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to our customers.

Our operations may be interrupted if our network or computer systems, or those of our providers, fail.

Because we deliver our products and services over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of our service providers, to protect computer systems and network infrastructure against interruptions in service due to damage from fire, power loss, telecommunications failure, physical break-ins, computer hacking or similar catastrophic events. Our operations also depend upon our ability to replace a third-party provider if it experiences difficulties that interrupt our operations or if an operationally essential third-party service terminates. Service interruptions to customers may adversely affect our ability to obtain or retain customers and could result in regulatory sanctions. Moreover, if a customer were unable to access his or her account or complete a financial transaction due to a service interruption, we could be subject to a claim by the customer for his or her loss. While our accounts and other agreements contain disclaimers of liability for these kinds of losses, we cannot predict the outcome of litigation if a customer were to make a claim against us.

Security concerns may adversely affect internet banking.

A significant barrier to on-line financial transactions is the secure transmission of confidential information over public networks. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect customer transaction data. If we, or another provider of financial services through the Internet, were to suffer damage from a security breach, public acceptance and use of the Internet as a medium for financial transactions could suffer. Any security breach could deter potential customers or cause existing customers to leave, thereby materially adversely affecting our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the Internet. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

We obtain essential technological and customer services support for the systems used by the Company from third-party providers. We outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third party vendors. For a description of these services, you should read "-Other Operations -Third Party Service Providers." Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our consolidated operations, revenues and profitability could be materially adversely affected.

We may be adversely affected by government regulation.

We are subject to extensive federal and state banking regulation and supervision. The regulations are intended primarily to protect our depositors' funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, capital structure, investment practices, dividend policy and growth. A failure by either the Bank or us to meet minimum capital requirements will result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels drop significantly, result in our being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

As a Delaware-chartered bank whose depositors and financial services customers are located in several states, the Bank may be subject to additional licensure requirements or other regulation of its activities by state regulatory authorities and laws outside of Delaware. If the Bank's compliance with licensure requirements or other regulation becomes overly burdensome, we may seek to convert its state charter to a federal charter in order to gain the benefits of federal preemption of some of those laws and regulations. Conversion of the Bank to a federal charter will require the prior approval of the relevant federal bank regulatory authorities, which we may not be able to obtain. Moreover, even if we obtain approval, there could be a significant period of time between our application and receipt of the approval, and/or any approval we do obtain may be subject to burdensome conditions or restrictions.

Our success will depend on our ability to retain Betsy Z. Cohen, our Chief Executive Officer.

We believe that the future success of the Company will depend upon the expertise of, and customer relationships established by Betsy Z. Cohen, our chief executive officer. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to hire highly qualified and experienced personnel with similar relationships to replace her, our ability to attract deposits or loan customers may be materially adversely affected. We do not have an employment agreement with, nor do we have key man life insurance on Mrs. Cohen.

REGULATION UNDER BANKING LAW

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company that is also a registered financial holding company. We are subject to supervision and regulation by the Federal Reserve and the Delaware State Bank Commissioner.

The Bank, as a state-chartered depository institution, is supervised by the Delaware State Bank Commissioner, as well as the Federal Deposit Insurance Company, or FDIC. The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank's operations.

Federal Regulation

As a bank holding company, we must file annual reports with the Federal Reserve, provide any additional information that the Federal Reserve may request, and are subject to regular examination by it.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or GLBA, made extensive changes in the rules governing the financial services industry, particularly banking. It eliminated many of the restrictions placed upon the activities of bank holding companies and established a new type of bank holding company called a financial holding company. We were registered as a financial holding company in 2004. Financial holding companies are granted the authority to engage in "financial activities" that are beyond those of conventional bank holding companies and to affiliate with entities engaged in financial activities. While the Federal Reserve (together with the Treasury Secretary) is authorized to determine what a financial activity is, the GLBA provides that financial activities include:

    o   lending, investing for others or safeguarding money or securities;

    o   Underwriting insurance and annuities as principal, agent or broker;

    o   providing financial, investment or economic advisory services;

    o issuing or selling interests in pools of assets permissible for a bank to hold directly;

    o engaging in any activity that the Federal Reserve found before the act to be a proper incident to banking; and

    o   insurance portfolio investing.

    The GLBA directs the Federal Reserve to define the following activities as financial in nature and the extent to which they are financial in nature:

    o lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities; and

    o   arranging financial transactions for the account of third parties.

The banking and nonfinancial subsidiaries of a financial holding company may not cross sell each other's products and services where the financial holding company owns the non-financial subsidiary through the financial holding company's merchant banking authority or through its insurance subsidiary under its investment portfolio authority. However, insurance products or services may be marketed by Internet websites or statement inserts with Federal Reserve approval if there is no illegal tying arrangement. A bank also may not engage in a "covered transaction" with a controlled affiliate of a financial holding company. A "covered transaction" includes loans to, investments in, purchases of assets from or guaranteeing loans of the affiliate, or accepting securities of the affiliate as collateral for a loan.

Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and its holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, up to 20% of the bank's capital stock and surplus.

Regulatory Restrictions on Dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. See "-- Holding Company Liability," below. Federal Reserve policies also affect the ability of a bank holding company to pay in kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See "-- Delaware Regulation." In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank, or any other subsidiary, upon the Bank's or the subsidiary's liquidation or reorganization will be subject to the prior claims of the Bank's or subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors have priority of payment over the claims of holders of any obligation of the institution's holding company or any of its shareholders or creditors.

Holding Company Liability. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below under "-- Prompt Corrective Action," a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Capital Adequacy. The Federal Reserve and FDIC have issued standards for measuring capital adequacy for bank holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications to them to obtain approvals, including our applications for approval of the reorganization and for registration as a financial holding company. As discussed under "-- Prompt Corrective Action," a failure to meet minimum capital requirements could subject us or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

In general, the risk-related standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that the categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders' equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank's or bank holding company's "qualifying total capital." However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2004, we and the Bank had a total capital to risk-adjusted assets ratios of 27.04% and 24.49%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 26.29% and 23.74%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2004, we and the Bank had leverage ratios of 22.88% and 20.54%, respectively.

The federal banking agencies' standards provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by them in assessing a financial institution's overall capital adequacy. The risk-based capital standards also provide for the consideration of interest rate risk in the agency's determination of a financial institution's capital adequacy. The standards require financial institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

These standards can be expected to be amended from time to time.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions are assigned one of five capital categories -- "well capitalized ," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" -- and subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0%. At December 31, 2004, our total risk-based capital ratio was 27.04%, our Tier 1 risk-based capital ratio was 26.29% and our leverage ratio was 22.88%, while the Bank's ratios were 24.49%, 23.74% and 20.54%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2004, both we and the Bank were "well capitalized" within the meaning of the regulatory categories.

Banking regulatory agencies are permitted or, in certain cases, required to take action with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agency's corrective powers include, among other things:

    o   prohibiting the payment of principal and interest on subordinated debt;

    o prohibiting the holding company from making distributions without prior regulatory approval;

    o   placing limits on asset growth and restrictions on activities;

    o   placing additional restrictions on transactions with affiliates;

    o   restricting the interest rate the institution may pay on deposits;

    o prohibiting the institution from accepting deposits from correspondent banks; and

    o in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized must submit a capital restoration plan. This plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to an agreed-upon amount. Any guarantee by a depository institution's holding company is entitled to a priority of payment in bankruptcy. Failure to implement a capital plan, or failure to have a capital restoration plan accepted, may result in a conservatorship or receivership.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977, which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of federally-insured institutions, such as the Bank, to adopt a CRA statement for its assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The CRA further requires that a record be kept of whether a financial institution meets its community's credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests:

    o a lending test which compares the institution's market share of loans in low- and moderate- income areas to its market share of loans in its entire service area and the percentage of the institution's outstanding loans to low- and moderate-income areas or individuals;

    o a services test, which evaluates the provision of services that promote the availability of credit to low- and moderate-income areas; and

    o an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

The Bank was examined for CRA compliance in 2002 and received a "satisfactory" rating.

Control Acquisitions. The Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a bank holding company is presumed to be an acquisition of control of the holding company if:

    o   the bank holding company has a class of securities registered under
        Section 12 of the Securities Exchange Act of 1934 or

    o no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a bank holding company is conclusively deemed to be the acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through option or warrant exercise, even if the options or warrants have not then vested.

Insurance of Deposit Accounts. The Bank's deposits are insured to the maximum extent permitted by the Bank Insurance Fund, or BIF. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank's risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the BIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank's capital ratios or the occurrence of events that have an adverse effect on a bank's asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. In 2002, the BIF reserve ratio fell below 1.25%, creating the possibility that the FDIC would raise assessment rates, but in 2003 the ratio was slightly above 1.25%. At December 31, 2003 and December 31, 2004, the Bank's BIF assessment rate was 0%. If the BIF reserve ratio were to fall below 1.25% again, the FDIC would consider whether to levy higher assessments. Congress has also recently considered proposals that would increase assessments on certain types of rapidly growing institutions.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2004, the Bank's limit on loans-to-one borrower was $17.6 million ($29.3 million for secured loans). At December 31, 2004, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $19.5 million, which was secured. As a general policy, the Bank seeks to limit secured loans-to-one borrower to a maximum of $10.0 million.

Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank's capital and surplus. At December 31, 2004, we owed the Bank $-0-. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

Enforcement. Under the Federal Deposit Insurance Act, the FDIC has the authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations generally required for 2004 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $45.4 million, the reserve requirement is $1.164 million plus 10% (subject to adjustment by the Federal Reserve between 8% and 14%) of that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2004, the Bank met these requirements.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act was intended to detect, and prevent, the use of the United States' financial system for money laundering and terrorist financing activities. The Act requests financial institutions, such as banks, to prohibit correspondent accounts with foreign shell banks, to establish an anti-money laundering program that includes employee training and an independent audit, to follow minimum standards for identifying customers and maintaining records of the identification information, and to make regular comparisons of customers against agency lists of suspected terrorists, terrorist organizations and money launderers.

DELAWARE REGULATION

General. As a Delaware bank holding company, we are subject to the supervision of and periodic examination by the Delaware State Bank Commissioner and must comply with the reporting requirements of the Delaware State Bank Commissioner. The Bank, as a banking corporation chartered under Delaware law, is subject to comprehensive regulation by the Delaware State Bank Commissioner, including regulation of the conduct of its internal affairs, the extent and exercise of its banking powers, the issuance of capital notes or debentures, any mergers, consolidations or conversions, its lending and investment practices and its revolving and closed-end credit practices. The Bank also is subject to periodic examination by the Delaware State Bank Commissioner and must comply with the reporting requirements of the Delaware State Bank Commissioner. The Delaware State Bank Commissioner has the power to issue cease and desist orders prohibiting unsafe and unsound practices in the conduct of a banking business.

Limitation on Dividends. Under Delaware banking law, the Bank's directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient, but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

PENDING LEGISLATION

Deposit Insurance Reform. On April 2, 2003, the U.S. House of Representatives passed H.R. 522, the Federal Deposit Insurance Reform Act of 2003. This proposed legislation would reform the deposit insurance system by:

    o   merging the BIF and the Savings Association Insurance Fund;

    o ending the 23 basis point premium "rate cliff" that occurs when the reserve ratio of deposits insured to premiums held falls beneath 1.25% for more than one year;

    o   creating a reserve range within which a bank's reserve ratio can float;

    o   increasing insurance coverage limits for municipal deposits;

    o increasing insurance coverage limits for individual accounts to $130,000 and indexing future coverage limits to inflation; and

    o doubling insurance coverage limits for certain types of IRAs and 401(k) plans.

ITEM 2. PROPERTIES

We are the lessor of eight premises. Our banking and operations facilities occupy 20,236 square feet in Wilmington, Delaware under a lease expiring in 2010. The rent is currently $36,062 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $106,000 in outstanding principal amount as of December 31, 2004, as security under the lease. The letter of credit reduces $65,000 per year. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $49,922 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $391,000 in outstanding principal amount as of December 31, 2004, as security under the lease which reduces $80,000 per year. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $9,845 per month for our two Philadelphia-area loan production offices, and an aggregate of $10,961 per month for our Maryland, Alabama and Florida automobile leasing offices. We also pay rent of $603 per month for a customer service space, principally an ATM and computer interfaces. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the NASDAQ National Market under the symbol "TBBK." Prior to our reorganization, which became effective on December 22, 2004, there had been no public market for our common stock. The following table sets forth the range of high and low sales prices for the indicated periods for our common stock after the reorganization.

2004                            HIGH          LOW
-------------------------     --------     --------
Fourth quarter (beginning
December 23, 2004)            $  16.38     $  14.50

As of March 23, 2005 there were 11,888,061 shares of common stock outstanding held of record by 183 persons.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund the development and growth of our operations. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our earnings, financial condition, cash requirements and available investment opportunities.

Our payment of dividends is subject to restrictions which we disclose in "Regulations under Banking Law." In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarters dividend on our Series A preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the years ended December 31, 2004, 2003, 2002 and 2001, and for the period July 28, 2000 (date of inception of operations) through December 31, 2000. We derived the selected financial data for the years ended December 31, 2004, 2003, 2002 and 2001 and for the period July 28, 2000 (date of inception of operations) through December 31, 2000 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements, the notes to those financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

                                                                                                    For the
                                                                                                    period
                                                                                                   July 28,
                                                          As of or for the                           2000
                                                             Year Ended                            through
                                     ---------------------------------------------------------   ------------
                                     December 31,   December 31,   December 31,   December 31,   December 31,
                                        2004            2003           2002           2001           2000
                                     ------------   ------------   ------------   ------------   ------------
Income Statement Data:
  Interest income                    $     24,673   $     14,797   $     12,060   $      7,474   $      2,458
  Interest expense                          7,077          5,423          4,590          3,566          1,295
                                     ------------   ------------   ------------   ------------   ------------
  Net interest income                      17,596          9,374          7,470          3,908          1,163
  Provision for loan and lease
   losses                                   1,632            685            600            435            350
                                     ------------   ------------   ------------   ------------   ------------
  Net interest income after
   provision for loan and
   lease losses                            15,964          8,689          6,870          3,473            813
  Non-interest income                       8,904         10,487          4,342          1,719            518
  Non-interest expense                     22,193         18,355         11,703          8,706          5,673
                                     ------------   ------------   ------------   ------------   ------------
    Net income (loss) from
     continuing operations                  2,675            821           (491)        (3,514)        (4,342)
  Income tax benefit                       (1,043)          (250)          (500)
  Discontinued operations                       -              -              -           (104)        (1,877)
                                     ------------   ------------   ------------   ------------   ------------
    Net income (loss)                       3,718          1,071              9         (3,618)        (6,219)
  Less preferred stock dividends
   and accretion                             (817)          (881)          (750)          (278)             -
  Income allocated to Series A
   preferred shareholders                    (323)           (61)             -              -              -
                                     ------------   ------------   ------------   ------------   ------------
    Net income (loss) available
     to common stock                 $      2,578   $        129   $       (741)  $     (3,896)  $     (6,219)
                                     ============   ============   ============   ============   ============
Balance Sheet Data:
  Total assets                       $    576,279   $    304,161   $    233,424   $    155,006   $     84,823
  Total loans, net of unearned
   costs (fees)                           427,881        232,397        163,337        106,208         27,926
  Allowance for loan and lease
   losses                                   3,593          1,991          1,379            780            350
  Total cash and cash equivalents          19,503         42,183         30,148          5,866         51,542
  Deposits                                388,081        276,765        209,443        137,517         72,516
  Federal Home Loan Bank advances          55,000              -              -              -              -
  Shareholders' equity                    121,402         21,673         16,969         14,239         10,963

Selected Operating Ratios:
  Return on average assets                   0.79%          0.41%            nm             nm             nm
  Return on average common equity            3.94%          4.93%            nm             nm             nm
  Net interest margin                        3.86%          3.77%          4.05%          3.73%          3.13%

Selected Capital and Asset Quality
 Ratios:
  Equity/assets                             21.07%          7.13%          7.27%          9.19%         12.92%
  Tier 1 capital to average
   assets                                   22.88%          8.46%          9.76%         10.19%         14.86%
  Tier 1 capital to total
   risk-weighted assets                     26.29%         10.26%         11.60%         11.65%         23.29%
  Total capital to total
   risk-weighted assets                     27.04%         11.05%         12.33%         12.23%         24.10%
  Allowance for loan and lease
   losses to total loans                     0.84%          0.86%          0.84%          0.73%          1.25%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations.

OVERVIEW

We are a registered financial holding company whose principal asset is our wholly owned subsidiary bank. Since July 2000, when the Bank began banking operations, we have grown to $576.3 million in consolidated assets as of December 31, 2004. To sustain this growth, we raised additional capital in 2001, 2002 and 2003 and invested substantially all of the net proceeds in the Bank. In February 2004, the Bank completed its own offering of its common stock that resulted in its obtaining $82.9 million of additional capital, after underwriting discounts and commissions and expenses of the offering. After the offering, we owned approximately 32.7% of the Bank. In December 2004 we completed our reorganization at which time the Bank again became a wholly-owned subsidiary.

We focus on two markets: small to mid-size businesses and their principals and affinity groups with their established membership, client or customer bases. We concentrate our lending activities in the Philadelphia-Wilmington area, while we draw our deposits from that area and from out of area, principally through our merchant card processing operation. To a lesser extent, we obtain deposits from the open market as required to meet our loan funding needs. Our lending activities emphasize commercial, industrial and construction loans secured by real estate and commercial real estate loans.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses. Any such additional provision for loan losses will be a direct charge to our earnings.

We capitalize costs associated with internally developed and purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services used in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of these costs begins when we complete the preliminary project stage, and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

RESULTS OF OPERATIONS

Net Income: fiscal 2004 compared to fiscal 2003. Net income for fiscal 2004 was $3.7 million, compared to net income of $1.1 million for fiscal 2003. Preferred stock dividends and accretion for fiscal 2004 were $818,000, compared to $881,000 for fiscal 2003, which resulted in a net income available to common stock of $2.6 million for fiscal 2004 as compared to net income of $129,000 for fiscal 2003. Diluted earnings per share were $0.24 for fiscal 2004 as compared to $0.06 for fiscal 2003. Return on average assets was .79% and return on average equity was 3.94% for fiscal 2004.

Net Interest Income: fiscal 2004 compared to fiscal 2003. Our interest income for fiscal 2004 increased to $19.5 million from $12.5 million for fiscal 2003, while our net interest income increased to $17.6 million from $9.4 million. Our average loans increased to $315.1 million for fiscal 2004 from $192.2 million for the prior year period. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio as well as through purchases of investment securities with the proceeds from the Bank's public offering. We expect that the new capital obtained from the offering will enable us to continue growth in our loan portfolio for the foreseeable future.

Our net interest margin (representing the spread between our cost of funds and the rates we receive on our interest-earning assets) for fiscal 2004 increased to 3.86% from 3.77% for 2003, an increase of 9 basis points (.09%). For fiscal 2004 the average yield on our interest-earning assets decreased to 5.42% from 5.94% for fiscal 2003, a decrease of 52 basis points (.52%). The decrease in yield was the result of declines in the overall interest rate environment as well as a change in the mix of our earning assets as average investment securities increased as a percentage of earning assets to 22.6% for fiscal 2004 from 11.5% for fiscal 2003. The change in mix of earning assets resulted from the deployment of the proceeds from our initial public offering into investment securities. It is our intention to shift the mix in the future as we leverage our capital through growth in the loan portfolio. Cost of interest-bearing deposits decreased to 2.14% for fiscal 2004 from 2.47% for fiscal 2003, a decrease of 33 basis points (.33%) due to declines in the overall interest rate environment. Average interest-bearing deposits increased to $279.3 million from $197.0 million, an increase of $82.3 million or 41.8%.

Net Interest Income: fiscal 2003 compared to fiscal 2002. Our interest income for fiscal 2003 increased to $14.8 million from $12.1 million in the prior year, while our net interest income increased to $9.4 million from $7.5 million. Our average loans increased to $192.2 million for fiscal 2003 from $137.3 million for fiscal 2002. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets, primarily net loans, as we increased our deposit base and deployed an additional $4.0 million of capital we obtained in 2003.

Net interest income for 2003 was reduced by $551,000 of interest expense related to the trust preferred securities of The Bancorp Capital Trust I and the related debenture issued by us, as discussed in Note B. 13. in the Notes to Consolidated Financial Statements, as compared to $305,000 of such expense for fiscal 2002. The trust preferred securities and the related debenture were issued in June 2002 resulting in only a partial-year interest expense for 2002.

Our net interest margin for fiscal 2003 decreased to 3.77% from 4.05% for fiscal 2002, a decrease of 28 basis points (.28%). The decrease in fiscal 2003 resulted from a timing difference between the rates we obtained on our loans and rates on our deposits that we had determined to lock in on a longer-term basis.

For fiscal 2003, the average yield on our interest-earning assets decreased to 5.94% from 6.55% for fiscal 2002, a decrease of 61 basis points (.61%). The decrease was the result of decreases in the discount rate by the Federal Reserve, which resulted in decreases in both our prime rate and the rates we received on federal funds sold. While the low interest rate environment in fiscal 2003 primarily resulted from rate reductions that occurred in fiscal 2001, there were a total of 50 basis points (.50%) of reductions in 2002 and an additional 25 basis points (.25%) of reductions in 2003.

The rate decreases by the Federal Reserve also had an impact on the costs of our interest-bearing deposits, which decreased to 2.47% in fiscal 2003 from 2.86% in fiscal 2002. Except for immaterial amounts of securities sold under agreements to repurchase and overnight federal funds for liquidity management purposes, we did not borrow funds during fiscal 2003.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

                                                                   Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                                        2004                                   2003
                                        -------------------------------------   -----------------------------------
                                         Average                    Average      Average                  Average
                                         Balance      Interest       Rate        Balance     Interest      Rate
                                        ---------    ---------    -----------   ---------   ---------   -----------
                                                                    (dollars in thousands)
ASSETS:
Interest-earning assets:
  Loans net of unearned discount        $ 315,088    $  19,472           6.18%  $ 192,206   $  12,508          6.51%
  Investment securities                   102,967        4,710           4.57%     28,612       1,984          6.93%
  Interest bearing deposits                   827           11           1.33%      1,025           8          0.78%
  Federal funds sold                       36,532          480           1.31%     27,119         297          1.10%
                                        ---------    ---------                  ---------   ---------
Net interest-earning assets               455,414       24,673           5.42%    248,962      14,797          5.94%
Allowance for loan and lease losses        (2,530)                                 (1,640)
Other assets                               16,747                                  16,167
                                        ---------                               ---------
                                        $ 469,631                               $ 263,489
                                        =========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand (non-interest bearing
 deposits)                               $ 57,669                               $  40,687
  Interest checking                        22,070    $     262           1.19%     14,605   $     219          1.50%
  Savings and money market                126,166        2,576           2.04%     81,158       2,082          2.57%
  Time                                    131,023        3,145           2.40%    101,211       2,556          2.53%
                                        ---------    ---------                  ---------   ---------
    Total interest-bearing   deposits     279,259        5,983           2.14%    196,974       4,857          2.47%
Subordinated debt                           5,250          551          10.50%      5,250         551         10.50%
FHLB advances                              29,057          516           1.78%
Other borrowed funds                        1,507           27           1.79%        660          15          2.27%
                                        ---------    ---------                  ---------   ---------
Net interest-bearing liabilities          315,073        7,077           2.25%    202,884       5,423          2.67%
Other liabilities                           2,415                                     597
Shareholders' equity                       94,474                                  19,321
                                        ---------                               ---------
                                        $ 469,631                               $ 263,489
                                        =========                               =========

  Net yield on average interest
   earning assets                                    $  17,596           3.86%              $   9,374          3.77%
                                                     =========    ===========               =========   ===========

                                               Year Ended December 31,
                                        -----------------------------------
                                                        2002
                                        -----------------------------------
                                         Average                  Average
                                         Balance     Interest      Rate
                                        ---------   ---------   -----------
                                             (dollars in thousands)
ASSETS:
Interest-earning assets:
  Loans net of unearned discount        $ 137,278   $   9,469          6.90%
  Investment securities                    34,994       2,403          6.87%
  Interest bearing deposits                 1,103           7          0.63%
  Federal funds sold                       10,887         181          1.66%
                                        ---------   ---------
Net interest-earning assets               184,262      12,060          6.55%
Allowance for loan and lease losses        (1,054)
Other assets                               13,921
                                        ---------
                                        $ 197,129
                                        =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand (non-interest bearing
 deposits)                                 26,882
  Interest checking                     $   7,872   $     150          1.91%
  Savings and money market                 74,917       2,141          2.86%
  Time                                     65,433       1,950          2.98%
                                        ---------   ---------
    Total interest-bearing   deposits     148,222       4,241          2.86%
Subordinated debt                           2,905         305         10.50%
FHLB advances
Other borrowed funds                        1,556          44          2.83%
                                        ---------   ---------
Net interest-bearing liabilities          152,683       4,590          3.01%
Other liabilities                           1,857
Shareholders' equity                       15,707
                                        ---------
                                        $ 197,129
                                        =========

  Net yield on average interest
   earning assets                                   $   7,470          4.05%
                                                    =========   ===========


In fiscal 2004, average interest-earning assets increased to $455.4 million, an increase of $206.4 million, or 82.9%, from fiscal 2003. During the same period, average loan balances increased $122.9 million, or 63.9%. In fiscal 2003, average interest-earning assets increased to $249.0 million, an increase of $64.6 million, or 35.1%, from fiscal 2002. During the same period, average loan balances increased $54.9 million, or 40.0%. Average interest-bearing deposits increased to $279.3 million in fiscal 2004 from $197.0 million for fiscal 2003 and $148.2 million for fiscal 2002, an increase of $82.3 million or 41.8% in 2004 and $48.8 million or 32.9% in 2003.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2002 through 2004. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       2004 versus 2003                  2003 versus 2002
                              --------------------------------   --------------------------------
                                Due to change in:                  Due to change in:
                              --------------------               --------------------
                               Volume       Rate       Total      Volume       Rate       Total
                              --------    --------    --------   --------    --------    --------
INTEREST INCOME:
  Loans net of unearned
   discount                   $  7,559    $   (595)   $  6,964   $  3,539    $   (500)   $  3,039
  Investment securities          3,137        (411)      2,726       (443)         24        (419)
  Interest bearing deposits         (1)          4           3          -           1           1
  Federal funds sold               116          67         183        150         (34)        116
                              --------    --------    --------   --------    --------    --------
    Total interest earning
     assets                     10,811        (935)      9,876      3,246        (509)      2,737

INTEREST EXPENSE:
  Interest checking           $     73    $    (30)         43   $     92    $    (23)         69
  Savings and money market         763        (269)        494        258        (317)        (59)
  Time                             708        (119)        589        841        (235)        606
                              --------    --------    --------   --------    --------    --------
    Total deposit interest
     expense                     1,544        (418)      1,126      1,191        (575)        616
  Subordinated debt                  -           -           -        246           -         246
  FHLB advances                    516           -         516          -           -           -
  Other borrowed funds              14          (2)         12        (22)         (7)        (29)
                              --------    --------    --------   --------    --------    --------
    Total interest expense       2,074        (420)      1,654      1,415        (582)        833
                              --------    --------    --------   --------    --------    --------
Net interest income           $  8,737    $   (515)   $  8,222   $  1,831    $     73    $  1,904
                              ========    ========    ========   ========    ========    ========

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.6 million for fiscal 2004, $685,000 for 2003 and $600,000 for 2002. At
December 31, 2004, our allowance for loan and lease losses amounted to $3.6 million or .84% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provisions and allowance for loan and lease losses and our loss experience see " -- Allowance for Loan and Lease Losses" and " -- Summary of Loan and Lease Loss Experience," below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $8.4 million for fiscal 2004 as compared to $9.7 million for fiscal 2003, a decrease of $1.3 million or 15.2%. The gains on sales of investment securities totaled $481,000 for fiscal 2004 compared to a $787,000 gain on sale investment securities for fiscal 2003. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the decrease of non-interest income, exclusive of gains on sales of investment securities, were a decrease in service fees on deposit accounts and a decrease in merchant credit card fees. Service fees on deposit accounts for fiscal 2004 decreased $183,000 to $695,000 as compared to fiscal 2003. The decrease was the result of a discontinuation of a deposit program, which created fee income. Management's review of the program led it to the conclusion that the fee income did not mitigate the potential risk involved. Our merchant credit card income was $6.8 million for fiscal 2004, a decrease of $1.2 million, or 14.9% as compared to fiscal 2003 which resulted from the termination of a high-volume, thin-spread relationship. This decrease was substantially offset by a similar decrease in related expenses, as discussed in " -- Non-Interest Expense," below. The net fees generated from the merchant credit card processing support the infrastructure associated with the merchant division. We believe that our merchant card program generally will expand as we grow and that fee income from this source will likewise expand.

Total non-interest income for fiscal 2003 was $10.5 million, an increase of $6.1 million or 141.5% over fiscal 2002. The principal reasons for the increase were an increase in merchant credit card deposit fees to $8.0 million from $3.3 million, gains from sales of investment securities, which amounted to $787,000 for fiscal 2003 as compared to $20,000 in fiscal 2002, and an increase in our service fees on deposit accounts to $878,000 from $431,000. The increase in merchant credit card fees resulted from increased transactional volume arising out of the relationship that we discussed above where there was high volume and a thin spread, together with a growth in existing relationships. These fees were substantially offset by related expenses, as discussed in " -- Non-Interest Expense," below. The increase in service fees on deposit accounts resulted from an overall increase in account relationships, in particular from the deposit program discussed above that was discontinued in fiscal 2004.

Non-Interest Expense. Total non-interest expense was $22.2 million for fiscal 2004, as compared to $18.3 million for fiscal 2003, an increase of $3.8 or 20.9%. Salaries and employee benefits amounted to $7.9 million for fiscal 2004 as compared to $5.0 million for fiscal 2003. The increase reflects additional staff required for the commercial lending, call center and merchant processing areas as we increased in size from $304.2 million in total assets at December 31, 2003 to $576.3 million in total assets at December 31, 2004. It also reflects annual salary increases of 3% to 5% to our employees and our payment of compensation to executives who had not received salaries and/or bonuses in the second quarter of 2003, principally our chief executive officer. We expect salaries and employee benefits expense to increase in future periods as we increase our staff to accommodate our expected growth in assets. Merchant credit card deposit expense amounted to $6.1 million for fiscal 2004, a decrease of $1.3 million, or 17.6% over fiscal 2003. As discussed above, the decrease resulted from the termination of a high-volume, thin-spread relationship. Advertising costs increased to $442,000 for fiscal 2004, as compared to $242,000 for fiscal 2003, an increase of $200,000 or 82.6%. The increase was the result of targeted events for the Philadelphia Private Bank customers. Other expense was $4.0 million for fiscal 2004 as compared to $3.1 million for fiscal 2003, an increase of $509,000 or 30.6%. Of this increase, insurance costs increased by $448,000 primarily due to the premium increase for directors' and officers' insurance after our initial public offering. We expect that other expenses will increase over at least the next 12 months as a result of compliance measures required by recent legislative and regulatory initiatives such as the Sarbanes-Oxley Act of 2002.

Total non-interest expense was $18.4 million for fiscal 2003, as compared to $11.7 million in fiscal 2002, an increase of $6.7 million or 56.8%. Salaries and employee benefits amounted to $5.0 million for fiscal 2003 as compared to $3.7 million for fiscal 2002. The increase reflects additional staff for the commercial lending, call center and merchant processing areas as well as annual salary increases of 3% to 5%. Merchant credit card deposit expense amounted to $7.4 million for fiscal 2003, an increase of $4.5 million, or 179.8%, over fiscal 2002. As discussed above, the increase resulted from the increased transactional volume arising out of the new relationships we established together with growth in existing relationships.

Total non-interest expense was $11.7 million for fiscal 2002 as compared to $8.7 million for fiscal 2001, an increase of $3.0 million or 34.4%. Merchant credit card deposit expense amounted to $2.6 million for fiscal 2002, an increase of $1.6 million, which was substantially offset by related income. Data processing expense was $704,000 for fiscal 2002, which reflected $553,000 in data processing fees to our service providers. Advertising expense was $292,000 for fiscal 2002 as compared to $248,000 for fiscal 2001, an increase of $44,000. The increase resulted from an increase in our affinity group marketing.

In fiscal 2003, non-interest expense included a one-time charge of $188,000 in salary and employee benefits for compensation paid to a former executive. In September 2002, we paid a settlement of $800,000 in connection with an action brought by a shareholder of a financial institution with which certain members of our management had previously been associated. The plaintiff alleged that we had misappropriated an opportunity properly belonging to the other financial institution. We did not record an expense at the time of settlement since, based upon the advice of counsel and insurance advisors, we expected a favorable outcome of our claim under our directors' and officers' insurance policy. We evaluated our claim in each succeeding period and, based upon advice of counsel, determined that the claim would have a favorable outcome. In October 2002, counsel advised us that significant further litigation would be required to pursue our claim and, to avoid further expense, we settled our claim for $250,000 and recorded an expense of $691,000, representing the difference between settlement amount plus related expenses and the settlement payment received.

INCOME TAX BENEFIT, NET OPERATING LOSS CARRYFORWARDS

We reported a benefit for income taxes for fiscal 2004 of $1.0 million, for fiscal 2003 of $250,000, and $500,000 for fiscal 2002 as a result of a reversal of our deferred tax valuation allowance. As of December 31, 2004 we recognized our remaining valuation allowance because management believes it is more likely than not that we will continue to generate income, and as a result, we will become a full tax paying company in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Until the Bank's public offering in February 2004, the primary source of funds for our investing activities had been cash inflows from net increases in deposits, which were $111.3 million in fiscal 2004, $67.3 million in fiscal 2003, and $71.9 million in 2002. While we do not have a traditional branch system, we feel that our core deposits have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at competitive levels with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and "sticky," in the sense of they do not react to fluctuations in the market. Because of the model, we have not experienced significant swings in liquidity and would expect that to continue in the future. We have also derived funds from offerings in 2001, 2002 and 2003 amounting to $13.4 million.

In fiscal 2004, we obtained $82.9 million in net offering proceeds from the Bank's public offering, which significantly increased liquidity. We initially invested the proceeds of this offering in highly liquid investment securities. As we invest this capital, and increase the deposit base that the capital supports, into loans our liquidity will decrease to more normal levels.

We have also used sources outside of our core deposit products to fund our loan growth, in particular the Federal Home Loan Bank and repurchase agreements. As of December 31, 2004, we had $55.0 million of outstanding Federal Home Loan Bank advances and $5.1 million in repurchase agreements. We also have a $5 million line of credit with Atlantic Central Bankers Bank. No amounts were outstanding on the line of credit as of December 31, 2004. We expect to continue to use our facility with the Federal Home Loan Bank, as well as repurchase agreements, as a supplemental funding source. We have also used the broker certificate of deposit market as a supplemental funding source. Brokered funds amounted to $160.8 million, $102.9 million and $70.8 million, at December 31, 2004, 2003 and 2002, respectively. As part of our asset and liability management process, we review the maturities of our broker certificates of deposit in light of our expected deposit inflows and the amount of funding we anticipate will be necessary for lending purposes. The use of broker certificates of deposit as a funding source is a strategy we employ to match funds against fixed rate loans. While broker certificates of deposit can be a volatile source of funding, we believe that the principal factor in attracting such deposits, as with other time deposits, is the interest rate offered. As a result, in a rising interest rate environmental our cost of funds will also rise to the extent we seek to replace maturing broker certificates of deposit with similar funds rather than with increased core deposits or borrowings under our Federal Home Loan Bank and Atlantic Central Bankers Bank facilities.

Funding was directed primarily at cash outflows required for loans, which were $195.5 million in fiscal 2004, $69.1 million in fiscal 2003 and $57.1 million in fiscal 2002. At December 31, 2004, we had outstanding commitments to fund loans, including unused lines of credit, of $134.9 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered "well capitalized." A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the period. "Tier 1 capital" includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At December 31, 2004 both we and the Bank were "well capitalized" under banking regulations. As a result of the Bank's public offering, both of our capital ratios at December 31, 2004 had significantly increased as compared to December 31, 2003. The capital from the public offering will allow us to grow substantially over our current asset size.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

                                                Tier 1 capital       Tier 1 capital       Total capital
                                                  to average        to risk-weighted     to risk-weighted
                                                 assets ratio         assets ratio         assets ratio
                                              ------------------   ------------------   ------------------
AS OF DECEMBER 31, 2004:
The Company                                                22.88%               26.29%               27.04%
The Bancorp Bank                                           20.54%               23.74%               24.49%
"Well capitalized" institution (under
  FDIC regulations)                                         5.00%                6.00%               10.00%

AS OF DECEMBER 31, 2003:
The Company                                                 7.13%                8.65%                9.44%
The Bancorp Bank                                            8.46%               10.26%               11.05%
"Well capitalized" institution (under
 FDIC regulations)                                          5.00%                6.00%               10.00%

ASSET AND LIABILITY MANAGEMENT

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution's interest margin resulting from changes in market interest rates.

As a financial institution, our potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest-earning assets, other than those with short term maturities. We do not own any trading assets and we do not have any hedging transactions in place, such as interest rate swaps.

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the chief executive officer, chief financial officer, president and chief credit officer. This committee meets quarterly to review our financial results and to develop strategies to implement the policies and to respond to market conditions. The primary goal of our policies is to maximize interest income while minimizing fluctuations, subject to overall policy constraints.

We monitor and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, we project future net interest income, and then estimate the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2004. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the "1 - 90 days" column with the remainder shown in the "1 - 3 years" column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

                                         1-90          91-364          1-3            3-5           Over 5
                                         Days           Days          Years          Years           Years
                                     ------------   ------------   ------------   ------------   ------------
                                                              (dollars in thousands)
INTEREST EARNING ASSETS:
Loans net of unearned discount       $    213,965   $     20,414   $     93,778   $     48,094   $     51,630
Investments, available for sale             3,553          4,793          8,154         39,824         63,928
Interest bearing deposits                   1,028              -              -              -              -
Federal funds sold                          8,291              -              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
Total interest earning assets             226,837         25,207        101,932         87,918        115,558
                                     ------------   ------------   ------------   ------------   ------------

INTEREST BEARING LIABILITIES:
Interest checking                           9,824              -          9,824              -              -
Savings and money market                   33,442              -        100,327              -              -
Time deposits                              46,703         89,497         46,531            101
Securities sold under agreements
 to repurchase                              5,052              -              -              -              -
Federal Home Loan Bank advances            55,000
Subordinated debt                               -              -          5,413              -              -
                                     ------------   ------------   ------------   ------------   ------------
Total interest bearing liabilities        150,021         89,497        162,095            101              -
                                     ------------   ------------   ------------   ------------   ------------
Gap                                  $     76,816   $    (64,290)  $    (60,163)  $     87,817   $    115,558
                                     ============   ============   ============   ============   ============
Cumulative gap                       $     76,816   $     12,526   $    (47,637)  $     40,180   $    155,738
                                     ============   ============   ============   ============   ============
Gap to assets ratio                            13%           -11%           -10%            15%            20%
Cumulative gap to assets ratio                 13%             2%            -8%             7%            27%

The method used to analyze interest rate sensitivity in this table has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.

Because of the limitations in the gap analysis discussed above, we believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity, or MVPE, represents the fair value of the net present value of assets, liabilities and off-balance-sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MPVE ratio should not fluctuate more than 10% and 20%, and that net interest income should not fluctuate more than

15% and 20%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2004.

                                    Net portfolio value at
                                      December 31, 2004            Net interest income
                                 ---------------------------   ---------------------------
                                                 Percentage                    Percentage
Rate scenario                       Amount         change         Amount         change
------------------------------   ------------   ------------   ------------   ------------
                                                   (dollars in thousands)
+200 basis points                $    129,434          -1.58%  $     26,870          10.27%
+100 basis points                     130,410          -0.84%        25,627           5.17%
Flat rate                             131,511                        24,368
-100 basis points                     129,338          -1.65%        21,997          -9.73%
-200 basis points                     127,405          -3.12%        19,834         -18.61%

If we should experience a mismatch in our desired gap ranges or an excessive decline in our MVPE subsequent to an immediate and sustained changed in interest rate, we have a number of options which we could utilize to remedy such mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities.

Historically, we have primarily used variable rate commercial loans to limit fluctuations in our earnings. We seek to lock in a positive interest rate spread by using longer-term brokered funds to offset a portion of our fixed-rate loan portfolio. Our asset/liability strategy will be to maintain a positive gap position (that is, to continue to have interest-bearing assets subject to repricing that exceed in amount interest-earning liabilities subject to repricing) for periods up to a year. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions. Effective monitoring of these interest sensitivity gaps is the priority of our asset/liability management committee.

FINANCIAL CONDITION

General. Our total assets at December 31, 2004 were $576.3 million, of which total loans were $427.9 million, or 74.2%, while our total assets at December 31, 2003 were $304.2 million, of which total loans were $232.4 million, or 76.4%, and at December 31, 2002 our total assets were $233.4 million, of which total loans were $163.3 million, or 69.4%. Our portfolio of commercial, commercial mortgage and construction loans grew $55.5 million, or 47.6%, from year-end 2002 to $171.9 million at December 31, 2003 and by $155.4 million, or 90.4%, to $327.3 million at December 31, 2004.

Investment portfolio. The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2004, 2003 and 2002, all of our investments were categorized as available for sale.

                                                December 31, 2004             December 31, 2003             December 31, 2002
                                           ---------------------------   ---------------------------   ---------------------------
                                            Amortized         Fair        Amortized         Fair        Amortized         Fair
                                               cost          value           cost          value           cost          value
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                                (in thousands)
U.S. Government agency securities          $     80,000   $     79,753   $          -   $          -   $          -   $          -
Mortgage backed securities                        7,318          6,900         10,604         10,251         17,567         17,854
Other securities                                 33,284         33,599         14,019         14,136         15,624         15,815
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $    120,602   $    120,252   $     24,623   $     24,387   $     33,191   $     33,669
                                           ============   ============   ============   ============   ============   ============

Investment securities with a carrying value of $40.3 million at December 31, 2004, $8.5 million at December 31, 2003 and $11.0 million at December 31, 2002 were pledged as collateral for merchant processing accounts, Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2004:

                                    After                       After
                                   one to                      Five to                      Over
                                    five         Average         ten         Average         ten         Average
                                    years         yield         years         yield         years         yield         Total
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Available for Sale:
US Government agencies           $    39,824          3.72%  $    39,929          4.01%  $         -          0.00%       79,753
Mortgage backed securities                 -             -         3,865          4.00%        3,035          5.38%        6,900
Equity securities                          -             -             -             -        33,599          6.24%       33,599
                                 -----------                 -----------                 -----------                 -----------
  Total available for sale       $    39,824                 $    43,794                 $    36,634                 $   120,252
                                 ===========                 ===========                 ===========                 ===========

  Weighted average yield                              3.72%                       4.01%                       6.17%
                                               ===========                 ===========                 ===========

Loan Portfolio: We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. Our chief executive officer, Mrs. Cohen, who has over 25 years experience in real estate lending, chairs our loan committee. The remainder of the committee is made up of our president, chief lending officer, head commercial lender, lenders, loan analysts and our chief credit officer, who is present to insure adherence to both regulatory compliance and our internal credit policy. All of the key committee members have lengthy experience and have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, except in certain instances where we purchased individual leases and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2004, we had $51.0 million in participations sold, all of which were sold without recourse to us. Our loan portfolio grew at an annual rate of 84.1% in 2004, 42.3% in 2003, 54.0% in 2002 and 277.7% in 2001, reflecting the build-up of our lending operations. We focus primarily on lending to small to mid-size businesses and their principals. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2004, commercial, construction and commercial mortgage loans made up $327.3 million or 76.5% of our total loan portfolio, of which 80.5% were secured by real estate. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, we from time to time consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, although we do lend at fixed rates when appropriate for a customer.

The following table summarizes our loan portfolio by loan category for the periods indicated:

                                     2004           2003           2002           2001
                                    Amount         Amount         Amount         Amount
                                 ------------   ------------   ------------   ------------
Commercial                       $     89,327   $     53,130   $     36,037   $     30,250
Commercial mortgage                   140,755         89,772         71,016         37,939
Construction                           97,239         29,026          9,400          4,441
                                 ------------   ------------   ------------   ------------
Total commercial loans                327,321        171,928        116,453         72,630
Direct financing leases, net           44,795         38,405         30,958         25,405
Residential mortgage                   31,388          6,473          4,433          3,228
Consumer loans and others              24,894         14,989         10,815          4,336
                                 ------------   ------------   ------------   ------------
                                      428,398        231,795        162,659        105,599
Unamortized costs                        (517)           602            678            609
                                 ------------   ------------   ------------   ------------
Total loans, net of
 unamortized fees and costs      $    427,881   $    232,397   $    163,337   $    106,208
                                 ============   ============   ============   ============

The following loan table presents selected loan categories by maturity for the periods indicated:

                                                     December 31, 2004
                                 ---------------------------------------------------------
                                    Within      One to Five       After
                                   One Year        Years        Five Years        Total
                                 ------------   ------------   ------------   ------------
                                                      (in thousands)
Commercial and commercial
 mortgage                        $     88,452   $    109,935   $     31,695   $    230,082
Construction                           34,356         56,303          6,580         97,239
                                 ------------   ------------   ------------   ------------
                                 $    122,808   $    166,238   $     38,275   $    327,321
                                 ============   ============   ============   ============

Loans at fixed rates                            $     47,052   $      6,649   $     53,701
Loans at variable rates                              119,186         31,626        150,812
                                                ------------   ------------   ------------
  Total                                         $    166,238   $     38,275   $    204,513
                                                ============   ============   ============

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which has been charged against earnings is in the amount necessary to maintain our allowance at a level that is appropriate, based on management's estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management's opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as "special mention," "substandard" or "doubtful," we record all estimated losses at the time we classify the loan or lease. This "specific" portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. The historical experience for each loan pool is augmented by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. For example, as a result of significant growth in construction lending, which was the result of a construction lending group being hired at the end of the third quarter of 2003, our allocation to the construction loan pool increased in the last half of 2003 and the first half of 2004. In fiscal 2004 we enhanced our allowance methodology through the efforts of our newly-hired chief risk officer, who directly oversees the loan review processes and measures the adequacy of the allowance independently from management. The chief risk officer reports directly to our audit committee. The chief risk officer's individual loan oversight parameters include: borrower relationships over $2.0 million and loans 90 days or more past due or that have been previously classified as substandard. Pursuant to these parameters, approximately 67% of our loans are subject to the chief risk officer's oversight.

Although the performance of our loan portfolio has been above that of our peers, and we do not currently foresee a change in that performance, our analysis for purposes of deriving the historical loss component of the allowance includes factors in addition to our historical loss experience, such as management's experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and statistical information from various industry reports such as the FDIC's Quarterly Banking Profile.

While we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases.

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2004, 2003 and 2002:

                                                December 31, 2004             December 31, 2003             December 31, 2002
                                           ---------------------------   ---------------------------   ---------------------------
                                                             % Loan                        % Loan                        % Loan
                                                             Type to                       Type to                       Type to
                                                              Total                         Total                         Total
                                            Allowance         Loans        Allowance        Loans        Allowance        Loans
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                            (dollars in thousands)
Commercial                                 $        862          20.85%  $        531          22.92%  $        400          22.15%
Commercial mortgage                               1,257          32.86%           673          38.73%           445          43.66%
Construction                                        646          22.70%           261          12.52%           150           5.78%
Direct financing leases, net                        535          10.46%           364          16.57%           280          19.03%
Consumer loans                                       70           7.33%            70           2.79%            45           2.73%
Residential mortgage                                143           5.81%            80           6.47%            45           6.65%
Unallocated                                          80              -             12              -             14              -
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $      3,593         100.00%  $      1,991         100.00%  $      1,379         100.00%
                                           ============   ============   ============   ============   ============   ============

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

                                                                   December 31,
                                     ------------------------------------------------------------------------
                                         2004           2003           2002           2001           2000
                                     ------------   ------------   ------------   ------------   ------------
                                                              (dollars in thousands)
Balance in the allowance for loan
 and lease losses at beginning of
 period                              $      1,991   $      1,379   $        780   $        350   $          -
                                     ------------   ------------   ------------   ------------   ------------

Loans charged-off:
  Commercial                                   10
  Lease financing                               -             65              1              5
  Consumer                                     20              9              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
    Total                                      30             74              1              5              -
                                     ------------   ------------   ------------   ------------   ------------
Recoveries:
  Lease financing                               -              1              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
    Total                                       -              1              -              -              -
                                     ------------   ------------   ------------   ------------   ------------
Net charge-offs                                30             73              1              5              -
Provision charged to operations             1,632            685            600            435            350
                                     ------------   ------------   ------------   ------------   ------------
Balance in allowance for loan and
 lease losses at end of period       $      3,593   $      1,991   $      1,379   $        780   $        350
                                     ============   ============   ============   ============   ============
Net charge-offs/average loans                0.01%          0.04%              *              *              *

* Less than .01%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $205,000 in non-accrual loans at December 31, 2004 and no non-accrual loans in any of the prior year periods. We did not have any real estate owned as a result of foreclosures of delinquent or defaulted loans. Loans past due

90 days or more still accruing interest amounted to $23,000, $44,000 and $40,000 at December 31, 2004, 2003 and 2002, respectively.

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, as a result of the February 2004 public offering by the Bank which significantly increased our capital base, we expect that our current deposit growth will continue. At December 31, 2004, we had total deposits of $388.1 million as compared to $276.8 million at December 31, 2003, an increase of $111.3 million or 40.2%. The following table presents the average balance and rates paid on deposits for the periods indicated:

                                                December 31, 2004             December 31, 2003             December 31, 2002
                                           ---------------------------   ---------------------------   --------------------------
                                             Average        Average        Average        Average        Average        Average
                                             balance          Rate         Balance          rate         balance          rate
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                            (dollars in thousands)
Demand (non-interest bearing)              $     57,669              -   $     40,687              -   $     26,882              -
Interest checking                                22,070           1.19%        14,605           1.50%         7,872           1.91%
Savings and money market                        126,166           2.04%        81,158           2.57%        74,917           2.86%
Time                                            131,023           2.40%       101,211           2.53%        65,433           2.98%
                                           ------------                  ------------                  ------------
  Total deposits                           $    336,928           1.78%  $    237,661           2.04%  $    175,104           2.44%
                                           ============                  ============                  ============

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2004 was as follows:

                                               Amount
                                           --------------
                                           (in thousands)
Maturity:
Three months or less                       $       10,674
Three to six months                                 2,312
Six to twelve months                                1,855
Greater than twelve months                            210
                                           --------------
                                           $       15,051
                                           ==============

At December 31, 2004, we had $136.3 million of certificate of deposit accounts maturing in one year or less. We rely primarily on customer service and customer relationships to attract and retain deposits. However, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. At December 31, 2004, 2003, and 2002, approximately 41.4%, 37.0% and 33.4%, respectively, of our deposits consisted of brokered or wholesale deposits. Our strategy is to use brokered or wholesale deposits to match loan funding needs as they arise. Brokered and wholesale deposits tend to be more sensitive to movements in market interest rates when compared with other types of deposits, and thus may result in our deposit base being less stable than if we had a greater proportion of our deposits in core deposits such as savings and checking accounts. Use of brokered or wholesale deposits may also increase our cost of deposits. We believe that we will continue to have access to sufficient amounts of brokered or wholesale deposits which, together with our other funding sources, will provide us with the means of funding our loan growth.

BORROWINGS

At December 31, 2004, we had $55.0 million in advances outstanding from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands. The Bank also has a $5.0 million line of credit with the Atlantic Central Bankers Bank. No amounts were outstanding under this line of credit at December 31, 2004. We do not have any policy prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the line of credit, will continue to be from the Federal Home Loan Bank system.

                                               As of or for the year ended December 31,
                                              ------------------------------------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
                                                        (dollars in thousands)
Securities sold under repurchase agreements
 and federal funds purchased
Balance at year-end                           $      5,052   $          3   $      1,008
Average during the year                              1,507            660          1,556
Maximum month-end balance                            5,052          1,021          6,561
Weighted average rate during the year                 1.79%          2.27%          2.83%
Rate at December 31                                   1.76%          1.05%          2.30%

Federal Home Loan Bank advances
Balance at year-end                           $     55,000   $          -   $          -
Average during the year                             29,057              -              -
Maximum month-end balance                           55,000              -              -
Weighted average rate during the year                 1.78%             -              -
Rate at December 31                                   2.24%             -              -

OFF-BALANCE SHEET COMMITMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our financial statements.

Credit risk is defined as the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform in accordance with the terms of the contract. The maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same underwriting standards and policies in making credit commitments as we do for on-balance-sheet instruments.

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2004 were our commitments to extend credit, which were approximately $134.9 million, and standby letters of credit, which were approximately $5.9 million at December 31, 2004, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. Since we expect that many of the commitments or letters of credit we issue will not be fully drawn upon, the total commitment or letter of credit amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. We base the amount of collateral we obtain when we extend credit on our credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2004:

                                                      Less than       One to         Four to         After
                                         Total         one year    three years     five years     five years
                                     ------------   ------------   ------------   ------------   ------------
                                                                  (in thousands)
Minimum annual rentals on
 noncancellable operating leases     $      9,171   $      1,251   $      2,471   $      2,389   $      3,060
Remaining contractual maturities
 of time deposits                         182,832        136,300         46,431            101
Loan commitments                          134,902         64,538         52,168          7,297         10,899
Standby letters of credit                   5,879          4,167          1,007            266            439
                                     ------------   ------------   ------------   ------------   ------------
Total                                $    151,736   $     63,671   $     80,516   $      4,371   $      3,178
                                     ============   ============   ============   ============   ============

IMPACT OF INFLATION

The primary impact of inflation on our operations is on our operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. We have not been materially affected by inflation because we are a relatively newly- formed institution. While we anticipate that inflation will affect our future operating costs, we cannot predict the timing or amounts of any such effects.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2003, the American Institute of Certified Public Accountants issued Statement of Policy, or SOP, 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan that we acquire where it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable. SOP 03-3 requires us to recognize, as accretable yield, the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. We have evaluated the provisions of SOP 03-3 and adoption will not have a material effect on our financial statements.

In November 2003, the Emerging Issues Task Force, or EITF, of the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. We are in the process of determining the impact that this EITF will have on our financial statements. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a)." EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1" (EITF 03-1-1). FSP EITF Issue No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'" delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."

In March 2004, the FASB approved EITF Issue No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share." EITF 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board Opinion No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualifies as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for computation of earnings per share in the second quarter of 2004. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

The Commission recently released Staff Accounting Bulletin, or SAB, No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. We do not expect that the adoption of SAB 105 will have a material effect on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts the years ended December 31, 2004, 2003 and 2002 is disclosed in Note B - Summary of Accounting Policies No.8 Stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information with respect to quantitative and qualitative disclosures about market risk is included in the information provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at
Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bancorp, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 30, 2005

                       THE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                      2004           2003
                                                  ------------   ------------
                                                         (in thousands)
                    ASSETS
Cash and cash equivalents
  Cash and due from banks                         $     10,184   $     11,650
  Interest bearing deposits                              1,028          1,027
  Federal funds sold                                     8,291         29,506
                                                  ------------   ------------
     Total cash and cash equivalents                    19,503         42,183

Investment securities, available-for-sale              120,252         24,387
Loans, net of unearned fees (costs)                    427,881        232,397
Allowance for loan and lease losses                     (3,593)        (1,991)
                                                  ------------   ------------
Loans, net                                             424,288        230,406
Premises and equipment, net                              2,958          2,377
Accrued interest receivable                              3,439          1,219
Other assets                                             5,839          3,589
                                                  ------------   ------------
     Total assets                                 $    576,279   $    304,161
                                                  ============   ============

                 LIABILITIES
Deposits
  Demand (non-interest bearing)                   $     51,832   $     48,006
  Savings, money market and interest checking          153,417        111,438
  Time deposits                                        166,682        104,410
  Time deposits, $100,000 and over                      16,150         12,911
                                                  ------------   ------------
     Total deposits                                    388,081        276,765

Securities sold under agreements to repurchase           5,052              3
Federal Home Loan Bank advances                         55,000              -
Accrued interest payable                                   407            218
Subordinated debt                                        5,413              -
Guaranteed preferred interests in Company's
 subordinated debentures                                     -          5,250
Other liabilities                                          924            252
                                                  ------------   ------------
     Total liabilities                                 454,877        282,488
                                                  ------------   ------------

SHAREHOLDERS' EQUITY
  Preferred stock -authorized 5,000,000
   shares of $0.01 par value; issued and
   outstanding, 1,133,237 and 1,083,829
   shares for 2004 and 2003, respectively                   11             11
  Common stock - authorized, 20,000,000
   shares of $1.00 par value; issued
   shares 11,888,061 and 2,284,200 for
   2004 and 2003, respectively                          11,888          2,284
  Additional paid-in capital                           117,668         30,369
  Accumulated deficit                                   (7,934)       (10,835)
  Accumulated other comprehensive loss                    (231)          (156)
                                                  ------------   ------------
     Total shareholders' equity                        121,402         21,673

     Total liabilities and shareholders' equity   $    576,279   $    304,161
                                                  ============   ============

        The accompanying notes are an integral part of these statements.

                       THE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the year
                                                          ended December 31,
                                              ------------------------------------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
Interest income
  Loans, including fees                       $     19,472   $     12,508   $      9,469
  Investment securities                              4,710          1,984          2,403
  Federal funds sold                                   480            297            181
  Interest bearing deposits                             11              8              7
                                              ------------   ------------   ------------
                                                    24,673         14,797         12,060
                                              ------------   ------------   ------------
Interest expense
  Deposits                                           5,983          4,857          4,241
  Securities sold under agreements to
   repurchase                                           27             15             44
  Federal Home Loan Bank advances                      516              -              -
  Subordinated debt                                    551            551            305
                                              ------------   ------------   ------------
                                                     7,077          5,423          4,590
                                              ------------   ------------   ------------
  Net interest income                               17,596          9,374          7,470
Provision for loan and lease losses                  1,632            685            600
                                              ------------   ------------   ------------
  Net interest income after provision for
   loan and lease losses                            15,964          8,689          6,870
                                              ------------   ------------   ------------
Non-interest income
  Service fees on deposit accounts                     695            878            431
  Merchant credit card deposit fees                  6,793          7,980          3,273
  Gain on sales of investment securities               481            787             20
  Leasing income                                       256            205            256
  Other                                                679            637            362
                                              ------------   ------------   ------------
    Total non-interest income                        8,904         10,487          4,342
                                              ------------   ------------   ------------
Non-interest expense
  Salaries and employee benefits                     7,859          5,004          3,663
  Occupancy expense                                  1,688          1,531          1,675
  Merchant credit card deposit                       6,104          7,410          2,648
  Data processing expense                            1,051            886            704
  Advertising                                          442            242            292
  Professional fees                                    589            230            262
  Other                                              3,973          3,052          1,768
  Litigation settlement expense                          -              -            691
  Reorganization expense                               487              -              -
                                              ------------   ------------   ------------
    Total non-interest expense                      22,193         18,355         11,703
                                              ------------   ------------   ------------
  Income before income tax benefit                   2,675            821           (491)
Income tax benefit                                  (1,043)          (250)          (500)
                                              ------------   ------------   ------------
  Net income                                         3,718          1,071              9
                                              ------------   ------------   ------------
  Less preferred stock dividends and
   accretion                                          (817)          (881)          (750)
  Income allocated to Series A preferred
   shareholders                                       (323)           (61)             -
                                              ------------   ------------   ------------
  Net (loss) income available to common
   shareholders                               $      2,578   $        129   $       (741)
                                              ============   ============   ============
  Net income (loss) per share - basic         $       0.25   $       0.06   $      (0.39)
                                              ============   ============   ============
  Net income (loss) per share - diluted       $       0.24   $       0.06   $      (0.39)
                                              ============   ============   ============

        The accompanying notes are an integral part of these statements.

                       THE BANCORP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2004, 2003 and 2002

                                                                                          Accumulated
                                                             Additional                      other
                                   Common       Preferred      paid-in     Accumulated   comprehensive  Comprehensive
                                    stock         stock        capital       deficit     income (loss)      income        Total
                                 -----------   -----------   -----------   -----------   -------------  -------------  -----------
                                                                          (in thousands)
Balance at January 1, 2002       $     1,884   $         7   $    22,923   $   (10,284)  $        (291)                $    14,239
Net income                                 -             -             -             9                              9            9
Issuance of Series A preferred
 stock                                                   2         1,521                                                     1,523
Stock dividends on Series A
 preferred Stock                                         1           237          (238)
Issuance of common stock
 warrants                                                            592                                                       592
Accretion of Series A
 preferred Stock                           -             -           512          (512)                                          -
Other comprehensive gain, net
 of reclassification
 adjustments and tax                       -             -             -             -             606            606          606
                                 -----------   -----------   -----------   -----------   -------------  -------------  -----------
Total comprehensive income                                                                              $         615
                                                                                                        =============
Balance at December 31, 2002           1,884            10        25,785       (11,025)            315                      16,969
                                 -----------   -----------   -----------   -----------   -------------                 -----------
Net income                                 -             -             -         1,071                          1,071        1,071
Issuance of common stock                 400                       3,704                                                     4,104
Stock dividends on Series A
 preferred Stock                                         1           252          (253)
Accretion of Series A
 preferred Stock                           -             -           628          (628)                                          -
Other comprehensive loss, net
 of reclassification
 adjustments and tax                       -             -             -             -            (471)          (471)        (471)
                                 -----------   -----------   -----------   -----------   -------------  -------------  -----------
Total comprehensive income                                                                              $         600
                                                                                                        =============
Balance at December 31, 2003           2,284            11        30,369       (10,835)           (156)                     21,673
                                 -----------   -----------   -----------   -----------   -------------                 -----------
Net income                                 -             -             -         3,718               -          3,718        3,718
Warrant exercise                       1,337             -        12,031             -               -                      13,368
Common stock issued in
 reorganization                        8,266             -        74,612             -               -                      82,878
Common stock issued from
 option exercise                           1             -             8             -               -                           9
Cash dividends on Series A
 preferred                                                                        (169)              -                        (169)
Stock dividends on Series A
 preferred Stock                                         -           200          (200)              -                           -
Accretion of Series A
 preferred Stock                           -             -           448          (448)              -                           -
Other comprehensive loss, net
 of reclassification
 adjustments and tax                       -             -             -             -             (75)           (75)         (75)
                                 -----------   -----------   -----------   -----------   -------------  -------------  -----------
Total comprehensive income                                                                              $       3,643
                                                                                                        =============
Balance at December 31, 2004     $    11,888   $        11   $   117,668   $    (7,934)  $        (231)                $   121,402
                                 ===========   ===========   ===========   ===========   =============                 ===========

         The accompanying notes are an integral part of this statement.

                       THE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                              ------------   ------------   ------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
Operating activities
  Net income                                  $      3,718   $      1,071   $          9
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
    Depreciation and amortization                      821            777          1,151
    Provision for loan and lease losses              1,632            685            600
    Net amortization (accretions) of
     premium (discount)                               (136)            16            (80)
    Net gain on sales of investment
     securities                                       (481)          (787)           (20)
    Deferred income tax benefit                     (1,043)          (250)          (500)
    Increase in accrued interest
     receivable                                     (2,220)          (282)          (394)
    Increase (decrease) in interest
     payable                                           189           (200)           179
    (Increase) decrease in other assets             (1,006)           932           (952)
    Increase (decrease) in other
     liabilities                                       672            (84)          (167)
                                              ------------   ------------   ------------
      Net cash provided by (used in)
       operating activities                          2,146          1,878           (174)
                                              ------------   ------------   ------------
Investing activities
  Purchase of investment securities               (123,135)       (25,218)        (8,551)
  Proceeds from sales of investment
   securities                                        9,065         22,623          2,121
  Proceeds from maturity of investment
   securities                                       18,709         11,895         10,594
  Net increase in loans                           (195,514)       (69,133)       (57,130)
  Purchases of premises and equipment               (1,402)          (431)          (369)
                                              ------------   ------------   ------------
      Net cash used in investing
       activities                                 (292,277)       (60,264)       (53,335)
                                              ------------   ------------   ------------
Financing activities
  Net increase in deposits                         111,316         67,322         71,926
  Net increase (decrease) in securities
   sold under agreements to repurchase               5,049         (1,005)        (1,500)
  Proceeds from Federal Home Loan Bank
   advances                                         55,000              -              -
  Dividends on Series A preferred stock               (169)
  Proceeds from issuance of common
   stock, net                                       82,878          4,104              -
  Proceeds from the exercise of common
   stock warrants                                   13,368              -              -
  Proceeds from the exercise of common
   stock options                                         9              -              -
  Proceeds from issuance of Series A
   preferred stock, net                                  -              -          2,115
  Proceeds from the issuance of
   beneficial interest in the Company's
   subordinated debentures                               -              -          5,250
                                              ------------   ------------   ------------
      Net cash provided by financing
       activities                                  267,451         70,421         77,791
                                              ------------   ------------   ------------
      Net (decrease) increase in cash
       and cash equivalents                        (22,680)        12,035         24,282
Cash and cash equivalents, beginning
 of year                                            42,183         30,148          5,866
                                              ------------   ------------   ------------
Cash and cash equivalents, end of year        $     19,503   $     42,183   $     30,148
                                              ============   ============   ============

        The accompanying notes are an integral part of these statements.

                       THE BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - FORMATION AND STRUCTURE OF COMPANY

        The Bancorp, Inc. (the Company) was incorporated in the state of Delaware and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company operates as a financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). In 2002, the Company changed its name to The Bancorp, Inc. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is an FDIC-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas. The principal medium for the delivery of the Company's banking services is the internet. The Company commenced operations on July 28, 2000.

        The financial service industry is highly competitive in general. Many of the Company's principal competitors, including traditional banks and thrifts, other Internet banks and other financial service providers, such as brokerage and insurance companies, have greater financial and other resources than the Company does and may offer services, such as trust services, that the Company does not provide or will not be authorized to provide. Because there are few barriers to on-line market entry for existing chartered financial institutions, the Company's potential competitors could implement Internet banking operations with relative ease. Furthermore, brokerage companies and other financial service providers may not be subject to the same degree of regulation as are the Company and the Bank.

        The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company's and the Bank's businesses will be susceptible to being affected by state and federal legislation and regulations.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

        1. Basis of Presentation

        The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company balances have been eliminated.

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those revenues.

        The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors considered, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications.

        2. Cash and Cash Equivalents

        Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity of three months or less and federal funds sold. Cash paid for interest was approximately $6,898,000, $5,623,000 and $4,411,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        3. Investment Securities

        The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in debt and equity securities which management has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. At December 31, 2004 and 2003, the Company does not have investment securities classified as held to maturity. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company did not engage in hedging as of December 31, 2004 and 2003.

        The Company adopted Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments," as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115 that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003. The Company includes the required disclosures in these financial statements. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a)." EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1" (EITF 03-1-1). FSP EITF Issue No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'" delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."

        4. Loans and Allowance for Loan and Lease Losses

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.

Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

        Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

        The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

        SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revised the standards for accounting for the securitization and other transfers of financial assets and collateral.

        FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee. FIN 45 applied prospectively to guarantees the Company issued or modified subsequent to December 31, 2002. The required disclosures are included in these financial statements.

        In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that has evidenced a deterioration in credit quality since origination, and that was acquired by completion of a transfer for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the amount of its initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractually required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

        5. Premises and Equipment

        Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

        6. Internal Use Software

        Under the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

        The carrying value of the software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2004 and 2003, the Company had capitalized total software costs of approximately $1,210,000. The Company has recorded amortization expense of approximately $235,000, $278,000 and $173,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

        7. Income Taxes

        The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between their carrying values on the financial statements and their tax basis as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

        8. Stock-Based Compensation

        The Company accounts for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, and which measures compensation cost at the grant date based on the fair value of the award. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

        At December 31, 2004, the Company had a stock-based compensation plan, which is more fully described in note L. The Company accounts for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

                                                        Year ended December 31,
                                              ------------------------------------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
                                                   (in thousnads except share data)
Net income (loss), as reported                $      3,718   $      1,071   $          9
Less stock-based compensation
 costs under fair value based
 method for all awards                              (3,736)          (534)          (524)
                                              ------------   ------------   ------------
  Pro forma net income (loss)                          (18)           537           (515)
                                              ------------   ------------   ------------
  Less preferred stock dividends
   and accretion                                      (817)          (881)          (750)
                                              ------------   ------------   ------------
  Net income (loss) available to
   common shareholders                        $       (836)  $       (344)  $     (1,265)
                                              ============   ============   ============

  Basic earnings per share                    $       0.25   $       0.06   $      (0.39)
                                              ============   ============   ============

  Pro forma basic earnings per share          $      (0.08)  $      (0.17)  $      (0.67)
                                              ============   ============   ============

  Diluted earnings per share                  $       0.24   $       0.06   $      (0.39)
                                              ============   ============   ============

  Pro forma diluted earnings per
   share                                      $      (0.08)  $      (0.17)  $      (0.67)
                                              ============   ============   ============

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: dividend yield of 4.01%; 4.25% and 5.85% risk-free interest rate, respectively; expected volatility of 38.33%, 10.00% and 10.00%, respectively; and expected lives of ten years. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts the years ended December 31, 2004, 2003 and 2002 is disclosed in the table above.

        9. Advertising Costs

        The Company expenses advertising cost as incurred.

        10. Earnings per Share

        The Company calculates earnings per share under the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                                                     Year ended December 31, 2004
                                              ------------------------------------------
                                                 Income         Shares        Per share
                                              (numerator)    (denominator)      Amount
                                              ------------   ------------   ------------
                                                        (dollars in thousands)
Basic earnings per share
  Net income available to common
   shareholders                               $      2,578     10,307,481   $       0.25
Effect of dilutive securities
  Options                                                -         58,052              -
  Warrants                                               -         51,447              -
                                              ------------   ------------   ------------
Diluted earnings per share
  Net income available to common
   stockholders plus assumed conversions      $      2,578     10,416,980   $       0.24
                                              ============                  ============

        At December 31, 2004 1,133,237 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share.

                                                              Year ended December 31, 2003
                                                     ---------------------------------------------
                                                         Income          Shares        Per share
                                                      (numerator)    (denominator)      Amount
                                                     -------------   -------------   -------------
                                                                     (in thousands)
Basic earnings per share
  Net income available to common shareholders        $         190       2,010,529   $        0.09
Effect of dilutive securities
  Options                                                        -          14,390               -
  Warrants                                                       -          51,988               -
                                                     -------------   -------------   -------------
Diluted earnings per share
  Net income available to common stockholders
   plus assumed conversions                          $         190       2,076,907   $        0.09
                                                     =============   =============   =============

        At December 31, 2003, 1,083,529 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share.

        The weighted average shares for December 31, 2002, were 1,883,594. Stock options and warrants for 464,750 and 1,946,579 shares of common stock, respectively, at an exercise price of $10.00 per share were outstanding at December 31, 2002 but were not included in the weighted average shares because the exercise price equaled the market price.

        At December 31, 2002, 1,021,198 shares of Convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock, they were anti-dilutive to diluted earnings per share.

        In March 2004, the Financial Accounting Standards Board (FASB) approved EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (EITF 03-6). EITF 03-6 supersedes the guidance in Topic No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board Opinion No. 25 and SFAS 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. The Company's Series A preferred stock qualifies as a participating security under EITF 03-6. Accordingly, the Company has adopted the use of the two-class method for computation of earnings per share in the second quarter of 2004. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect the Company's financial statements or have any economic or operating impact on it.

        11. Comprehensive Income

        Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

        The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

                                                                  December 31, 2004
                                                     ------------------------------------------
                                                        Before           Tax          Net of
                                                         tax           benefit          tax
                                                        amount        (expense)       amount
                                                     ------------   ------------   ------------
Unrealized losses on investment securities
   Unrealized holding gains arising during period    $        595   $        203   $        392
   Less reclassification adjustment for gains
    realized in net loss                                      481           (164)           317
                                                     ------------   ------------   ------------
   Other comprehensive loss, net                     $       (114)  $        (39)  $        (75)
                                                     ============   ============   ============

                                                                  December 31, 2003
                                                     ------------------------------------------
                                                        Before           Tax          Net of
                                                         tax           benefit          tax
                                                        amount        (expense)       amount
                                                     ------------   ------------   ------------
Unrealized losses on investment securities
   Unrealized holding gains arising during period    $         33   $        (11)  $         22
   Less reclassification adjustment for gains
    realized in net loss                                      747           (254)           493
                                                     ------------   ------------   ------------
   Other comprehensive income, net                   $       (714)  $       (243)  $       (471)
                                                     ============   ============   ============

                                                                  December 31, 2002
                                                     ------------------------------------------
                                                        Before           Tax          Net of
                                                         tax           benefit          tax
                                                        amount        (expense)       amount
                                                     ------------   ------------   ------------
Unrealized losses on investment securities
   Unrealized holding losses arising during period   $        940   $       (321)  $        619
   Less reclassification adjustment for gains
    realized in net loss                                       20             (7)            13
                                                     ------------   ------------   ------------
   Other comprehensive loss, net                     $        920   $       (314)  $        606
                                                     ============   ============   ============

        12. Restrictions on Cash and Due From Banks

        The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amount of those reserves and cash balances at December 31, 2004 and 2003 were approximately $4,868,000 and $3,203,000, respectively.

        13. Variable Interest Entities

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

        Management has determined that The Bancorp Capital Trust (the Trust) qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company in 2002. The Trust is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trust as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

        Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require the Company to deconsolidate the Trust as of January 1, 2005. FIN 46(R) precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the Trust's expected residual returns. Accordingly, the Company will deconsolidate the Trust at the end of the first quarter of 2005, which will result in an increase in outstanding debt by $163,000. On March 3, 2005, the Federal Reserve issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

        14. Deferred Financing Costs

        Deferred financing costs related to the issuance of subordinated debt are being amortized over fifteen years and are included in other assets. The unamortized balance at December 31, 2004 and 2003 is $466,000 and $504,000. The Company recognized amortization expense of $38,000, $38,000 and $18,000 for the years ended December 31, 2004, 2003 and 2002.

        15. Reclassifications

        Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

NOTE C - INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses, and fair values of the Company's investment securities available-for-sale are summarized as follows (in thousands):

                                                                         December 31, 2004
                                                     ---------------------------------------------------------
                                                                       Gross          Gross
                                                       Amortized     unrealized     unrealized        Fair
                                                         cost          gains          Losses          value
                                                     ------------   ------------   ------------   ------------
U.S. Government agency securities                    $     80,000   $          -   $       (247)  $     79,753
Mortgage backed securities                                  7,318              8           (426)         6,900
Other securities                                           33,284            470           (155)        33,599
                                                     ------------   ------------   ------------   ------------
                                                     $    120,602   $        478   $       (828)  $    120,252
                                                     ============   ============   ============   ============

                                                                         December 31, 2003
                                                     ---------------------------------------------------------
                                                                       Gross          Gross
                                                       Amortized     unrealized     unrealized        Fair
                                                         cost          gains          Losses          value
                                                     ------------   ------------   ------------   ------------
Mortgage-backed securities                           $     10,604   $         10   $       (363)  $     10,251
Other securities                                           14,019            266           (149)        14,136
                                                     ------------   ------------   ------------   ------------
                                                     $     24,623   $        276   $       (512)  $     24,387
                                                     ============   ============   ============   ============

        The amortized cost and fair value of the Company's investment securities available-for-sale at December 31, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         December 31, 2004
                                                    ---------------------------
                                                      Amortized        Fair
                                                        cost           Value
                                                    ------------   ------------
Due after one year through five years               $     40,000   $     39,824
Due after five years through ten years                    43,867         43,794
Due after ten years                                       33,782         33,681
Federal Home Loan and Atlantic
 Central Bankers Bank stock                                2,953          2,953
                                                    ------------   ------------
                                                    $    120,602   $    120,252
                                                    ============   ============

        At December 31, 2004 and 2003, investment securities with a book value of approximately $68,302,000 and $8,538,000, respectively, were pledged to secure deposits and advances as required or permitted by law. Gross gains on sales were $481,000, $787,000 and

$20,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross losses were not material for the years ended December 31, 2004, 2003 and 2002.

        The table below indicates the length of time individual securities have been in continuous unrealized loss position at December 31, 2004:

                                                     Less than 12 months       12 months or longer              Total
                                        Number     -----------------------   -----------------------   -----------------------
                                          of          Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
Description of securities             securities     value        losses        value       Losses        value       losses
-----------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (dollars in thousands)
U.S. Government agency securities              2   $   79,753   $     (247)  $        -   $        -   $   79,753   $     (247)
Mortgage-backed securities                    13          284           (4)       6,564         (422)       6,848         (426)
Other securities                               8       11,403          (39)       4,109         (116)      15,512         (155)
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total temporarily impaired
 investment securities                        23   $   91,440   $     (290)  $   10,673   $     (538)  $  102,113   $     (828)
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

        Management has evaluated the securities in the above table and has concluded that none of these securities have impairments that are other than temporary. In its evaluation, management considered the types of securities and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include mortgage-backed securities whose market values are sensitive to interest rates.

NOTE D - LOANS

        Major classifications of loans are as follows:

                                                                     December 31,
                                                            ---------------------------
                                                                2004           2003
                                                               Amount         Amount
                                                            ------------   ------------
        Commercial                                          $     89,327   $     53,130
        Commercial mortgage                                      140,755         89,772
        Construction                                              97,239         29,026
                                                            ------------   ------------
        Total commercial loans                                   327,321        171,928
        Direct financing leases, net                              44,795         38,405
        Residential mortgage                                      31,388          6,473
        Consumer loans and others                                 24,894         14,989
                                                            ------------   ------------
                                                                 428,398        231,795

        Allowance for loan and lease losses                       (3,593)        (1,991)
        Unamortized fees and costs                                  (517)           602
                                                            ------------   ------------
        Total loans, net of unamortized fees and costs      $    424,288   $    230,406
                                                            ============   ============

        Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $23,000, $44,000 and $40,000 at

December 31, 2004, 2003 and 2002, respectively. The Company had $205,000 in non-accrual loans at December 31, 2004. The interest that would have been accrued on non-accrual loans during 2004 was $4,000. The Company did not have any non-accrual or impaired loans at December 31, 2003 or 2002.

        Changes in the allowance for loan and lease losses are as follows:

                                                                            December 31,
                                                             ------------------------------------------
                                                                 2004           2003           2002
                                                             ------------   ------------   ------------
        Balance at beginning of the year                     $      1,991   $      1,379   $        780
        Charge-offs                                                   (30)           (74)            (1)
        Recoveries                                                      -              1              -
        Provision charged to operations                             1,632            685            600
                                                             ------------   ------------   ------------
        Balance at end of year                               $      3,593   $      1,991   $      1,379
                                                             ============   ============   ============

NOTE E - PREMISES AND EQUIPMENT

        Premises and equipment are as follows:

                                                                                      December 31,
                                                                              ---------------------------
                                                                Estimated
                                                               useful lives       2004           2003
                                                              -------------   ------------   ------------
                                                                                     (in thousands)
          Furniture, fixtures and equipment                   3 to 12 years   $      5,723   $      4,450
          Leasehold improvements                              4 to 20 years            835            706
                                                                              ------------   ------------
                                                                                     6,558          5,156
          Accumulated depreciation                                                  (3,600)        (2,779)
                                                                              ------------   ------------
                                                                              $      2,958   $      2,377
                                                                              ============   ============

NOTE F - DEPOSITS

        At December 31, 2004, the scheduled maturities of certificates of deposit are as follows (in thousands):

              2005                                  $     136,300
              2006                                         46,431
              2007                                              -
              2008                                              -
              2009                                            101
        Thereafter                                              -
                                                    -------------
                                                    $     182,832
                                                    =============

NOTE G - DEBT

        1. Line of Credit

        The Bank entered into a $5,000,000 unsecured line of credit during 2002 that bears interest at a variable rate and is renewed annually. As of December 31, 2004, no funds were outstanding under this line.

        2. Short term borrowings

        Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Federal Home Loan Bank advances generally have maturities of less than one year. The details of these categories are presented below:

                                                      As of or for the year ended December 31,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
                                                               (dollars in thousands)
Securities sold under repurchase agreements
 and federal funds purchased
Balance at year-end                                  $      5,052   $          3   $      1,008
Average during the year                                     1,507            660          1,556
Maximum month-end balance                                   5,052          1,021          6,561
Weighted average rate during the year                        1.79%          2.27%          2.83%
Rate at December 31                                          1.76%          1.05%          2.30%
Federal Home Loan Bank advances
Balance at year-end                                  $     55,000   $          -   $          -
Average during the year                                    29,057              -              -
Maximum month-end balance                                  55,000              -              -
Weighted average rate during the year                        1.78%             -              -
Rate at December 31                                          2.24%             -              -

        3. Guaranteed Preferred Beneficiary Interest in Company's Subordinated Debt

        In June 2002, the Company issued $5.25 million of 10.5% fixed rate subordinated debentures (the Debentures) due June 12, 2007 to The Bancorp Capital Trust (the Trust), a Delaware business trust, which is a wholly-owned subsidiary of the Company. The Debentures are the sole asset of the Trust. The Trust issued 5,250,000 shares of trust preferred securities, $10 face value, for total proceeds of $5,250,000. The Company's obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust's obligations under the preferred securities. The preferred securities are redeemable by the Company on or after June 12, 2007, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2032. The ability of the Company's banking subsidiary to pay dividends or extend credit to the Company, the principal source of funds for the payment of the debentures, is subject to legal and regulatory limitations.

NOTE H - SHAREHOLDERS' EQUITY

        On December 22, 2004, the Company and the Bank completed its reorganization, where by the Bank became a wholly-owned subsidiary of the Company. The Company issued 1.15 shares of the Company's common stock for each share of Bank stock outstanding. The Company issued 8,265,625 shares of common stock in conjunction with this reorganization. The assets and liabilities of the Bank were recorded at net book value.

        In February 2004, the Bank completed a public offering for 7,187,500 shares of Bank common stock at $12.50 per share. Proceeds from the offering were approximately $82.9 million, net of offering costs of $6.9 million. As a result of this offering, and before the reorganization discussed above, the ownership of the Company's ownership of the Bank was reduced to 32.7%.

        During 2004, shareholders exercised warrants issued in connection with the Company's offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 1,337,486 shares of common stock. The Company received proceeds of $13.4 million from the warrant exercises.

        In August 2003, the Company sold 389,242 shares of common stock at a price of $11.00 per share in a private placement. The proceeds of the offering were approximately $3,980,000, net of offering costs of approximately $302,000, which included $214,000 paid to an affiliate.

NOTE I - SERIES A PREFERRED STOCK

        In 2004, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2004 in the form of stock dividends for each of the first three quarters of the year totaling 49,408 shares of Series A Preferred Stock. The cash dividend in the fourth quarter amounted to $169,000 or $0.15 per share.

        In 2003, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2003 in the form of stock dividends. These stock dividends were paid quarterly and resulted in the issuance of 62,232 shares of Series A Preferred Stock.

        In July 2002, the Company sold 225,000, units at a price of $10.00 per unit in a private placement. A unit consisted of one share of Series A Preferred Stock (2002 Preferred Stock) and two detachable warrants. The proceeds of the offering were approximately $2,155,000 net of offering costs of approximately $135,000.

        In connection with the issuance of the 2002 Preferred Stock, the Company also issued 493,521 detachable warrants to purchase shares of common stock at $10.00 per share. The fair value of the warrants at the date of issuance approximated $592,000 and is reflected as a discount to the 2002 Preferred Stock. The discount is being amortized over the life of the warrants. 93,521 of these warrants expire on June 12, 2006 and the remaining 400,000 warrants expire on July 19, 2005.

        In September 2002, the Company declared a 1% stock dividend on the 2002 Preferred Stock which was paid on October 15, 2002 to 2002 Preferred Stockholders of record on September 30, 2002. In December 2002, the Company declared a 1.5% stock dividend on the 2002 Preferred Stock which was paid on January 15, 2003 to stockholders of record on December 31, 2002. A total of 5,675 shares of Series A Preferred Stock were issued in connection with these stock dividends.

        Holders of the Series A Preferred Stock are entitled to one vote for each share, a liquidation preference at $10.00 per share, a noncumulative preferred dividend of $0.60 per share in either cash or additional shares of Series A Preferred Stock and a right to convert to common stock on a one-for-one basis at any time at the option of the holder. Each share of Series A Preferred Stock has the number of votes equal to the number of shares of common stock into which it may be converted.

NOTE J - BENEFIT PLANS

        The Company maintains a 401(k) savings plan covering substantially all employees of the Company and the Bank. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $145,000, $106,000 and $90,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE K - INCOME TAXES

        The components of the income tax benefit included in the statements of operations are as follows:

                                                           For the year ended December 31,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Income tax benefit
  Current                                            $  1,372,000   $          -   $          -
  Deferred benefit                                     (2,415,000)      (250,000)      (500,000)
                                                     ------------   ------------   ------------
  Applicable income tax benefit                      $ (1,043,000)  $   (250,000)  $   (500,000)
                                                     ============   ============   ============

        The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 34% are as follows:

                                                           For the year ended December 31,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Computed tax expense (benefit) at statutory rate     $    956,000   $    279,000   $   (167,000)
Change in valuation allowance                          (1,598,000)      (250,000)      (500,000)
Previously unrecognized NOL                              (408,000)      (295,000)             -
Unrecognized benefit of net operating loss
 carryovers                                                     -              -        161,000
Other                                                       7,000         16,000          6,000
                                                     ------------   ------------   ------------
  Applicable tax benefit                             $ (1,043,000)  $   (250,000)  $          -
                                                     ============   ============   ============

        Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Allowance for loan and lease losses                 $    492,000   $    (63,000)
Capitalized costs                                              -          4,000
Depreciation and amortization                           (160,000)      (160,000)
Net operating loss carryforwards                       2,833,000      2,302,000
Unrealized losses on investment
 securities available for sale                           119,000         80,000
                                                    ------------   ------------
                                                       3,284,000      2,164,000
Less valuation allowance                                       -     (1,333,000)
                                                    ------------   ------------
  Net deferred tax asset (included in other
   assets)                                          $  3,284,000   $    831,000
                                                    ============   ============

NOTE L - STOCK-BASED COMPENSATION

        In December 2003, the Bank adopted a stock option plan (the 2003 plan). Employees and directors of the Bank were eligible to receive options under the 2003 plan. An aggregate of 760,000 shares of common stock for the Bank had been reserved. Options expire on the tenth anniversary of their grant. Under the plan, 501,000 options were granted. As a result of the reorganization of the Company and the Bank, the Bank's plan terminated and the options granted under the Bank's plan were converted into options to purchase 576,101 shares of the Company's common stock.

        In October 1999, the Company adopted a stock option plan (the 1999
Plan). Employees and directors of the Company and the Bank are eligible to receive options under the 1999 Plan. An aggregate of 1,000,000 shares of common stock have been reserved under the 1999 Plan, with no more than 75,000 shares being issued to non-employee directors. Options vest over four years and expire on the tenth anniversary of the grant.

        A summary of the status of the Company's stock option plan and the options assumed in the reorganization with the Bank, together with the change during the year, is presented below.

                                                  2004                          2003                          2002
                                      ---------------------------   ---------------------------   ---------------------------
                                                       Weighted                      Weighted                      Weighted
                                                        average                       average                       average
                                                       exercise                      exercise                      exercise
                                         Shares          price         Shares          price         Shares          price
                                      ------------   ------------   ------------   ------------   ------------   ------------
Outstanding, beginning of year             525,750   $      10.13        464,750   $      10.13        428,500   $      10.00
Assumed in the reorganization              576,101          10.87
Granted                                                                   70,000          10.99         46,000          10.00
Exercised                                      750          10.00              -              -              -              -
Cancelled/forfeited                          4,624          10.54          9,000          10.00          9,750          10.00
                                      ------------                  ------------                  ------------
Outstanding, end of year                 1,096,477          10.52        525,750          10.13        464,750          10.00
                                      ============                  ============                  ============
Options exercisable at year end          1,024,561                       380,188                       269,000
                                      ============                  ============                  ============
Weighted average fair value
 of options granted during the year                  $       6.08                  $       3.72                  $       4.43
                                                     ============                  ============                  ============

        The following table summarizes information about options outstanding at December 31, 2004:

                                                     Options outstanding                       Options exercisable
                                      ------------------------------------------------   -------------------------------
                                                          Weighted
                                          Number           average         Weighted          Number          Weighted
                                      outstanding at      remaining         average      outstanding at       average
Range of                               December 31,      contractual       exercise       December 31,       exercise
exercise prices                            2004             life             price            2004            price
-----------------------------------   --------------   --------------   --------------   --------------   --------------
$10.00 - $11.00                            1,096,477     7.56 years     $        10.52        1,024,561   $        10.51

        In May 2001, the Company's shareholder approved an Employee and Non-Employee Director Non-Cash Compensation Plan (2001 Non-Cash Compensation
Plan). The 2001 Non-Cash Compensation Plan allows the Company to grant up to 50,000 shares of Series A preferred stock to employees, directors or consultants who provide services to the Company or its subsidiaries. Grants must be approved by the board of directors and based upon terms designated by the board. As of December 31, 2004 and 2003, no shares had been granted under the 2001 Non-Cash Compensation Plan.

NOTE M - TRANSACTIONS WITH AFFILIATES

        In fiscal 2002 and 2003, the Company purchased $2,000,000 of collateralized debt obligations of Trapeza Funding CDO I LLC (Trapeza CDO I), an issuer of collateralized debt obligations. The Company purchased the collateralized debt obligations through Cohen Bros. & Company. The equity owner of Trapeza CDO I is Trapeza Partners, L.P. (Trapeza Partners), a limited partnership whose general partner is Trapeza Funding LLC (Trapeza Funding), a limited liability company owned by Financial Stocks, Inc. and Resource America, Inc. Financial Stocks and Resource America also own 20% of the limited partnership interest in Trapeza Partners. The Chairman and the Chief Executive Officer of the Company are the brother and parent, respectively, of the Chief Executive Officer of Resource America and the son and spouse, respectively, of Resource America's Chairman. The Chairman and Chief Executive Officer of Financial Stocks, Inc. is a director of the Company. This security was sold in 2003 with no realized gain.

        In October 2003, the Bank purchased an aggregate of $3.0 million of collateralized debt obligations of Alesco Preferred Funding I, Ltd. through Cohen Bros. & Company. Cohen Bros. received $41,000 of underwriting compensation in connection with the purchase. Alesco Funding I is managed by a limited liability company which is an affiliate of the Company's Chairman, and pays management fees to such company. This security was sold in 2003 with no realized gain.

        The Bank purchased a total of $2,654,000 in loans from Resource America in 2001. The outstanding balance of the loans purchased from Resource America was $1,969,000, at December 31, 2004 and 2003, respectively.

        The Bank paid $9,200, $429,000 and $188,000 to Cohen Bros. & Company (Cohen Bros.) for investment securities brokerage services performed for the years ended December 31, 2004, 2003 and 2002, respectively. The Chairman of the Company is the principal owner of Cohen Bros. Financial

LLC which owns 100% of Cohen Bros. & Company. A member of the Company's Board of Directors is an executive of Cohen Bros.

        The Company paid Cohen Bros. $214,000 for investment advisory services related to the 2003 Common Stock offering and $345,000 for investment advisory services related to the 2002 Preferred Stock and Trust Preferred securities offerings.

        The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. Under the sublease, RAIT pays the Bank rent equal to 45% of the rent paid by the Bank and an allocation of common area expenses. Under the computer and telecommunications systems technical support agreements, which commenced in January 2001, the Bank also provides technical support for RAIT for a fee of $5,000 a month. RAIT paid $60,000 for the years ended December 31, 2004, 2003 and 2002. In addition, RAIT reimbursed the Bank for assistance in other technical support totaling $49,000, $34,000 and $0 for the years ended
December 31, 2004, 2003 and 2002, respectively.

        The Company also has subleased office space to Cohen Bros. commencing in July 2002 at a rate of $6,761 per month. Prior to 2002, the Bank subleased the office space for $1,000 per month.

        In July 2002, Cohen Bros. also entered into an agreement with the Company for fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. Technical and telephone support fees paid by Cohen Bros. were $55,000 for each of the years ended December 31, 2004 and 2003.

        The Bank maintains deposits for various affiliated companies totaling approximately $41,793,000 and $34,708,000 as of December 31, 2004 and, 2003,
respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

        The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2004, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectibility. At December 31, 2004, loans to these related parties amounted to $1,254,000. During the year ended December 31, 2004, the Bank made new loans to related parties of $196,000 and received repayments of $2,026,000.

        The Bank entered into an ATM Agreement with TRM ATM Corporation in September 2000. Under this agreement, TRM ATM installs, operates and services automated teller machines at various locations of the Bank's choosing. The Bank pays TRM a monthly rental fee of $195 for each machine. The Bank retains all fees and charges derived from the transactions conducted at the ATM (except for one ATM situated with one of our affinity groups in which we share such fees and charges). The Bank currently leases seven machines under its agreement with TRM. TRM ATM Corporation is a wholly-owned subsidiary of TRM Corporation. The Chairman of TRM ATM is the Company's Chairman. A director of TRM ATM is the spouse of the Company's Chief Executive Officer and the father of the Chairman. Fees paid to TRM ATM were $16,000, $15,000 and $17,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        In February 2003, the Company entered into a lending relationship with The Richardson Group Inc., which is owned by entities with whom the Company's Chief Executive Officer and her spouse have controlling interests. The outstanding balance of the loan was $463,000 at December 31, 2004.

NOTE N - COMMITMENTS AND CONTINGENCIES

        1. Operating leases

        The Company entered into a lease for its operations facility, which expires on March 31, 2010, and entered into a lease for its executive offices, which expires in 2014. These leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments required by these leases are as follows (in thousands):

        Year ending December 31,

            2005                                  $    1,251
            2006                                       1,237
            2007                                       1,234
            2008                                       1,205
            Thereafter                                 4,244
                                                  ----------
                                                  $    9,171
                                                  ==========

        The Company has provided letters of credit on these two leases that totaled $497,000 at December 31, 2004. These letters of credit reduce annually based upon rental payments made.

        Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $651,000, $520,000 and $569,000 net of rental payments from RAIT and Cohen Bros., of approximately $354,000, $325,000 and $183,000, respectively.

        2. Litigation Settlement

        In September 2002, the Company paid a settlement of $800,000 in connection with an action brought by a shareholder of a financial institution with which certain members of the Company's management had previously been associated. The plaintiff alleged that the Company has misappropriated an opportunity properly belonging to the other financial institution. The Company did not record an expense at the time of settlement since, based upon the advice of its legal counsel and insurance advisors, it expected a favorable outcome of its claim under its directors' and officers' insurance policy. Management evaluated its claim in each succeeding period and, based upon advice of legal counsel, determined that it was probable that the claim would have a favorable outcome. In October 2002, counsel advised the Company that significant further litigation would be required to pursue the Company's claim and, to avoid further expense, the Company settled its claim for $250,000 and recorded an expense of $691,000, representing the difference between the settlement amount plus related expenses and the settlement payment received.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

        The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual, or notional, amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                           December 31,
                                                     -----------------------
                                                        2004         2003
                                                     ----------   ----------
                                                         (in thousands)
Financial instruments whose contract amounts
 represent credit risk
  Commitments to extend credit                       $  134,902    $  65,627
  Standby letters of credit                               5,879        4,117

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company's standby letters of credit, management has determined that a SFAS 5 reserve is not necessary at December 31, 2004. The Company also obtains collateral, such as real estate, cash or liens on its customer's assets, depending on the customer, for any standby commitment. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.

        The Company grants loans primarily to customers in Philadelphia and its immediately adjacent suburban Pennsylvania counties which include Chester, Delaware and Montgomery and northern Delaware.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity whether or not categorized as "available-for-sale" and not to engage in trading or sales activities, except for certain loans. Therefore, the Company has used significant estimates and present value calculations in determining the fair value of its financial instruments.

        Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

        Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003, are outlined below.

        For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $19,503,000 and $42,183,000 as of December 31, 2004 and 2003, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

        The net loan portfolio at December 31, 2004 and 2003, has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

        The estimated fair values of demand deposits (i.e., interest- and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at December 31, 2004, the carrying value approximates their fair value. The carrying amount of accrued interest payable approximates its fair value.

                                                                 2004                          2003
                                                     ---------------------------   ---------------------------
                                                       Carrying       Estimated      Carrying       Estimated
                                                        amount       fair value       amount       fair value
                                                     ------------   ------------   ------------   ------------
                                                                                     (in thousands)
Investment securities available-for-sale             $    120,252   $    120,252   $     24,387   $     24,387
Loans receivable, net                                     424,288        423,938        230,406        229,883
Certificates of deposit                                   182,832        183,882        117,321        117,737
Securities sold under agreements to repurchase              5,052          5,052              3              3
Subordinated debt                                           5,413          4,177
FHLB advances                                              55,000         55,000
Guaranteed preferred beneficial interests in the
 Company's subordinated debentures                              -              -          5,250          3,811

        The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTE Q - REGULATORY MATTERS

        It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

        Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Under Delaware banking law, the Bank's directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient, but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

        In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

        The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.

        As of December 31, 2004, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

                                                                                                          To be well
                                                                                                       capitalized under
                                                                            For capital                prompt corrective
                                                 Actual                  adequacy purposes             action provisions
                                      ---------------------------   ---------------------------   ---------------------------
                                         Amount          Ratio         Amount          Ratio         Amount         Ratio
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                                                      (dollars in thousands)
As of December 31, 2004
  Total capital
   (to risk-weighted assets)
      Company                         $    130,243          27.04%  $     38,539        >= 8.00%           N/A            N/A
      Bank                                 117,167          24.49%        38,278           8.00         25,244       >= 10.00%
  Tier I capital
   (to risk-weighted assets)
      Company                              126,651          26.29%        19,269        >= 4.00            N/A            N/A
      Bank                                 113,575          23.74%        19,139           4.00         15,146        >= 6.00%
  Tier I capital
   (to average assets)
      Company                              126,651          22.88%        22,142        >= 4.00            N/A            N/A
      Bank                                 113,575          20.54%        22,122           4.00         15,303        >= 5.00%
As of December 31, 2003
  Total capital
   (to risk-weighted assets)
      Company                         $     23,820           9.44%  $     12,242        >= 8.00%           N/A            N/A
      Bank                                  27,895          11.05%        20,207           8.00         25,244       >= 10.00%
  Tier I capital
   (to risk-weighted assets)
      Company                               21,829           8.65%        10,092        >= 4.00            N/A            N/A
      Bank                                  25,904          10.26%        10,098           4.00         15,146        >= 6.00%
  Tier I capital
   (to average assets)
      Company                               21,829           7.13%        20,184        >= 4.00            N/A            N/A
      Bank                                  25,904           8.46%        12,242           4.00         15,303        >= 5.00%

NOTE R - BUSINESS SEGMENTS

        The Company only has one reportable segment in 2004, 2003 and 2002, Community Banking. SFAS 131 Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company has one operating segment, and accordingly, one reportable segment, "Community Banking". All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other. For example, commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The situation is also similar for consumer and residential and residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Company as one operating segment or unit.

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Three months ended
                                                     ---------------------------------------------------------
2004                                                   March 31,      June 30,     September 30,  December 31,
--------------------------------------------------   ------------   ------------   ------------   ------------
                                                               (in thousands, except per share data)
Interest income                                      $      4,683   $      5,726   $      6,611   $      7,653
Net interest income                                         3,290          4,094          4,766          5,446
Provision for loan and lease losses                           332            400            250            650
Non-interest income                                         1,884          2,251          2,374          2,395
Non-interest expense                                        4,584          5,256          6,061          6,292
Income tax benefit                                              -              -              -          1,043
Net income available to common shareholders                    11            404            609          1,554
Net income per share - basic                                 0.01           0.04           0.06           0.13
Net income per share - diluted                               0.01           0.04           0.06           0.13

                                                                         Three months ended
                                                     ---------------------------------------------------------
2003                                                   March 31,      June 30,     September 30,  December 31,
--------------------------------------------------   ------------   ------------   ------------   ------------
                                                               (in thousands, except per share data)
Interest income                                      $      3,406   $      3,482   $      3,724   $      4,185
Net interest income                                         2,106          2,153          2,384          2,731
Provision for loan and lease losses                           150            150            150            235
Non-interest income                                         2,235          2,379          2,709          3,164
Non-interest expense                                        3,821          4,264          4,605          5,665
Income tax benefit                                              -              -            125            125
Net income (loss) available to common
 shareholders                                                 151           (102)           150            (70)
Net income (loss) per share - basic                          0.08          (0.05)          0.07          (0.04)
Net income (loss) per share - diluted                        0.08          (0.05)          0.07          (0.04)

NOTE T- SUBSEQUENT EVENT

        On December 31, 2004, the Company and the Bank entered into an agreement to acquire Mears Motor Livery Corporation ("Mears"). The acquisition was completed on January 3, 2005. Consideration for the acquisition was 253,126 shares of the Company's common stock and $1.0 million in cash for total consideration of $4,969,000. As part of the transaction, the Company agreed to file a registration statement under the Securities Act of 1933, as amended, registering the common stock for resale. By letter dated February 7, 2005, counsel for the former Mears shareholders alleged that the registration statement had not been timely filed and demanded indemnification for purported damages sustained by the former Mears shareholders. By letter dated March 9, 2005, the Company disputed the claim. In a letter dated March 21, 2005, counsel for the former Mears shareholders reiterated their claim and, alternatively, demanded rescission of the transaction. The parties are currently in the dispute resolution phase provided under the agreement, which expires April 8, 2005. The Company cannot predict the outcome of this dispute, but believes that its resolution will not materially adversely affect its financial condition or results of operation.

NOTE U - CONDENSED FINANCIAL INFORMATION - PARENT ONLY

CONDENSED BALANCE SHEETS

                                                               December 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
                                                               (in thousands)
Assets
     Cash and due from banks                               $ 13,083    $  1,355
     Investment in bank subsidiaries                        113,343      25,724
     Other assets                                               592         510
                                                           --------    --------
          Total assets                                     $127,018    $ 27,589
                                                           ========    ========

Liabilities and stockholders' equity
     Other liabilities                                     $    203    $    666
     Guaranteed preferred beneficial interest in the
       Company's subordinated debentures                      5,413       5,250
     Stockholders' equity                                   121,402      21,673
                                                           --------    --------
          Total liabilities and stockholders' equity       $127,018    $ 27,589
                                                           ========    ========

CONDENSED STATEMENTS OF OPERATIONS

                                                                      December 31,
                                                           --------------------------------
                                                             2004        2003        2002
                                                           --------    --------    --------
                                                                     (in thousands)
Income
     Other income                                          $    144    $    184    $    144
                                                           --------    --------    --------
          Total income                                          144         184         144

Expense
     Interest on subordinated debentures                        551         551         305
     Non-interest expense                                       669         413         796
                                                           --------    --------    --------
     Total expense                                            1,220         964       1,101
                                                           --------    --------    --------

Equity in undistributed income of subsidiaries                4,794       1,851         966
                                                           --------    --------    --------
          Net income                                          3,718       1,071           9
Less preferred stock dividends and accretion                   (817)       (881)       (750)
Income allocated to Series A preferred
     shareholders                                              (323)        (61)          -
                                                           --------    --------    --------
          Net income (loss) available to common
            shareholders                                   $  2,578    $    129    $   (741)
                                                           ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      December 31,
                                                           --------------------------------
                                                             2004        2003        2002
                                                           --------    --------    --------
                                                                     (in thousands)
Operating activities
Net income                                                 $  3,718    $  1,071    $      9
     Increase in other assets                                   (82)          -           -
     Decrease in other liabilities                             (322)       (523)       (575)
     Equity in undistributed income of subsidiaries          (4,794)     (1,851)       (966)
                                                           --------    --------    --------
          Net cash used in operating activities              (1,480)     (1,303)     (1,532)
                                                           --------    --------    --------

Investing activities
     Contribution to subsidiary                             (82,878)     (3,980)     (4,000)
                                                           --------    --------    --------
          Net cash used in investing activities             (82,878)     (3,980)     (4,000)
                                                           --------    --------    --------

Financing activities
     Dividends on Series A preferred stock                     (169)          -           -
     Proceeds from the issuance of preferred stock           82,878       4,104           -
     Proceeds from the exercise of common
        stock warrants                                       13,368           -           -
     Proceeds from the exercise of common
        stock options                                             9           -           -
     Proceeds from the issuance of Series A
       preferred stock, net                                       -           -       2,115
     Proceeds from the issuance of beneficial
       interest in the Company's subordinated
       debentures                                                 -           -       5,250
                                                           --------    --------    --------
          Net cash provided by financing activities          96,086       4,104       7,365
                                                           --------    --------    --------

     Net increase (decrease) in cash and cash equivalents    11,728      (1,179)      1,833
     Cash and cash equivalents, beginning of year             1,355       2,534         701
                                                           --------    --------    --------
     Cash and cash equivalents, end of year                $ 13,083    $  1,355    $  2,534
                                                           ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no significant changes in our internal controls over the financial reporting that has partially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

ITEM 9B. OTHER INFORMATION

        None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included in the 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information included in the 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information included in the 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included in the 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the 2005 Proxy Statement to be filed is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a) Listed below are all financial statements, financial statement schedules, and exhibits filed as part of this report.

            1. FINANCIAL STATEMENTS

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Shareholders' Equity
               Statements of Cash Flows
               Notes to Financial Statements

            2. FINANCIAL STATEMENT SCHEDULES

               None

            3. EXHIBITS

            Exhibit No.    Description
            -----------    -----------------------------------------------------
                2.1        Form of Agreement and Plan of Merger between the
                           Bancorp, Inc. and the Bancorp Bank (1)
                2.2        Acquisition Agreement and Plan of Merger (Mears Motor
                           Livery Corporation) (2)
                3.1        Certificate of Incorporation (1)
                3.2        Bylaws (1)
                4.1        Specimen stock certificate (1)
                4.2        Investor Rights Agreement (1999) (1)
                4.3        Investor Rights Agreement (2002) (1)
                10.1       1999 Stock Option Plan (1)
                10.2       Employee and Non-employee Director Non-cash
                           Compensation Plan (1)
                10.3       Sublease and Technical Support Agreement with RAIT
                           Investment Trust (1)
                10.4       Sublease and Technical Support Agreement with Cohen
                           Bros. (1)
                21.1       Subsidiaries of Registrant (1)
                31.1       Rule 13a-14(a)/15d-14(a) Certifications
                32.2       Rule 13a-14(a)/15d-14(a) Certifications
                32.1       Section 1350 Certifications
                32.2       Section 1350 Certifications

                (1) Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
                (2) Filed previously as an exhibit to our current report on Form 8-K for December 22, 2004, and by this reference incorporated herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE BANCORP BANK

                                       By: /s/ Betsy Z. Cohen
                                           -------------------------------------
                                           Betsy Z. Cohen
                                           Chief Executive Officer

March 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Betsy Z. Cohen        Chief Executive Officer             March 30, 2005
    -----------------------
    Betsy Z. Cohen

By: /s/ D. Gideon Cohen       Chairman of the Board               March 30, 2005
    -----------------------   of Directors
    D. Gideon Cohen

By: /s/Walter T. Beach        Director                            March 30, 2005
    -----------------------
    Walter T. Beach

By: /s/Arthur M. Birenbaum    Executive Vice President            March 30, 2005
    -----------------------
    Arthur M. Birenbaum

By: /s/Matthew Cohn           Director                            March 30, 2005
    -----------------------
    Matthew Cohn

By: /s/Martin F. Egan         Senior Vice President, Chief        March 30, 2005
    -----------------------   Financial Officer and Secretary
    Martin F. Egan

By: /s/Leon A. Huff           Director                            March 30, 2005
    -----------------------
    Leon A. Huff

By: /s/William H. Lamb        Director                            March 30, 2005
    -----------------------
    William H. Lamb

By: /s/Frank M. Mastrangelo   President, Chief Operating          March 30, 2005
    -----------------------   Officer and Director
    Frank M. Mastrangelo

By: /s/James J. McEntee III   Director                            March 30, 2005
    -----------------------
    James J. McEntee III

By: /s/Donald F. McGraw, Jr   Executive Vice President and        March 30, 2005
    -----------------------   Chief Credit Officer
    Donald F. McGraw, Jr.

By: /s/Scott R. Megargee      Executive Vice President and        March 30, 2005
    -----------------------   Chief Lending Officer
    Scott R. Megargee

By: /s/Linda Schaeffer        Director                            March 30, 2005
    -----------------------
    Linda Schaeffer

By: /s/Joan Specter           Director                            March 30, 2005
    -----------------------
    Joan Specter

By: /s/Steven Stein           Director                            March 30, 2005
    -----------------------
    Steven Stein

                                  EXHIBIT INDEX

            Exhibit No.    Description
            -----------    -----------------------------------------------------
                31.1       Rule 13a-14(a)/15d-14(a) Certifications
                32.2       Rule 13a-14(a)/15d-14(a) Certifications
                32.1       Section 1350 Certifications
                32.2       Section 1350 Certifications