Form 10-Q
period 2005-03-31
Bancorp, Inc.
filed 2005-05-16
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________ to_____________

Commission file number: 51018

THE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3016517

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2005 there were 12,238,499 outstanding shares of Common Stock, $1.00 par value.

Back to Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial statements

The Bancorp, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004

	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,269	$10,184
Interest bearing deposits	1,029	1,028
Federal funds sold	34,055	8,291

Total cash and cash equivalents	49,353	19,503

Investment securities, available-for-sale	98,675	120,252
Loans, net of deferred loan costs	497,782	427,881
Allowance for loan and lease losses	(4,101)	(3,593)

Loans, net	493,681	424,288
Premises and equipment, net	3,267	2,958
Accrued interest receivable	3,096	3,439
Goodwill	2,943	—
Other assets	7,589	5,839

Total assets	$658,604	$576,279

LIABILITIES
Deposits
Demand (non-interest bearing)	$68,225	$51,832
Savings, money market and interest checking	200,595	153,417
Time deposits	191,623	166,682
Time deposits, $100,000 and over	23,647	16,150

Total deposits	484,090	388,081

Securities sold under agreements to repurchase	6,837	5,052
Federal Home Loan Bank advances	40,000	55,000
Accrued interest payable	320	407
Subordinated debt	—	5,413
Other liabilities	2,239	924

Total liabilities	533,486	454,877

SHAREHOLDER'S EQUITY
Preferred stock -authorized 5,000,000 shares of $0.01 par value; issued shares 1,035,513 and 1,133,237 for March 31, 2005 and December 31, 2004, respectively	10	11
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 12,238,499 and 11,888,061 for March 31, 2005 and December 31, 2004, respectively	12,238	11,888
Additional paid-in capital	121,337	117,668
Accumulated deficit	(7,572)	(7,934)
Accumulated other comprehensive loss	(895)	(231)

Total shareholder's equity	125,118	121,402

Total liabilities and shareholder's equity	$658,604	$576,279

Back to Contents

The Bancorp Inc.
Consolidated Statements of Income

	For the three months
	ended March 31,
	2005	2004

	(unaudited)
Interest income
Loans, including fees	$7,733	$3,782
Investment securities	1,281	799
Federal funds sold	134	97
Interest bearing deposits	—	5

	9,148	4,683

Interest expense
Deposits	2,189	1,229
Securities sold under agreements to repurchase	20	—
Federal Home Loan Bank advances	331	26
Subordinated debt	138	138

	2,678	1,393

Net interest income	6,470	3,290
Provision for loan and lease losses	500	332

Net interest income after provision for loan and lease losses	5,970	2,958

Non-interest income
Service fees on deposit accounts	141	191
Merchant credit card deposit fees	265	172
Gain on sales of investment securities	67	101
Leasing income	355	62
Other	186	182

Total non-interest income	1,014	708

Non-interest expense
Salaries and employee benefits	2,442	1,774
Occupancy expense	575	383
Data processing expense	281	237
Advertising	104	93
Professional fees	266	92
Other	1,204	829
Prepayment premium on subordinated debt	1,285	—

Total non-interest expense	6,157	3,408

Net income before income tax	827	258
Income tax	261	—

Net income	566	258

Less preferred stock dividends and accretion	(204)	(223)
Income allocated to Series A preferred shareholders	(45)	(24)

Net income available to common shareholders	$317	$11

Net income per share - basic	$0.03	$—

Net income per share - diluted	$0.03	$—

Weighted average shares - basic	12,195,521	7,059,894
Weighted average shares - diluted	12,642,681	7,257,823

Back to Contents

The Bancorp Inc.
Statements of Changes in Shareholder's Equity
For the three months ended March 31, 2005 (unaudited) and for the year ended December 31, 2004

					Accumulated
			Additional		other
	Common	Preferred	paid-in	Accumulated	comprehensive	Comprehensive
	Stock	Stock	capital	deficit	loss	income	Total

Balance at December 31, 2003	$2,284	$11	$30,369	$(10,835)	$(156)		$21,673
Net Income				3,718		$3,718	3,718
Warrant Exercise	1,337		12,031				13,368
Common Stock issued in reorganization	8,266		74,612				82,878
Common Stock issued from option exercise	1		8				9
Cash dividends on Series A preferred stock				(169)			(169)
Stock dividends on Series A preferred stock			200	(200)			—
Accretion of series A preferred stock			448	(448)			—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	—	(75)	(75)	(75)

Total other comprehensive income						$3,643

Balance at December 31, 2004 (unaudited)	11,888	11	117,668	(7,934)	(231)		121,402

Net Income				566			566
Common Stock issued during the acquisition of
Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	97	(1)	(96)				—
Cash dividends on Series A preferred stock							(155)
Accretion of Series A Preferred stock			49	(49)			—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	—	(664)	(664)	(664)

						$2,979

Balance at March 31, 2005 (unaudited)	$12,238	$10	$121,337	$(7,572)	$(895)		$125,118

Back to Contents

The Bancorp, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2005	2004

Operating activities
Net income	$566	$258
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	258	180
Provision for loan and lease losses	500	332
Net amortization (accretions) of premium (discount)	(37)	(9)
Net gain on sales of investment securities	(67)	(101)
Decrease (increase) in accrued interest receivable	343	(495)
Decrease in interest payable	(87)	(57)
Increase in other assets	(456)	(832)
Increase in other liabilities	472	4,961

Net cash provided by operating activities	1,492	4,237

Investing activities
Purchase of investment securities	(22,208)	(109,015)
Proceeds from sales of investment securities	2,159	1,270
Proceeds from calls/maturity of investment securities	40,879	1,049
Cash paid in excess of cash equivalents from acquisition	(666)	—
Net increase in loans	(63,784)	(42,446)
Purchases of premises and equipment	(385)	(463)

Net cash used in investing activities	(44,005)	(149,605)

Financing activities
Net increase in deposits	96,009	43,366
Net increase in securities sold under agreements to repurchase	1,785	—
Federal Home Loan Bank advances	—	20,000
Repayment of Federal Home Loan advances	(15,000)	—
Repayment of notes payable	(5,026)	—
Cash dividends on Series A preferred stock	(155)	—
Net proceeds from sale of common stock	—	82,883
Redemption of subordinated debentures	(5,250)	—

Net cash provided by financing activities	72,363	146,249

Net increase in cash and cash equivalents	29,850	881

Cash and cash equivalents, beginning of year	19,503	42,183

Cash and cash equivalents, end of period	$49,353	$43,064

Back to Contents

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three month period ended March 31, 2005 may not necessarily be indicative of the results of operations for the full year ending December 31, 2005.

Note 2. Stock-based Compensation

The Company accounts for its stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use that measures compensation cost at the grant date based on the fair value of the award. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2005, the Company had one stock-based compensation plan, which is more fully described in its Form 10-K report. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the Company plan to stock-based employee compensation (in thousands).

	For the three months ended

	March 31,	March 31,
	2005	2004

Net income, as reported	$566	$258
Less stock-based compensation costs under fair value based method for all awards	(1,769)	(758)

Pro forma net (loss) income	(1,203)	(500)
Less preferred stock dividends and accretion	(204)	(223)

Net loss available to common shareholders	$(1,407)	$(723)

Net income per share basic, as reported	$0.03	$—

Net (loss) per share basic, pro forma	$(0.11)	$(0.10)

Net income per share diluted, as reported	$0.03	$—

Net (loss) per share diluted, pro forma	$(0.11)	$(0.10)

Back to Contents

Stock options outstanding were 1,385,477 and 1,101,101 at March 31, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 38%, risk-free interest rate of 4.26% and expected lives of 10 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters ended March 31, 2005 and 2004 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Share Based Payments (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that beings after June 15, 2005. SFAS 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option grants.

Note 3. Earnings Per Share

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are options to purchase its common stock.

Back to Contents

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31, 2005

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$317	12,195,521	$0.03
Effect of dilutive securities
Options	—	283,009	—
Warrants	—	164,151	—

Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$317	12,642,681	$0.03

Stock options of 289,000 for $14.24 per share were outstanding at March 31, 2005 but were not included in the weighted average shares because the exercise price was greater than the market price.

	For the three months ended March 31, 2004

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$11	7,059,894	$—
Effect of dilutive securities
Options	—	48,172	—
Warrants	—	178,216	—

Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$11	7,286,282	$—

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	March 31, 2005

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

U.S. Government agency securities	$59,925	$—	$—	$59,925
Mortgage backed securities	7,289	9	(1,501)	5,797
Other securities	32,818	329	(194)	32,953

	$100,032	$338	$(1,695)	$98,675

Back to Contents

	December 31, 2004

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

U.S. Government agency securities	$80,000	$—	$(247)	$79,753
Mortgage backed securities	7,319	8	(427)	6,900
Other securities	33,284	471	(156)	33,599

	$120,603	$479	$(830)	$120,252

The amortized cost and fair value of the Company’s investment securities available-for-sale at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value

Due before one year	$3,000	$2,993
Due after one year through five years	25,639	25,607
Due after five years through ten years	5,895	5,726
Due after ten years	63,238	62,089
Federal Home Loan and Atlantic
Central Bankers Bank stock	2,260	2,260

	$100,032	$98,675

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	March 31,	December 31,
	2005	2004
	Amount	Amount

	(unaudited)
Commercial	$90,264	$89,327
Commercial mortgage	149,883	140,755
Construction	116,014	97,239

Total commercial loans	356,161	327,321
Direct financing leases, net	72,566	44,795
Residential mortgage	43,148	31,388
Consumer loans and others	26,488	24,894

	498,363	428,398
Unamortized costs	(581)	(517)

Total loans, net of unamortized fees and costs	$497,782	$427,881

Note 6. Transaction with affiliates

The Company purchased a total of $2,654,000 in loans from Resource America, Inc. in 2001. The outstanding balance of the loans purchased from Resource America was $1,969,000 at December 31, 2004. The loan was paid in full on February 25, 2005. The Chairman and the

Back to Contents

Chief Executive Officer of the Company are the brother and parent, respectively, of the Chief Executive Officer of Resource America and the son and spouse, respectively, of Resource America's Chairman.

The Company paid $16,900 and $9,200 to Cohen Bros. & Company (Cohen Bros.) for investment securities brokerage services performed for the periods ended March 31, 2005 and March 31, 2004. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen Bros. & Company. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros. & Company.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, which commenced in January 2001, the Company also provides technical support for RAIT for a fee of $5,000 a month. RAIT paid the Bank $15,000 for such services for the three months ended March 31, 2005 and 2004. RAIT paid the Company approximately $62,000 for rent for each of the three months ended March 31, 2005 and 2004.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. commencing in July 2002 under which Cohen Bros. pays rent of $6,761 per month. Cohen Bros. paid $20,283 in rent for the three months ended March 31, 2005 and 2004.

In July 2002, Cohen Bros. entered into an agreement with the Company under which Cohen Bros. pays fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. Technical and telephone support fees for Cohen Bros. were $13,800 for the periods ended March 31, 2005 and 2004.

The Company maintains deposits for various affiliated companies totaling approximately $31,441,000 and $41,793,000 as of March 31, 2005 and December 31, 2004, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2005, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At March 31, 20015 loans to these related parties amounted to $1,804,000.

Note 7. Reclassifications

Certain reclassifications to the merchant credit card fees have been made to the 2004 financial statements to conform to the 2005 presentation. The Company has reclassed the merchant expense to show the net merchant credit card fees in non-interest income.

Note 8. Acquisitions

On January 3, 2005, the Company completed the acquisition of Mears Motor Livery Corp. (Mears) pursuant to which Mears was merged into the Company. Mears shareholders had received $1.0 million in cash and 253,126 shares of the Company’s stock. The total purchase price was $4.9 million. As a result of the acquisition, the

Back to Contents

Company recorded $2.9 million in goodwill however, management is currently completing its analysis and anticipates additional adjustments in the second quarter. The transaction was accounted for under the purchase method of accounting. The results of operations include Mears results of operations from January 3, 2005 forward.

Note 9. Repayment of Subordinated Debentures

In March 2005, the Company redeemed the trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. The aggregate redemption price was $6.1 million. The Company recorded an expenses of approximately $1.3 million for the three months ended March 31, 2005, reflecting a prepayment premium of $819,000 and the remaining unamortized offering expenses of $466,000. The proceeds for the redemption came from the Company’s repayment of the subordinated debenture of $5.4 million.

Back to Contents

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses that would adversely impact our earnings.

We capitalize costs associated with internally developed and purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services used in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to internal-use software

Back to Contents

projects and interest costs incurred, if material, while developing internal-use software. Capitalization of these costs begins when we complete the preliminary project stage, and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

Results of Operations

Net Income: Net income for the first quarter of 2005 was $566,000, compared to net income of $258,000 for the first quarter of 2004. Diluted earnings per share were $0.03 in the first quarter of 2005. Return on average assets was .37% and return on average equity was 1.85% for the first quarter of 2005. During the first quarter of 2005, we redeemed our trust preferred securities which resulted in a one-time charge to earnings of approximately $1.3 million reflecting a premium of $819,000 and unamortized offering expenses of $466,000. The aggregate redemption price was $6.1 million.

Net Interest Income: Our interest income for the first quarter of 2005 increased to $9.1 million from $4.7 million in the first quarter of 2004, while our net interest income increased to $6.5 million from $3.3 million. Our average loans increased to $ 453.2 million for the first quarter of 2005 from $245.3 million for the first quarter of 2004. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as the acquisition of Mears in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin (representing the spread between our cost of funds and the rates we receive on our interest-earning assets) for the first quarter 2005 increased to 4.44% from 3.75% for the first quarter of 2004, an increase of 69 basis points (.69%). The increased net interest margin resulted from the following:

•	the acquisition of Mears, whose portfolio yields were higher than our existing portfolio.

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	maintenance of rates we pay on deposits at previous levels.

In general, changes in rates immediately affect our variable rate loans, while deposit rates tend to take a longer period to adjust. For the first quarter of 2005 the average yield on our interest-earning assets increased to 6.27% from 5.34% for first quarter of 2004, an increase of 93 basis points (.93%). Cost of interest-bearing deposits increased to 2.42% for the first quarter of 2005 from 2.12% for the first quarter of 2004, an increase of 30 basis points (.30%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in the first quarter of 2005 over those prevailing in the first quarter of 2004. Average interest bearing deposits increased to $361.3 million from $231.6 million, an increase of $129.7 million or 56.0%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

Back to Contents

	Three Months ended March 31,

	2005			2004

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$453,158	$7,733	6.83%	$245,261	$3,782	6.17%
Investment securities	109,260	1,281	4.69%	62,285	799	5.13%
Interest bearing deposits	1,029	—	0.00%	3,465	5	0.58%
Federal funds sold	20,066	134	2.67%	39,481	97	0.98%

Net interest-earning assets	583,513	9,148	6.27%	350,492	4,683	5.34%
Allowance for loan and lease losses	(3,671)			(2,037)
Other assets	29,135			13,348

	$608,977			$361,803

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$64,538			$48,279
Interest bearing deposits
Interest checking	26,006	$68	1.05%	22,416	$72	1.28%
Savings and money market	141,875	838	2.36%	93,304	490	2.10%
Time	193,436	1,283	2.65%	115,924	667	2.30%

Total interest bearing deposits	361,317	2,189	2.42%	231,644	1,229	2.12%
FHLB advances	50,111	331	2.64%	7,912	26	1.31%
Other borrowed funds	4,226	20	1.89%	3	—	0.00%
Subordinated debt	5,250	138	10.51%	5,250	138	10.51%

Net interest bearing liabilities	420,904	2,678	2.54%	244,809	1,393	2.28%
Other liabilities	747			83
Shareholders' equity	122,788			68,632

	$608,977			$361,803

Net yield on average interest earning assets		$6,470	4.44%		$3,290	3.75%

In the first quarter of 2005, average interest-earning assets increased to $583.5 million, an increase of $233.0 million, or 66.5%, from the first quarter of 2004.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $500,000 for the first quarter of 2005 compared to $332,000 for the first quarter of 2004. At March 31, 2005, our allowance for loan and lease losses amounted to $4.1 million or .82% of total loans. We believe that our allowance is adequate to cover expected losses. For more

Back to Contents

information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $947,000 for the first quarter of 2005 as compared to $607,000 for the first quarter of 2004, an increase of $340,000 million or 56.0%. The gains on sales of investment securities totaled $67,000 in the first quarter of 2005 compared to a $101,000 gain on sale investment securities for the same period last year. The principal reasons for the increase of non-interest income were an increase in income from merchant credit card fees and an increase in leasing income. Our merchant credit card income was $265,000 for the first quarter of 2005, an increase of $93,000 or 54.1% as compared to the first quarter of 2004. This increase was substantially the result of one of the independent service organizations with which we have an existing relationship transferring a merchant portfolio to us from another institution. Leasing income increased $293,000 or 472.6% to $355,000 for the first three months of 2005 over the same period in 2004. The increase was the result of the acquisition of Mears and its portfolio of leases of $25.7 million in January 2005.

Non-Interest Expense. Total non-interest expense was $6.2 million for the first quarter of 2005, as compared to $3.4 million for first quarter of 2004, an increase of $2.7 million or 80.7%. Salaries and employee benefits amounted to $2.4 million for the first quarter of 2005 as compared to $1.8 million for the first quarter of 2004. The increase reflects the addition of twenty-three Mears employees as a result of the acquisition in January 2005 as well as increases in the commercial lending and affinity group staffs. In the first quarter of 2005, we redeemed our outstanding subordinated debentures, which supported our trust preferred securities, for a premium of $869,000. The redemption of the subordinated debentures also resulted in the write-off $466,000 of the unamortized offering costs from the trust preferred securities offering in 2002. The total expense associated with the redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Since commencement of operations, the primary source of funds for our financing activities have been cash inflows from net increases in deposits, which were $96.0 million in the first three months of 2005, and from an offering of common stock by our subsidiary bank in February 2004 which resulted in net proceeds of $82.9 million. We have also used sources outside of our core deposit products to fund our loan growth including the Federal Home Loan Bank and repurchase agreements. As of March 31, 2005, we had $40.0 million of outstanding Federal Home Loan Bank advances and $6.8 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $69.9 million in the first three months of 2005. At March 31, 2005, we had outstanding commitments to fund loans, including unused lines of credit, of $147.3 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to

Back to Contents

average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At March 31, 2005 we were “well capitalized” under banking regulations.

The following table sets forth the regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total Capital
	to average	to risk-weighted	to risk-weighted
	assets ration	assets ratio	assets ratio

As of March 31, 2005:
The Company	20.26%	22.03%	22.77%
The Bancorp Bank	19.11%	20.86%	21.59%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2004:
The Company	22.88%	26.29%	27.04%
The Bancorp Bank	20.54%	23.74%	24.49%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of a bank’s interest margin resulting from changes in market interest rates.

We monitor and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”). Traditional gap analysis involves arranging our interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

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

Back to Contents

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years

	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$228,329	$19,322	$113,190	$54,580	$82,361
Investments, available for sale	2,993	25,607	5,726	62,089	2,260
Interest bearing deposits	1,029	—	—	—	—
Federal funds sold	34,055	—	—	—	—

Total interest earning assets	266,406	44,929	118,916	116,669	84,621

Interest bearing liabilities:
Interest checking	15,580	—	15,580	—	—
Savings and money market	42,359	—	127,076	—	—
Time deposits	70,828	119,391	25,051
Securities sold under agreements to repurchase	6,837	—	—	—	—
Federal Home Loan Bank advances	40,000	—	—	—	—

Total interest bearing liabilities	175,604	119,391	167,707	—	—

Gap	$90,802	$(74,462)	$(48,791)	$116,669	$84,621

Cumulative gap	$90,802	$16,340	$(32,451)	$84,218	$168,839

Gap to assets ratio	14%	-11%	-7%	18%	13%
Cumulative gap to assets ratio	14%	2%	-5%	13%	26%

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

Back to Contents

rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.

Financial Condition

General. Our total assets at March 31, 2005 were $658.6 million, of which our total loans were $497.8 million. At December 31, 2004 our total assets were $576.3 million, of which our total loans were $427.9 million. Our portfolio of commercial, commercial mortgage and construction loans grew $28.8 million, or 8.8%, from year-end 2004 to $356.1 million at March 31, 2005.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased to $98.7 million on March 31, 2005, a decrease of $21.6 million or 17.9% from year-end 2004. Investments decreased due to a $40 million investment security being called in the first quarter of 2005. We purchased approximately $20 million in investment securities to replace the called security and the remaining funds were used to fund loan growth.

Loan Portfolio. Total loans increased to $497.8 million at March 31, 2005 from $427.9 million at December 31, 2004, an increase of $69.9 million or 16.4%.

The following table summarizes our loan portfolio by loan category for the periods indicated:

	March 31,	December 31,
	2005	2004
	Amount	Amount

	(unaudited)
Commercial	$90,264	$89,327
Commercial mortgage	149,883	140,755
Construction	116,014	97,239

Total commercial loans	356,161	327,321
Direct financing leases, net	72,566	44,795
Residential mortgage	43,148	31,388
Consumer loans and others	26,488	24,894

	498,363	428,398
Deferred loan costs	(581)	(517)

Total loans, net of deferred loan costs	$497,782	$427,881

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which has been charged against earnings is in the amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance

Back to Contents

is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. The historical experience for each loan pool is augmented by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. For example, as a result of significant growth in construction lending, which was the result of a construction lending group being hired at the end of the third quarter of 2003, our allocation to the construction loan pool increased in the last half of 2003 and the first nine months of 2004. In fiscal 2004 we enhanced our allowance methodology through the efforts of our newly hired chief risk officer, who directly oversees the loan review processes and measures the adequacy of the allowance independently from management. The chief risk officer reports directly to the Bank’s audit committee. The chief risk officer’s individual loan oversight parameters include: borrower relationships over $2.0 million and loans 90 days or more past due or that have been previously classified as substandard. Pursuant to these parameters, approximately 67% of our loans, by dollar amount, are subject to the chief risk officer’s oversight.

Although the performance of our loan portfolio has been above that of our peers, and we do not currently foresee a change in that performance, our analysis for purposes of deriving the historical loss component of the allowance includes factors in addition to our historical loss experience, such as management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and statistical information from various industry reports such as the FDIC’s Quarterly Banking Profile.

While we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. We review the adequacy of the allowance on at least on a quarterly basis to ensure that the provision for loan and lease losses that has been charged against earnings is an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The following table summarizes our credit loss experience for each of the periods indicated:

	Three months ended March 31,		For the year ended December 31,

	2005	2004	2004
	(dollars in thousands)

Balance in the allowance for loan and lease losses at beginning of period	$3,593	$1,991	$1,991

Loans charged-off:
Commercial	43		10

Back to Contents

Lease financing	—	—	—
Consumer	—	—	20

Total	43	—	30

Recoveries:
Lease financing	51	—	—

Total	51	—	—

Net charge-offs (recoveries)	(8)	—	30
Provision charged to operations	500	332	1,632

Balance in allowance for loan and lease losses at end of period	$4,101	$2,323	$3,593

Net charge-offs/average loans	0.01%	*	0.01%

* Less than .01%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $205,000 of non-accrual loans at March 31, 2005 compared to $0 of non-accrual loans at March 31, 2004. Loans past due 90 days or more still accruing interest amounted to $703,000 and $14,000 at March 31, 2005 and 2004, respectively. A significant amount of the increase was due to billing issues related to the conversion of the Mears lease portfolio.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. At March 31, 2005, we had total deposits of $484.1 million as compared to $388.1 million at December 31, 2004, an increase of $96.0 million or 24.7%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the three months ended
	March 31, 2005		December 31, 2004

	Average	Average	Average	Average
	balance	Rate	balance	Rate

Demand (non-interest bearing)	$64,538	—	$48,279	—
Interest checking	26,006	1.05%	22,416	1.28%
Savings and money market	141,875	2.36%	93,304	2.10%
Time	193,439	2.65%	115,924	2.30%

Total deposits	$425,858	2.06%	$279,923	1.76%

Borrowings

At March 31, 2005 we had $40.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2004 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during our most recent quarter.

Back to Contents

PART II      OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen stock certificate (2)
4.2	Investor Rights Agreement (1999) (1)
4.3	Investor Rights Agreement (2002) (1)
10.1	1999 Stock Option Plan (as amended through June 18, 2003) (3)
10.2	Form of Grant pursuant to the 1999 Stock Option Plan (3)
10.3	Employee and Non-employee Director Non-cash Compensation
Plan (1)
10.5	Sublease and Technical Support Agreement with RAIT
Investment Trust (1)
10.6	Sublease and Technical Support Agreement with Cohen Bros. (1)
10.7	TRM and The Bancorp ATM Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on July 15, 2004.

(2)	Previously filed as an exhibit to Amendment No. 1 of the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on September 28, 2004.

(3)	Previously filed as an exhibit to the registrant’s statement on Form S-8 (file No. 333-124338) filed on April 26, 2005.

Back to Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bancorp Inc.

(Registrant)

/s/ Betsy Z. Cohen

Betsy Z. Cohen
Chief Executive Officer

/s/ Martin F. Egan

Martin F. Egan
Senior Vice President and
Chief Financial Officer

May 13, 2005

Date