Form 10-Q
period 2005-06-30
Bancorp, Inc.
filed 2005-08-15
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________ to ___________

Commission file number: 51018

THE BANCORP, INC.

(Exact name of registrant as specified in its charter)
Delaware	23-3016517

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

405 Silverside Road Wilmington, DE 19809

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (302) 385-5000

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

Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 11, 2005 there were 12,891,983 outstanding shares of Common Stock, $1.00 par value.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004

	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$53,818	$10,184
Interest bearing deposits	1,029	1,028
Federal funds sold	4,858	8,291

Total cash and cash equivalents	59,705	19,503

Investment securities, available-for-sale	107,860	120,252
Loans, net of deferred loan costs	556,421	427,881
Allowance for loan and lease losses	(4,610)	(3,593)

Loans, net	551,811	424,288
Premises and equipment, net	3,863	2,958
Accrued interest receivable	3,413	3,439
Goodwill	3,914	—
Other assets	6,400	5,839

Total assets	$736,966	$576,279

LIABILITIES
Deposits
Demand (non-interest bearing)	$97,786	$51,832
Savings, money market and interest checking	226,186	153,417
Time deposits	207,955	166,682
Time deposits, $100,000 and over	25,139	16,150

Total deposits	557,066	388,081

Securities sold under agreements to repurchase	5,252	5,052
Federal Home Loan Bank advances	40,000	55,000
Accrued interest payable	479	407
Subordinated debt	—	5,413
Other liabilities	3,485	924

Total liabilities	606,282	454,877

SHAREHOLDERS’ EQUITY

Preferred stock -authorized 5,000,000 shares of $ 0.01 par value; issued and outstanding, 1,024,321 and 1,133,237 shares at June 30, 2005 and December 31, 2004, respectively	10	11
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 12,576,567 and 11,888,061 at June 30, 2005 and December 31, 2004, respectively	12,576	11,888
Additional paid-in capital	124,317	117,668
Accumulated deficit	(5,894)	(7,934)
Accumulated other comprehensive loss	(325)	(231)

Total shareholders’ equity	130,684	121,402

Total liabilities and shareholders’ equity	$736,966	$576,279

Back to Contents

The Bancorp, Inc.
Consolidated Statements of Income

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

	(unaudited)
	(in thousands, except share data)
Interest income
Loans, including fees	$9,352	$4,441	$17,085	$8,223
Investment securities	1,025	1,201	2,306	2,000
Federal funds sold	451	82	585	179
Interest bearing deposits	1	2	1	7

	10,829	5,726	19,977	10,409

Interest expense
Deposits	3,141	1,406	5,330	2,635
Securities sold under agreements to repurchase	21	4	41	4
Federal Home Loan Bank advances	305	84	636	110
Subordinated debt	—	138	138	276

	3,467	1,632	6,145	3,025

Net interest income	7,362	4,094	13,832	7,384
Provision for loan and lease losses	550	400	1,050	732

Net interest income after provision for loan and lease losses	6,812	3,694	12,782	6,652

Non-interest income
Service fees on deposit accounts	192	186	333	377
Merchant credit card deposit fees	316	148	581	320
Gain on sales of investment securities	—	192	67	293
Leasing income	498	24	853	86
Other	285	161	471	343

Total non-interest income	1,291	711	2,305	1,419

Non-interest expense
Salaries and employee benefits	2,549	1,833	4,991	3,607
Occupancy expense	575	428	1,150	811
Data processing expense	343	235	624	472
Advertising	166	112	270	205
Professional fees	275	115	541	207
Other	1,340	993	2,544	1,822
Prepayment premium on subordinated debt	—	—	1,285	—

Total non-interest expense	5,248	3,716	11,405	7,124

Net income before income tax	2,855	689	3,682	947
Income tax	973	—	1,234	—

Net income	1,882	689	2,448	947

Less preferred stock dividends and accretion	(204)	(223)	(408)	(446)
Income allocated to Series A preferred shareholders	(141)	(62)	(186)	(86)

Net income available to common shareholders	$1,537	$404	$1,854	$415

Net income per share – basic	$0.12	$0.04	$0.15	$0.05

Net income per share – diluted	$0.12	$0.04	$0.15	$0.05

Weighted average shares – basic	12,414,366	10,596,997	10,305,548	8,838,217
Weighted average shares – diluted	12,849,287	10,823,785	12,699,731	9,065,004

Back to Contents

The Bancorp, Inc.
Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2005 (unaudited) and for the year ended December 31, 2004

					Accumulated
			Additional		other
	Common	Preferred	paid-in	Accumulated	comprehensive	Comprehensive
	stock	stock	capital	deficit	loss	income	Total

Balance at December 31, 2003	$2,284	$11	$30,369	$(10,835)	$(156)		$21,673
Net Income				3,718		$3,718	3,718
Common Stock issued from warrant exercise	1,337		12,031				13,368
Common Stock issued in reorganization	8,266		74,612				82,878
Common Stock issued from option exercise	1		8				9
Cash dividends on Series A preferred stock				(169)			(169)
Stock dividends on Series A preferred stock			200	(200)			—
Accretion of series A preferred stock			448	(448)			—
Other comprehensive loss, net of							—
reclassification adjustments and tax	—	—	—	—	(75)	(75)	(75)

Total other comprehensive income						$3,643

Balance at December 31, 2004	11,888	11	117,668	(7,934)	(231)		121,402

Net Income				2,448		2,448	2,448
Common Stock issued for the acquisition of Mears Leasing	253		3,716				3,969

Preferred Shares converted to Common Shares	108	(1)	(107)				—
Common Stock issued from option exercise	22		197				219
Common Stock issued from warrant exercise	305		2,745				3,050
Cash dividends on Series A preferred stock				(310)			(310)
Accretion of Series A Preferred Stock			98	(98)			—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	—	(94)	(94)	(94)

Total other comprehensive income						$2,354

Balance at June 30, 2005 (unaudited)	$12,576	$10	$124,317	$(5,894)	$(325)		$130,684

Back to Contents

The Bancorp, Inc.
Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2005	2004

	(in thousands)
Operating activities
Net income	$2,448	$947
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	566	382
Provision for loan and lease losses	1,050	732
Net amortization (accretions) of premium (discount)	(51)	(13)
Net gain on sales of investment securities	(67)	(293)
Decrease (increase) in accrued interest receivable	26	(1,439)
Increase (decrease) in interest payable	72	(21)
Decrease (increase) in other assets	825	(493)
Increase in other liabilities	1,719	174

Net cash provided by (used in ) operating activities	6,588	(24)

Investing activities
Purchase of investment securities	(30,208)	(109,015)
Proceeds from sales of investment securities	2,159	3,452
Proceeds from calls/maturity of investment securities	40,572	21,988
Cash paid in excess of cash equivalents from acquisition	(666)	—
Net increase in loans	(123,816)	(85,177)
Purchases of premises and equipment	(1,295)	(606)

Net cash used in investing activities	(113,254)	(169,358)

Financing activities
Net increase in deposits	168,985	80,291
Net increase in securities sold under agreements to
repurchase	200	3,286
Federal Home Loan Bank advances	—	30,000
Repayment of Federal Home Loan advances	(15,000)	—
Repayment of notes payable	(5,026)	—
Cash dividends on Series A preferred stock	(310)	—
Net proceeds from sale of common stock	—	82,878
Net proceeds from the exercise of options	219
Net proceeds from exercise of warrants	3,050	2,572
Redemption of subordinated debentures	(5,250)	—

Net cash provided by financing activities	146,868	199,027

Net increase in cash and cash equivalents	40,202	29,345
Cash and cash equivalents, beginning of year	19,503	42,183

Cash and cash equivalents, end of period	$59,705	$71,528

Back to Contents

Note 1.  Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of June 30, 2005 and for the six month periods ended June 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six month period ended June 30, 2005 may not necessarily be indicative of the results of operations for the full year ending December 31, 2005.

The 2004 financial information contained in these financial statements reflects the reorganization of the Company and The Bancorp Bank which was completed in December 2004. As a result of the reorganization, the shares and per share information has been restated as if the reorganization was effective as of January 1, 2004. Also, minority interest previously presented was reclassified to reflect the reorganization.

Note 2.  Stock-based Compensation

The Company accounts for its stock options under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use that measures compensation cost at the grant date based on the fair value of the award. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At June 30, 2005, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report and proxy statement. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the Company plan to stock-based employee compensation (in thousands).

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income, as reported	$1,882	$689	$2,448	$947
Less stock-based compensation costs under
fair value based method for all awards	—	(1,110)	(1,769)	(1,868)

Pro forma net (loss) income	1,882	(421)	679	(921)
Less preferred stock dividends and accretion	(204)	(204)	(408)	(446)
Income allocated to Series A preferred shareholders	(141)	—	(51)	—

Net (loss) income available to common shareholders	$1,537	$(625)	$220	$(1,367)

Net (loss) income per share basic, as reported	$0.12	$0.04	$0.15	$0.05

Net (loss) income per share basic, pro forma	$—	$(0.06)	$0.02	$(0.15)

Net (loss) income per share diluted, as reported	$0.12	$0.04	$0.15	$0.05

Net (loss) income per share diluted, pro forma	$—	$(0.06)	$0.02	$(0.15)

Back to Contents

Stock options were outstanding with respect to 1,405,603 shares and 1,101,101 shares at June 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 38%, risk-free interest rate of 4.26% and expected lives of 10 years.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters ended June 30, 2005 and 2004 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Valuation of Share-Based Payment, Arrangements for Public Companies (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that beings after June 15, 2005. SFAS 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option grants.

Note 3. Earnings Per Share

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Back to Contents

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are options to purchase its common stock.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30, 2005

	Income (numerator)	Shares (denominator)	Per share amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,537	12,414,366	$0.12
Effect of dilutive securities
Options	—	347,914	—
Warrants	—	87,007	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,537	12,849,287	$0.12

	For the six months ended June 30, 2005

	Income (numerator)	Shares (denominator)	Per share amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,854	12,305,548	$0.15
Effect of dilutive securities
Options	—	313,275	—
Warrants	—	80,908	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,854	12,699,731	$0.15

	For the three months ended June 30, 2004

	Income (numerator)	Shares (denominator)	Per share amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$404	10,596,997	$0.04
Effect of dilutive securities
Options	—	48,172	—
Warrants	—	178,616	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$404	10,823,785	$0.04

Back to Contents

	For the six months ended June 30, 2004

	Income (numerator)	Shares (denominator)	Per share amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$415	8,838,217	$0.05
Effect of dilutive securities
Options	—	48,172	—
Warrants	—	178,615	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$415	9,065,004	$0.05

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	June 30, 2005

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Government agency securities	$59,929	$107	$(276)	$59,760
Mortgage backed securities	6,592	9	(518)	6,083
Other securities	41,831	343	(157)	42,017

	$108,352	$459	$(951)	$107,860

	December 31, 2004

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Government agency securities	$80,000	$—	$(247)	$79,753
Mortgage backed securities	7,319	8	(427)	6,900
Other securities	33,284	471	(156)	33,599

	$120,603	$479	$(830)	$120,252

The amortized cost and fair value of the Company’s investment securities available-for-sale at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Due before one year	$11,000	$11,000
Due after one year through five years	65,638	65,634
Due after five years through ten years	6,116	6,001
Due after ten years	22,161	21,788
Federal Home Loan and Atlantic Central Bankers Bank stock	3,437	3,437

	$108,352	$107,860

Back to Contents

Note 5.  Loans

Major classifications of loans are as follows (in thousands):

	June 30, 2005 Amount	December 31, 2004 Amount

	(unaudited)
Commercial	$96,775	$89,327
Commercial mortgage	167,185	140,755
Construction	133,962	97,239

Total commercial loans	397,922	327,321
Direct financing leases, net	73,863	44,795
Residential mortgage	47,115	31,388
Consumer loans and others	38,205	24,894

	557,105	428,398
Deferred loan costs	(684)	(517)

Total loans, net of deferred loan costs	$556,421	$427,881

Note 6.  Transactions with affiliates

The Company purchased a total of $2,654,000 in loan from Resource America, Inc. in 2001. The outstanding balance of the loan purchased from Resource America was $1,969,000 at December 31, 2004. The loan was paid in full on February 25, 2005. The Chairman and the Chief Executive Officer of the Company are the brother and parent, respectively, of the Chief Executive Officer of Resource America and the son and spouse, respectively, of Resource America’s Chairman.

The Company paid $16,900 and $8,200 to Cohen Bros. & Company (Cohen Bros.) for investment securities brokerage services performed for the periods ended June 30, 2005 and 2004, respectively. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen Bros. & Company. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros. & Company.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. Under the technical support agreements, which commenced in January 2001, the Company also provides technical support to RAIT for a fee of $5,000 a month. RAIT paid the Company $30,000 for such services for the six months ended June 30, 2005 and 2004. RAIT paid the Company approximately $147,000 for rent for the first six months of 2005 and $124,000 for the first six months of 2004.

Back to Contents

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. commencing in July 2002. Cohen Bros. paid approximately $54,000 in rent for the six months ended June 30, 2005 and $40,000 for the first six months of 2004.

In July 2002, Cohen Bros. entered into an agreement with the Company under which Cohen Bros. pays fees for technical support and for telephone system support services. Technical and telephone support fees for Cohen Bros. were $39,600 and $27,600 for the periods ended June 30, 2005 and 2004, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $52,711,000 and $41,793,000 as of June 30, 2005 and December 31, 2004, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2005, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At June 30, 2005 loans to these related parties amounted to $2,077,000 in outstanding principal amount.

Note 7.  Reclassifications

Certain reclassifications to the merchant credit card fees have been made to the 2004 financial statements to conform to the 2005 presentation. The Company has reclassed the merchant expense to show the net merchant credit card fees in non-interest income.

Note 8.  Acquisitions

On January 3, 2005, the Company completed the acquisition of Mears Motor Livery Corp. (Mears) pursuant to which Mears was merged into the Company. Mears shareholders had received $1.0 million in cash and 253,126 shares of the Company’s stock. The total purchase price was $4.9 million. As a result of the acquisition, the Company recorded $3.9 million in goodwill. The transaction was accounted for under the purchase method of accounting. The results of operations include Mears results of operations from January 3, 2005 forward. The Company is in the process of finalizing final purchase accounting adjustments and anticipates that it will complete them in the third quarter 2005.

Note 9.  Repayment of Subordinated Debentures

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. The Company recorded an expenses of approximately $1.3 million for the six months ended June 30, 2005, reflecting a prepayment premium of $819,000 and the remaining unamortized offering expenses of $466,000.

Back to Contents

Part I – Item 2.  MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We capitalize costs associated with internally developed and purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services used in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to internal-use software projects and interest costs incurred, if material, while developing internal-use software. Capitalization of these costs begins when we complete the preliminary project stage, and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Back to Contents

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

Results of Operations

Second quarter 2005 to second quarter 2004

Net Income: Net income for the second quarter of 2005 was $1.9 million, compared to net income of $689,000 for the second quarter of 2004. Diluted earnings per share were $0.12 in the second quarter of 2005 as compared to $0.04 for the second quarter of 2004. Return on average assets was 1.03% and return on average equity was 5.92% for the second quarter of 2005, as compared to 0.60% and 2.60%, respectively for the second quarter of 2004.

Net Interest Income: Our interest income for the second quarter of 2005 increased to $10.8 million from $5.7 million in the second quarter of 2004, while our net interest income increased to $7.4 million from $4.1 million. Our average loans increased to $530.0 million for the second quarter of 2005 from $296.9 million for the second quarter of 2004. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as the acquisition of Mears Motor Livery Corp., or Mears, in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin for the second quarter 2005 increased to 4.20% from 3.66% for the second quarter of 2004, an increase of 54 basis points (.54%). The increased net interest margin resulted from the following:

•	the acquisition of Mears, whose portfolio yields were higher than our existing portfolio,

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	maintenance of rates we pay on deposits at previous levels.

In general, changes in rates immediately affect our variable rate loans, while deposit rates tend to take a longer period to adjust. For the second quarter of 2005 the average yield on our interest-earning assets increased to 6.18% from 5.12% for second quarter of 2004, an increase of 106 basis points (1.06%). Cost of interest-bearing deposits increased to 2.58% for the second quarter of 2005 from 2.10% for the second quarter of 2004, an increase of 48 basis points (.48%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in first two quarters of 2005 over those prevailing in the first two quarters of 2004. Average interest bearing deposits increased to $486.4 million from $267.3 million, an increase of $219.1 million or 81.9%.

Back to Contents

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months ended June 30,

	2005			2004

	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$530,003	$9,352	7.06%	$296,932	$4,441	5.98%

Investment securities	104,529	1,025	3.92%	117,866	1,201	4.08%
Interest bearing deposits	1,029	1	0.39%	1,738	2	0.46%
Federal funds sold	65,345	451	2.76%	30,707	82	1.07%

Net interest-earning assets	700,906	10,829	6.18%	447,243	5,726	5.12%

Allowance for loan and lease losses	(4,278)			(2,506)
Other assets	37,173			14,532

	$733,801			$459,269

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$73,511			$53,253

Interest bearing deposits
Interest checking	27,128	$76	1.12%	24,423	$73	1.20%
Savings and money market	246,512	1,271	2.06%	118,059	610	2.07%
Time	212,781	1,794	3.37%	124,862	723	2.32%

Total interest bearing deposits	486,421	3,141	2.58%	267,344	1,406	2.10%

FHLB advances	39,231	305	3.11%	26,923	84	1.25%
Other borrowed funds	4,091	21	2.05%	489	4	3.27%
Subordinated debt	—	—		5,250	138	10.51%

Net interest bearing liabilities	529,743	3,467	2.62%	300,006	1,632	2.18%

Other liabilities	3,324			114

Shareholders' equity	127,223			105,896

	$733,801			$459,269

Net yield on average interest earning assets		$7,362	4.20%		$4,094	3.66%

In the second quarter of 2005, average interest-earning assets increased to $700.9 million, an increase of $253.7 million, or 56.7%, from the second quarter of 2004.

Back to Contents

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $550,000 for the second quarter of 2005 compared to $400,000 for the second quarter of 2004. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $1.3 million for the second quarter of 2005 as compared to $519,000 for the second quarter of 2004, an increase of $772,000 or 148.7%. Gains on sales of investment securities totaled $-0-in the second quarter of 2005 compared to $192,000 of gains on sales of investment securities for the same period last year. The principal reasons for the increase in non-interest income were an increase in income from merchant credit card fees and an increase in leasing income. Our merchant credit card income was $316,000 for the second quarter of 2005, an increase of $168,000 or 113.5% as compared to the second quarter of 2004. This increase was substantially the result of one of the independent service organization with which we have an existing relationship transferring a merchant portfolio to us from another institution. Leasing income increased $474,000 or 1975.0% to $498,000 for the second quarter of 2005 over the same period in 2004. The increase was the result of the acquisition of Mears and its $25.7 million portfolio of leases in January 2005.

Non-Interest Expense. Total non-interest expense was $5.2 million for the second quarter of 2005, as compared to $3.7 million for second quarter of 2004, an increase of $1.5 million or 41.2%. Salaries and employee benefits amounted to $2.5 million for the second quarter of 2005 as compared to $1.8 million for the second quarter of 2004. The increase reflects the addition of twenty-three Mears employees as a result of our acquisition of Mears in January 2005 as well as increases in our commercial lending and affinity group staffs. Computer expense increased to $343,000 for the second quarter of 2005 an increase of $108,000 or 46.0%. The increase reflects the upgrade of our internet banking platform in 2005. Professional fees increased to $275,000 for the second quarter of 2005 an increase of $160,000 or 139.1%. The increase reflects the increasing compliance costs that are associated with being a public company.

First six months of 2005 to first six months of 2004

Net Income: Net income for the first six months of 2005 was $2.4 million, compared to net income of $947,000 for the first six months of 2004. Diluted earnings per share were $0.15 in the first six months of 2005 as compared to $0.05 for the first six months of 2004. Return on average assets was 0.73% and return on average equity was 3.91% for first six months of 2005, as compared to 0.46% and 2.17%, respectively for the first six months of 2004.

Net Interest Income: Our interest income for the first six months of 2005 increased to $20.0 million from $10.4 million in the first six months of 2004, while our net interest income increased to $13.8 million from $7.4 million. Our average loans increased to $491.7 million for first six months of 2005 from $271.4 million for the first six months of 2004. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as the acquisition of Mears in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin for the first six months 2005 increased to 4.31% from 3.71% for the first six months of 2004, an increase of 60 basis points (.60%). The increased net interest margin resulted from the following:

Back to Contents

•	the acquisition of Mears, whose portfolio yields were higher than our existing portfolio,

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	maintenance of rates we pay on deposits at previous levels.

For the first six months of 2005 the average yield on our interest-earning assets increased to 6.23% from 5.23% for first six months of 2004, an increase of 100 basis points (1.00%). Cost of interest-bearing deposits increased to 2.37% for the first six months of 2005 from 2.10% for the first six months of 2004, an increase of 27 basis points (.27%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in first two quarters of 2005 over those prevailing in the first two quarters of 2004. Average interest bearing deposits increased to $450.3 million from $251.2 million, an increase of $199.1 million or 79.3%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six Months ended June 30,

	2005			2004

	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$491,707	$17,085	6.95%	$271,434	$8,223	6.06%
Investment securities	106,744	2,306	4.32%	90,210	2,000	4.43%
Interest bearing deposits	1,029	1	0.19%	1,738	7	0.81%
Federal funds sold	41,737	585	2.80%	35,008	179	1.02%

Net interest-earning assets	641,217	19,977	6.23%	398,390	10,409	5.23%
Allowance for loan and lease losses	(3,976)			(2,172)
Other assets	31,018			14,532

	$668,259			$410,750

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$40,597			$51,149
Interest bearing deposits
Interest checking	26,570	$144	1.08%	23,420	$144	1.23%
Savings and money market	220,604	2,109	1.91%	107,379	941	1.75%
Time	203,162	3,077	3.03%	120,393	1,550	2.57%

Total interest bearing deposits	450,336	5,330	2.37%	251,192	2,635	2.10%

FHLB advances	44,641	636	2.85%	17,418	110	1.26%
Other borrowed funds	4,158	41	1.97%	246	4	3.25%
Subordinated debt	2,625	138	10.51%	5,250	276	10.51%

Net interest bearing liabilities	501,760	6,145	2.45%	274,106	3,025	2.21%
Other liabilities	620			114
Shareholders' equity	125,282			85,381

	$668,259			$410,750

Net yield on average interest earning assets		$13,832	4.31%		$7,384	3.71%

Back to Contents

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.1 million for the first six months of 2005 compared to $732,000 for the first six months of 2004. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $2.2 million for the first six months of 2005 as compared to $1.1 for the first six months of 2004, an increase of $1.1 million or 98.8%. Gains on sales of investment securities totaled $67,000 in the first six months of 2005 compared to $293,000 of gains on sales of investment securities for the same period in 2004. The principal reasons for the increase in non-interest income were an increase in income from merchant credit card fees and an increase in leasing income. Our merchant credit card income was $581,000 for the first six months of 2005, an increase of $261,000 or 176.4% as compared to the first six months of 2004. This increase was substantially the result of one of the independent service organizations with which we have an existing relationship transferring a merchant portfolio to us from another institution. Leasing income increased $767,000 to $853,000 for first six months of 2005 over the same period in 2004. The increase was the result of the acquisition of Mears and its $25.7 million portfolio of leases in January 2005.

Non-Interest Expense. Total non-interest expense was $11.4 million for the first six months of 2005, as compared to $7.1 million for first six months of 2004, an increase of $4.3 million or 60.1%. Salaries and employee benefits amounted to $5.0 million for the first six months of 2005 as compared to $3.6 million for the first six months of 2004. The increase reflects the addition of twenty-three Mears employees as a result of our acquisition of Mears in January 2005 as well as increases in our commercial lending and affinity group staffs. Computer expense increased to $624,000 for the first six months of 2005 an increase of $152,000 or 32.2%. The increase reflects the upgrade of our internet banking platform in 2005. Professional fees increased to $541,000 for the first six months of 2005 an increase of $334,000 or 161.4%. The increase reflects the increasing compliance costs that are associated with being a public company. In the first quarter of 2005, we redeemed our outstanding subordinated debentures at a premium of $869,000. The redemption of the subordinated debentures which supported our trust preferred securities, also resulted in the write-off $466,000 of the unamortized offering costs from the trust preferred securities offering in 2002. The total expense associated with the redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million.

Back to Contents

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities have been cash inflows from net increases in deposits, which were $169.0 million in the first six months of 2005, and from an offering of common stock by our subsidiary bank in February 2004 which resulted in net proceeds of $82.9 million. We have also used sources outside of our core deposit products to fund our loan growth including the Federal Home Loan Bank and repurchase agreements. As of June 30, 2005, we had $40.0 million of outstanding Federal Home Loan Bank advances and $5.3 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $123.8 million in the first six months of 2005. At June 30, 2005, we had outstanding commitments to fund loans, including unused lines of credit, of $178.2 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At June 30, 2005 we were “well capitalized” under banking regulations.

The following table sets forth the regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total Capital
	to average	to risk-weighted	to risk-weighted
	assets ration	assets ratio	assets ratio

AS OF MARCH 31, 2005:
The Company	17.41%	20.32%	21.07%
The Bancorp Bank	15.66%	18.32%	18.97%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2004:
The Company	22.88%	26.29%	27.04%
The Bancorp Bank	20.54%	23.74%	24.49%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

Back to Contents

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

Back to Contents

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years

	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$281,072	$46,257	$115,321	$47,381	$66,390
Investments, available for sale	$8,000	$3,000	$25,803	$39,835	$28,277
Interest bearing deposits	1,029	—	—	—	—
Federal funds sold	4,858	—	—	—	—

Total interest earning assets	294,959	49,257	141,124	87,216	94,667

Interest bearing liabilities:
Interest checking	13,917	—	13,917	—	—
Savings and money market	49,588	—	148,764	—	—
Time deposits	81,172	151,418	505	—	—
Securities sold under agreements
to repurchase	5,252	—	—	—	—
Federal Home Loan Bank advances	40,000	—	—	—	—

Total interest bearing liabilities	189,929	151,418	163,186	—	—

Gap	$105,030	$(102,161)	$(22,062)	$87,216	$94,667

Cumulative gap	$105,030	$2,869	$(19,193)	$68,023	$162,690

Gap to assets ratio	14%	-14%	-3%	12%	13%
Cumulative gap to assets ratio	14%	*	-3%	9%	22%

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

Financial Condition

General. Our total assets at June 30, 2005 were $737.0 million, of which our total loans were $556.4 million. At December 31, 2004 our total assets were $576.3 million, of which our total loans were $427.9 million. Our portfolio of commercial, commercial mortgage and construction loans grew $70.6 million, or 21.6%, from year-end 2004 to $397.9 million at June 30, 2005.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased to $107.9 million on June 30, 2005, a decrease of $12.4 million or 10.3% from year-end 2004. Investments decreased due to a $40 million investment security being called in the first quarter of 2005. We purchased approximately $28 million in investment securities to replace the called security and the remaining funds were used to fund loan growth.

Loan Portfolio. Total loans increased to $556.4 million at June 30, 2005 from $427.9 million at December 31, 2004, an increase of $128.5 million or 30.0%.

Back to Contents

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2005	2004
	Amount	Amount

	(unaudited)
Commercial	$96,775	$89,327
Commercial mortgage	167,185	140,755
Construction	133,962	97,239

Total commercial loans	397,922	327,321
Direct financing leases, net	73,863	44,795
Residential mortgage	47,115	31,388
Consumer loans and others	38,205	24,894

	557,105	428,398
Deferred loan costs	(684)	(517)

Total loans, net of deferred loan costs	$556,421	$427,881

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which has been charged against earnings is in the amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. See “ –Critical Accounting Policies and Estimates.” For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. The historical experience for each loan pool is augmented by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. For example, as a result of significant growth in construction lending, which was the result of a construction lending group being hired at the end of the third quarter of 2003, our allocation to the construction loan pool increased in the last half of 2003 and the first nine months of 2004. We enhance our allowance methodology through the efforts of our chief risk officer, who directly oversees the loan review processes and measures the adequacy of the allowance independently from management. The chief risk officer reports directly to the Bank’s audit committee. The chief risk officer’s individual loan oversight parameters include: borrower relationships over $2.0 million and loans 90 days or more past due or that have been previously classified as substandard. Pursuant to these parameters, approximately 67% of our loans, by dollar amount, are subject to the chief risk officer’s oversight.

Back to Contents

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

While we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. We review the adequacy of the allowance on at least on a quarterly basis to ensure that the provision for loan and lease losses that has been charged against earnings is an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The following table summarizes our credit loss experience for each of the periods indicated:

	Six months ended June 30,		For the year ended December 31,

	2005	2004	2004

	(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$3,593	$1,991	$1,991

Loans charged-off:
Commercial	43		10
Lease financing	5	—	—
Consumer	—	—	20

Total	48	—	30

Recoveries:
Lease financing	15	—	—

Total	15	—	—

Net charge-offs (recoveries)	33	—	30
Provision charged to operations	1,050	332	1,632

Balance in allowance for loan and lease losses at end
of period	$4,610	$2,323	$3,593

Net charge-offs/average loans	0.01%	*	0.01%

*	Less than .01%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $205,000 of non-accrual or renegotiated loans at June 30, 2005 compared to $0.00 of non-accrual loans at June 30, 2004. Loans past due 90 days or more still accruing interest amounted to $1.1 million and $-0- at June 30, 2005 and 2004, respectively.

Back to Contents

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. At June 30, 2005, we had total deposits of $557.1 million as compared to $388.1 million at December 31, 2004, an increase of $169.0 million or 38.3%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the six months ended June 30, 2005		December 31, 2004

	Average balance	Average rate	Average balance	Average rate

Demand (non-interest bearing)	$40,597	—	$57,669	—
Interest checking	26,570	1.08%	22,070	1.19%
Savings and money market	220,604	1.91%	126,166	2.04%
Time	203,162	3.03%	131,023	2.40%

Total deposits	$490,933	2.17%	$336,928	1.78%

Borrowings

At June 30, 2005 we had $40.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities.

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

Back to Contents

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on June 15, 2005, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated May 2, 2005, the voting results were as follows:

(a)   Each of the following nominees was elected to the Board of Directors as follows:

		Votes	Votes
	Votes for	withheld	abstained	Unvoted

Betsy Z. Cohen	11,023,799	92,201	—	2,158,012
D. Gideon Cohen	11,052,664	63,336	—	2,158,012
Walter T. Beach	10,986,226	129,774	—	2,158,012
Michael J. Bradley	11,097,172	18,282	—	2,158,558
Matthew Cohn	11,097,172	18,828	—	2,158,012
Leon A. Huff	11,097,172	18,828	—	2,158,012
William H. Lamb	10,938,502	177,498	—	2,158,012
Frank M. Mastrangelo	11,052,664	63,336	—	2,158,012
James J. McEntee III	10,990,220	125,780	—	2,158,012
Linda Schaeffer	11,052,664	63,336	—	2,158,012
Joan Specter	10,733,412	382,588	—	2,158,012
Steven Stein	11,097,172	18,828	—	2,158,012

(b)   The proposal to adopt the 2005 Omnibus Equity Compensation Plan was approved as follows:

	Votes	Votes
Votes for	withheld	abstained	Unvoted

6,974,661	1,587,463	2,553,876	2,158,012

(c)   The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2005 was approved as follows:

	Votes	Votes
Votes for	withheld	abstained	Unvoted

11,089,094	8,280	18,626	2,158,012

Item 6.   Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen stock certificate (2)
4.2	Investor Rights Agreement (1999) (1)
4.3	Investor Rights Agreement (2002) (1)
10.1	1999 Stock Option Plan (as amended through June 18, 2003) (3)
10.2	Form of Grant pursuant to the 1999 Stock Option Plan (3)
10.3	Employee and Non-employee Director Non-cash Compensation Plan (1)
10.4	2005 Equity Compensation Plan (4)
10.5	Sublease and Technical Support Agreement with RAIT
Investment Trust (1)
10.6	Sublease and Technical Support Agreement with Cohen Bros. (1)
10.7	TRM and The Bancorp ATM Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

Back to Contents

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on July 15, 2004.

(2)	Previously filed as an exhibit to Amendment No. 1 of the registrant’s registration statement on From S-4 (File No. 333-117385) filed on September 28, 2004.

(3)	Previously filed as an exhibit to the registrant’s statement on Form S-8 (file No. 333-124338) filed on April 26, 2005.

(4)	Previously filed as Appendix C to the Proxy Statement contained in the registrant’s Schedule 14A filed on May 2, 2005.

Back to Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bancorp Inc.

(Registrant)

/s/Betsy Z. Cohen

Betsy Z. Cohen
Chief Executive Officer

/s/Martin F. Egan

Martin F. Egan
Senior Vice President and
Chief Financial Officer

August 15, 2005
Date