Form 10-Q
period 2005-09-30
Bancorp, Inc.
filed 2005-11-14
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_______________ to _________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 11, 2005 there were 13,588,935 outstanding shares of Common Stock, $1.00 par value.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The Bancorp, Inc.

Consolidated Balance Sheets

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS	(in thousands)
Cash and cash equivalents
Cash and due from banks	$20,081	$10,184
Interest bearing deposits	1,029	1,028
Federal funds sold	85,811	8,291

Total cash and cash equivalents	106,921	19,503
Investment securities, available-for-sale	105,888	120,252
Loans, net of deferred loan costs	612,712	427,881
Allowance for loan and lease losses	(5,075)	(3,593)

Loans, net	607,637	424,288
Premises and equipment, net	3,784	2,958
Accrued interest receivable	3,602	3,439
Goodwill	3,544	—
Other assets	7,453	5,839

Total assets	$838,829	$576,279

LIABILITIES
Deposits
Demand (non-interest bearing)	$147,835	$51,832
Savings, money market and interest checking	234,106	153,417
Time deposits	274,232	166,682
Time deposits, $100,000 and over	1,530	16,150

Total deposits	657,703	388,081
Securities sold under agreements to repurchase	5,546	5,052
Federal Home Loan Bank advances	40,000	55,000
Accrued interest payable	701	407
Subordinated debt	—	5,413
Other liabilities	1,786	924

Total liabilities	705,736	454,877

SHAREHOLDERS' EQUITY
Preferred stock – authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 129,409 and 1,133,237 shares at September 30, 2005 and December 31, 2004, respectively	1	11
Common stock – authorized, 20,000,000 shares of $1.00 par value; issued shares 13,588,935 and 11,888,061 at September 30, 2005 and December 31, 2004, respectively	13,589	11,888
Additional paid-in capital	124,301	117,668
Accumulated deficit	(4,217)	(7,934)
Accumulated other comprehensive loss	(581)	(231)

Total shareholders' equity	133,093	121,402

Total liabilities and shareholders' equity	$838,829	$576,279

(See notes to consolidated financial statements)

Back to Contents

The Bancorp Inc.

Consolidated Statements of Income

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2005	2004	2005	2004

	(unaudited)
	(in thousands, except per share data)
Interest income
Loans, including fees	$11,039	$5,121	$28,124	$13,344
Investment securities	1,481	1,367	3,787	3,367
Federal funds sold	293	121	878	300
Interest bearing deposits	1	2	2	9

	12,814	6,611	32,791	17,020

Interest expense
Deposits	3,632	1,542	8,962	4,177
Securities sold under agreements to repurchase	18	11	59	15
Federal Home Loan Bank advances	409	156	1,045	266
Subordinated debt	—	137	138	413

	4,059	1,846	10,204	4,871

Net interest income	8,755	4,765	22,587	12,149
Provision for loan and lease losses	550	250	1,600	982

Net interest income after provision for loan and lease losses	8,205	4,515	20,987	11,167

Non-interest income
Service fees on deposit accounts	185	166	518	543
Merchant credit card deposit fees	246	167	827	487
Gain on sales of investment securities	—	188	67	481
Leasing income	273	98	1,126	184
Other	266	125	737	468

Total non-interest income	970	744	3,275	2,163

Non-interest expense
Salaries and employee benefits	2,754	2,294	7,745	5,901
Occupancy expense	599	418	1,749	1,229
Data processing expense	394	273	1,018	745
Advertising	178	130	448	335
Professional fees	414	228	955	435
Prepayment premium on subordinated debt	—		1,285
Other	1,331	1,087	3,875	2,909

Total non-interest expense	5,670	4,430	17,075	11,554

Net income before income tax	3,505	829	7,187	1,776
Income tax	1,199	—	2,433	—

Net income	2,306	829	4,754	1,776

Less preferred stock dividends and accretion	(170)	(149)	(578)	(600)
Less preferred stock conversion premium	(459)	—	(459)	—
Income allocated to Series A preferred shareholders	(21)	(71)	(45)	(152)

Net income available to common shareholders	$1,656	$609	$3,672	$1,024

Net income per share – basic	$0.12	$0.05	$0.29	$0.10

Net income per share – diluted	$0.12	$0.05	$0.28	$0.10

Weighted average shares – basic	12,917,879	11,617,580	12,540,093	9,774,875
Weighted average shares – diluted	13,426,497	11,712,362	12,948,421	9,869,657

(See notes to consolidated financial statements)

Back to Contents

THE BANCORP INC.
Statements of Changes in Shareholder's Equity
For the nine months ended September 30, 2005 (unaudited) and for the year ended December 31, 2004

	Common Stock	Preferred Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Comprehensive income	Total

Balance at December 31, 2003	$2,284	$11	$30,369	$(10,835)	$(156)		$21,673
Net Income				3,718		$3,718	3,718
Warrant Exercise	1,337		12,031				13,368
Common Stock issued in reorganization	8,266		74,612				82,878
Common Stock issued from option exercise	1		8				9
Cash dividends on Series A preferred stock				(169)			(169)
Stock dividends on Series A preferred stock			200	(200)			—
Accretion of series A preferred stock			448	(448)			—
Other comprehensive loss, net of							—
reclassification adjustments and tax	—	—	—	—	(75)	(75)	(75)

Total other comprehensive income						$3,643

Balance at December 31, 2004	11,888	11	117,668	(7,934)	(231)		121,402

Net Income				4,754		$4,754	4,754
Common Stock issued for the acquisition of
Mears Motor Livery Corp.	253		3,716				3,969
Preferred Shares converted to Common Shares	1,003	(10)	(993)				—
Common Stock issued from option exercise	24		215				239
Common Stock issued from warrant exercise	421		3,580				4,001
Cash dividends on Series A preferred stock				(922)			(922)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	—	(350)	(350)	(350)

Total other comprehensive income						$4,404

Balance at September 30, 2005 (unaudited)	$13,589	$1	$124,301	$(4,217)	$(581)		$133,093

(See notes to consolidated financial statements)

Back to Contents

The Bancorp, Inc.
Statements of Cash Flows
 (in thousands)
(unaudited)

	For the nine months ended
	September 30,

	2005	2004

Operating activities
Net income	$4,754	$1,776
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,131	598
Provision for loan and lease losses	1,600	982
Net amortization (accretions) of premium (discount)	(59)	(30)
Net gain on sales of investment securities	(67)	(481)
Increase in accrued interest receivable	(163)	(916)
Increase (decrease) in interest payable	294	(13)
Decrease (increase) in other assets	86	(634)
Increase in other liabilities	19	824

Net cash provided by operating activities	7,595	2,106

Investing activities
Purchase of investment securities	(30,208)	(116,847)
Proceeds from sales of investment securities	2,159	9,065
Proceeds from calls/maturity of investment securities	42,165	18,321
Cash paid in excess of cash equivalents from acquisition	(666)	—
Net increase in loans	(180,243)	(114,896)
Purchases of premises and equipment	(1,542)	(1,068)

Net cash used in investing activities	(168,335)	(205,425)

Financing activities
Net increase in deposits	269,622	82,285
Net increase in securities sold under agreements to
Repurchase	494	2,369
Federal Home Loan Bank advances	—	45,000
Repayment of Federal Home Loan advances	(15,000)	—
Repayment of notes payable	(5,026)	—
Cash dividends on Series A preferred stock	(922)	—
Net proceeds from sale of common stock	—	82,878
Net proceeds from the exercise of options	239	8
Net proceeds from exercise of warrants	4,001	13,368
Redemption of subordinated debentures	(5,250)	—

Net cash provided by financing activities	248,158	225,908

Net increase in cash and cash equivalents	87,418	22,589
Cash and cash equivalents, beginning of year	19,503	42,183

Cash and cash equivalents, end of period	$106,921	$64,772

Supplemental disclosure:
Interest paid	$9,910	$4,883

Taxes paid	$1,775	$200

(See notes to consolidated financial statements)

Back to Contents

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of September 30, 2005 and for the nine month periods ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine month period ended September 30, 2005 may not necessarily be indicative of the results of operations for the full year ending December 31, 2005.

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

At September 30, 2005, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report and proxy statement. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. With the exception of the grant made in the third quarter stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The grant in the third quarter of 2005 resulted in $18,000 of salary expense for the period. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the Company plan to stock-based employee compensation (in thousands).

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income, as reported	$2,306	$829	$4,754	$1,776
Add stock-based compensation expense included in reported net income, net of related tax effects	12	—	12	—
Less stock-based compensation costs under
fair value based method for all awards	(55)	(1,110)	1,838	(1,978)

Pro forma net (loss) income	2,263	(281)	2,928	(202)
Less preferred stock dividends and accretion	(171)	(149)	(579)	(600)
Less preferred stock conversion premimum	(459)	—	(459)	—
Income allocated to Series A preferred shareholders	(21)	(71)	(45)	(152)

Net (loss) income available to common shareholders	$1,612	$(501)	$1,845	$(954)

Net (loss) income per share basic, as reported	$0.12	$0.05	$0.29	$0.10

Net (loss) income per share basic, pro forma	$0.12	$(0.04)	$0.15	$(0.10)

Net (loss) income per share diluted, as reported	$0.12	$0.05	$0.28	$0.10

Net (loss) income per share diluted, pro forma	$0.12	$(0.04)	$0.14	$(0.10)

Back to Contents

Stock options were outstanding with respect to 1,402,603 shares and 1,101,101 shares at September 30, 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: third quarter: grants expected volatility of 32%, risk-free interest rate of 3.99% and expected lives of 7 years; first quarter: expected volatility of 38%, risk-free interest rate of 4.26% and expected lives of 10 years. The assumptions used for grants in 2004 were grants expected volativity of 38%, risk-free interest rate of 4.01% and expected lives of 10 years. The weighted average fair value of each option granted under the Company’s stock option plans was $7.95 in 2005 and $6.99 in 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the quarters ended September 30, 2005 and 2004 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Valuation of Share Based Payment, Arrangements for Public Companies (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that beings after June 15, 2005. SFAS 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option grants.

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

Back to Contents

The following schedule shows the calculation of the Company’s diluted earnings per share for the periods presented:

	For the three months ended September 30, 2005

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,656	12,917,879	$0.12
Effect of dilutive securities
Options	—	462,446	—
Warrants	—	46,172	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,656	13,426,497	$0.12

	For the nine months ended September 30, 2005

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,672	12,540,093	$0.29
Effect of dilutive securities
Options	—	368,841	—
Warrants	—	39,487	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,672	12,948,421	$0.28

Stock options of 40,000 for $16.67 per share were outstanding at September 30, 2005 but were not included in the weighted average shares because the exercise price was greater than the market price.

	For the three months ended September 30, 2004

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$609	11,617,580	$0.05
Effect of dilutive securities
Options	—	48,172	—
Warrants	—	46,610	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$609	11,712,362	$0.05

Stock options of 70,000 for $11.00 per share were outstanding at September 30, 2004 but were not included in the weighted average shares because the exercise price was equal to the market price.

Back to Contents

	For the nine months ended September 30, 2004

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,024	9,774,875	$0.10
Effect of dilutive securities
Options	—	48,172	—
Warrants	—	46,610	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,024	9,869,657	$0.10

Stock options of 70,000 for $11.00 per share were outstanding at September 30, 2004 but were not included in the weighted average shares because the exercise price was equal to the market price.

Back to Contents

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	September 30, 2005

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Government agency securities	$59,932	$34	$(368)	$59,598
Mortgage backed securities	5,994	20	(549)	5,465
Other securities	40,842	300	(317)	40,825

	$106,768	$354	$(1,234)	$105,888

In June 2005, the FASB approved the issuance of FASB Staff Position (FSP) 115-1. FSP 115-1 will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Imapairment and Its Application to Certain Investments”) with references to existing other-than-temporary impairment guidance, such as Statement 115, Accounting for Investments in Debt and Equity Securities, SAB 59, Accounting for Noncurrent Marketable Equity Securities, and Opinion 18, The Equity Method of Accounting for Investments in in Common Stock. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP 115-1 will also include language from EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The FASB approved the proposed FSP subject to a vote on the final draft. The Company will evaluate the impact that FSP 115-1 will have on its financial statements when the final FSP is issued.

	December 31, 2004

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. Government agency securities	$80,000	$—	$(247)	$79,753
Mortgage backed securities	7,319	8	(427)	6,900
Other securities	33,284	471	(156)	33,599

	$120,603	$479	$(830)	$120,252

The amortized cost and fair value of the Company’s investment securities available-for-sale at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Due after one year through five years	$65,636	$65,343
Due after five years through ten years	4,191	4,161
Due after ten years	34,468	33,911
Federal Home Loan and Atlantic
Central Bankers Bank stock	2,473	2,473

	$106,768	$105,888

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	September 30, 2005 Amount	December 31, 2004 Amount

	(unaudited)
Commercial	$98,067	$89,327
Commercial mortgage	187,040	140,755
Construction	156,442	97,239

Total commercial loans	441,549	327,321
Direct financing leases, net	74,895	44,795
Residential mortgage	46,183	31,388
Consumer loans and others	50,928	24,894

	613,555	428,398
Deferred loan costs	(843)	(517)

Total loans, net of deferred loan costs	$612,712	$427,881

Back to Contents

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

The Company paid $16,900 and $9,300 to Cohen Bros. & Company (Cohen Bros.) for investment securities brokerage services performed for the periods ended September 30, 2005 and September 30, 2004. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen Bros. & Company. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros. & Company.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. Under the technical support agreements, which commenced in January 2001, the Company also provides technical support to RAIT for a fee of $5,000 a month. RAIT paid the Company $45,000 for such services for the nine months ended September 30, 2005 and 2004. RAIT paid the Company approximately $230,000 for rent for the first nine months of 2005 and $193,000 for the first nine months of 2004.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. commencing in July 2002. Cohen Bros. paid approximately $88,000 in rent for the nine months ended September 30, 2005 and $60,000 for the first nine months of 2004.

In July 2002, Cohen Bros. entered into an agreement with the Company under which Cohen Bros. pays fees for technical support and for telephone system support services. Technical and telephone support fees for Cohen Bros. were $54,600 and $41,000 for the periods ended September 30, 2005 and 2004, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $91,484,000 and $41,793,000 as of September 30, 2005 and December 31, 2004, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and their affiliates on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2005, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At September 30, 2005 loans to these related parties amounted to $1,797,000 in outstanding principal amount.

Back to Contents

Note 7. Reclassifications

Certain reclassifications to the merchant credit card fees have been made to the 2004 financial statements to conform to the 2005 presentation. The Company has reclassified the merchant expense to show the net merchant credit card fees in non-interest income.

Note 8. Acquisitions

On January 3, 2005, the Company completed the acquisition of Mears Motor Livery Corp. (Mears) pursuant to which Mears was merged into the Company. Mears shareholders received $1.0 million in cash and 253,126 shares of the Company’s stock. The total purchase price was $4.9 million. As a result of the acquisition, the Company recorded $3.5 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. The Company’s results of operations include the Mears’ results of operations from January 3, 2005 forward.

The Company is in the process of finalizing final purchase accounting adjustments and anticipates that it will complete them in the fourth quarter 2005.

Note 9. Repayment of Subordinated Debentures

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. The Company recorded an expense of approximately $1.3 million for the three months ended March 31, 2005, reflecting a prepayment premium of $819,000 and the charge-off of $466,000 of unamortized offering.

Note 10. Conversion of Series A Preferred Stock

In July 2005, the Company commenced a solicitation of its Series A preferred stockholders, requesting that they convert their Series A preferred stock to common stock. The Company offered a conversion premium of $.60 per share for each share of Series A preferred stock converted. Because of uncertainty as to whether receipt of a premium would cause the common stock received upon conversion to be restricted as to transfer under the Securities Act of 1933, the Company afforded the holders the option of converting their Series A preferred stock to common stock without receipt of the premium. The solicitation terminated September 30, 2005. As a result of the solicitation, 894,912 shares of Series A preferred stock were converted into 894,912 shares of common stock. The Company paid an aggregate conversion premium of $459,000.

Note 11. Exercise of Warrants

During 2005, shareholders exercised warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 420,456 shares of common stock. The Company received proceeds of $4.0 million from the warrant exercises.

Back to Contents

Part I - Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

(Third quarter 2005 to third quarter 2004)

Net Income: Net income for the third quarter of 2005 was $2.3 million, compared to net income of $829,000 for the third quarter of 2004. Diluted earnings per share were $0.12 in the third quarter of 2005 as compared to $0.05 for the third quarter of 2004. Return on average assets was 1.22% and return on average equity was 6.96% for the third quarter of 2005, as compared to 0.66% and 2.93%, respectively for the third quarter of 2004.

Net Interest Income: Our interest income for the third quarter of 2005 increased to $12.8 million from $6.6 million in the third quarter of 2004, while our net interest income increased to $8.8 million from $4.8 million. Our average loans increased to $583.1 million for the third quarter of 2005 from $332.7 million for the third quarter of 2004. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as the acquisition of Mears Motor Livery Corp. in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin for the third quarter 2005 increased to 4.77% from 3.95% for the third quarter of 2004, an increase of 82 basis points (.82%). The increased net interest margin resulted from the following:

•	the acquisition of Mears, whose portfolio yields were higher than our existing portfolio

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	an increase in average demand (non-interest bearing) deposits to $101.9 million from $54.6 million.

In general, changes in rates immediately affect our variable rate loans, while deposit rates tend to take a longer period to adjust. For the third quarter of 2005 the average yield on our interest-earning assets increased to 6.98% from 5.48% for third quarter of 2004, an increase of 150 basis points (1.50%) . Cost of interest-bearing deposits increased to 3.07% for the third quarter of 2005 from 2.16% for the third quarter of 2004, an increase of 91 basis points (.91%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in the third quarter of 2005 over those prevailing in the third quarter of 2004. Average interest bearing deposits increased to $472.6 million from $286.0 million, an increase of $186.6 million or 65.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

Back to Contents

ASSETS:	Three Months ended September 30,

	2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Interest-earning assets:
Loans net of unearned discount	$583,119	$11,039	7.57%	$332,736	$5,121	6.16%
Investment securities	107,112	1,481	5.53%	113,523	1,367	4.82%
Interest bearing deposits	1,029	1	0.39%	1,119	2	0.71%
Federal funds sold	43,474	293	2.70%	35,422	121	1.37%

Net interest-earning assets	734,734	12,814	6.98%	482,800	6,611	5.48%
Allowance for loan and lease losses	(4,805)			(2,844)
Other assets	27,369			18,998

	$757,298			$498,954

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Demand (non-interest bearing)	$101,933			$54,554
Interest bearing deposits:
Interest checking	28,384	$88	1.24%	20,390	$60	1.18%
Savings and money market	205,183	1,473	2.87%	133,422	678	2.03%
Time	239,012	2,071	3.47%	132,192	804	2.43%

Total interest bearing deposits	472,579	3,632	3.07%	286,004	1,542	2.16%
FHLB advances	44,076	409	3.71%	36,033	156	1.73%
Other borrowed funds	4,102	18	1.76%	2,850	11	1.54%
Subordinated debt	—	—		5,250	137	10.44%

Net interest bearing liabilities	520,757	4,059	3.12%	330,137	1,846	2.24%
Other liabilities	2,109			968
Shareholders' equity	132,499			113,295

	$757,298			$498,954

Net yield on average interest earning assets		$8,755	4.77%		$4,765	3.95%

In the third quarter of 2005, average interest-earning assets increased to $734.7 million, an increase of $251.9 million, or 52.2%, from the third quarter of 2004.

Back to Contents

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $550,000 for the third quarter of 2005 compared to $250,000 for the third quarter of 2004. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $970,000 for the third quarter of 2005 as compared to $556,000 for the third quarter of 2004, an increase of $414,000 or 74.5% . Gains on sales of investment securities totaled $-0- in the third quarter of 2005 compared to $188,000 of gain on sale investment securities for the same period last year. The principal reasons for the increase in non-interest income were an increase in income from merchant credit card fees, an increase in leasing income, and other income. Our merchant credit card income was $246,000 for the third quarter of 2005, an increase of $79,000 or 47.3% as compared to the third quarter of 2004. This increase was substantially the result of one of the independent service organizations with which we have an existing relationship transferring a merchant portfolio to us from another institution. Leasing income increased $175,000 to $273,000 for the third quarter of 2005 over the same period in 2004. The increase was the result of the acquisition of Mears and its $25.7 million portfolio of leases in January 2005. Other income increased to $266,000, an increase of $141,000 or 112.8% . The majority of the increase was from automated clearing house (ACH) fees which increased $90,000 over the same period in 2004. The increase was the result of new agreements in which the Company processor ACHS as the Originating Depository Financial Institution (ODFI) for third party processors.

Non-Interest Expense. Total non-interest expense was $5.7 million for the third quarter of 2005, as compared to $4.4 million for third quarter of 2004, an increase of $1.2 million or 28.0% . Salaries and employee benefits amounted to $2.8 million for the third quarter of 2005 as compared to $2.3 million for the third quarter of 2004. The increase reflects the addition of twenty-three Mears employees as a result of our acquisition of Mears in January 2005 as well as increases in our commercial lending and affinity group staffs. Computer expense increased to $394,000 for the third quarter of 2005 an increase of $121,000 or 44.3% . The increase reflects the upgrade of our internet banking platform in 2005. Professional fees increased to $414,000 for the third quarter of 2005 an increase of $186,000 or 81.6% . The increase reflects the increasing compliant costs that are associated with being a public company.

(First nine months of 2005 to first nine months of 2004)

Net Income: Net income for the first nine months of 2005 was $4.8 million, compared to net income of $1.8 for the first nine months of 2004. Diluted earnings per share were $0.28 in the first nine months of 2005 as compared to $.10 for the first nine months of 2004. Return on average assets was 0.90% and return on average equity was 4.96% for first nine months of 2005, as compared to .54% and 2.47%, respectively for the first nine months of 2004.

Net Interest Income: Our interest income for the first nine months of 2005 increased to $32.8 million from $17.0 million in the first nine months of 2004, while our net interest income increased to $22.6 million from $12.1 million. Our average loans increased to $522.9 million for first nine months of 2005 from $292.0 million for the first nine months of 2004. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as the acquisition of Mears in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin for the first nine months 2005 increased to 4.47% from 3.79% for the first nine months of 2004, an increase of 68 basis points (.68%). The increased net interest margin resulted from the following:

Back to Contents

•	the acquisition of Mears, whose portfolio yields were higher than our existing portfolio,

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	an increase in our average demand (non-interest bearing) deposit accounts.

For the first nine months of 2005 the average yield on our interest-earning assets increased to 6.50% from 5.31% for first nine months of 2004, an increase of 119 basis points (1.19%) . The Cost of our interest-bearing deposits increased to 2.73% for the first nine months of 2005 from 2.12% for the first nine months of 2004, an increase of 61 basis points (.61%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in first three quarters of 2005 over those prevailing in the first three quarters of 2004. Average interest bearing deposits increased to $438.2 million from $262.9 million, an increase of $175.3 million or 66.7% .

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine Months ended September 30,

		2005			2004

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

			(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$522,862	$28,124	7.17%	$292,017	$13,344	6.09%
Investment securities	106,871	3,787	4.72%	98,038	3,367	4.58%
Interest bearing deposits	1,029	2	0.26%	1,116	9	1.08%
Federal funds sold	42,285	878	2.77%	36,459	300	1.10%

Net interest-earning assets	673,047	32,791	6.50%	427,630	17,020	5.31%
Allowance for loan and lease losses	(4,255)			(2,351)
Other assets	32,177			15,793

	$700,969			$441,072

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$83,921			$51,327
Interest bearing deposits:
Interest checking	27,182	$232	1.14%	22,402	$204	1.21%
Savings and money market	195,805	3,810	2.59%	116,115	1,779	2.04%
Time	215,243	4,920	3.05%	124,405	2,194	2.35%

Total interest bearing deposits	438,230	8,962	2.73%	262,922	4,177	2.12%
FHLB advances	44,451	1,045	3.13%	23,668	266	1.50%
Other borrowed funds	4,139	59	1.90%	1,120	15	1.79%
Subordinated debt	1,750	138	10.51%	5,250	413	10.49%

Net interest bearing liabilities	488,570	10,204	2.78%	292,960	4,871	2.22%
Other liabilities	620			844
Shareholders' equity	127,858			95,941

	$700,969			$441,072

Net yield on average interest earning assets		$22,587	4.47%		$12,149	3.79%

Back to Contents

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.6 million for the first nine months of 2005 compared to $982,000 for the first nine months of 2004. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $3.2 million for the first nine months of 2005 as compared to $1.7 for the first nine months of 2004, an increase of $1.5 million or 90.7% . Gains on sales of investment securities totaled $67,000 in the first nine months of 2005 compared to $481,000 of gains on sale investment securities for the same period in 2004. The principal reasons for the increase in non-interest income were an increase in income from merchant credit card fees, an increase in leasing income, and an increase in other income. Our merchant credit card income was $827,000 for the first nine months of 2005, an increase of $340,000 or 69.8% as compared to the first nine months of 2004. This increase was substantially the result of one of the independent service organizations with which we have an existing relationship transferring a merchant portfolio to us from another institution. Leasing income increased $942,000 to $1.1 million for first nine months of 2005 over the same period in 2004. The increase was the result of the acquisition of Mears and its $25.7 million portfolio of leases in January 2005. Other income was $737,000 for the first nine months of 2005, an increase of $269,000 or 57.5% . The majority of the increase was due to an increase in ACH processing fees of $166,000 over the prior year period. As stated above the increase was the result of new agreements in which the Company processes achs as the ODFI for this party processor.

Non-Interest Expense. Total non-interest expense was $17.1 million for the first nine months of 2005, as compared to $11.6 million for first nine months of 2004, an increase of $5.5 million or 47.8% . Salaries and employee benefits amounted to $7.7 million for the first nine months of 2005 as compared to $5.9 million for the first nine months of 2004. The increase reflects the addition of twenty-three Mears employees as a result of our acquisition of Mears in January 2005 as well as increases in our commercial lending and affinity group staffs. Computer expense increased to $1.0 million for the first nine months of 2005 an increase of $745,000 or 36.7% . The increase reflects the upgrade of our internet banking platform in 2005. Professional fees increased to $955,000 for the first nine months of 2005 an increase of $520,000 or 119.5% . The increase reflects the increasing compliance costs that are associated with being a public company. In the first quarter of 2005, we redeemed our outstanding subordinated debentures at a premium of $869,000. The redemption of the subordinated debentures, which supported our trust preferred securities, also resulted in the write-off $466,000 of unamortized offering costs from our trust preferred securities offering in 2002. The total expense associated with our redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million.

Back to Contents

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Since commencement of operations, the primary source of funds for our financing activities have been cash inflows from net increases in deposits, which were $269.6 million in the first nine months of 2005, and from an offering of common stock by our subsidiary bank in February 2004 which resulted in net proceeds of $82.9 million. We have also used sources outside of our core deposit products to fund our loan growth including the Federal Home Loan Bank and repurchase agreements. As of September 30, 2005, we had $40.0 million of outstanding Federal Home Loan Bank advances and $5.5 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $180.2 million in the first nine months of 2005. At September 30, 2005, we had outstanding commitments to fund loans, including unused lines of credit, of $237.5 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At September 30, 2005 we were “well capitalized” under banking regulations.

The following table sets forth the regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total Capital
	to average	to risk-weighted	to risk-weighted
	Assets ration	assets ratio	assets ratio

AS OF SEPTEMBER 30, 2005:
The Company	17.19%	18.73%	19.47%
The Bancorp Bank	15.81%	17.14%	17.87%
"Well capitalized" institution (under FDIC & FRB regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2004:
The Company	22.88%	26.29%	27.04%
The Bancorp Bank	20.54%	23.74%	24.49%
"Well capitalized" institution (under FDIC & FRB regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of core interest checking deposits and 25% of our core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

Back to Contents

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years

		(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$329,341	$49,819	$114,800	$55,217	$63,535
Investments, available for sale	8,000	2,985	25,613	39,724	29,566
Interest bearing deposits	1,029	—	—	—	—
Federal funds sold	85,811	—	—	—	—

Total interest earning assets	424,181	52,804	140,413	94,941	93,101

Interest bearing liabilities:
Interest checking	15,243	—	15,242	—	—
Savings and money market	50,905	—	152,716	—	—
Time deposits	72,311	194,863	8,588	—	—
Securities sold under agreements to repurchase	5,546	—	—	—	—
Federal Home Loan Bank advances	40,000	—	—	—	—

Total interest bearing liabilities	184,005	194,863	176,546	—	—

Gap	$240,176	$(142,059)	$(36,133)	$94,941	$93,101

Cumulative gap	$240,176	$98,117	$61,984	$156,925	$250,026

Gap to assets ratio	29%	-17%	-4%	11%	11%
Cumulative gap to assets ratio	29%	12%	7%	19%	30%

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

Financial Condition

General. Our total assets at September 30, 2005 were $838.8 million, of which our total loans were $612.7 million. At December 31, 2004 our total assets were $576.3 million, of which our total loans were $427.9 million. Our portfolio of commercial, commercial mortgage and construction loans grew $114.2 million, or 34.9%, from year-end 2004 to $441.5 million at September 30, 2005.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities decreased to $105.8 million on September 30, 2005, a decrease of $14.3 million or 11.9% from year-end 2004. Investments decreased due to a $40 million investment security being called in the first quarter of 2005. We purchased approximately $30 million in investment securities to replace the called security and the remaining funds were used to fund loan growth.

Loan Portfolio. Total loans increased to $612.7 million at September 30, 2005 from $427.9 million at December 31, 2004, an increase of $184.8 million or 43.2% .

Back to Contents

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2005	2004
	Amount	Amount
	(unaudited)

Commercial	$98,067	$89,327
Commercial mortgage	187,040	140,755
Construction	156,442	97,239

Total commercial loans	441,549	327,321
Direct financing leases, net	74,895	44,795
Residential mortgage	46,183	31,388
Consumer loans and others	50,928	24,894

	613,555	428,398
Deferred loan costs	(843)	(517)

Total loans, net of deferred loan costs	$612,712	$427,881

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which has been charged against earnings is in the amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. See “_Critical Accounting Policies and Estimates.” For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

	Nine months ended		For the year ended
	September 30,		December 31,

	2005	2004	2004

	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$3,593	$1,991	$1,991

Loans charged-off:
Commercial	123		10
Lease financing	8	—	—
Consumer	2	18	20

Total	133	18	30

Recoveries:
Lease financing	15

Total	15	—	—

Net charge-offs (recoveries)	118	18	30
Provision charged to operations	1,600	982	1,632

Balance in allowance for loan and lease losses at end of period	$5,075	$2,955	$3,593

Net charge-offs/average loans	0.02%	0.01%	0.01%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We did not have non-accrual or renegotiated loans at September 30, 2005 or 2004. Loans past due 90 days or more still accruing interest amounted to $247,000 and $-0-at September 30, 2005 and 2004, respectively.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. At September 30, 2005, we had total deposits of $657.7 million as compared to $388.1 million at December 31, 2004, an increase of $296.6 million or 69.5% . The following table presents the average balance and rates paid on deposits for the periods indicated:

Back to Contents

	For the nine months ended
	September 30, 2005		December 31, 2004

	Average	Average	Average	Average
	balance	Rate	balance	Rate

Demand (non-interest bearing)	$83,921	—	$57,669	—
Interest checking	27,182	1.14%	22,070	1.19%
Savings and money market	195,805	2.59%	126,166	2.04%
Time	215,243	3.05%	131,023	2.40%

Total deposits	$522,151	2.29%	$336,928	1.78%

Borrowings

At September 30, 2005 we had $40.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities.

Shareholders’ Equity

In July 2005, the Company commenced a solicitation of its Series A preferred stockholders, requesting that they convert their Series A preferred stock to common stock. The Company offered a conversion premium of $.60 per share for each share of Series A preferred stock converted. Because of uncertainty as to whether receipt of a premium would cause the common stock received upon conversion to be restricted as to transfer under the Securities Act of 1933, the Company afforded the holders the option of converting their Series A preferred stock to common stock without receipt of the premium. The solicitation terminated September 30, 2005. As a result of the solicitation, 894,912 shares of Series A preferred stock were converted into 894,912 shares of common stock. The Company paid an aggregate conversion premium of $459,000.

During 2005, shareholders exercised warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 420,456 shares of common stock. The Company received proceeds of $4.0 million from the warrant exercises.

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

During the third quarter 2005, management began to implement changes to our information technology system designed to provide more extensive controls around segregation of duties on our core processing system. Management is in the process of developing new system access rights for all employees and management believes that the changes made are appropriately designed. This project is expected to be completed during the fourth quarter of 2005 and will be tested for effectiveness prior to year end. The Company will perform an evaluation of the effectiveness of its internal control over financial reporting in connection with its Annual Report on Form 10-K for the year ended December 31, 2005, to be filed with the Securities and Exchange Commission in early 2006.

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

PART II OTHER INFORMATION

(a)	Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen stock certificate (2)
4.2	Investor Rights Agreement (1999) (1)
4.3	Investor Rights Agreement (2002) (1)
10.1	1999 Stock Option Plan (as amended through June 18, 2003) (3)
10.2	Form of Grant pursuant to the 1999 Stock Option Plan (3)
10.3	Employee and Non-employee Director Non-cash Compensation Plan (1)
10.5	Sublease and Technical Support Agreement with RAIT Investment Trust (1)
10.6	Sublease and Technical Support Agreement with Cohen Bros. (1)
10.7	TRM and The Bancorp ATM Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

Back to Contents

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on July 15, 2004.

(2)	Previously filed as an exhibit to Amendment No. 1 of the registrant’s registration statement on From S-4 (File No. 333-117385) filed on September 28, 2004.

(3)	Previously filed as an exhibit to the registrant’s statement on Form S-8 (file No. 333-124338) filed on April 26, 2005.

Back to Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bancorp Inc.

(Registrant)

/s/Betsy Z. Cohen

Betsy Z. Cohen
Chief Executive Officer

/s/Martin F. Egan

Martin F. Egan
Senior Vice President and
Chief Financial Officer

November 14, 2005

Date