Form 10-K
period 2005-12-31
Bancorp, Inc.
filed 2006-03-16
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 51018

The Bancorp, Inc.

(exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405 Silverside Road, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 385-5000

Securities registered pursuant to section 12(b) of the act:

Title of each Class	Name of each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2005 of $17.44, was approximately $219 million.

As of March 1, 2006, 13,639,180 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

THE BANCORP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I

Item 1. Business.

General

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. We were formed in 1999 and commenced operations in July 2000. From our formation until February 2004 we were the sole stockholder of the Bank. In February 2004, the Bank completed a public offering of its common stock which resulted in our holding 32.7% of the Bank’s common stock. In December 2004, we completed a reorganization with the Bank which resulted in the Bank once again becoming our wholly-owned subsidiary.

Our target market is the greater Philadelphia-Wilmington metropolitan area. We believe that a key factor in our ability to achieve our business strategy and financial goals and to create shareholder value is the attractiveness of this market. This area consists of the 12 counties surrounding Philadelphia and Wilmington and includes Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey.

We believe that changes in this market have created an underserved base of small and middle-market businesses and high net worth individuals that we can successfully target. We believe that our target customers are interested in banking with a company headquartered in, and with decision-making authority based in, the Philadelphia-Wilmington area.

To serve our customers, we provide a full range of retail and commercial banking services, including a variety of checking, savings and other interest-bearing accounts. We feature accounts with no required minimum balance, no service fees, rebates on ATM fees, free debit Visa check card, overdraft protection plans and, on our interest-bearing accounts, competitive interest rates. Our business lending services focus on secured loans and lines of credit, construction loans and customized equipment and vehicle leasing programs. Our consumer lending services focus on home equity loans, personal and home equity lines of credit, personal installment loans and vehicle leasing.

We have a continuing program of providing banking services to the members and employees of organizations or businesses, which we call affinity group banking. We provide online banking under the name of and through the facilities of the affinity group, referred to as “private label” banking, and offer an affinity group the ability to customize the banking services offered on the website to respond to the needs and preferences of its members.

As part of our private-label programs, we have developed a system for processing credit and debit card transactions for independent sales organizations and their merchant members that is a source of fee income for us and, because the merchant members must maintain accounts with us, a source of low-cost deposits. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. Our infrastructure allows us to process high volume transactions that permit merchant customers to access the card associations and debit networks at a significantly lower cost. We offer end-to-end services, which means that we believe we have the ability to fulfill all of our customers’ needs with respect to merchant card services and funds transfers. We market our services through a variety of sales channels that includes affinity groups and independent sales organizations and financial institutions.

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

Our Strategy

Our principal growth strategies are to:

Build upon the network of relationships developed by our senior management. We seek to build upon our senior managers’ network of relationships through a division called The Philadelphia Private Bank. This division offers banking services specifically targeted to individuals and businesses in the Philadelphia, Pennsylvania, region with which our senior management has developed relationships. Philadelphia Private Bank seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. Philadelphia Private Bank offers a staff of people experienced in dealing with, and solving, the banking and financing needs of small to mid-size businesses. The website for the Philadelphia Private Bank is www.philadelphiaprivatebank.com.

Develop relationships with affinity groups to gain sponsored access to their membership, client or customer bases to market our banking products and services. We seek to develop relationships with organizations with established membership, client or customer bases. Through these relationships, we gain access to the affinity groups’ members, clients and customers through their pre-existing relationships with the groups, and under the groups’ sponsorship. We seek to build on these relationships by offering private label banking. We believe that by marketing targeted products and services to constituencies through their pre-existing relationships with affinity groups, we will lower our customer acquisition costs and build close customer relationships.

Develop Relationships with Small to Mid-Size Businesses and Their Principals. We target small to midsize businesses and their principals. We believe that satisfactory attention to this market requires a combination of the ability to provide a high level of services, including customized financing to meet a customer’s needs, and the personal attention of senior management. Because of the significant consolidation of banking institutions in the Philadelphia-Wilmington area, we believe that many of the financial institutions with which we compete may have become too large to provide those services efficiently and cost-effectively.

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

Products and Services

Deposit Products and Services. We offer our depositors a wide range of products and services, including:

•	checking accounts, featuring no required minimum balance, no service fees, competitive interest rates, rebates on automated teller machine fees, free debit Visa check card and overdraft protection plans. Premium checking accounts have free online bill paying, an enhanced debit Visa check card or an automated teller machine card;

•	savings accounts;

•	health savings accounts;

•	money market accounts;

•	individual retirement accounts, including Roth and education IRAs as well as traditional IRAs;

•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;

•	certificates of deposit; and

•	stored value and payroll cards.

Lending Activities. At December 31, 2005, we had a loan portfolio of $681.6 million, representing 74.3% of our total assets at that date. We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual lease and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2005, commercial, construction and commercial mortgage loans made up $478.0 million, or 70.1%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

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

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2005, commercial term loans were 6.7% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2005, commercial mortgages were 17.2% of our total loan portfolio.

Commercial lines of credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been estabilished. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2005, loans drawn from our outstanding commercial lines of credit were 21.4% of our total loan portfolio.

Construction Loans. The majority of our construction loans are made to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans is typically dependent on the sale of the residential units to consumers or sale of the property to another developer. Loans to finance the construction of commercial or industrial properties require permanent financing upon completion of the construction. As of December 31, 2005, construction loans were 24.7% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing commercial automobile fleets. We expanded our traditional market of small commercial fleets through the acquisition of Mears Motor Livery in January 2005 to include government municipalities and agencies. As of December 31, 2005, direct lease financing made up 11.9% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal wants. The majority of our consumer loans are secured by either the borrower’s residence, typically in a first or second lien position, or the borrower’s securities portfolio. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85% on loans collateralized by real estate and less than 50% on loans collateralized by securities; however, based on a borrower’s financial strength, we may increase the ratio. As of December 31, 2005, consumer loans were 18.1% of total loan portfolio.

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

Call Center. We have a call center as a customer support service as well as for outbound telemarketing efforts. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:00 a.m. to 8:00 p.m., Delaware time, on weekdays. Outside these hours, and on weekends, we outsource call center operations to a third-party service provider. We currently employ eight persons in our call center, including one supervisor.

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

•	fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

•	issuance and servicing of debit cards;

•	compliance and internal audit;

•	access to automated teller machine networks;

•	processing and temporarily funding residential mortgage loans where we will not hold the loans in our portfolio;

•	bank accounting and general ledger system; and

•	data warehousing services.

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

The Affinity Group Relationship

We seek to create a unique banking website for each affinity group, enabling the affinity group to provide its members with the full banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to the affinity group based upon deposits and loans it generates through our program with it. The fees typically range from between 25 to 100 basis points (0.25% to 1.00%) of average deposits and loans generated by the relationship and outstanding in the period, with the lower fees being charged on interest-bearing deposits and loans with lower interest rates. We include these fees as a component of expense in calculating our net interest margin. In the year ended December 31, 2005, these fees aggregated $632,000.

As a result of our initial investment in developing private-label banking software, we have reduced the time, personnel and expense in establishing a privately-labeled banking website providing core banking products and services to an affinity group to approximately two weeks of dedicated time of one of our technical staff members, at a cost of approximately $9,000.

We currently have 121 affinity group relationships, as follows:

•	Sixty affinity group relationships are with independent service organizations. These organizations provide operating and settlement accounts to their merchant members, enabling the merchants to service their client base from the point at which a credit or debit card transaction occurs through settlement of that transaction. For independent service organizations, we have created banking products that enable those organizations to more easily process electronic payments and maintain reserve accounts as protection against chargebacks and losses from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. In addition to the customary banking fees generated by these relationships (which we share with the independent service organizations), these relationships are a source of low-cost deposits for us because of the settlement and reserve checking accounts that merchants affiliated with the independent service organization must maintain with us.

•	Thirty seven affinity group relationships are with businesses and a thirty-eighth relationship is with a university. We offer these organizations, and other institutions with which we may develop relationships, privately-labeled full service retail banking or, at the organization’s option, a selection of banking services and products targeted to the needs or preferences of its members. In addition, we separately market a treasury program to these organizations, particularly university endowment funds, that provides transaction processing and maintenance services to managers of the organization.

•	Twenty-three affinity group relationships are with health care providers, third party administrators and benefit administrators who facilitate the enrollment of both group and individuals in high deductible health plans and health savings accounts. Our health savings account program provides entities a turnkey, low-cost way to provide this benefit to their members. Under these programs, we open health savings accounts offered in a privately-labeled banking environment, which enables their members to access account information, conduct transactions and process payments to health care providers.

Sales and Marketing

Philadelphia Private Bank. Our marketing program for the Philadelphia Private Bank targets a customer base of successful individuals and business owners in the Philadelphia area and uses a personal contact/ targeted media advertising approach. This program consists of:

•	direct e-mail and letter introductions of the Philadelphia Private Bank to senior management’s contacts;

•	invitation-only, private receptions with prominent business leaders in the Philadelphia community;

•	advertisements in local media outlets, principally newspapers and radio stations; and

•	charitable sponsorships.

Affinity Group Marketing. We pursue affinity group relationships through the contacts of our senior management. We seek to attract customers from an affinity group’s community not only by our presence on the affinity group’s website and through targeted marketing programs to the affinity group’s members, but also through the quality of our products and services.

Loan Production Offices. We maintain three loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office), west (our Media, Pennsylvania office) and north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain three offices to market and administer our automobile leasing programs, one in Maryland, one in Alabama and one in Florida in connection with our acquisition of Mears Motor Livery in 2005.

Marketing Staff. We have a marketing department, currently consisting of eight people that focus on developing marketing campaigns to particular affinity group communities and the targeted audience of the Philadelphia Private Bank.

Technology

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Metavante (previously M&I Data

Services). These systems include, principally, those for general ledger and deposit, loan and checks processing. In 2005 we converted our internet banking platform to a product offered by Digital Insight Corporation.

Software. Our proprietary data assets also support our online and traditional banking products and services. We have developed a series of financial services modules that are easy to deploy and that we can readily adopt to serve its customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and internet banking systems and to personalize financial services to the constituencies we serve.

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows 2000 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2000, Macromedia JRun, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server has its own local storage, and all data and software are replicated across all servers. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap’s New York and FastNet’s Philadelphia, Pennsylvania network operating centers. We also maintain a completely redundant standby hosting facility at our Philadelphia offices. Internap’s Philadelphia network operating center provides Internet connectivity to the Philadelphia offices.

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

Competition

We believe that our principal competition is mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, Commerce Bank, Royal Bank and Republic First Bank. While we also believe that we face competition from Internet-based banks or bank divisions such as Ever.Bank and E-Trade Bank, we compete more directly with National Interbanc and Virtual Bank, Internet-based banks that provide private labeled financial services to affinity groups and communities. We also compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

•	our ability to build upon the customer relationships developed by our senior management;

•	our ability to expand our affinity group banking program;

•	competitors’ interest rates and service fees;

•	the scope of our products and services;

•	the relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce them;

•	satisfaction of our customers with our customer service;

•	ease of use of our banking website;

•	the capacity, reliability and security of our network infrastructure; and

•	industry and general economic trends.

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations. While the banking industry is highly competitive, we believe we can compete effectively as a result of our focus on small to mid-size businesses and their principals, a market segment we believe is under-served in our region. However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories which may make it difficult for us to compete effectively. Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

Employees

As of March 1, 2006, we had 150 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to the Business and Operations of the Company

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

Our consolidated income and cash flows and the value of our consolidated assets will depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolio equity and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our consolidated net interest income, and therefore our consolidated earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2005, commercial loans were 15.3% of total loans, construction loans were 24.7% of total loans and commercial mortgage loans were 30.2% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. On a consolidated basis, an increase in nonperforming loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

All of the loans in our loan portfolio were originated within the past five years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of recently originated loans. Because our loan portfolio is relatively unseasoned, the current level of delinquencies and defaults may be below the level that will prevail when the portfolio becomes more seasoned.

Until our portfolio becomes more seasoned, we must rely in part on the historical loan loss experience of other financial institutions and our management’s past experience in determining the allowance for loan and lease losses, which may result in our having inadequate reserves.

Because most of our loans were originated relatively recently, our loan portfolio does not provide an adequate history of loan losses for management to rely upon in establishing its allowance for loan and lease losses. We therefore rely to a significant extent upon other financial institutions’ histories of loan losses and their allowance for loan and lease losses, as well as management’s estimates based on their experience in the banking industry, when determining our loss allowance. The history of loan and lease losses, the reserving policies of other financial institutions and management’s judgment may not result in reserving policies that will be adequate for our consolidated business and operations.

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

We have relied to a significant extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. These funding sources amounted to 33.8% of our total deposits at December 31, 2005. If we are not successful in obtaining wholesale funding or increasing our current deposit base to a level commensurate with our funding needs, we may be unable to continue our growth, or could experience contraction in our total assets. Moreover, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.

Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

We will face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, insurance companies and money market mutual funds. Competition for financial services in the Philadelphia-Wilmington metropolitan area, which is our principal service area, is very strong. This geographic area includes offices of many of the largest financial institutions in the nation. Most of those competing institutions have much greater financial and marketing resources than we have and, because we are a relatively newly-formed entity, far greater name recognition. Due to their size, many of our competitors can achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing structures for those products and services. Moreover, because we are smaller and less well-established, we may have to pay higher rates on our deposits or offer more free or reduced-cost services in order to attract and retain customers. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours. As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

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

Our regulatory lending limit as of December 31, 2005 to any one customer or related group of customers was $19.1 million. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We operate an independent Internet bank, as distinguished from the Internet banking service of an established conventional bank. Independent Internet banks often have found it difficult to achieve profitability and revenue growth. Several factors contribute to the unique problems that Internet banks face. These include concerns for the security of personal information, the absence of personal relationships between bankers and customers, the absence of loyalty to a conventional hometown bank, the customer’s difficulty in understanding and assessing the substance and financial strength of an Internet bank, a lack of confidence in the likelihood of success and permanence of Internet banks and many individuals’ unwillingness to trust their personal assets to a relatively new technological medium such as the Internet. As a result, many potential customers may be unwilling to establish a relationship with us.

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

A significant barrier to on-line financial transactions is the secure transmission of confidential information over public networks. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect customer transaction data. If we, or another provider of financial services through the Internet, were to suffer damage from a security breach, public acceptance and use of the Internet as a medium for financial transactions could suffer. Any security breach could deter potential customers or cause existing customers to leave, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the Internet. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

We obtain essential technological and customer services support for the systems we use from third-party providers. We outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third party vendors. For a description of these services, you should read “—Other Operations—Third Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses and we could lose customers.

We may be affected by government regulation.

We are subject to extensive federal and state banking regulation and supervision. The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, capital structure, investment practices, dividend policy and growth. A failure by either the Bank or us to meet minimum capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

As a Delaware-chartered bank whose depositors and financial services customers are located in several states, the Bank may be subject to additional licensure requirements or other regulation of its activities by state regulatory authorities and laws outside of Delaware. If the Bank’s compliance with licensure requirements or other regulation becomes overly burdensome, we may seek to convert its state charter to a federal charter in order to gain the benefits of federal preemption of some of those laws and regulations.

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

We believe that our future success will depend upon the expertise of, and customer relationships established by Betsy Z. Cohen, our chief executive officer. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to hire highly qualified and experienced personnel with similar relationships to replace her, our ability to attract deposits or loan customers may be materially adversely affected. We do not have key man life insurance on Mrs. Cohen.

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company that is also a registered financial holding company. We are subject to supervision and regulation by the Federal Reserve and the Delaware State Bank Commissioner.

The Bank, as a state-chartered depository institution, is supervised by the Delaware State Bank Commissioner, as well as the Federal Deposit Insurance Company, or FDIC. The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations.

Federal Regulation

As a bank holding company, we must file annual reports with the Federal Reserve, provide any additional information that the Federal Reserve may request, and are subject to regular examination by it.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or GLBA, made extensive changes in the rules governing the financial services industry, particularly banking. It eliminated many of the restrictions placed upon the activities of bank holding companies and established a new type of bank holding company called a financial holding company. We were registered as a financial holding company in 2004. Financial holding companies are granted the authority to engage in “financial activities” that are beyond those of conventional bank holding companies and to affiliate with entities engaged in financial activities. While the Federal Reserve (together with the Treasury Secretary) is authorized to determine what a financial activity is, the GLBA provides that financial activities include:

•	lending, investing for others or safeguarding money or securities;

•	Underwriting insurance and annuities as principal, agent or broker;

•	providing financial, investment or economic advisory services;

•	issuing or selling interests in pools of assets permissible for a bank to hold directly;

•	engaging in any activity that the Federal Reserve found before the act to be a proper incident to banking; and

•	insurance portfolio investing.

The GLBA directs the Federal Reserve to define the following activities as financial in nature and the extent to which they are financial in nature:

•	lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities; and

•	arranging financial transactions for the account of third parties.

The banking and nonfinancial subsidiaries of a financial holding company may not cross sell each other’s products and services where the financial holding company owns the non-financial subsidiary through the financial holding company’s merchant banking authority or through its insurance subsidiary under its investment portfolio authority. However, insurance products or services may be marketed by Internet websites or statement inserts with Federal Reserve approval if there is no illegal tying arrangement. A bank also may not engage in a “covered transaction” with a controlled affiliate of a financial holding company. A “covered transaction” includes loans to, investments in, purchases of assets from or guaranteeing loans of the affiliate, or accepting securities of the affiliate as collateral for a loan.

Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and its holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary’s capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, up to 20% of the bank’s capital stock and surplus.

Regulatory Restrictions on Dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. See “—Holding Company Liability,” below. Federal Reserve policies also affect the ability of a bank holding company to pay in kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See “—Delaware Regulation.” In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank, or any other subsidiary, upon the Bank’s or the subsidiary’s liquidation or reorganization will be subject to the prior claims of the Bank’s or subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors have priority of payment over the claims of holders of any obligation of the institution’s holding company or any of its shareholders or creditors.

Holding Company Liability. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below under “—Prompt Corrective Action,” a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Capital Adequacy. The Federal Reserve and FDIC have issued standards for measuring capital adequacy for bank holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications to them to obtain approvals, including our applications for approval of the reorganization and for registration as a financial holding company. As discussed under “—Prompt Corrective Action,” a failure to meet minimum capital requirements could subject us or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

In general, the risk-related standards require banks and bank holding companies to maintain capital based on “risk-adjusted” assets so that the categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or bank holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2005, we and the Bank had a total capital to risk-adjusted assets ratios of 18.69% and 17.20%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 17.94% and 16.46%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2005, we and the Bank had leverage ratios of 15.90% and 14.65%, respectively.

The federal banking agencies’ standards provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by them in assessing a financial institution’s overall capital adequacy. The risk-based capital standards also provide for the consideration of interest rate risk in the agency’s determination of a financial institution’s capital adequacy. The standards require financial institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

These standards can be expected to be amended from time to time.

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions are assigned one of five capital categories—”well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0% . An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0%. At December 31, 2005, our total risk-based capital ratio was 18.69%, our Tier 1 risk-based capital ratio was 17.94% and our leverage ratio was 15.90%, while the Bank’s ratios were 17.20%, 16.46% and 14.65%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2005, both we and the Bank were “well capitalized” within the meaning of the regulatory categories.

Banking regulatory agencies are permitted or, in certain cases, required to take action with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized must submit a capital restoration plan. This plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to an agreed-upon amount. Any guarantee by a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to implement a capital plan, or failure to have a capital restoration plan accepted, may result in a conservatorship or receivership.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977, which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of federally-insured institutions, such as the Bank, to adopt a CRA statement for its assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests:

•	a lending test which compares the institution’s market share of loans in low-and moderate-income areas to its market share of loans in its entire service area and the percentage of the institution’s outstanding loans to low-and moderate-income areas or individuals;

•	a services test, which evaluates the provision of services that promote the availability of credit to low-and moderate-income areas; and

•	an investment test, which evaluates an institution’s record of investments in organizations designed to foster community development, small-and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

The Bank was examined for CRA compliance in 2002 and received a “satisfactory” rating.

Control Acquisitions. The Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a bank holding company is presumed to be an acquisition of control of the holding company if:

•	the bank holding company has a class of securities registered under Section 12 of the Securities Exchange Act of 1934 or

•	no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a bank holding company is conclusively deemed to be the acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through option or warrant exercise, even if the options or warrants have not then vested.

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Bank Insurance Fund, or BIF. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the BIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. In 2002, the BIF reserve ratio fell below 1.25%, creating the possibility that the FDIC would raise assessment rates, but in 2003 the ratio was slightly above 1.25%. At December 31, 2005 and December 31, 2004, the Bank’s BIF

assessment rate was 0%. If the BIF reserve ratio were to fall below 1.25% again, the FDIC would consider whether to levy higher assessments. Congress has also in the past considered proposals that would increase assessments on certain types of rapidly growing institutions.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitlzed financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2005, the Bank’s limit on loans-to-one borrower was $19.1 million ($31.9 million for secured loans). At December 31, 2005, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $17.6 million, which was secured. As a general policy, the Bank seeks to limit secured loans-to-one borrower to a maximum of $10.0 million.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2005, we did not owe anything to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations generally required for 2004 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $45.4 million, the reserve requirement is $1.164 million plus 10% (subject to adjustment by the Federal Reserve between 8% and 14%) of that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2005, the Bank met these requirements.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act was intended to detect, and prevent, the use of the United States’ financial system for money laundering and terrorist financing activities. The Act requests financial institutions, such as banks, to prohibit correspondent accounts with foreign shell banks, to establish an anti-money laundering program that includes employee training and an independent audit, to follow minimum standards for identifying customers and maintaining records of the identification information, and to make regular comparisons of customers against agency lists of suspected terrorists, terrorist organizations and money launderers.

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

Limitation on Dividends. Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient, but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are the lessee of nine premises. Our banking and operations facilities occupy 20,236 square feet in Wilmington, Delaware under a lease expiring in 2010. The rent is currently $36,062 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $106,000 in outstanding principal amount as of December 31, 2005, as security under the lease. The letter of credit reduces $65,000 per year. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $49,922 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $391,000 in outstanding principal amount as of December 31, 2004, as security under the lease. The letter of credit reduces $80,000 per year. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $9,845 per month for our three Philadelphia-area loan production offices, and an aggregate of $5,750 per month for our Maryland and Alabama automobile leasing offices. We payment of $6,385 per month to a related party for our Florida leasing office. We also pay rent of $603 per month for a customer service space, principally an ATM and computer interfaces. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” Prior to our reorganization, which became effective on December 22, 2004, there had been no public market for our common stock. The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

	Price Range
	High	Low
2004
December 31, 2004	$16.38	$14.50

2005
March 31, 2005	$15.75	$13.04
June 30, 2005	$17.44	$13.59
September 30, 2005	$18.05	$15.64
December 30, 2005	$18.99	$15.44

As of March 1, 2006 there were 13,639,180 shares of common stock outstanding held of record by 185 persons.

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

Our payment of dividends is subject to restrictions which we disclose in “Regulations under Banking Law.” In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarter’s dividend on our Series A preferred stock.

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. We derived the selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements, the notes to those financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of or for the Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Income Statement Data:
Interest income	$47,134	$24,673	$14,797	$12,060	$7,474
Interest expense	14,975	7,077	5,423	4,590	3,566

Net interest income	32,159	17,596	9,374	7,470	3,908
Provision for loan and lease losses	2,100	1,632	685	600	435

Net interest income after provision for loan and lease losses	30,059	15,964	8,689	6,870	3,473
Non-interest income	4,323	2,800	3,077	1,694	658
Non-interest expense	22,754	15,968	10,864	9,055	7,645

Income (loss) from continuing operations	11,628	2,796	902	(491)	(3,514)
Income tax (benefit)	4,181	(922)	(169)	(500)	—
Discontinued operations	—	—	—	—	(104)

Net income (loss)	7,447	3,718	1,071	9	(3,618)
Less preferred stock dividends and accretion	(598)	(817)	(881)	(750)	(278)
Less preferred stock conversion premium	(459)	—	—	—	—
Income allocated to Series A preferred shareholders	(72)	(323)	(61)	—	—

Net income (loss) available to common stock	$6,318	$2,578	$129	$(741)	$(3,896)

Net income per share - basic	$0.49	$0.25	$0.06	nm	nm

Net income per share - diluted	$0.48	$0.24	$0.06	nm	nm

Balance Sheet Data:
Total Assets	$917,471	$576,279	$304,161	$23,342	$155,006
Total loans, net of unearned costs (fees)	681,582	427,881	232,397	163,337	106,208
Allowance for loan and lease losses	5,513	3,593	1,991	1,379	780
Total cash and cash equivalents	117,093	19,503	42,183	30,148	5,866
Deposits	732,588	388,081	276,765	209,443	137,517
Federal Home Loan Bank advances	40,000	55,000	—	—	—
Shareholders’ equity	134,947	121,402	21,673	16,969	14,239

Selected Ratios:
Return on average assets	1.02%	0.79%	0.41%	nm	nm
Return on average common equity	5.69%	3.94%	4.93%	nm	nm
Net interest margin	4.57%	3.86%	3.77%	4.05%	3.73%
Book value per share	$9.80	$9.32	nm	nm	nm

Selected Capital and Asset Quality Ratios:
Equity/assets	14.71%	21.07%	7.13%	7.27%	9.19%
Tier I capital to average assets	15.90%	22.88%	8.46%	9.76%	10.19%
Tier 1 capital to total risk-weighted assets	17.94%	26.29%	10.26%	11.60%	11.65%
Total Capital to total risk-weighted assets	18.69%	27.04%	11.05%	12.33%	12.23%
Allowance for loan and lease losses to total loans	0.81%	0.84%	0.86%	0.84%	0.73%

Item 7. Managements’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from those expressed in or implied by those forward looking statements. Please see “Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with those statements.

Overview

We are a registered financial holding company whose principal asset is our wholly owned subsidiary bank. Since July 2000, when the Bank began banking operations, we have grown to $917.5 million in consolidated assets as of December 31, 2005. To sustain this growth, we raised additional capital in 2001, 2002 and 2003 and invested substantially all of the net proceeds in the Bank. In February 2004, the Bank completed its own offering of its common stock that resulted in its obtaining $82.9 million of additional capital, after underwriting discounts and commissions and expenses of the offering. After the offering, we owned approximately 32.7% of the Bank. In December 2004 we completed our reorganization at which time the Bank again became a wholly-owned subsidiary.

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

We account for goodwill in accordance with SFAS No 142. “Goodwill and Intangible Assets.” SFAS No 142 includes requirements to test goodwill and indefinitive lived intangible assets for impairment rather than amortize them. We have tested goodwill as of December 31, 2005 and have determined that is not impaired.

Results of operations

Net Income: fiscal 2005 compared to fiscal 2004. Net income for fiscal 2005 was $7.4 million, compared to net income of $3.7 million for fiscal 2004. Preferred stock dividends and accretion for fiscal 2005 were $1.1 million, compared to $817,000 for fiscal 2004, which resulted in a net income available to common stock of $6.3 million for fiscal 2005 as compared to net income of $2.6 million for fiscal 2004. Diluted earnings per share were $0.48 for fiscal 2005 as compared to $0.24 for fiscal 2004. Return on average assets was 1.02% and return on average equity was 5.69% for fiscal 2005.

Net Income: fiscal 2004 compared to fiscal 2003. Net income for fiscal 2004 was $3.7 million, compared to net income of $1.1 million for fiscal 2003. Preferred stock dividends and accretion for fiscal 2004 were $817,000, compared to $881,000 for fiscal 2003, which resulted in a net income available to common stock of $2.6 million for fiscal 2004 as compared to net income of $129,000 for fiscal 2003. Diluted earnings per share were $0.24 for fiscal 2004 as compared to $0.06 for fiscal 2003.

Net Interest Income: fiscal 2005 compared to fiscal 2004. Our interest income for fiscal 2005 increased to $47.1 million from $24.7 million for fiscal 2004, while our net interest income increased to $32.2 million from $17.6 million. Our average loans increased to $550.0 million for fiscal 2005 from $315.1 million for the prior year period. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio as well as the acquisition of Mears Motor Livery Corp. in January 2005 which increased our portfolio of direct financing leases.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for fiscal 2005 increased to 4.57% from 3.86% for 2004, an increase of 71 basis points (.71%). For fiscal 2005 the average yield on our interest-earning assets increased to 6.70% from 5.42% for fiscal 2004, an increase of 128 basis points (1.28%). The increase in yield was the result of increases in the overall interest rate environment, an increase in direct lease financing from the acquisition of Mears Motor Livery and an increase in our demand (non-interest bearing) account balances. Cost of interest-bearing deposits increased to

2.93% for fiscal 2005 from 2.14% for fiscal 2004, an increase of 79 basis points (.79%) due to increases in the overall interest rate environment. Average interest-bearing deposits increased to $460.1 million from $279.3 million, an increase of $180.8 million or 64.7%.

Net Interest Income: fiscal 2004 compared to fiscal 2003. Our interest income for fiscal 2004 increased to $24.7 million from $14.8 million for fiscal 2003, while our net interest income increased to $17.6 million from $9.4 million. Our average loans increased to $315.1 million for fiscal 2004 from $192.2 million for the prior year period. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio as well as through purchases of investment securities with the proceeds from the Bank’s public offering.

Our net interest margin for fiscal 2004 increased to 3.86% from 3.77% for 2003, an increase of 9 basis points (.09%). For fiscal 2004 the average yield on our interest-earning assets decreased to 5.42% from 5.94% for fiscal 2003, a decrease of 52 basis points (.52%). The decrease in yield was the result of declines in the overall interest rate environment as well as a change in the mix of our earning assets as average investment securities increased as a percentage of earning assets to 22.6% for fiscal 2004 from 11.5% for fiscal 2003. The change in mix of earning assets resulted from the deployment of the proceeds from the Bank’s February 2004 offering into investment securities. It is our intention to shift the mix in the future as we leverage our capital through growth in the loan portfolio. Cost of interest-bearing deposits decreased to 2.14% for fiscal 2004 from 2.47% for fiscal 2003, a decrease of 33 basis points (.33%) due to declines in the overall interest rate environment. Average interest-bearing deposits increased to $279.3 million from $197.0 million, an increase of $82.3 million or 41.8%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Twelve Months ended December 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

			(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$549,993	$40,534	7.37%	$315,088	$19,472	6.18%

Investment securities	106,371	5,018	4.72%	102,967	4,710	4.57%
Interest bearing deposits	1,029	3	0.29%	827	11	1.33%
Federal funds sold	45,698	1,579	3.46%	36,532	480	1.31%

Net interest-earning assets	703,091	47,134	6.70%	455,414	24,673	5.42%

Allowance for loan and lease losses	(4,510)			(2,530)
Other assets	34,332			16,747

	$732,913			$469,631

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$94,385			$57,669

Interest bearing deposits
Interest checking	28,624	$343	1.20%	22,070	$262	1.19%
Savings and money market	205,146	5,825	2.84%	126,166	2,576	2.04%
Time	226,290	7,302	3.23%	131,023	3,145	2.40%

Total interest bearing deposits	460,060	13,470	2.93%	279,259	5,983	2.14%

FHLB advances	39,356	1,292	3.28%	29,057	516	1.78%
Other borrowed funds	4,168	75	1.80%	1,507	27	1.79%
Subordinated debt	1,314	138	10.50%	5,250	551	10.50%

Net interest bearing liabilities	504,898	14,975	2.97%	315,073	7,077	2.25%

Other liabilities	2,710			2,415

Shareholders’ equity	130,920			94,474

	$732,913			$469,631

Net yield on average interest earning assets		$32,159	4.57%		$17,596	3.86%

	Twelve Months ended December 31,
	2003
	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$192,206	$12,508	6.51%

Investment securities	28,612	1,984	6.93%
Interest bearing deposits	1,025	8	0.78%
Federal funds sold	27,119	297	1.10%

Net interest-earning assets	248,962	14,797	5.94%

Allowance for loan and lease losses	(1,640)

Other assets	16,167

	$263,489

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$40,687

Interest bearing deposits
Interest checking	14,605	$219	1.50%
Savings and money market	81,158	2,082	2.57%
Time	101,211	2,556	2.53%

Total interest bearing deposits	196,974	4,857	2.47%

FHLB advances	—	—	0.00%
Other borrowed funds	660	15	2.27%
Subordinated debt	5,250	551	10.50%

Net interest bearing liabilities	202,884	5,423	2.67%

Other liabilities	597

Shareholders’ equity	19,321

	$261,135

Net yield on average interest earning assets		$9,374	3.77%

In fiscal 2005, average interest-earning assets increased to $703.1 million, an increase of $247.7 million, or 54.4%, from fiscal 2004. During the same period, average loan balances increased $234.9 million, or 74.6%. In fiscal 2004, average interest-earning assets increased to $455.4 million, an increase of $206.4 million, or 82.9%, from fiscal 2003. During the same period, average loan balances increased $122.9 million, or 63.9%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2003 through 2005. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2005 versus 2004			2004 versus 2003
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate		Volume	Rate
Interest income:
Loans net of unearned discount	$16,738	$4,324	$21,062	$7,559	$(595)	$6,964
Investment securities	158	150	308	3,137	(411)	2,726
Interest bearing deposits	4	(12)	(8)	(1)	4	3
Federal funds sold	147	952	1,099	116	67	183

Total interest earning assets	17,047	5,414	22,461	10,811	(935)	9,876

Interest expense:
Interest checking	$79	$2	81	$73	$(30)	43
Savings and money market	2,000	1,249	3,249	763	(269)	494
Time	2,821	1,336	4,157	708	(119)	589

Total deposit interest expense	4,900	2,587	7,487	1,544	(418)	1,126
Subordinated debt	(413)	—	(413)	—	—	—
FHLB advances	229	547	776	516	—	516
Other borrowed funds	48	—	48	14	(2)	12

Total interest expense	4,764	3,134	7,898	2,074	(420)	1,654

Net interest income	$12,283	$2,280	$14,563	$8,737	$(515)	$8,222

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $2.1 million for fiscal 2005, $1.6 million for fiscal 2004 and $685,000 for 2003. At December 31, 2005, our allowance for loan and lease losses amounted to $5.5 million or .81% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provisions and allowance for loan and lease losses and our loss experience see “—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $4.3 million for fiscal 2005 as compared to $2.3 million for fiscal 2004, an increase of $1.9 million or 84.0%. The gains on sales of investment securities totaled $56,000 for fiscal 2005 compared to a $481,000 gain on sale investment securities for fiscal 2004. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the increase of non-interest income, exclusive of gains on sales of investment securities, were an increase in leasing income, other income and in merchant credit card fees. Leasing income increased to $1.5 million in fiscal 2005 from $256,000 in fiscal 2004, an increase of $1.2 million. The primary reason for the increase was the acquisition of Mears Motor Livery which occurred in January of 2005. Our merchant credit card income was $1.1 million for fiscal 2005, an increase of $368,000, or 53.4% as compared to fiscal 2004 which resulted from one of the independent service organizations with which we have an existing relationship transferring processing of a merchant portfolio to us from another institution. Other income increased to $1.0 million in fiscal 2005 from $679,000 in fiscal 2004, an increase of $345,000. The primary reason for the increase was due to an increase in American Clearing House processing fees of $286,000 over the prior year period. The increase was the result of new agreements in which we process ACHs as the Originating Depository Financial Institution (ODFI) for third party processors.

Non-interest income, exclusive of gains on sales of investment securities, was $2.3 million for fiscal 2004 as compared to $2.3 million for fiscal 2003. The gains on sales of investment securities totaled $481,000 for fiscal 2004 compared to a $787,000 gain on sale of investment securities for fiscal 2003. Service fees on deposit accounts for fiscal 2004 decreased $183,000 to $695,000 as compared to fiscal 2003. The decrease was the result of a discontinuation of a deposit program which created fee income. Management’s review of the program led to the conclusion that the fee income did not mitigate the potential risk involved. Our merchant credit card income was $689,000 for fiscal 2004, an increase of $119,000, or 20.9% as compared to fiscal 2003.

Non-Interest Expense. Total non-interest expense was $22.8 million for fiscal 2005, as compared to $16.0 million for fiscal 2004, an increase of $6.8 million or 42.5%. Salaries and employee benefits amounted to $10.7 million for fiscal 2005 as compared to $7.9 million for fiscal 2004. The increase reflects the addition of the employees from the Mears Motor Livery acquisition as well as additional staff required for our commercial lending and affinity divisions. It also reflects annual salary increases of 3% to 5% to our employees. We expect salaries and employee benefits expense to increase in future periods as we increase our staff to accommodate our expected growth in assets. Computer expense increased to $1.5 million for fiscal 2005 an increase of $447,000 or 42.5%. The increase reflects the upgrade of our internet banking platform in 2005. Professional fees increased to $1.4 million for fiscal 2005 an increase of $816,000 or 138.5%. The increase reflects the increasing compliance costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002. In the first quarter of 2005, we redeemed our outstanding subordinated debentures at a premium of $869,000. The redemption of the subordinated debentures, which supported our trust preferred securities, also resulted in the write-off of $466,000 of unamortized offering costs from our trust preferred securities offering in 2002. The total expense associated with our redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million.

Total non-interest expense was $16.0 million for fiscal 2004, as compared to $10.9 million for fiscal 2003, an increase of $5.1 million or 47.0%. Salaries and employee benefits amounted to $7.9 million for fiscal 2004 as compared to $5.0 million for fiscal 2003. The increase reflects additional staff required for the commercial lending, call center and merchant processing areas as we increased in size from $304.2 million in total assets at December 31, 2003 to $576.3 million in total assets at December 31, 2004. It also reflects annual salary increases of 3% to 5% to our employees and our payment of compensation to executives who had not received salaries and/or bonuses in the second quarter of 2003, principally our chief executive officer. Advertising costs increased to $442,000 for fiscal 2004, as compared to $242,000 for fiscal 2003, an increase of $200,000 or 82.6%. The increase was the result of targeted events for Philadelphia Private Bank customers. Other expense was $3.8 million for fiscal 2004 as compared to $3.0 million for fiscal 2003, an increase of $881,000 or 30.0%. Of this increase, insurance costs increased by $448,000 primarily due to the premium increase for directors’ and officers’ insurance after the Bank’s February 2004 public offering.

Income Tax Expense and Benefit, Net Operating Loss Carryforwards

In fiscal 2005, we became a full tax paying company, as a result we reported an income tax expense for the year ended December 31, 2005 of $4.2 million as compared to the years ended December 31, 2004 and 2003 in which we recorded an income tax benefit of $922,000 and $169,000, respectively as a result of a reversal of our deferred tax valuation allowance net of state taxes paid. Our effective rate for 2005 was 35.96%.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Until the Bank’s public offering in February 2004, the primary source of funds for our investing activities had been cash inflows from net increases in deposits, which were $344.5 million in fiscal 2005, $111.3 million in fiscal 2004 and $67.3 million in fiscal 2003. While we do not have a traditional branch system, we feel that our core deposits have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at competitive levels with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense of they do not react to fluctuations in the market. Because of the model, we have not experienced significant swings in liquidity and would expect that to continue in the future.

In fiscal 2004, we obtained $82.9 million in net offering proceeds from the Bank’s public offering, which significantly increased liquidity. We initially invested the proceeds of this offering in highly liquid investment securities. As we invest this capital and increase the deposit base that the capital supports into loans, our liquidity will decrease to more normal levels.

We have also used sources outside of our core deposit products to fund our loan growth, in particular the Federal Home Loan Bank and repurchase agreements. As of December 31, 2005, we had $40.0 million of outstanding Federal Home Loan Bank advances and $6.9 million in repurchase agreements. We also have a $5 million line of credit with Atlantic Central Bankers Bank. No amounts were outstanding on the line of credit as of December 31, 2005. We expect to continue to use our facility with the Federal Home Loan Bank, as well as repurchase agreements, as a supplemental funding source. We have also used the broker certificate of deposit market as a supplemental funding source. Brokered funds amounted to $247.9 million, $160.8 million and $102.9 million, at December 31, 2005, 2004 and 2003, respectively. As part of our asset and liability management process, we review the maturities of our broker certificates of deposit in light of our expected deposit inflows and the amount of funding we anticipate will be necessary for lending purposes. The use of broker certificates of deposit as a funding source is a strategy we employ to match funds against fixed rate loans. While broker certificates of deposit can be a volatile source of funding, we believe that the principal factor in attracting such deposits, as with other time deposits, is the interest rate offered. As a result, in a rising interest rate environment our cost of funds will also rise to the extent we seek to replace maturing broker certificates of deposit with similar funds rather than with increased core deposits or borrowings under our Federal Home Loan Bank and Atlantic Central Bankers Bank facilities.

Funding was directed primarily at cash outflows required for loans, which were $249.2 million in fiscal 2005, $195.5 million in fiscal 2004 and $69.1 million in fiscal 2003. At December 31, 2005, we had outstanding commitments to fund loans, including unused lines of credit, of $277.2 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill. At December 31, 2005 both we and the Bank were “well capitalized” under banking regulations.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

	Tier 1 capital to average assets ration	Tier 1 capital to risk-weighted assets ratio	Total Capital to risk-weighted assets ratio
AS OF DECEMBER 31, 2005
The Company	15.90%	17.94%	18.69%
The Bancorp Bank	14.65%	16.46%	17.20%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2004:
The Company	22.88%	26.29%	27.04%
The Bancorp Bank	20.54%	23.74%	24.49%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

Asset and Liability Management

The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of an institution’s interest margin resulting from changes in market interest rates.

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest-earning assets, other than those with short term maturities. We do not own any trading assets and we do not have any hedging transactions in place, such as interest rate swaps.

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the chief executive officer, chief financial officer, president and chief credit officer. This committee meets quarterly to review our financial results and to develop strategies to implement the policies and to respond to market conditions. The primary goal of our policies is to maximize interest income while minimizing the effects of fluctuations in interest rates, subject to overall policy constraints.

We monitor and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2005. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned fees	$355,502	$68,749	$123,869	$58,700	$74,762
Investments, available for sale	10,299	—	5,717	38,744	48,836
Interest bearing deposits	1,029	—	—	—	—
Federal funds sold	89,437	—	—	—	—

Total interest earning assets	456,267	68,749	129,586	97,444	123,598

Interest bearing liabilities:
Interest checking	17,183	—	17,182	—	—
Savings and money market	84,799	—	254,396	—	—
Time deposits	88,913	147,786	27,958	105	—
Securities sold under agreements to repurchase	6,908	—	—	—	—
Federal Home Loan Bank advances	40,000	—	—	—	—

Total interest bearing liabilities	237,803	147,786	299,536	105	—

Gap	$218,464	$(79,037)	$(169,950)	$97,339	$123,598

Cumulative gap	$218,464	$139,427	$(30,523)	$66,816	$190,414

Gap to assets ratio	24%	-9%	-19%	11%	13%
Cumulative gap to assets ratio	24%	15%	-3%	7%	21%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MPVE ratio should not fluctuate more than 10% and 20%, respectively, and that net interest income should not fluctuate more than 15% and 20%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2005.

	Net portfolio value at December 31, 2005		Net interest income
Rate scenario	Amount	Percentage change	Amount	Percentage change

	(dollars in thousands)
+200 basis points	$165,875	1.32%	$42,321	17.25%
+100 basis points	162,079	2.56%	39,214	8.64%
Flat rate	158,028		36,095
-100 basis points	153,005	-3.18%	32,816	-9.09%
-200 basis points	147,209	-6.85%	29,361	-18.66%

If we should experience a mismatch in our desired gap ranges or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities.

Historically, we have used variable rate commercial loans as the principal means of limiting fluctuations in our earnings. We seek to lock in a positive interest rate spread by using longer-term brokered funds to offset a portion of our fixed-rate loan portfolio. Our asset/liability strategy will be to maintain a positive gap position (that is, to continue to have interest-bearing assets subject to repricing that exceed in amount interest-earning liabilities subject to repricing) for periods up to a year. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions. Effective monitoring of these interest sensitivity gaps is the priority of our asset/liability management committee.

Financial Condition

General: Our total assets at December 31, 2005 were $917.5 million, of which total loans were $681.6 million, or 74.3% and investment securities were $105.8 million, or 11.5% while our total assets at December 31, 2004 were $576.3 million, of which total loans were $427.9 million, or 74.2% and investment securities were $120.6 million or 20.9%.

Investment portfolio. The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2005, 2004 and 2003, all of our investments were categorized as available for sale.

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(in thousands)
U.S. Government agency securities	$59,936	$58,377	$80,000	$79,753	$—	$—
Mortgage backed securities	5,553	5,015	7,318	6,900	10,604	10,251
Other securities	40,268	40,204	33,284	33,599	14,019	14,136

	$105,757	$103,596	$120,602	$120,252	$24,623	$24,387

Investment securities with a carrying value of $52.8 million at December 31, 2005, $68.3 million at December 31, 2004 and $8.5 million at December 31, 2003 were pledged as collateral for merchant processing accounts, Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2005:

	After one to five years	Average yield	After five to ten years	Average yield	Over ten years	Average yield	Total
US Government agencies	$58,377	3.95%	$—	0.00%	$—	0.00%	$58,377
Mortgage-backed securities	—	0.00%	3,073	4.00%	1,942	5.71%	$5,015
Other securities					40,204	5.33%	$40,204

Total	$58,377		$3,073		$42,146		$103,596

Weighted average yield	3.95%		4.00%		5.35%

Loan Portfolio: We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. Our chief executive officer, Mrs. Cohen, who has over 25 years experience in banking and real estate lending, chairs our loan committee. The remainder of the committee is made up of our president, chief lending officer, head commercial lender, lenders, loan analysts and our chief credit officer, who is present to insure adherence to both regulatory compliance and our internal credit policy. All of the key committee members have lengthy experience and have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, except in certain instances where we purchased individual leases and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2005, we had $70.3 million in participations sold, all of which were sold without recourse to us. We focus primarily on lending to small to mid-size businesses and their principals. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2005, commercial, construction and commercial mortgage loans made up $478.0 million or 70.1% of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31, 2005 Amount	December 31, 2004 Amount	December 31, 2003 Amount	December 31, 2002 Amount	December 31, 2001 Amount
Commercial	$119,654	$89,327	$53,130	$36,037	$30,250
Commercial mortgage	190,153	140,755	89,772	71,016	37,939
Construction	168,149	97,239	29,026	9,400	4,441

Total commercial loans	477,956	327,321	171,928	116,453	72,630
Direct financing leases, net	81,162	44,795	38,405	30,958	25,405
Residential mortgage	62,378	31,388	6,473	4,433	3,228
Consumer loans and others	61,017	24,894	14,989	10,815	4,336

	682,513	428,398	231,795	162,659	105,599
Deferred loan costs	(931)	(517)	602	678	609

Total loans, net of deferred loan costs	$681,582	$427,881	$232,397	$163,337	$106,208

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2005
	Within One Year	One to Five Years	After Five Years	Total
	(in thousands)
Commercial and commercial mortgage	$127,040	$135,720	$47,047	$309,807
Construction	98,941	54,987	14,221	168,149

	$225,981	$190,707	$61,268	$477,956

Loans at fixed rates	$49,215	$4,568	$53,783
Loans at variable rates	141,492	56,700	198,192

Total	$190,707	$61,268	$251,975

Allowance for Loan and Lease Losses: We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that our provision for loan losses is in the amount necessary to maintain our allowance for loan losses at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating the adequacy of our allowance has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. In fiscal 2004 we enhanced our allowance methodology through the efforts of our newly-hired chief risk officer, who directly oversees the loan review processes and measures the adequacy of the allowance independently from management. The chief risk officer reports directly to our audit committee. The chief risk officer’s individual loan oversight parameters include borrower relationships over $2.0 million and loans 90 days or more past due or that have been previously classified as substandard. Pursuant to these parameters, approximately 62% of our loans are subject to the chief risk officer’s oversight.

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2005, 2004, 2003, 2002, and 2001:

	December 31, 2005		December 31, 2004		December 31, 2003
	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans
	(dollars in thousands)
Commercial	$1,200	17.53%	$862	20.85%	$531	22.92%
Commercial mortgage	1,697	27.86%	1,257	32.86%	673	38.73%
Construction	1,118	24.64%	646	22.70%	261	12.52%
Direct financing leases, net	975	11.89%	535	10.46%	364	16.57%
Consumer loans	365	9.14%	70	7.33%	70	2.79%
Residential mortgage	139	8.94%	143	5.81%	80	6.47%
Unallocated	19	—	80	—	12	—

	$5,513	100.00%	$3,593	100.00%	$1,991	100.00%

	December 31, 2002		December 31, 2001
		% Loan Type to		% Loan Type to
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$400	22.15%	$195	29.06%
Commercial mortgage	445	43.66%	275	35.72%
Construction	150	5.78%	35	4.18%
Direct financing leases, net	280	19.03%	220	23.92%
Concumer loans	45	2.73%	10	4.08%
Residential mortgage	45	6.65%	20	3.04%
Unallocated	14	—	25	—

	$1,379	100.00%	$780	100.00%

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$3,593	$1,991	$1,379	$780	$350

Loans charged-off:
Commercial	80	10	—	—	—
Lease financing	113	—	65	1	5
Consumer	2	20	9	—	—

Total	195	30	74	1	5

Recoveries:
Lease financing	15	—	1	—

Total	15	—	1	—	—

Net charge-offs (recoveries)	180	30	73	1	5
Provision charged to operations	2,100	1,632	685	600	435

Balance in allowance for loan and lease losses at end of period	$5,513	$3,593	$1,991	$1,379	$780

Net charge-offs/average loans	0.03%	0.01%	0.04%	*	*

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. We had no non-accrual loans at December 31, 2005, $205,000 in non-accrual loans at December 31, 2004 and no non-accrual loans in any of the prior year periods. We did not have any real estate owned as a result of foreclosures of delinquent or defaulted loans. The following table summarizes our loans past due 90 days or more still accruing interest.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Loans past due 90 days or more still accruing interest	$538	$23	$44	$40	$7

Goodwill: As a result of Mears Motor Livery, we recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. We have tested goodwill and have determined that it is not impaired.

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, as a result of the February 2004 public offering by the Bank which significantly increased our capital base, we expect that our current deposit growth will continue. At December 31, 2005, we had total deposits of $732.6 million as compared to $388.1 million at December 31, 2004, an increase of $344.5 million or 88.8%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	December 31, 2005		December 31, 2004		December 31, 2003
	Average balance	Average Rate	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$94,385	—	$57,669	—	$40,687	—
Interest checking	28,624	1.20%	22,070	1.19%	14,605	1.50%
Savings and money market	205,146	2.84%	126,166	2.04%	81,158	2.57%
Time	226,290	3.23%	131,023	2.40%	101,211	2.53%

Total deposits	$554,445	2.43%	$336,928	1.78%	$237,661	2.04%

At December 31, 2005, we had $236.7 million of certificate of deposit accounts maturing in one year or less. At December 31, 2005, 2004 and 2003, approximately 33.8%, 41.4% and 37.0%, respectively, of these deposits consisted of brokered or wholesale deposits. Our strategy is to use brokered or wholesale deposits to match loan funding needs as they arise. Brokered and wholesale deposits tend to be more sensitive to movements in market interest rates when compared with other types of deposits, and thus may result in our deposit base being less stable than if we had a greater proportion of our deposits in core deposits such as savings and checking accounts. Use of brokered or wholesale deposits may also increase our cost of deposits. We believe that we will continue to have access to sufficient amounts of brokered or wholesale deposits which, together with our other funding sources, will provide us with the means of funding our loan growth.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2005 was as follows:

Amount
(thousands)
Three months or less	$6,137
Three to six months	851
Six to twelve months	2,491
Greater than twelve months	105

$9,584

Borrowings: We had $40.0 million at December 31, 2005 and $55.0 million at December 31, 2004 in advances outstanding from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands. The Bank also has a $5.0 million line of credit with the Atlantic Central Bankers Bank. No amounts were outstanding under this line of credit at December 31, 2005. We do not have any policy prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the line of credit will continue to be from the Federal Home Loan Bank system.

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date we could call these securities. The proceeds for the redemption came from our redemption of our subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. We recorded an expense of approximately $1.3 million, reflecting a prepayment premium of $819,000 and the charge-off of $466,000 of unamortized offering.

	As of or for the year ended December 31,
	2005	2004	2003
	(dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$6,908	$5,052	$3
Average during the year	4,168	1,507	660
Maximum month-end balance	6,908	5,052	1,021
Weighted average rate during the year	1.80%	1.79%	2.27%
Rate at December 31	2.09%	1.76%	1.05%

Federal Home Loan Bank advances
Balance at year-end	$40,000	$55,000	$—
Average during the year	39,356	29,057	—
Maximum month-end balance	60,000	55,000	—
Weighted average rate during the year	3.29%	1.78%	—
Rate at December 31	4.26%	2.24%	—

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2005 were our commitments to extend credit, which were approximately $277.2 million, and standby letters of credit, which were approximately $12.5 million, at December 31, 2005.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. Since we expect that many of the commitments or letters of credit we issue will not be fully drawn upon, the total commitment or letter of credit amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. We base the amount of collateral we obtain when we extend credit on our credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2005:

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on noncancellable operating leases	$8,017	$1,257	$3,712	$726	$2,322
Remaining contracutal maturities of time deposits	264,762	236,698	27,959	105	—
Loan commitments	277,212	128,227	71,516	2,663	74,806
Standby letters of Credit	12,481	8,287	3,755	—	439

Total	$562,472	$374,469	$106,942	$3,494	$77,567

Impact of Inflation

The primary impact of inflation on our operations is on our operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. We have not been materially affected by inflation because we are a relatively newly-formed institution. While we anticipate that inflation will affect our future operating costs, we cannot predict the timing or amounts of any such effects.

Recently Issued Accounting Standards

In November 2003, the Emerging Issues Task Force, or EITF, of the Financial Accounting Stardards Board, or FASB, issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. We are in the process of determining the impact that this EITF will have on our financial statements. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).” EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”‘ delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

In March 2004, the FASB approved EITF Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board Opinion No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualifies as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for computation of earnings per share in the second quarter of 2004. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts the years ended December 31, 2005, 2004 and 2003 is disclosed in our consolidated financial statements in Note B—Summary of Accounting Policies N-8 Stock-based compensation. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. Management expects that the effect of implementation will be to increase annual compensation expense in 2006 by approximately $126,000 and decrease annual net income by approximately $78,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to quantitative and qualitative disclosures about market risk is included in the information provided under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2005 and 2004, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bancorp Inc.’s and its subsidiary internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 10, 2006

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$26,627	$10,184
Interest bearing deposits	1,029	1,028
Federal funds sold	89,437	8,291

Total cash and cash equivalents	117,093	19,503

Investment securities, available-for-sale	103,596	120,252
Loans and leases held for sale	805	—
Loans and leases, net of deferred loan costs (fees)	680,777	427,881
Allowance for loan and lease losses	(5,513)	(3,593)

Loans and Leases, net	676,069	424,288
Premises and equipment, net	3,848	2,958
Accrued interest receivable	4,840	3,439
Goodwill	3,951	—
Other assets	8,074	5,839

Total assets	$917,471	$576,279

LIABILITIES
Deposits
Demand (non-interest bearing)	$94,266	$51,832
Savings, money market and interest checking	373,560	153,417
Time deposits	255,178	166,682
Time deposits, $100,000 and over	9,584	16,150

Total deposits	732,588	388,081

Securities sold under agreements to repurchase	6,908	5,052
Federal Home Loan Bank advances	40,000	55,000
Accrued interest payable	778	407
Subordinated debt	—	5,413
Other liabilities	2,250	924

Total liabilities	782,524	454,877

SHAREHOLDERS’ EQUITY
Preferred stock -authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 133,031 and 1,133,237 shares at December 31, 2005 and 2004, respectively	2	11
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 13,637,148 and 11,888,061 at December 31, 2005 and 2004, respectively	13,637	11,888
Additional paid-in capital	124,278	117,668
Accumulated deficit	(1,544)	(7,934)
Accumulated other comprehensive loss	(1,426)	(231)

Total shareholders’ equity	134,947	121,402
Total liabilities and shareholders’ equity	$917,471	$576,279

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2005	2004	2003
Interest income
Loans, including fees	$40,534	$19,472	$12,508
Investment securities	5,018	4,710	1,984
Federal funds sold	1,579	480	297
Interest bearing deposits	3	11	8

	47,134	24,673	14,797

Interest expense
Deposits	13,470	5,983	4,857
Securities sold under agreements to repurchase	75	27	15
Federal Home Loan Bank advances	1,292	516	—
Subordinated debt	138	551	551

	14,975	7,077	5,423

Net interest income	32,159	17,596	9,374
Provision for loan and lease losses	2,100	1,632	685

Net interest income after provision for loan and lease losses	30,059	15,964	8,689

Non-interest income
Service fees on deposit accounts	710	695	878
Merchant credit card deposit fees	1,057	689	570
Gain on sales of investment securities	56	481	787
Leasing income	1,476	256	205
Other	1,024	679	637

Total non-interest income	4,323	2,800	3,077

Non-interest expense
Salaries and employee benefits	10,684	7,859	5,004
Occupancy expense	2,376	1,688	1,531
Data processing expense	1,498	1,051	886
Advertising	574	442	242
Professional fees	1,405	589	230
Prepayment premium on subordinated debt	1,285	—	—
Other	4,932	3,852	2,971
Reorganization expense	—	487	—

Total non-interest expense	22,754	15,968	10,864

Income before income tax expense (benefit)	11,628	2,796	902
Income tax expense (benefit)	4,181	(922)	(169)

Net income	7,447	3,718	1,071

Less preferred stock dividends and accretion	(598)	(817)	(881)
Less preferred stock conversion premium	(459)	—	—
Income allocated to Series A preferred shareholders	(72)	(323)	(61)

Net income available to common shareholders	$6,318	$2,578	$129

Net income per share - basic	$0.49	$0.25	$0.06

Net income per share - diluted	$0.48	$0.24	$0.06

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

	Common Stock	Preferred Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2003	$1,884	$10	$25,785	$(11,025)	$315		$16,969
Net Income				1,071		$1,071	1,071
Issuance of common stock	400		3,704				4,104
Stock dividends on Series A preferred stock	—	1	252	(253)			—
Accretion of series A preferred stock	—	—	628	(628)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(471)	(471)	(471)

Total other comprehensive income						$600

Balance at December 31, 2003	2,284	11	30,369	(10,835)	(156)		21,673

Net Income	—	—	—	3,718		$3,718	3,718
Common Stock issued from warrant exercise	1,337		12,031				13,368
Common Stock issued in reorganization	8,266		74,612				82,878
Common Stock issued from option exercise	1		8				9
Cash dividends on Series A preferred stock				(169)			(169)
Stock dividends on Series A preferred stock			200	(200)			—
Accretion of series A preferred stock			448	(448)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(75)	(75)	(75)

Total other comprehensive income						$3,643

Balance at December 31, 2004	11,888	11	117,668	(7,934)	(231)		121,402

Net Income				7,447		7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)				—
Common Stock issued from option exercises	26		239				265
Common Stock issued from warrant exercises	470		3,531				4,001
Cash dividends and premium paid on Series A preferred stock				(942)			(942)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						$6,252

Balance at December 31, 2005	$13,637	$2	$124,278	$(1,544)	$(1,426)		$134,947

The accompanying notes are an integral part of this statement.

THE BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net income	$7,447	$3,718	$1,071
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	912	821	777
Provision for loan and lease losses	2,100	1,632	685
Net amortization (accretions) of premium (discount)	(62)	(136)	16
Net gain on sales of investment securities	(56)	(481)	(787)
Deferred income tax benefit	111	(1,043)	(250)
Mortgage loans originated for resale	(8,978)	—	—
Sale of mortgage loans originated for resale	9,045	—	—
Gain on sale of mortgage loans originated for resale	(67)	—	—
Decrease (increase) in accrued interest receivable	(1,401)	(2,220)	(282)
Increase (decrease) in accrued interest payable	371	189	(200)
Decrease (increase) in other assets	(601)	(1,006)	932
Increase (decrease) in other liabilities	483	672	(84)

Net cash provided by operating activities	9,304	2,146	1,878

Investing activities
Purchase of investment securities	(30,208)	(123,135)	(25,218)
Proceeds from sales of investment securities	2,159	9,065	22,623
Proceeds from calls/maturity of investment securities	43,012	18,709	11,895
Cash paid in excess of cash equivalents from acquisition	(698)	—	—
Net increase in loans	(248,745)	(195,514)	(69,133)
Purchases of premises and equipment	(1,714)	(1,402)	(431)

Net cash used in investing activities	(236,194)	(292,277)	(60,264)

Financing activities
Net increase in deposits	344,507	111,316	67,322
Net increase(decrease) in securities sold under agreements to repurchase	1,856	5,049	(1,005)
Federal Home Loan Bank advances	—	55,000	—
Repayment of Federal Home Loan advances	(15,000)	—	—
Repayment of notes payable	(5,026)	—	—
Dividends on Series A preferred stock	(942)	(169)	—
Net proceeds from sale of common stock	—	82,878	4,104
Net proceeds from exercise of warrants	4,070	13,368	—
Net proceeds from the exercise of options	265	9	—
Redemption of subordinated debentures	(5,250)	—	—

Net cash provided by financing activities	324,480	267,451	70,421

Net increase in cash and cash equivalents	97,590	(22,680)	12,035
Cash and cash equivalents, beginning of year	19,503	42,183	30,148

Cash and cash equivalents, end of period	$117,093	$19,503	$42,183

Supplemental disclosure:
Interest Paid	$14,604	$6,898	$5,623

Taxes Paid	$3,916	$600	$182

Net share settlement of warrants	$69	$—	$—

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company) was incorporated in the state of Delaware and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company operates as a financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is an FDIC-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas. The principal medium for the delivery of the Company’s banking services is the internet.

The financial service industry is highly competitive in general. Many of the Company’s principal competitors, including traditional banks and thrifts, other Internet banks and other financial service providers, such as brokerage and insurance companies, have greater financial and other resources than the Company does and may offer services, such as trust services, that the Company does not provide or will not be authorized to provide. Because there are few barriers to on-line market entry for existing chartered financial institutions, the Company’s potential competitors could implement Internet banking operations with relative ease. Furthermore, brokerage companies and other financial service providers may not be subject to the same degree of regulation as are the Company and the Bank.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses will be susceptible to being affected by state and federal legislation and regulations.

Note B—Summary of Accounting Policies

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

Investments in debt and equity securities which management has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. At December 31, 2005 and 2004, the Company does not have investment securities classified as held to maturity. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company did not engage in hedging as of December 31, 2005 and 2004.

The Company adopted Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments,” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115 that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003. The Company includes the required disclosures in these financial statements. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).” EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). FSP EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”‘ delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach was still applicable for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

4. Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2005 cost approximated fair value.

FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee.

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that has evidenced a deterioration in credit quality since origination, and that was acquired by completion of a transfer for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the amount of its initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 did not have any effects on the Company.

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

The carrying value of the company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2005 and 2004, the Company had capitalized total software costs of approximately $1,210,000. The Company has recorded amortization expense of approximately $103,000, $235,000 and $278,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

At December 31, 2005, the Company had two stock-based compensation plans, which are more fully described in Note L. The Company accounts for these plans under the recognition and measurement principles of APB 25 and related interpretations. With the exception of the grant made in the third quarter of 2005 stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The grant in the third quarter of 2005 resulted in $18,000 of salary expense for 2005. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$7,447	$3,718	$1,071
Add: Stock-based compensation expense included in reported net income, net of related tax effects	12	—	—
Less: stock-based compensation costs under fair value based method for all awards	(3,290)	(3,736)	(534)

Pro forma net (loss) income	4,169	(18)	537
Less preferred stock dividends and accretion	(598)	(817)	(881)
Less preferred stock conversion premium	(459)	—	—
Income allocated to Series A preferred shareholders	(40)	—	—

Net (loss) income available to common shareholders	$3,072	$(835)	$(344)

Net (loss) income per share basic, as reported	$0.49	$0.25	$0.06

Net (loss) income per share basic, pro forma	$0.24	$(0.08)	$(0.17)

Net (loss) income per share diluted, as reported	$0.48	$0.24	$0.06

Net (loss) income per share diluted, pro forma	$0.23	$(0.08)	$(0.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: grants’ expected volatility of 34.17%, risk-free rate of 4.30% and expected lives of 8 1/2 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: 4.01% and 4.25 risk-free interest rate, respectively; expected volatility of 38.33%, and 10.00%, respectively; and expected lives of ten years.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS No. 123(R) is effective for public companies as of the beginning of the first fiscal year that begins after June 15, 2005. All public companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified method of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts for the years ended December 31, 2005, 2004 and 2003 is disclosed in the table above.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Valuation of Share Based Payment, Arrangements for Public Companies (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next interim period, that beings after June 15, 2005. SFAS 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123 (R) will have on future option grants. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. Management expects that the effect of implementation will be to increase annual compensation expense in 2006 by approximately $126,000 and decrease annual net income by approximately $78,000.

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

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$6,318	12,805,690	$0.49
Effect of dilutive securities
Options	—	394,078	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$6,318	13,199,768	$0.48

At December 31, 2005, 133,031shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share. Stock options for 313,000 shares of common stock at an exercise prices of $15.94 to $16.67per share, were outstanding at December 31, 2005 but were not included in the weighted average shares because the exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$2,578	10,307,481	$0.25
Effect of dilutive securities
Options	—	58,052	—
Warrants	—	51,447	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$2,578	10,416,980	$0.24

At December 31, 2004, 1,133,237 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share.

	Year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$129	2,010,529	$0.06
Effect of dilutive securities
Options	—	14,390	—
Warrants	—	51,988	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$129	2,076,907	$0.06

At December 31, 2003, 1,083,529 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock, they were anti-dilutive to diluted earnings per share.

In March 2004, the FASB approved EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-6 requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.. The Company’s Series A Preferred Stock qualifies as a participating security under EITF 03-6. Accordingly, the Company has adopted the use of the two-class method for computation of earnings per share in the second quarter of 2004.

11. Comprehensive Income

Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

	December 31, 2005
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,755)	$597	$(1,158)
Less reclassification adjustment for gains realized	56	(19)	37

Other comprehensive loss, net	$(1,811)	$616	$(1,195)

	December 31, 2004
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized holding gains arising during period	$595	$203	$392
Less reclassification adjustment for gains realized	481	(164)	317

Other comprehensive loss, net	$(114)	$(39)	$(75)

	December 31, 2003
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized holding gains arising during period	$33	$(11)	$22
Less reclassification adjustment for gains realized	747	(254)	493

Other comprehensive loss, net	$(714)	$(243)	$(471)

12. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amount of those reserves and cash balances at December 31, 2005 and 2004 were approximately $735,000 and $4,868,000, respectively.

14. Deferred Financing Costs

Deferred financing costs related to the issuance of subordinated debt are being amortized over fifteen years and are included in other assets. The unamortized balance at December 31, 2005 and 2004 is $-0- and $466,000. The Company recognized amortization expense of $10,000, $38,000 and $38,000 for the years ended December 31, 2005, 2004 and 2003. In 2005 the Company redeemed the trust preferred securities resulting in the charge-off of the remaining unamortized balance of $456,000.

15. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets,”. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has tested the goodwill and has determined that it is not impaired. Goodwill resulting from the Mears acquisition totaled $4.0 million.

16. Business Segments

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. Under SFAS 131, the Company had only one reportable segment in 2005, 2004 and 2003, community banking.

17. Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Note C—Mergers and Acquisitions

On January 3, 2005, the Company and the Bank completed the acquisition of Mears Motor Livery Corporation (Mears). The Company issued 253,126 shares of the Company’s common stock and $1.0 million in cash for a purchase price $4,969,000. As a result of the acquisition, the Company recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. The Company aquired assets, leases and notes payable of $26.2 million, $24.3 million and $5 million, respectively. The Company’s results of operations include the results of operations of Mears from January 3, 2005 forward.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,936	$—	$(1,559)	$58,377
Mortgage-backed securities	5,553	27	(565)	5,015
Other securities	40,268	242	(306)	40,204

	$105,757	$269	$(2,430)	$103,596

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$80,000	$—	$(247)	$79,753
Mortgage-backed securities	7,318	8	(426)	6,900
Other securities	33,284	470	(155)	33,599

	$120,602	$478	$(828)	$120,252

The amortized cost and fair value of the Company’s investment securities available-for-sale at December 31, 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due after one year through five years	$59,936	$58,377
Due after five years through ten years	3,054	3,073
Due after ten years	40,388	39,767
Federal Home Loan and Atlantic Central Bankers Bank stock	2,379	2,379

	$105,757	$103,596

At December 31, 2005 and 2004, investment securities with a book value of approximately $52,805,000 and $68,302,000, respectively, were pledged to secure deposits and advances as required or permitted by law. Gross gains on sales were $67,000, $481,000 and $787,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross losses were $11,000 for the year ended December 31, 2005 and were not material for the years ended December 31, 2004 and 2003.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 (dollars in thousands):

	Number of securities	Less than 12 months		12 months or longer		Total
Description of Securities		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. government agency securities	3	$19,633	$(303)	$38,744	$(1,256)	$58,377	$(1,559)
Mortgage-backed securities	11	—	—	1,884	(564)	1,884	(564)
Other Securities	9	15,077	(174)	13,831	(133)	28,908	(307)

Total temporarily impaired investment securities	23	$34,710	$(477)	$54,459	$(1,953)	$89,169	$(2,430)

The table below indicates the length of time individual securities have been in continuous unrealized loss position at December 31, 2004:

	Number of securities	Less than 12 months		12 months or longer		Total
Description of securities		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
		(dollars in thousands)
U.S. Government agency securities	2	$79,753	$(247)	$—	$—	$79,753	$(247)
Mortgage-backed securities	13	284	(4)	6,564	(422)	6,848	(426)
Other securities	8	11,403	(39)	4,109	(116)	15,512	(155)

Total temporarily impaired investment securities	23	$91,440	$(290)	$10,673	$(538)	$102,113	$(828)

Management has evaluated the securities in the above tables and has concluded that none of these securities have impairments that are other than temporary. In its evaluation, management considered the types of securities and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include mortgage-backed securities whose market values are sensitive to interest rates.

Note E—Loans

Major classifications of loans are as follows (in thousands):

	December 31, 2005	December 31, 2004
Commercial	$119,654	$89,327
Commercial mortgage	190,153	140,755
Construction	168,149	97,239

Total commercial loans	477,956	327,321
Direct financing leases, net	81,162	44,795
Residential mortgage(1)	62,378	31,388
Consumer loans and others	61,017	24,894

	682,513	428,398
Deferred loan costs (fees)	(931)	(517)

Total loans, net of deferred loan costs	$681,582	$427,881

(1)	Includes loans held for sale of $805,000

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $538,000 and $23,000 at December 31, 2005 and 2004 respectively. The Company did not have any non-accrual or impaired loans at December 31, 2005. The Company had $205,000 in non-accrual loans at December 31, 2004. The interest that would have been accrued on non-accrual loans during 2004 was $4,000.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
	(dollars in thousands)
Balances at the beginning of the year	$3,593	$1,991	$1,379
Charge-offs	(195)	(30)	(74)
Recoveries	15	—	1
Provision charged to operations	2,100	1,632	685

Balance at end of year	$5,513	$3,593	$1,991

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

	Estimated useful lives	December 31,
		2005	2004
Furniture, fixtures, and equipment	3 to 12 years	$7,579	$5,723
Leasehold improvements	4 to 15 years	1,386	835

		8,965	6,558
Accumulated depreciation and amortization		(5,117)	(3,600)

		$3,848	$2,958

Note G—Deposits

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows (in thousands):

2006	$236,698
2007	27,958
2008	1
2009	105

$264,762

Note H—Debt

1. Line of Credit

The Bank maintains $20,000,000 in unsecured lines of credit that bear interest at a variable rate and are renewed annually. As of December 31, 2005, no funds were outstanding under these line. The Company had approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $75.0 million. Borrowings under this arrangement have an interest rate that fluctuates. As of December 31, 2005 there was $40.0 million outstanding against the line at a rate of 4.26%.

2. Short term borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Federal Home Loan Bank advances all have maturities of less than one year. The details of these categories are presented below:

	As of or for the year ended December 31,
	2005	2004	2003
	(dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$6,908	$5,052	$3
Average during the year	4,168	1,507	660
Maximum month-end balance	6,908	5,052	1,021
Weighted average rate during the year	1.80%	1.79%	2.27%
Rate at December 31	2.09%	1.76%	1.05%

Federal Home Loan Bank advances
Balance at year-end	$40,000	$55,000	$—
Average during the year	39,356	29,057	—
Maximum month-end balance	60,000	55,000	—
Weighted average rate during the year	3.29%	1.78%	—
Rate at December 31	4.26%	2.24%	—

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

In June 2002, the Company issued $5.25 million of 10.5% fixed rate subordinated debentures (the Debentures) due June 12, 2007 to The Bancorp Capital Trust (the Trust), a Delaware business trust, which was a wholly-owned subsidiary of the Company. The Debentures were the sole asset of the Trust. The Trust issued 5,250,000 shares of trust preferred securities, $10 face value, for total proceeds of $5,250,000. The Company’s obligations under the debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities were redeemable by the Company on or after June 12, 2007, or earlier if the deduction of related interest for federal income taxes were prohibited, treatment as Tier I capital were no longer permitted, or certain other contingencies arose. The preferred securities were required to be redeemed upon maturity of the debentures in 2032.

In March 2005, the Trust redeemed its trust preferred securities at their face value, including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Trust. The aggregate redemption price was $6.1 million. The Company recorded an expense of approximately $1.3 million for the year ended December 31, 2005, reflecting a prepayment premium of $819,000 and the write-off of $466,000 of unamortized deferred financing costs.

Note I—Shareholders’ Equity

During 2005, shareholders exercised 469,868 warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 469,868 shares of common stock. The Company received proceeds of $4.0 million from the warrant exercises. As of December 31, 2005 there were no warrants outstanding.

On December 22, 2004, the Company and the Bank completed their reorganization, whereby the Bank became a wholly-owned subsidiary of the Company. The Company issued 1.15 shares of the Company’s common stock for each share of Bank stock outstanding, for a total of 8,265,625 shares of common stock, in conjunction with this reorganization. The assets and liabilities of the Bank were recorded at net book value.

In February 2004, the Bank completed a public offering for 7,187,500 shares of Bank common stock at $12.50 per share. Proceeds from the offering were approximately $82.9 million, net of offering costs of $6.9 million. As a result of this offering and before the reorganization discussed above, the Company’s ownership of the Bank was reduced to 32.7%.

During 2004, shareholders exercised 1,337,486 warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 1,337,486 shares of common stock. The Company received proceeds of $13.4 million from the warrant exercises.

In August 2003, the Company sold 389,242 shares of common stock at a price of $11.00 per share in a private placement. The proceeds of the offering were approximately $3,980,000, net of offering costs of approximately $302,000, which included $214,000 paid to an affiliate.

Note J—Series A Preferred Stock

In July 2005, the Company commenced a solicitation of its Series A preferred stockholders, requesting that they convert their Series A preferred stock to common stock. The Company offered a conversion premium of $.60 per share for each share of Series A preferred stock converted. Because of uncertainty as to whether receipt of a premium would cause the common stock received upon conversion to be restricted as to transfer under the Securities Act of 1933, the Company afforded the holders the option of converting their Series A preferred stock to common stock without receipt of the premium. The solicitation terminated September 30, 2005. As a result of the solicitation, 891,290 shares of Series A preferred stock were converted into 891,290 shares of common stock. The Company paid an aggregate conversion premium of $459,000. Prior to the solicitation, 108,956 shares of Series A Preferred stock converted into 108,956 shares of common stock. At December 31, 2005, 133,031 shares of Series A Preferred Stock remained outstanding.

In 2005, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2005 in the form of quarterly cash dividends which amounted to $598,000.

In 2004, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2004 in the form of stock dividends for each of the first three quarters of the year totaling 49,408 shares of Series A Preferred Stock. For the fourth quarter of 2004, the Company paid a cash of $169,000 or $0.15 per share.

In 2003, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2003 in the form of stock dividends. These stock dividends were paid quarterly and resulted in the issuance of 62,232 shares of Series A Preferred Stock.

Note K—Benefit Plans

401 (k) plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company and the Bank. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $223,000, $145,000 and $106,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches the age of 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. In 2005, the Company expensed $325,000 for this plan and is included in salaries and employee benefits.

Note L—Income Taxes

The components of the income taxes included in the statements of income are as follows:

	For the years ended December 31,
	2005	2004	2003
		(in thousands)
Current tax provision
Federal	$3,319	$1,372	$—
State	751	121	81

	4,070	1,493	81
Deferred tax provision (benefit)	111	(2,415)	(250)

	$4,181	$(922)	$(169)

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 34% are as follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Computed tax expense at statutory rate	$3,954	$956	$279
State taxes	477	121	81
Change in valuation allowance	—	(1,598)	(250)
Previously unrecognized net operating loss	(277)	(408)	(295)
Other	27	7	16

	$4,181	$(922)	$(169)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$1,135	$492
Deferred compensation	110	—
State taxes	81
Fair value loans and leases from aquisition	330	—
Net operating loss carryforwards	2,422	2,833
Unrealized losses on investment securities available for sale	735	119

Total deferred tax assets	4,813	3444

Deferred tax liabilities:
Depreciation	263	160

Total deferred tax liabilities	263	160

Net deferred tax asset included in other assets	$4,550	$3,284

As a result of the acquisition of Mears, the Company acquired a deferred tax asset of $761,000 in 2005.

As a result of the acquisition of Mears Motor Livery the Company acquired federal net operating loss carryforwards of approximately $1.1 million which expires in 2022. The Company will be subject to a limitation imposed by the Internal Revenue Code on the amount of net operating loss carryforwards we can utilize in any year. The Company estimate this annual limitation to be approximately $211,000. Net operating loss carryforwards not used in any one year may be carried forward to subsequent years, subject to a 20 year limitation following the year in which they were incurred.

The Company had net operating loss carryforwards of approximately $4.1 million at December 31, 2005 from the reorganization of the Bank. These net loss carryforwards are subject to an annual limitation of $1.9 million and expiring through 2022.

Note M—Stock-Based Compensation

In June 2005, the Company adopted an omnibus equity compensation plan (the 2005 plan). Employees and directors of the Bank are eligible to receive options under the 2005 plan. An aggregate of 1,000,000 shares of common stock for the Company have been reserved. Options expire on the tenth anniversary of their grant.

In December 2003, the Bank adopted a stock option plan (the 2003 plan). Employees and directors of the Bank were eligible to receive options under the 2003 plan. An aggregate of 760,000 shares of common stock for the Bank had been reserved. Options expire on the tenth anniversary of their grant. Under the plan, 501,000 options were granted. As a result of the reorganization of the Company and the Bank, the Bank’s plan terminated and the options theretofore granted under the Bank’s plan were converted into options to purchase 576,101 shares of the Company’s common stock.

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

A summary of the status of the Company’s stock option plans and the options assumed in the reorganization with the Bank, together with the change during the year, is presented below.

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	1,096,477	$10.52	525,750	$10.13	464,750	$10.13
Granted	604,500	15.17	576,101	10.87	70,000	10.99
Exercised	25,847	10.25	750	10.00	—	—
Cancelled/forfeited	1,750	10.43	4,624	10.54	9,000	10.00

Outstanding, end of year	1,673,380	12.23	1,096,477	10.52	525,750	10.13

Options exercisable at year end	1,603,630		1,024,561		380,188

Weighted average fair value of options granted during the year	$7.47		$6.08		$3.72

The following table summarizes information about options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding at December 31, 2005	Weighted average exercise price
$ 10.00-$14.24	1,360,380	7.16 years	$11.32	1,315,630	$11.34
$14.25-$16.67	313,000	9.77 years	$16.19	288,000	16.04

	1,673,380			1,603,630

In May 2001, the Company’s shareholders approved an Employee and Non-Employee Director Non-Cash Compensation Plan (2001 Non-Cash Compensation Plan). The 2001 Non-Cash Compensation Plan allows the Company to grant up to 50,000 shares of Series A preferred stock to employees, directors or consultants who provide services to the Company or its subsidiaries. Grants must be approved by the board of directors and based upon terms designated by the board. As of December 31, 2005 and 2004, no shares had been granted under the 2001 Non-Cash Compensation Plan.

Note N—Transactions with Affiliates

In fiscal 2003, the Company purchased $2,000,000 of collateralized debt obligations of Trapeza Funding CDO I LLC (Trapeza CDO I), an issuer of collateralized debt obligations. The Company purchased the collateralized debt obligations through Cohen Bros. & Company, LLC (Cohen Bros.). The equity owner of Trapeza CDO I is Trapeza Partners, L.P. (Trapeza Partners), a limited partnership whose general partner is Trapeza Funding LLC (Trapeza Funding), a limited liability company owned by Financial Stocks, Inc. and Resource America, Inc. Financial Stocks and Resource America also own 20% of the limited partnership interest in Trapeza Partners. The Chairman and the Chief Executive Officer of the Company are the brother and parent, respectively, of the Chief Executive Officer of Resource America and the son and spouse, respectively, of Resource America’s Chairman. The Chairman and Chief Executive Officer of Financial Stocks, Inc. is a director of the Company. The Chairman and Chief Executive Office of the Company is the founder, principal owner of the holding company for, and an executive officer of Cohen Bros.; and a member of the Company’s Board of Directors as an Executive officer of Cohen Bros. This security was sold in 2003 with no realized gain.

In October 2003, the Bank purchased an aggregate of $3.0 million of collateralized debt obligations of Alesco Preferred Funding I, Ltd. through Cohen Bros. which received $41,000 of underwriting compensation in connection with the purchase. Alesco Funding I is managed by a limited liability company which is an affiliate of the Company’s Chairman, and pays management fees to such company. This security was sold in 2003 with no realized gain.

The Bank purchased a total of $2,654,000 in loans from Resource America in 2001. The outstanding balance of the loans purchased from Resource America was $1,969,000, at December 31, 2004. The loan was paid in full on February 25, 2005.

The Bank paid $16,900, $9,200 and $429,000 to Cohen Bros. for investment securities brokerage services performed for the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid Cohen Bros. $214,000 for investment advisory services related to the 2003 Common Stock offering.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. Under the computer and telecommunications systems technical support agreements, which commenced in January 2001, the Bank also provides technical support for RAIT for a fee of $5,000 a month. RAIT paid $60,000 for the years ended December 31, 2005, 2004 and 2003. In addition, RAIT reimbursed the Bank for assistance in other technical support totaling $0, $49,000 and $34,000 for the years ended December 31, 2005, 2004 and 2003, respectively. RAIT paid the Company approximately $314,000, $251,000, and $244,000 for rent for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also has subleased office space to Cohen Bros. commencing in July 2002. Cohen Bros. paid the Company approximately $122,000, $81,000 and $81,000 for the years ended December 31, 2005, 2004 and 2003, respectively..

In July 2002, Cohen Bros. also entered into an agreement with the Company for technical support and for telephone system support services. Technical and telephone support fees paid by Cohen Bros. were $101,000, $55,000 and $55,000 for the years ended December 31, 2005, 2004 and 2003.

The Bank maintains deposits for various affiliated companies totaling approximately $115,942,000 and $41,793,000 as of December 31, 2005 and, 2004, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2005, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectibility. At December 31, 2005, loans to these related parties amounted to $2,718,000. During the year ended December 31, 2005, the Bank made new loans to related parties of $1,812,000 and received repayments of $349,000.

The Bank entered into an ATM Agreement with TRM ATM Corporation (TRM ATM) in September 2000. Under this agreement, TRM ATM installs, operates and services automated teller machines at various locations of the Bank’s choosing. The Bank pays TRM a monthly rental fee of $195 for each machine. The Bank retains all fees and charges derived from the transactions conducted at the ATM (except for one ATM situated with one of the Bank’s affinity group customers in which it shares such fees and charges). The Bank currently leases seven machines under this agreement. TRM ATM is a wholly-owned subsidiary of TRM Corporation (TRM). The Chairman of TRM is the Company’s Chairman. A director of TRM is the spouse of the Company’s Chief Executive Officer and the father of the Chairman. Fees paid to TRM ATM were $17,000, $16,000 and $15,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In February 2003, the Company entered into a lending relationship with The Richardson Group Inc., which is owned by entities with whom the Company’s Chief Executive Officer and her spouse have controlling interests. The outstanding balance of the loan was $300,000 at December 31, 2005.

Note O—Commitments and Contingencies

1. Operating leases

The Company leased its operations facility for a term expiring on March 31, 2010, and has leased its executive offices, expiring in 2014. The Company also has leases for other offices in Pennsylvania, Maryland, Alabama and Florida that expire through 2010. These leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,
2006	$1,257
2007	1,284
2008	1,244
2009	1,184
2010	726
Thereafter	2,322

$8,017

The Company has provided letters of credit as security for its payment of rent and other fees under these leases that totaled $406,000 at December 31, 2005. These letters of credit reduce annually based upon rental payments made.

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $871,000, $651,000 and $520,000 net of rental payments from RAIT and Cohen Bros. of approximately $436,000, $354,000 and $325,000, respectively.

The Company paid rent to a related party for space in Florida in 2005 totaling $70,000.

Note P—Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2005	2004
	(in thousands)
Financial instuments whose contract amounts represent credit risk
Commitments to extend credit and unused lines of credit	$277,212	$134,902
Standby letters of credit	12,481	5,879

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a SFAS 5 reserve is not necessary at December 31, 2005. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.

The Company grants loans primarily to customers in Philadelphia and its immediately adjacent suburban Pennsylvania counties which include Chester, Delaware and Montgomery and northern Delaware.

Note Q—Fair Value of Financial Instruments

SFAS 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. Therefore, the Company has used significant estimates and present value calculations in determining the fair value of its financial instruments.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004, are outlined below.

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $117,093,000 and $19,503,000 as of December 31, 2005 and 2004, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available.

Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2005 and 2004, has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at December 31, 2005, the carrying value approximates their fair value. The carrying amount of accrued interest payable approximates its fair value.

	2005		2004
	Carrying Amount	Estimated Value	Carrying Amount	Estimated Value
Investment securities available-for-sale	$103,596	$103,596	$120,252	$120,252
Loans and leases receivable, net of fees	676,069	672,706	424,288	423,938
Certificates of Deposit	264,762	263,690	182,832	183,882
Securities sold under agreements to repurchase	6,908	6,908	5,052	5,052
Subordinated debt	—	—	5,413	4,177
FHLB Advances	40,000	40,077	55,000	55,000

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

Note R—Regulatory Matters

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient, but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits from the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2005, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

	Actual		For Capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
AS OF DECEMBER 31, 2005
Total Capital
(to risk-weighted assets)
Company	$137,934	18.69%	$59,036	> = 8.00	N/A	N/A
Bank	127,532	17.20%	59,313	8.00	74,141	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	132,421	17.94%	29,518	>= 4.00	N/A	N/A
Bank	122,019	16.46%	29,657	4.00	44,825	>= 6.00%

Tier I capital
(to average assets)
Company	132,421	15.90%	33,309	>= 4.00	N/A	N/A
Bank	122,019	14.65%	33,309	4.00	41,637	>= 5.00%

AS OF DECEMBER 31, 2004
Total Capital
(to risk-weighted assets)
Company	$130,243	27.04%	$38,539	> = 8.00	N/A	N/A
Bank	117,167	24.49%	38,278	8.00	47,843	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	126,651	26.29%	19,269	>= 4.00	N/A	N/A
Bank	113,575	23.74%	19,139	4.00	28,705	>= 6.00%

Tier I capital
(to average assets)
Company	126,651	22.88%	22,142	>= 4.00	N/A	N/A
Bank	113,575	20.54%	22,122	4.00	27,647	>= 5.00%

Note S – Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2005	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest Income	$9,148	$10,829	$12,814	$14,343
Net interest income	6,470	7,362	8,755	9,572
Provision for loan and lease losses	500	550	550	500
Non-interest income	1,014	1,291	970	1,048
Non-interest expense	6,157	5,248	5,670	5,679
Income tax expense	261	973	1,199	1,748
Net income available to common shareholders	317	1,537	1,656	2,808
Net income per share - basic	0.03	0.12	0.12	0.19
Net income per share - diluted	0.03	0.12	0.12	0.19

	Three months ended
2004	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest Income	$4,683	$5,726	$6,611	$7,653
Net interest income	3,290	4,094	4,766	5,446
Provision for loan and lease losses	332	400	250	650
Non-interest income	708	711	744	637
Non-interest expense	3,408	3,716	4,431	4,413
Income tax (benefit)	—	—	—	(922)
Net income available to common shareholders	11	404	609	1,554
Net income per share - basic	0.01	0.04	0.06	0.13
Net income per share - diluted	0.01	0.04	0.06	0.13

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheet

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and due from banks	$9,965	$13,083
Investment in bank subsidiary	124,544	113,343
Other assets	484	592

Total assets	$134,993	$127,018

Liabilities and shareholders’ equity
Other liabilities	$46	$203
	—	5,413
Stockholders’ equity	134,947	121,402

Total liabilities and shareholders equity	$134,993	$127,018

Condensed Income Statement

	December 31,
	2005	2004	2003
	(in thousands)
Income
Other income	$144	$144	$184

Total Income	144	144	184
Expense
Interest on subordinated debentures	138	551	551
Prepayment premium on subordinated debt	1,285	—	—
Non-interest expense	185	669	413

Total Expense	1,608	1,220	964
Equity in undistributed income of subsidiaries	8,427	4,794	1,851

Net income before tax benefit	6,963	3,718	1,071

Income tax (benefit)	(484)	—	—

Net Income	7,447	3,718	1,071

Less preferred dividends and accretion	(598)	(817)	(881)
Income allocated to Series A preferred shareholders	(72)	(323)	(61)
Less preferred stock conversion dividend	(459)	—	—

Net income available to common shareholders	$6,318	$2,578	$129

Condensed Statement of Cash Flows

	December 31,
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$7,447	$3,718	$1,071
Increase in other assets	(125)	(82)	—
Decrease in other liabilities	(156)	(322)	(523)
Equity in undistributed income of subsidiaries	(8,427)	(4,794)	(1,851)

Net cash used in operating activities	(1,261)	(1,480)	(1,303)

Investing activities
Contribution to subsidiary	—	(82,878)	(3,980)

Net cash used in investing activities	—	(82,878)	(3,980)

Financing activities
Dividends on series A preferred stock	(942)	(169)	—
Repayment of the Company’s subordinated debentures	(5,250)	—	—
Proceeds from the issuance of preferred stock	—	82,878	4,104
Proceeds from the issuance of common stock warrants	4,070	13,368	—
Proceeds from the exercise of common stock options	265	9	—

Net cash (used in) provided by financing activities	(1,857)	96,086	4,104

Net increase (decrease) in cash and cash equivalents	(3,118)	11,728	(1,179)
Cash and cash equivalents, beginning of year	13,083	1,355	2,534

Cash and cash equivalents, end of year	$9,965	$13,083	$1,355

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

There have been no changes in the Company’s control over financial reporting during the fourth quarter of 2005 that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

(i) CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(ii) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over Financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Betsy Cohen	/s/ Martin Egan
Chief Executive Officer	Chief Financial Officer
March 15, 2006	March 15, 2006

(iii) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Bancorp, Inc. (a Delaware corporation) and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 10, 2006

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2006 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2006 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2006 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2006 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2006 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005

Consolidated Statement of Income for the year ended December 31, 2005

Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005

Consolidated Statement of Cash Flows for the three years ended December 31, 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between the Bancorp, Inc. and the Bancorp Bank(1)

2.2	Acquisition Agreement and Plan of Merger (Mears Motor Livery Corporation) (2)

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen stock certificate(1)

4.2	Investor Rights Agreement (1999) (1)

4.3	Investor Rights Agreement (2002) (1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust(1)

10.10	Sublease and Technical Support Agreement with Cohen Bros. (1)

10.11	TRM and The Bancorp ATM Agreement(1)

21.1	Subsidiaries of Registrant(1)

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed January 6, 2005, and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 15, 2006	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen BETSY Z. COHEN	Chief Executive Officer and Director	March 15, 2006

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 15, 2006

/s/ D. Gideon Cohen D. GIDEON COHEN	Director	March 15, 2006

/s/ Walter T. Beach WALTER T. BEACH	Director	March 15, 2006

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	March 15, 2006

/s/ Matthew Cohn MATTHEW COHN	Director	March 15, 2006

/s/ Leon A. Huff LEON A. HUFF	Director	March 15, 2006

/s/ William H. Lamb WILLIAM H. LAMB	Director	March 15, 2006

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	March 15, 2006

/s/ Linda Schaeffer LINDA SCHAEFFER	Director	March 15, 2006

/s/ Steven N. Stein STEVEN N. STEIN	Director	March 15, 2006

/s/ Joan Specter JOAN SPECTER	Director	March 15, 2006

/s/ Martin F. Egan MARTIN F. EGAN	Chief Financial Officer, Senior Vice President and Secretary	March 15, 2006