Form 10-Q
period 2006-03-31
Bancorp, Inc.
filed 2006-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 51018

THE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405 Silverside Road

Wilmington, DE 19809

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code: (302) 385-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2006 there were 13,658,699 outstanding shares of Common Stock, $1.00 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The Bancorp, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2006	December 31, 2005
	(in thousands)
ASSETS

Cash and cash equivalents
Cash and due from banks	$11,444	$26,627
Interest bearing deposits	1,030	1,029
Federal funds sold	129,623	89,437

Total cash and cash equivalents	142,097	117,093

Investment securities, available-for-sale	113,603	103,596
Loans held for sale	300	805
Loans and leases, net of deferred loan fees	761,483	680,777
Allowance for loan and lease losses	(6,074)	(5,513)

Loans, net	755,409	675,264
Premises and equipment, net	3,865	3,848
Accrued interest receivable	5,081	4,840
Goodwill	3,951	3,951
Other assets	8,183	8,074

Total assets	$1,032,489	$917,471

LIABILITIES

Deposits
Demand (non-interest bearing)	$126,712	$94,266
Savings, money market and interest checking	382,435	373,560
Time deposits	335,911	255,178
Time deposits, $100,000 and over	1,004	9,584

Total deposits	846,062	732,588

Securities sold under agreements to repurchase	4,985	6,908
Federal Home Loan Bank advances	40,000	40,000
Accrued interest payable	1,160	778
Other liabilities	2,773	2,250

Total liabilities	894,980	782,524

SHAREHOLDERS’ EQUITY
Preferred stock -authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 130,703 and 133,031 shares for March 31, 2006 and December 31, 2005, respectively	2	2
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 13,646,624 and 13,637,148 for March 31, 2006 and December 31, 2005, respectively	13,646	13,637
Additional paid-in capital	124,453	124,278
Retained earnings (Accumulated deficit)	1,291	(1,544)
Accumulated other comprehensive loss	(1,883)	(1,426)

Total shareholders’ equity	137,509	134,947

Total liabilities and shareholders’ equity	$1,032,489	$917,471

The accompanying notes are an integral part of these statements.

The Bancorp Inc.

Consolidated Statements of Income

(dollars in thousands)

	For the three months ended March 31,
	2006	2005
	(unaudited)
Interest income
Loans, including fees	$14,159	$7,733
Investment securities	1,615	1,281
Federal funds sold	784	134

	16,558	9,148

Interest expense
Deposits	5,782	2,189
Securities sold under agreements to repurchase	12	20
Federal Home Loan Bank advances	538	331
Subordinated debt	—	138

	6,332	2,678

Net interest income	10,226	6,470
Provision for loan and lease losses	600	500

Net interest income after provision for loan and lease losses	9,626	5,970

Non-interest income
Service fees on deposit accounts	166	141
Merchant credit card deposit fees	331	265
Gain on sales of investment securities	—	67
Leasing income	400	355
Other	403	186

Total non-interest income	1,300	1,014

Non-interest expense
Salaries and employee benefits	3,194	2,442
Occupancy expense	652	575
Data processing expense	582	281
Advertising	138	104
Professional fees	411	266
Other	1,396	1,096
Prepayment premium on subordinated debt	—	1,285

Total non-interest expense	6,373	6,049

Net income before income taxes	4,553	935
Income taxes	1,698	369

Net income	2,855	566

Less preferred stock dividends and accretion	(27)	(204)
Income allocated to Series A preferred shareholders	(20)	(45)

Net income available to common shareholders	$2,808	$317

Net income per share – basic	$0.21	$0.03

Net income per share – diluted	$0.20	$0.03

Weighted average shares – basic	13,639,598	12,195,521
Weighted average shares – diluted	14,170,237	12,642,681

The accompanying notes are an integral part of these statements.

The Bancorp, Inc.

Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2006 (unaudited) and for the year ended December 31, 2005

(in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2004	$11,888	$11	$117,668	$(7,934)	$(231)		$121,402
Net Income				7,447		7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253	—	3,716	—	—	—	3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)	—	—	—	—
Common Stock issued from option exercise	26	—	239	—	—	—	265
Common Stock issued from warrant exercise	470	—	3,531	—	—	—	4,001
Cash dividends on Series A preferred stock	—	—	—	(942)	—	—	(942)
Accretion of Series A Preferred Stock	—	—	115	(115)	—	—	—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						$6,252

Balance at December 31, 2005	13,637	2	124,278	(1,544)	(1,426)		134,947

Net Income				2,855		2,855	2,855
Preferred Shares converted to Common Shares	2	—	(2)	—	—	—	—
Common Stock issued from option exercise	7	—	85	—	—	—	92
Cash dividends on Series A preferred stock	—	—	—	(20)	—	—	(20)
Share based compensation expense	—	—	92	—	—	—	92
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(457)	(457)	(457)

						$2,398

Balance at March 31, 2006 (unaudited)	$13,646	$2	$124,453	$1,291	$(1,883)		$137,509

The accompanying notes are an integral part of these statements.

The Bancorp, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005
Operating activities
Net income	$2,855	$566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	511	258
Provision for loan and lease losses	600	500
Net amortization (accretions) of premium (discount)	(3)	(37)
Net gain on sales of investment securities	—	(67)
Share based compensation expense	92	—
Decrease (increase) in accrued interest receivable	(241)	343
Increase (decrease) in interest payable	382	(87)
Increase in other assets	(46)	(456)
Increase in other liabilities	523	472

Net cash provided by operating activities	4,673	1,492

Investing activities
Purchase of investment securities	(10,700)	(22,208)
Proceeds from sales of investment securities		2,159
Proceeds from calls/maturity of investment securities	4	40,879
Cash paid in excess of cash equivalents from acquisition	—	(666)
Net increase in loans	(80,240)	(63,784)
Purchases of premises and equipment	(356)	(385)

Net cash used in investing activities	(91,292)	(44,005)

Financing activities
Net increase in deposits	113,474	96,009
Net increase (decrease) in securities sold under agreements to Repurchase	(1,923)	1,785
Repayment of Federal Home Loan advances	—	(15,000)
Repayment of notes payable	—	(5,026)
Dividends on Series A preferred stock	(20)	(155)
Net proceeds from the exercise of options	92	—
Redemption of subordinated debentures	—	(5,250)

Net cash provided by financing activities	111,623	72,363

Net increase in cash and cash equivalents	25,004	29,850

Cash and cash equivalents, beginning of year	117,093	19,503

Cash and cash equivalents, end of period	$142,097	$49,353

Supplemental disclosure:
Interest Paid	$5,950	$2,626

Taxes Paid	$1,050	$300

The accompanying notes are an integral part of these statements.

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three month period ended March 31, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

Note 2. Stock-based Compensation

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements of FAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. The Company’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Effective January 1, 2006, the Company recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Company has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Company estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Company has chosen to recognize compensation expense for new grants using the straight-line method over the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants at March 31, 2006 and March 31, 2005, respectively: expected volatility of 27.48% and 38%; risk-free interest rate of 4.57% and 4.26%; and an expected life of 7 years and 10 years. Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the three months ended March 31, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $92,000 and $58,000 lower, respectively, than if it had continued to account for share based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the Company plan to stock-based employee compensation (in thousands).

For the three months ended March 31, 2005
Net income, as reported	$566
Less stock-based compensation costs under fair value based method for all awards	(1,769)

Pro forma net loss	(1,203)
Less preferred stock dividends and accretion	(204)

Net loss available to common shareholders	$(1,407)

Net loss per share basic, pro forma	$(0.11)

Net loss per share diluted, pro forma	$(0.11)

There is no pro forma effect for the three months ended March 31, 2006 since stock based compensation was recorded under Statement 123 in 2006.

The following table is a summary of the activity in the plans as of March 31, 2006 and changes during the period then ended follows:

	Shares	Weighted- average exercise price	Average remaining contractual term	Aggregate intrinsic value
Outstanding at beginning of the year	1,673,380	12.23
Granted	1,000	20.98
Exercised	7,148	12.91
Forfeited	—

Outstanding at end of period	1,667,232	12.20	7.39	$20,590,315

Options exercisable at end of period	1,596,482	12.17	7.36	$19,764,447

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $8.45 and $7.95, respectively. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $62,000 and $0, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price.

As of March 31, 2006, there was a total of $400,000 of unrecognized compensation cost related to nonvested awards under share based plans. This cost is expected to be recognized over a weighted average period of 1.26 years.

During the first quarter of 2006 the Company granted 13,500 phantom stock units that vest on December 31, 2006. Each stock unit represents the right to receive one share of common stock of the Company at the time the unit is fully vested. The fair value of the grant was $17.50, which was the fair value of the common stock on the date of the grant.

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

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$2,808	13,639,598	$0.21
Effect of dilutive securities
Options	—	530,639	$(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$2,808	14,170,237	$0.20

Options to acquire 1,000 shares of common stock for $20.98 per share were outstanding at March 31, 2006 but were not included in the weighted average shares because the exercise price was greater than the market price.

	For the three months ended March 31, 2005
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

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	March 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,940	$—	$(1,992)	$57,948
Mortgage backed securities	5,310	25	(574)	4,761
Other securities	51,205	184	(495)	50,894

	$116,455	$209	$(3,061)	$113,603

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,936	$—	$(1,559)	$58,377
Mortgage backed securities	5,553	27	(565)	5,015
Other securities	40,268	242	(306)	40,204

	$105,757	$269	$(2,430)	$103,596

The amortized cost and fair value of the Company’s investment securities available-for-sale at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due before one year	$3,000	$2,993
Due after one year through five years	76,709	74,555
Due after five years through ten years	4,095	4,080
Due after ten years	29,269	28,593
Federal Home Loan and Atlantic Central Bankers Bank stock	3,382	3,382

	$116,455	$113,603

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	March 31, 2006 amount	December 31, 2005 amount
	(unaudited)
Commercial	$121,756	$119,654
Commercial mortgage	222,746	190,153
Construction	199,292	168,149

Total commercial loans	543,794	477,956
Direct financing leases, net	90,145	81,162
Residential mortgage (1)	64,658	62,378
Consumer loans and others	63,961	61,017

	762,558	682,513
Deferred loan costs	(775)	(931)

Total loans, net of deferred loan costs	$761,783	$681,582

(1)	Includes loans held for sale of $300,000 at March 31, 2006 and $805,000 at December 31, 2005.

Note 6. Transactions with affiliates

The Company paid $0 and $16,900 to Cohen Bros. & Co. (Cohen Bros.) for investment securities brokerage services performed for the periods ended March 31, 2006, 2005, respectively. The Chairman of the Company is the principal of Cohen Brothers, LLC which owns 100% of Cohen Bros. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. RAIT paid the Company approximately $84,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively. Under the technical support agreements, which commenced in January 2001, the Company also provides technical support for RAIT for a fee of $5,000 a month. RAIT paid the Bank $15,000 for such services for the three months ended March 31, 2006 and 2005.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. under which Cohen Bros. pays rent of $6,761 per month. Cohen Bros. paid approximately $34,000 and $20,000 in rent for the three months ended March 31, 2006 and 2005, respectively.

In July 2002, Cohen Bros. entered into an agreement with the Company under which Cohen Bros. pays fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. Technical and telephone support fees for Cohen Bros. were $23,000 and $13,800 for the periods ended March 31, 2006 and 2005, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $109,576,000 and $115,942,000 as of March 31, 2006 and December 31, 2005, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2006, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At March 31, 2006, loans to these related parties amounted to $3,402,000.

The Bank entered into an ATM Agreement with TRM ATM Corporation (TRM ATM) in September 2000. Under this agreement, TRM ATM installs, operates and services automated teller machines at various locations of the Bank’s choosing. The Bank retains all fees and charges derived from the transactions conducted at the ATM (except for one ATM situated with one of the Bank’s affinity group customers in which it shares such fees and charges). The Bank currently leases seven machines under this agreement. TRM ATM is a wholly-owned subsidiary of TRM Corporation (TRM). The Chairman of TRM is the Company’s Chairman. A director of TRM is the spouse of the Company’s Chief Executive Officer and the father of the Chairman. Fees paid to TRM ATM were approximately $4,000 for the periods ended March 31, 2006 and 2005.

Note 7. Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 8. Repayment of Subordinated Debentures

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. The Company recorded an expense of approximately $1.3 million for the three months ended March 31, 2005, reflecting a prepayment premium of $819,000 and the charge-off of $466,000 of unamortized offering costs.

Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Results of Operations

Net Income: Net income for the first quarter of 2006 was $2.9 million compared to net income of $566,000 for the first quarter of 2005. Diluted earnings per share were $0.20 in the first quarter of 2006. Return on average assets was 1.25% and return on average equity was 8.42% for the first quarter of 2006.

Net Interest Income: Our interest income for the first quarter of 2006 increased to $16.6 million from $9.1 million in the first quarter of 2005, while our net interest income increased to $10.2 million from $6.5 million. Our average loans increased to $701.1 million for the first quarter of 2006 from $453.2 million for the first quarter of 2005. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first quarter 2006 increased to 4.65% from 4.44% for the first quarter of 2005, an increase of 21 basis points (.21%). The increased net interest margin resulted from the following:

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	an increase in our demand account balances.

For the first quarter of 2006 the average yield on our interest-earning assets increased to 7.53% from 6.27% for first quarter of 2005, an increase of 126 basis points (1.26%). Cost of interest-bearing deposits increased to 3.74% for the first quarter of 2006 from 2.42% for the first quarter of 2005, an increase of 132 basis points (1.32%). The increase in the cost of interest-bearing deposits was the result of interest rate increases by the Federal Reserve Board in the first quarter of 2006 over those prevailing in the first quarter of 2005. Average interest bearing deposits increased to $618.5 million from $361.3 million, an increase of $257.2 million or 71.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2006			2005
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of fees	$701,090	$14,159	8.08%	$453,158	$7,733	6.83%

Investment securities	110,689	1,615	5.84%	109,260	1,281	4.69%
Interest bearing deposits	1,030	—	0.00%	1,029	—	0.00%
Federal funds sold	67,130	784	4.67%	20,066	134	2.67%

Net interest-earning assets	879,939	16,558	7.53%	583,513	9,148	6.27%
Allowance for loan and lease losses	(5,775)			(3,671)
Other assets	37,062			23,885

	$911,226			$603,727

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$104,978			$64,538

Interest bearing deposits
Interest checking	49,465	$247	2.00%	26,006	$68	1.05%
Savings and money market	296,293	2,773	3.74%	141,875	838	2.36%
Time	272,738	2,762	4.05%	193,436	1,283	2.65%

Total interest bearing deposits	618,496	5,782	3.74%	361,317	2,189	2.42%

FHLB advances	44,722	538	4.81%	50,111	331	2.64%
Other borrowed funds	3,978	12	1.21%	4,226	20	1.89%
Subordinated debt	—	—		—	138

Net interest bearing liabilities	667,196	6,332	3.80%	415,654	2,678	2.58%

Other liabilities	3,344			747

Shareholders’ equity	135,708			122,788

	$911,226			$603,727

Net yield on average interest earning assets		$10,226	4.65%		$6,470	4.44%

In the first quarter of 2006, average interest-earning assets increased to $879.9 million, an increase of $296.4 million, or 50.8%, from the first quarter of 2005.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $600,000 for the first quarter of 2006 compared to $500,000 for the first quarter of 2005. At March 31, 2006, our allowance for loan and lease losses amounted to $6.1 million or .80% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $1.3 million for the first quarter of 2006 as compared to $947,000 for the first quarter of 2005, an increase of $353,000 or 37.3%. The gains on sales of investment securities totaled $0 in the first quarter of 2006 compared to a $67,000 gain on sale investment securities for the same period last year. The principal reasons for the increase of non-interest income were an increase in income from merchant credit card fees and an increase in other income. Our merchant credit card income was $331,000 for the first quarter of 2006, an increase of $66,000 or 24.9% as compared to the first quarter of 2005. This increase was substantially the result of one of the independent service organization which we have an existing relationship transferring a merchant portfolio to us from another institution as well as a reduction in pricing from a third party processor. Other income increased to $403,000 for the first quarter of 2006 from $186,000 for the first quarter of 2005 an increase of $217,000 or 116,770. The primary reason for the increase was due to an increase ACH processing fees $151,000 over the prior year period.

Non-Interest Expense. Total non-interest expense was $6.4 million for the first quarter of 2006, as compared to $6.1 million for first quarter of 2005, an increase of $324,000 or 5.4%. Salaries and employee benefits amounted to $3.2 million for the first quarter of 2006 as compared to $2.4 million for the first quarter of 2005. The increase in salaries and employee benefits resulted from increases in the commercial lending and affinity group staffs relating to the growth in our loan portfolio and our private client and health savings account lines of business. Computer expense increased to $582,000 for the first quarter of 2006, an increase of $301,000 or 107%. The increase represents the upgrade of our internet banking platform in 2005 and increases from growth in the health savings account portfolio. Professional fees increased to $411,000 for the first quarter of 2006, an increase of $145,000 or 55% from the first quarter of 2005. The increase reflects the increasing costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002.

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

The primary source of funds for our financing activities have been cash inflows from net increases in deposits, which were $31.4 million in the first three months of 2006. We have also used sources outside of our core deposit products to fund our loan growth including the Federal Home Loan Bank and repurchase agreements. As of March 31, 2006, we had $40.0 million of outstanding Federal Home Loan Bank advances and $5.0 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $81.0 million in the first three months of 2006. At March 31, 2006, we had outstanding commitments to fund loans, including unused lines of credit, of $294.9 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At March 31, 2006 we were “well capitalized” under banking regulations.

The following table sets forth the regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF MARCH 31, 2006:
The Company	14.71%	15.48%	16.19%
The Bancorp Bank	13.78%	14.38%	15.08%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2005:
The Company	15.90%	17.94%	18.69%
The Bancorp Bank	14.65%	16.46%	17.20%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2006. Except as stated below, we determine the amounts of assets or liabilities shown which reprice or mature during a particular period in accordance with the contractual terms of each asset or liability. We assume the majority of interest-bearing demand deposits and savings deposits are “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, we show 50% of the core interest checking deposits and 25% of core savings and money market deposits as maturing or repricing within the “1 – 90 days” column and show the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. We schedule payments of fixed-rate loans and mortgage-backed securities based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years

	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$387,162	$110,311	$99,934	$90,405	$73,971
Investments, available for sale	2,993	74,555	4,080	28,593	3,382
Interest bearing deposits	1,030	—	—	—	—
Federal funds sold	129,623	—	—	—	—

Total interest earning assets	520,808	184,866	104,014	118,998	77,353

Interest bearing liabilities:
Interest checking	30,299	—	30,298	—	—
Savings and money market	80,460	—	241,378	—	—
Time deposits	146,838	181,595	8,482	—	—
Securities sold under agreements to repurchase	4,985	—	—	—	—
Federal Home Loan Bank advances	40,000	—	—	—	—

Total interest bearing liabilities	302,582	181,595	280,158	—	—

Gap	$218,226	$3,271	$(176,144)	$118,998	$77,353

Cumulative gap	$218,226	$221,497	$45,353	$164,351	$241,704

Gap to assets ratio	21%	*	-17%	12%	7%
Cumulative gap to assets ratio	21%	21%	4%	16%	23%

*	- Less than 1%.

The method we use to analyze interest rate sensitivity in this table has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.

Financial Condition

General. Our total assets at March 31, 2006 were $1.03 billion, of which our total loans (including loans held for sale) were $761.8 million. At December 31, 2005 our total assets were $917.5 million, of which our total loans (including loans held for sale) were $681.6 million. Our portfolio of commercial, commercial mortgage and construction loans grew $65.8 million, or 13.8%, from year-end 2005 to $543.8 million at March 31, 2006.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $113.6 million on March 31, 2006, an increase of $10.0 million or 9.7% from year-end 2005. Investments increased due to a $10 million investment security purchased during the first quarter 2006.

Loan Portfolio. Total loans increased to $761.8 million at March 31, 2006 from $681.6 million at December 31, 2005, an increase of $80.2 million or 11.8%.

The following table summarizes our loan portfolio by loan category for the periods indicated:

	March 31, 2006 amount	December 31, 2005 amount
	(unaudited)
Commercial	$121,756	$119,654
Commercial mortgage	222,746	190,153
Construction	199,292	168,149

Total commercial loans	543,794	477,956
Direct financing leases, net	90,145	81,162
Residential mortgage (1)	64,658	62,378
Consumer loans and others	63,961	61,017

	762,558	682,513
Deferred loan costs	(775)	(931)

Total loans, net of deferred loan costs	$761,783	$681,582

(1)	Includes loans held for sale of $300,000 at March 31, 2006 and $805,000 at December 31, 2005.

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment our historical experience for each loan pool by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate.

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

	Three months ended March 31,		Year ended December 31, 2005
	2006	2005
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$5,513	$3,593	$3,593

Loans charged-off:
Commercial	—	—	113
Lease financing	39	43	80
Consumer	—	—	2

Total	39	43	195

Recoveries:
Lease financing	—	51	15

Total	—	—	15

Net charge-offs (recoveries)	39	(8)	180
Provision charged to operations	600	500	2,100

Balance in allowance for loan and lease losses at end of period	$6,074	$4,101	$5,513

Net charge-offs/average loans	0.01%	0.00%	0.03%

Non-Performing Loans. We consider loans to be non-performing if they are on a non-accrual basis or we have terms renegotiated their terms to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had no non-accrual or renegotiated loans at March 31, 2006 compared to $205,000 of non-accrual loans at March 31, 2005. Loans past due 90 days or more still accruing interest amounted to $270,000, $538,000 and $703,000 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. At March 31, 2006, we had total deposits of $846.1 million as compared to $732.6 million at December 31, 2005, an increase of $113.5 million or 15.5%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the Three months ended March 31, 2006		December 31, 2005
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$104,978	—	$94,385	—
Interest checking	49,465	2.00%	28,624	1.20%
Savings and money market	296,293	3.74%	205,146	2.84%
Time	272,738	4.05%	226,290	3.23%

Total deposits	$723,474	3.20%	$554,445	2.43%

Borrowings

At March 31, 2005 we had $40.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2005 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in the Company’s control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

(a) Item6. Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between the Bancorp, Inc. and the Bancorp Bank (1)

2.2	Acquisition Agreement and Plan of Merger (Mears Motor Livery Corporation) (2)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Investor Rights Agreement (1999) (1)

4.3	Investor Rights Agreement (2002) (1)

10.1	1999 Stock Option Plan (the “1999 SOP”) (3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP (3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP (3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) (4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan (5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan (5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan (6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan (1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust (1)

10.10	Sublease and Technical Support Agreement with Cohen Bros. (1)

10.11	TRM and The Bancorp ATM Agreement (1)

21.1	Subsidiaries of Registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed January 6, 2005, and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bancorp Inc.
(Registrant)

/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

/s/ Martin F. Egan
Martin F. Egan
Senior Vice President,
Chief Financial Officer and Secretary

May 10, 2006

Date