Form 10-Q/A
period 2006-03-31
Bancorp, Inc.
filed 2006-06-15
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 10, 2006 (the “Original Filing”). The Company is filing this Amendment in order to (i) re-file Exhibits 31.1 and 31.2, both of which include certifications in paragraph 4 that were inadvertently omitted from the Original Filing and (ii) re-file Exhibits 32.1 and 32.2, both of which include corrected references to the Company’s quarter ended March 31, 2006.

We have included the complete text of the Original filing in its entirety in this Amendment to reflect the above changes. This Amendment does not modify or update any other exhibits or disclosures presented in the Original Filing.

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

June 15, 2006

Date