Form 10-K/A
period 2005-12-31
Bancorp, Inc.
filed 2006-06-21
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This abbreviated amendment on Form 10-K/A (this “Amendment”) amends Exhibit 31.1 and 31.2 originally filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original Filing”). The exhibits contained in the Original Filing did not contain the proper internal control language in Item 4.

Except as described above, this Amendment does not revise or update or in any way affect any information or disclosures contained in the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

June 21, 2006	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

June 21, 2006	By:	/s/ Martin F. Egan
Martin F. Egan
Chief Financial Officer, Senior Vice President and Secretary