Form 10-Q
period 2006-06-30
Bancorp, Inc.
filed 2006-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 28, 2006 there were 13,673,823 outstanding shares of Common Stock, $1.00 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,000	$26,627
Interest bearing deposits	1,030	1,029
Federal funds sold	118,918	89,437

Total cash and cash equivalents	132,948	117,093

Investment securities, available-for-sale	113,725	103,596
Loans and Leases held for sale	1,378	805
Loans, net of deferred loan costs	841,444	680,777
Allowance for loan and lease losses	(6,751)	(5,513)

Loans, net	834,693	675,264
Premises and equipment, net	3,877	3,848
Accrued interest receivable	6,243	4,840
Goodwill	3,951	3,951
Other assets	8,544	8,074

Total assets	$1,105,359	$917,471

LIABILITIES
Deposits
Demand (non-interest bearing)	$79,868	$94,266
Savings, money market and interest checking	399,819	373,560
Time deposits	400,321	255,178
Time deposits, $100,000 and over	16,843	9,584

Total deposits	896,851	732,588

Securities sold under agreements to repurchase	9,569	6,908
Federal Home Loan Bank advances	55,000	40,000
Accrued interest payable	2,270	778
Other liabilities	943	2,250

Total liabilities	964,633	782,524

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 118,628 and 133,031 shares for June 30, 2006 and December 31, 2005, respectively	1	2
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 13,673,823 and 13,637,148 for June 30, 2006 and December 31, 2005, respectively	13,674	13,637
Additional paid-in capital	124,762	124,278
Retained earnings (accumulated deficit)	4,439	(1,544)
Accumulated other comprehensive loss	(2,150)	(1,426)

Total shareholders’ equity	140,726	134,947

Total liabilities and shareholders’ equity	$1,105,359	$917,471

The accompanying notes are an integral part of these statements.

The Bancorp Inc. and Subsidiary

Consolidated Statements of Income

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except share data)
Interest income
Loans, including fees	$16,630	$9,352	$30,789	$17,085
Investment securities	1,558	1,025	3,173	2,306
Federal funds sold	725	451	1,509	585
Interest bearing deposits	—	1	—	1

	18,913	10,829	35,471	19,977

Interest expense
Deposits	7,663	3,141	13,445	5,330
Securities sold under agreements to repurchase	10	21	22	41
Federal Home Loan Bank advances	432	305	970	636
Subordinated debt	—	—	—	138

	8,105	3,467	14,437	6,145

Net interest income	10,808	7,362	21,034	13,832
Provision for loan and lease losses	700	550	1,300	1,050

Net interest income after provision for loan and lease losses	10,108	6,812	19,734	12,782

Non-interest income
Service fees on deposit accounts	219	192	385	333
Merchant credit card deposit fees	252	316	583	581
Gain on sales of investment securities	—	—	—	67
Leasing income	405	498	805	853
ACH Processing Fees	157	61	326	76
Other	400	224	634	395

Total non-interest income	1,433	1,291	2,733	2,305

Non-interest expense
Salaries and employee benefits	3,148	2,549	6,342	4,991
Occupancy expense	670	575	1,322	1,150
Data processing expense	629	343	1,211	624
Advertising	160	166	298	270
Professional fees	373	275	784	541
Other	1,513	1,186	2,909	2,282
Prepayment premium on subordinated debt	—	—	—	1,285

Total non-interest expense	6,493	5,094	12,866	11,143

Net income before income tax	5,048	3,009	9,601	3,944
Income tax	1,880	1,127	3,578	1,496

Net income	3,168	1,882	6,023	2,448

Less preferred stock dividends and accretion	(27)	(204)	(54)	(408)

Income allocated to Series A preferred shareholders	(20)	(141)	(40)	(186)

Net income available to common shareholders	$3,121	$1,537	$5,929	$1,854

Net income per share - basic	$0.23	$0.12	$0.43	$0.15

Net income per share - diluted	$0.22	$0.12	$0.42	$0.15

Weighted average shares - basic	13,666,113	12,414,366	13,651,127	10,305,548
Weighted average shares - diluted	14,292,319	12,849,287	14,232,170	12,699,731

The accompanying notes are an integral part of these statements.

The Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders’ Equity

For the three months ended June 30, 2006 (unaudited) and for the year ended December 31, 2005

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2004	$11,888	$11	$117,668	$(7,934)	$(231)		$121,402
Net Income				7,447		7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)				—
Common Stock issued from option exercise	26		239				265
Common Stock issued from warrant exercise	470		3,531				4,001
Cash dividends on Series A preferred stock				(942)			(942)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						$6,252

Balance at December 31, 2005	13,637	2	124,278	(1,544)	(1,426)		134,947

Net Income				6,023		6,023	6,023
Preferred Shares converted to Common Shares	14	(1)	(13)				—
Common Stock issued from option exercise	23		299				299
Cash dividends on Series A preferred stock				(40)			(40)
Stock-based compensation			198				198
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(724)	(724)	(724)

						$5,299

Balance at June 30, 2006 (unaudited)	$13,674	$1	$124,762	$4,439	$(2,150)		$140,726

The accompanying notes are an integral part of these statements.

The Bancorp, Inc. and Subsidiary

Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2006	2005
Operating activities
Net income	$6,023	$2,448
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,014	566
Provision for loan and lease losses	1,300	1,050
Net amortization (accretions) of premium (discount)	(7)	(51)
Net gain on sales of investment securities	—	(67)
Share based compensation expense	198	—
Decrease (increase) in accrued interest receivable	(1,403)	26
Increase in interest payable	1,492	72
(Increase) decrease in other assets	(417)	825
(Decrease) increase in other liabilities	(1,307)	1,719

Net cash provided by operating activities	6,893	6,588

Investing activities
Purchase of investment securities	(11,223)	(30,208)
Proceeds from sales of investment securities	4	2,159
Proceeds from calls/maturity of investment securities	—	40,572
Cash paid in excess of cash equivalents from acquisition	—	(666)
Purchase of loans	(1,897)	—
Net increase in loans	(159,405)	(123,816)
Purchases of premises and equipment	(723)	(1,295)

Net cash used in investing activities	(173,244)	(113,254)

Financing activities
Net increase in deposits	164,263	168,985
Net increase in securities sold under agreements to Repurchase	2,661	200
Net increase (decrease) from Federal Home Loan advances	15,000	(15,000)
Repayment of notes payable	—	(5,026)
Dividends on Series A preferred stock	(40)	(310)
Net proceeds from the exercise of options	277	219
Net proceeds from exercise of warrants	—	3,050
Excess Tax benefit from share based payment arrangements	45
Redemption of subordinated debentures	—	(5,250)

Net cash provided by financing activities	182,206	146,868

Net increase in cash and cash equivalents	15,855	40,202
Cash and cash equivalents, beginning of year	117,093	19,503

Cash and cash equivalents, end of period	$132,948	$59,705

Supplemental disclosure:
Interest Paid	$13,473	$5,935

Income Taxes Paid	$5,151	$1,267

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

Note 2. Stock-based Compensation

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirement of SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. The Company’s consolidated financial statement as of and for the second quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

At January 1, 2006, the Company recognized compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service had not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Company has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Company estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occured under SFAS 123. The Company has chosen to recognize compensation expense for new grants using the straight-line method over the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants at June 30, 2006 and June 30, 2005, respectively: expected volatility of 27.48% and 38%; risk-free interest rate of 4.57% and 4.26%; and an expected life of 7 years and 10 years. Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the six months ended June 30, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation (in thousands).

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income, as reported	$1,882	$2,448
Less stock-based compensation costs under fair value based method for all awards	—	(1,769)

Pro forma net income	1,882	679
Less preferred stock dividends and accretion	(204)	(408)
Income allocated to Series A preferred shareholders	(141)	(51)

Net income available to common shareholders	$1,537	$220

Net income per share basic, as reported	$0.12	$0.15

Net income per share basic, pro forma	$—	$0.02

Net income per share diluted, as reported	$0.12	$0.15

Net income per share diluted, pro forma	$—	$0.02

There is no pro forma effect for the six months ended June 30, 2006 since stock based compensation was recorded under SFAS 123(R) in 2006.

The following table is a summary of the activity in the plans for the six months ended June 30, 2006 and changes during the period:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual (years)	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,673,380	$12.20
Granted	1,000	$20.98
Exercised	22,272	$12.43
Forfeited	—

Outstanding at end of period	1,652,108	$12.20	7.15	$20,403,534

Options exercisable at end of period	1,586,858	$12.16	8.45	$19,661,171

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $8.45 and $8.05 respectively. The total intrinsic value of options exercised during the second quarter 2006 and 2005 was $78,000 and $0.00, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $140,000 and $0.00, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price.

As of June 30, 2006, there was a total of $177,000 of unrecognized compensation cost related to nonvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1.64 years.

During the first quarter of 2006 the Company granted 13,500 phantom stock units that vest on December 31, 2006. Each stock unit represents the right to receive one share of common stock of the Company at the time the unit is fully vested. The fair value of the grants was $17.50, which was the fair value of the common stock on the date of the grant. As of June 30, 2006 there was a total of $126,000 of unrecognized compensation cost related to unvested phantom stock units. This cost is expected to be recognized over a weighted average period of 0.5 years.

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

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,121	13,666,113	0.23
Effect of dilutive securities
Options	—	622,805	(0.01)
Warrants	—	—	—
Restricted Stock	—	3,401	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,121	14,292,319	$0.22

	For the six months ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$5,929	13,651,127	0.43
Effect of dilutive securities
Options	—	578,375	(0.01)
Warrants	—	—
Restricted Stock	—	2,668	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$5,929	14,232,170	$0.42

	For the three months ended June 30, 2005
	Income (numerator)	Shares (denominator)	Per share Amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,537	12,414,366	$0.12
Effect of dilutive securities
Options	—	347,914	—
Warrants	—	87,007	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,537	12,849,287	$0.12

	For the six months ended June 30, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,854	12,305,548	$0.15
Effect of dilutive securities
Options	—	313,275	—
Warrants	—	80,908	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,854	12,699,731	$0.15

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at June 20, 2006 are summarized as follows (in thousands):

	June 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,944	$—	$(2,369)	$57,575
Mortgage-backed securities	6,226	24	(596)	5,654
Other securities	50,814	126	(444)	50,496

	$116,984	$150	$(3,409)	$113,725

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,936	$—	$(1,559)	$58,377
Mortgage-backed securities	5,553	27	(565)	5,015
Other securities	40,268	242	(306)	40,204

	$105,757	$269	$(2,430)	$103,596

The amortized cost and fair value of the Company’s investment securities available-for-sale at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due before one year	$3,000	$3,000
Due after one year through five years	77,801	75,176
Due after five years through ten years	3,000	3,015
Due after ten years	30,129	29,480
Federal Home Loan and Atlantic Central Bankers Bank stock	3,054	3,054

	$116,984	$113,725

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	June 30, 2006 Amount	December 31, 2005 Amount
	(unaudited)
Commercial	$136,892	$119,654
Commercial mortgage	238,406	190,153
Construction	227,842	168,149

Total commercial loans	603,140	477,956
Direct financing leases, net	92,729	81,162
Residential mortgage (1)	67,823	62,378
Consumer loans and others	79,867	61,017

	843,559	682,513
Deferred loan costs	(737)	(931)

Total loans, net of deferred loan costs	$842,822	$681,582

Non-accrual loans	$—	$205

Non performing loans	$313	$1,087

Allowance for loan and lease losses to total loans	0.80%	0.83%

(1)	Includes loans held for sale of $1.4 million at June 30, 2006 and $805,000 at December 31, 2005.

The Company did not have any impaired loans on June 30, 2006. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

Note 6. Transactions with affiliates

The Company paid $0.00 and $16,900 to Cohen Bros. & Company (Cohen Bros.) for investment securities brokerage services performed for the six months ended June 30, 2006 and 2005, respectively. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen Bros. & Company. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros. & Company.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. Under the technical support agreement, which commenced in January 2001, the Company also provides technical support to RAIT for a fee of $5,000 a month. RAIT paid the Company $30,000 for such services for the six months ended June 30, 2006 and 2005. RAIT paid the Company approximately $168,000 for rent for the first six months of 2006 and $147,000 for the first six months of 2005.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. commencing in July 2002. Cohen Bros. paid approximately $68,000 in rent for the six months ended June 30, 2006 and $54,000 for the six months ended June 30, 2005.

In July 2002, Cohen Bros. entered into an agreement with the Company under which Cohen Bros. pays fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. Technical and telephone support fees received from Cohen Bros. were $28,000 and $39,600 for the six months ended June 30, 2006 and 2005, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $77,834,000 and $115,942,000 as of June 30, 2006 and December 31, 2005, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2006, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At June 30, 2006 loans to these related parties amounted to $2,992,212 in outstanding principal amount.

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

Note 9. New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.

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

Results of Operations

Second quarter 2006 to second quarter 2005

Net Income: Net income for the second quarter of 2006 was $3.2 million, compared to net income of $1.9 million for the second quarter of 2005. Diluted earnings per share were $0.22 in the second quarter of 2006 as compared to $0.12 for the second quarter of 2005. Return on average assets was 1.26% and return on average equity was 9.15% for the second quarter of 2006, as compared to 1.03% and 5.92%, respectively for the second quarter of 2005.

Net Interest Income: Our interest income for the second quarter of 2006 increased to $18.9 million from $10.8 million in the second quarter of 2005, while our net interest income increased to $10.8 million from $7.4 million. Our average loans increased to $803.7 million for the second quarter of 2006 from $530.0 million for the second quarter of 2005. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the second quarter 2006 increased to 4.43% from 4.20% for the second quarter of 2005, an increase of 23 basis points (.23%). The increased net interest margin resulted from the following:

•	Increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	An increase in our average demand account balances.

In general, changes in rates immediately affect our variable rate loans, while deposit rates tend to take a longer period to adjust, which in general would mean the Company is considered to have an asset sensitive balance sheet. In a rising rate environment this would typically lead to an improving net interest margin; however; the current interest rate environment is causing liabilities to reprice over a shorter period of time. Management attributes this principally to a highly competitive deposit pricing environment. Additionally, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits. For the second quarter of 2006 the average yield on our interest-earning assets increased to 7.76% from 6.18% for second quarter of 2005, an increase of 158 basis points (1.58%). Cost of interest-bearing deposits increased to 4.23% for the second quarter of 2006 from 2.58% for the second quarter of 2005, an increase of 165 basis points (1.65%). Average interest bearing deposits increased to $724.2 million from $486.4 million, an increase of $237.8 million or 48.9%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$803,705	$16,630	8.28%	$530,003	$9,352	7.06%
Investment securities	112,885	1,558	5.52%	104,529	1,025	3.92%
Interest bearing deposits	1,030	1	0.39%	1,029	1	0.39%
Federal funds sold	57,762	724	5.01%	65,345	451	2.76%

Net interest-earning assets	975,382	18,913	7.76%	700,906	10,829	6.18%

Allowance for loan and lease losses	(6,359)			(4,278)
Other assets	34,583			37,173

	$1,003,606			$733,801

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$98,798			$73,511
Interest bearing deposits
Interest checking	63,969	$377	2.36%	27,128	$76	1.12%
Savings and money market	311,626	3,352	4.30%	246,512	1,271	2.06%
Time	348,607	3,934	4.51%	212,781	1,794	3.37%

Total interest bearing deposits	724,202	7,663	4.23%	486,421	3,141	2.58%

FHLB advances	33,708	432	5.13%	39,231	305	3.11%
Other borrowed funds	3,422	10	1.17%	4,091	21	2.05%

Net interest bearing liabilities	761,332	8,105	4.26%	529,743	3,467	2.62%

Other liabilities	4,972			3,324
Shareholders’ equity	138,504			127,223

	$1,003,606			$733,801

Net yield on average interest earning assets		$10,808	4.43%		$7,362	4.20%

In the second quarter of 2006, average interest-earning assets increased to $975.4 million, an increase of $274.5 million, or 39.2%, from the second quarter of 2005.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $700,000 for the second quarter of 2006 compared to $550,000 for the second quarter of 2005. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $1.4 million for the second quarter of 2006 as compared to $1.3 million for the second quarter of 2005, an increase of $142,000 or 11.0%. The principal reasons for the increase in non-interest income were an increase in income from Automated Clearing House (ACH) processing fees and an increase in other income. Our ACH Processing fees increased $96,000 as a result of organic growth as more customers transition to ACH processing. Leasing income decreased to $405,000 from $498,000, a decrease of $93,000 or 18.7%. The decrease in income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market. Approximately 94% of our lease portfolio, by cost consists of automobile leases. Other income increased to $400,000 for the second quarter of 2006 as compared to $224,000 in the same period of 2005. Approximately $165,000 of the increase was a fee we received from Mastercard after its initial public offering.

Non-Interest Expense. Total non-interest expense was $6.5 million for the second quarter of 2006, as compared to $5.1 million for second quarter of 2005, an increase of $1.4 million or 27.5%. Salaries and employee benefits amounted to $3.1 million for the second quarter of 2006 as compared to $2.5 million for the second quarter of 2005. The increase in salaries and employee benefits resulted from increases in the commercial lending and affinity group staffs relating to the growth in our loan portfolio and our private client and health savings account lines of business. Computer expense increased to $629,000 for the second quarter of 2006 an increase of $286,000 or 83.4%. The increase reflects the upgrade of our internet banking platform in 2005 and increases from growth in the health savings account portfolio. Professional fees increased to $373,000 for the second quarter of 2006, an increase of $98,000 or 35.6%. The increase reflects the increasing compliant costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002.

First six months of 2006 to first six months of 2005

Net Income: Net income for the first six months of 2006 was $6.0 million, compared to net income of $2.4 million for the first six months of 2005. Diluted earnings per share were $0.42 in the first six months of 2006 as compared to $0.15 for the first six months of 2005. Return on average assets was 1.26% and return on average equity was 8.80% for first six months of 2006, as compared to .73% and 3.91%, respectively for the first six months of 2005.

Net Interest Income: Our interest income for the first six months of 2006 increased to $35.5 million from $20.0 million in the first six months of 2005, while our net interest income increased to $21.0 million from $13.8 million. Our average loans increased to $752.8 million for first six months of 2006 from $491.7 million for the first six months of 2005. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first six months 2006 increased to 4.53% from 4.31% for the first six months of 2005, an increase of 22 basis points (.22%). The increased net interest margin resulted from the following:

•	an increase in rates by the Federal Reserve Board which increased the rates on our variable rate and new loans, and

•	increase in deposits in our demand account balances.

In general the first six months of 2006 the average yield on our interest-earning assets increased to 7.64% from 6.23% for first six months of 2005 an increase of 141 basis points (1.41%). Cost of interest-bearing deposits increased to 4.00% for the first six months of 2006 from 2.37% for the first six months of 2005, an increase of 163 basis points (1.63%). Average interest bearing deposits increased to $671.6 million from $450.3 million, an increase of $221.3 million or 49.1%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six months ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$752,753	$30,789	8.18%	$491,707	$17,085	6.95%
Investment securities	111,789	3,173	5.68%	106,744	2,306	4.32%
Interest-bearing deposits	1,030	1	0.19%	1,029	1	0.19%
Federal funds sold	62,420	1,508	4.83%	41,737	585	2.80%

Net interest-earning assets	927,992	35,471	7.64%	641,217	19,977	6.23%
Allowance for loan and lease losses	(6,069)			(3,976)
Other assets	35,747			31,018

	$957,670			$668,259

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$101,912			$40,597
Interest-bearing deposits
Interest checking	56,757	$624	2.20%	26,570	$144	1.08%
Savings and money market	304,481	6,125	4.02%	220,604	2,109	1.91%
Time	310,403	6,696	4.31%	203,162	3,077	3.03%

Total interest-bearing deposits	671,641	13,445	4.00%	450,336	5,330	2.37%

FHLB advances	39,185	970	4.95%	44,641	636	2.85%
Other borrowed funds	3,698	22	1.19%	4,158	41	1.97%
Subordinated debt	—	—		2,625	138	10.51%

Net interest-bearing liabilities	714,524	14,437	4.04%	501,760	6,145	2.45%

Other liabilities	4,297			620

Shareholders’ equity	136,937			125,282

	$957,670			$668,259

Net yield on average interest-earning assets		$21,034	4.53%		$13,832	4.31%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.3 million for the first six months of 2006 compared to $1.1 million for the first six months of 2005. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $2.7 million for the first six months of 2006 as compared to $2.3 for the first six months of 2005, an increase of $428,000 or 18.6%. Gains on sales of investment securities totaled $-0- in the first six months of 2006 compared to $67,000 of gains on sale investment securities for the same period in 2005. The principal reasons for the increase in non-interest income was an increase in income from ACH processing fees as a result of organic growth as customers transition to ACH processing. Leasing income decreased $805,000 from $853,000 for first six months of 2006 over the same period in 2005. The decrease in income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market. Approximately 94% of our lease portfolio, by cost consists of automobile leases. Other non-interest income was $634,000 for the first six months of 2006 as compared to $395,000 over the same period in 2005. Approximately $165,000 of the increase was a fee we received from MasterCard after its initial public offering based on processing volume by its members.

Non-Interest Expense. Total non-interest expense was $12.9 million for the first six months of 2006, as compared to $11.1 million for first six months of 2005, an increase of $1.7 million or 15.5%. Salaries and employee benefits amounted to $6.3 million for the first six months of 2006 as compared to $5.0 million for the first six months of 2005. The increase in salaries and employee benefits resulted from increases in the commercial lending and affinity group staffs relating to the growth in our loan portfolio and our private client and health savings account lines of business. Computer expense increased to $1.2 million for the first six months of 2006 an increase of $587,000 or 94.1%. The increase reflects the upgrade of our internet banking platform in 2005 and increases from growth in our health savings account portfolio. Professional fees increased to $784,000 for the first six months of 2006 an increase of $541,000 or 44.7%. The increase reflects the increasing compliance costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002. In the first quarter of 2005, we redeemed our outstanding subordinated debentures at a premium of $869,000. The redemption of the subordinated debentures, which supported our trust preferred securities, also resulted in the write-off $466,000 of the unamortized offering costs from the trust preferred securities offering in 2002. The total expense associated with the redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million. Other non-interest expense increased to $2.9 million from $2.3 million, an increase of $627,000 or 27.5%. This increase is due primarily to increased printing costs and telephone expense as a result of growth in the health savings line of business as well as an increase in insurance costs.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $164.2 million in the six months of 2006. We have also used sources outside of our core deposit products to fund our loan growth including Federal Home Loan Bank advances and repurchase agreements. As of June 30, 2006, we had $55.0 million of outstanding Federal Home Loan Bank advances and $9.6 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $161.3 million in the first six months of 2006. At June 30, 2006, we had outstanding commitments to fund loans, including unused lines of credit, of $299.6 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At June 30, 2006 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF JUNE 30, 2006
The Company	13.91%	14.61%	15.32%
The Bancorp Bank	12.84%	13.44%	14.14%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2005:
The Company	15.90%	17.94%	18.69%
The Bancorp Bank	14.65%	16.46%	17.20%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2006. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$456,950	$73,790	$115,916	$117,003	$79,163
Investments, available for sale	3,000	75,176	3,015	29,480	3,054
Interest bearing deposits	1,030	—	—	—	—
Federal funds sold	118,918	—	—	—	—

Total interest earning assets	579,898	148,966	118,931	146,483	82,217

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest bearing liabilities:
Interest checking	31,878	—	31,877	—	—
Savings and money market	91,516	—	244,548	—	—
Time deposits	217,236	191,344	8,477	107	—
Securities sold under agreements to repurchase	9,569	—	—	—	—
Federal Home Loan Bank advances	55,000	—	—	—	—

Total interest bearing liabilities	405,199	191,344	284,902	107	—

Gap	$174,699	$(42,378)	$(165,971)	$146,376	$82,217

Cumulative gap	$174,699	$132,321	$(33,650)	$112,726	$194,943

Gap to assets ratio	16%	-4%	-15%	13%	7%
Cumulative gap to assets ratio	16%	12%	-3%	10%	18%

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

Financial Condition

General. Our total assets at June 30, 2006 were $1.1 billion, of which our total loans were $842.8 million. At December 31, 2005 our total assets were $917.5 million, of which our total loans were $681.6 million. Our portfolio of commercial, commercial mortgage and construction loans grew $125.2 million, or 26.2%, from year-end 2005 to $603.1 million at June 30, 2006.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $113.7 million on June 30, 2006, an increase of $10.1 million or 9.7% from year-end 2005. Investments increased primarily due to a $10 million investment during the first quarter 2006.

Loan Portfolio. Total loans increased to $842.8 million at June 30, 2006 from $681.6 million at December 31, 2005, an increase of $161.2 million or 23.7%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30, 2006 Amount	December 31, 2005 Amount
	(unaudited)
Commercial	$136,892	$119,654
Commercial mortgage	238,406	190,153
Construction	227,842	168,149

Total commercial loans	603,140	477,956
Direct financing leases, net	92,729	81,162
Residential mortgage (1)	67,823	62,378
Consumer loans and others	79,867	61,017

	843,559	682,513
Deferred loan costs	(737)	(931)

Total loans, net of deferred loan costs	$842,822	$681,582

(1)	Includes loans held for sale of $1.4 million at June 30, 2006 and $805,000 at December 31, 2005.

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probably losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies,” and SFAS No. 114, as amended, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves inherent in the portfolio. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

While we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. We review the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan and lease losses that has been charged against earnings is an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probably estimated losses. The following table summarizes our credit loss experience for each of the periods indicated:

	Six months ended June 30,		For the year ended December 31,
	2006	2005	2005
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$5,513	$3,593	$3,593

Loans charged-off:
Commercial	—	43	80
Lease financing	62	5	113
Consumer	—	—	2

Total	62	48	195

	Six months ended June 30,		For the year ended December 31,
	2006	2005	2005
	(dollars in thousands)
Recoveries:
Lease financing	—	15	15

Total	—	15	15

Net charge-offs (recoveries)	62	33	180
Provision charged to operations	1,300	1,050	2,100

Balance in allowance for loan and lease losses at end of period	$6,751	$4,610	$5,513

Net charge-offs/average loans	0.01%	0.01%	0.03%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $-0- non-accrual or renegotiated loans at June 30, 2006 compared to $205,000 of non-accrual loans at June 30, 2005. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $313,000 and $1.1 million at June 30, 2006 and 2005 respectively.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products offered by the company have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At June 30, 2006, we had total deposits of $896.9 million as compared to $732.6 million at December 31, 2005, an increase of $164.3 million or 22.4%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the six months ended June 30, 2006		For the year ended December 31, 2005
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$101,912	—	$94,385	—
Interest checking	56,757	2.20%	28,624	1.20%
Savings and money market	304,481	4.02%	205,146	2.84%
Time	310,403	4.31%	226,290	3.23%

Total deposits	$773,553	3.48%	$554,445	2.43%

Borrowings

At June 30, 2006 we had $55.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $9.6 million in securities sold under agreements to repurchase which also mature on a daily basis.

Shareholders’ equity

At June 30, 2006 we had $140.7 million in shareholders’ equity. During the first six months of 2006 we issued 22,272 shares from the exercise of stock options with net proceeds to the company of approximately $277,000. Cash dividends paid on Series A preferred stock decreased to $40,000 as a result of the Company’s Solicitation of the Series A stockholders in 2005 to convert to common shares. The Company offered a conversion premium of $.60 per share. Accumulated other comprehensive loss increased $724,000 due to decreased valuations in the Company’s investment portfolio.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during our most recent quarter.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 22, 2006, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 21, 2006, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Directors as follows:

	VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
Betsy Z. Cohen	10,797,743	117,864	—	2,861,720

D. Gideon Cohen	10,817,523	98,084	—	2,861,720

Walter T. Beach	10,770,103	145,504	—	2,861,720

Michael J. Bradley	10,915,550	57	—	2,861,720

Matthew Cohn	10,915,550	57	—	2,861,720

Leon A. Huff	10,915,550	57	—	2,861,720

William H. Lamb	10,097,415	818,192	—	2,861,720

Frank M. Mastrangelo	10,816,063	99,544	—	2,861,720

James J. McEntee III	10,122,189	793,418	—	2,861,720

Linda Schaeffer	10,180,805	734,802	—	2,861,720

Joan Specter	10,767,574	148,033	—	2,861,720

Steven N. Stein	10,915,550	57	—	2,861,720

(b)	The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2006 was approved as follows:

VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
10,915,607	—	—	2,861,720

ITEM 6.	Exhibits

The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP INC.
(Registrant)

August 9, 2006	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 9, 2006	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Investor Rights Agreement (1999) (1)

4.3	Investor Rights Agreement (2002) (1)

10.1	1999 Stock Option Plan (the “1999 SOP”) (2)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP (2)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP (2)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) (3)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan (4)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan (4)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan (5)

10.8	Employee and Non-employee Director Non-cash Compensation Plan (1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust (1)

10.10	Sublease and Technical Support Agreement with Cohen Bros. (1)

10.11	TRM and The Bancorp ATM Agreement (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.