Form 10-Q
period 2006-09-30
Bancorp, Inc.
filed 2006-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 2006 there were 13,703,437 outstanding shares of Common Stock, $1.00 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	September 2006	December 31, 2005
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$16,431	$26,627
Interest bearing deposits	1,030	1,029
Federal funds sold	156,222	89,437

Total cash and cash equivalents	173,683	117,093

Investment securities, available-for-sale	115,477	103,596
Loans and Leases held for sale	467	805
Loans, net of deferred loan costs	947,034	680,777
Allowance for loan and lease losses	(7,583)	(5,513)

Loans, net	939,451	675,264
Premises and equipment, net	3,692	3,848
Accrued interest receivable	6,618	4,840
Goodwill	3,951	3,951
Other assets	9,725	8,074

Total assets	$1,253,064	$917,471

LIABILITIES
Deposits
Demand (non-interest bearing)	$73,555	$94,266
Savings, money market and interest checking	436,312	373,560
Time deposits	490,877	255,178
Time deposits, $100,000 and over	20,723	9,584

Total deposits	1,021,467	732,588

Securities sold under agreements to repurchase	6,181	6,908
Federal Home Loan Bank advances	75,000	40,000
Accrued interest payable	3,770	778
Other liabilities	1,221	2,250

Total liabilities	1,107,639	782,524

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 118,628 and 133,031 shares for September 30, 2006 and December 31, 2005, respectively	1	2
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 13,703,437 and 13,637,148 for September 30, 2006 and December 31, 2005, respectively	13,703	13,637
Additional paid-in capital	125,292	124,278
Retained earnings	7,706	(1,544)
Accumulated other comprehensive loss	(1,277)	(1,426)

Total shareholders’ equity	145,425	134,947

Total liabilities and shareholders’ equity	$1,253,064	$917,471

The accompanying notes are an integral part of these statements.

The Bancorp Inc. and Subsidiary

Consolidated Statements of Income

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except share data)
Interest income
Loans, including fees	$19,329	$11,039	$50,118	$28,124
Investment securities	1,708	1,481	4,881	3,787
Federal funds sold and interest bearing deposits	802	294	2,311	880

	21,839	12,814	57,310	32,791

Interest expense
Deposits	9,991	3,632	23,436	8,962
Securities sold under agreements to repurchase	20	18	42	59
Federal Home Loan Bank advances	543	409	1,513	1,045
Subordinated debt	—	—	—	138

	10,554	4,059	24,991	10,204

Net interest income	11,285	8,755	32,319	22,587
Provision for loan and lease losses	825	550	2,125	1,600

Net interest income after provision for loan and lease losses	10,460	8,205	30,194	20,987

Non-interest income
Service fees on deposit accounts	224	185	609	518
Merchant credit card deposit fees	278	246	861	827
Gain on sales of investment securities	—	—	—	67
Leasing income	227	273	1,032	1,126
ACH Processing Fees	149	90	475	166
Other	211	176	845	571

Total non-interest income	1,089	970	3,822	3,275

Non-interest expense
Salaries and employee benefits	2,960	2,754	9,302	7,745
Occupancy expense	673	599	1,995	1,749
Data processing expense	570	394	1,781	1,018
Advertising	117	178	415	448
Professional fees	492	414	1,276	955
Other	1,379	1,276	4,288	3,558
Prepayment premium on subordinated debt	—	—	—	1,285

Total non-interest expense	6,191	5,615	19,057	16,978

Net income before income tax	5,358	3,560	14,959	7,284
Income tax	2,074	1,254	5,652	2,750

Net income	3,284	2,306	9,307	4,754

Less preferred stock dividends and accretion	(29)	(170)	(83)	(578)
Less preferred stock conversion premium	—	(459)	—	(459)
Income allocated to Series A preferred shareholders	(17)	(21)	(57)	(45)

Net income available to common shareholders	$3,238	$1,656	$9,167	$3,672

Net income per share - basic	$0.24	$0.12	$0.67	$0.29

Net income per share - diluted	$0.23	$0.12	$0.64	$0.28

Weighted average shares - basic	13,685,520	12,917,879	13,662,718	12,540,093
Weighted average shares - diluted	14,341,277	13,426,497	14,273,151	12,948,421

The accompanying notes are an integral part of these statements.

The Bancorp, Inc. and Subsidiary

Statements of Changes in Shareholders’ Equity

For the three months ended September 30, 2006 (unaudited) and for the year ended December 31, 2005

	Common Stock	Preferred Stock	Additional paid-in capital	Retained Earnings (Accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2004	$11,888	$11	$117,668	$(7,934)	$(231)		$121,402
Net Income				7,447		7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)				—
Common Stock issued from option exercise	26		239				265
Common Stock issued from warrant exercise	470		3,531				4,001
Cash dividends on Series A preferred stock				(942)			(942)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						$6,252

Balance at December 31, 2005	13,637	2	124,278	(1,544)	(1,426)		134,947

Net Income				9,307		9,307	9,307
Preferred Shares converted to Common Shares	14	(1)	(13)				—
Common Stock issued from option exercise	52		797				849
Cash dividends on Series A preferred stock				(57)			(57)
Stock-based compensation			230				230
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	—	149	149	149

						$9,456

Balance at September 30, 2006 (unaudited)	$13,703	$1	$125,292	$7,706	$(1,277)		$145,425

The accompanying notes are an integral part of these statements.

The Bancorp, Inc. and Subsidiary

Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2005
Operating activities
Net income	$9,307	$4,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,502	1,131
Provision for loan and lease losses	2,125	1,600
Net amortization (accretions) of premium (discount)	(10)	(59)
Net gain on sales of investment securities	—	(67)
Share based compensation expense	230	—
Increase in accrued interest receivable	(1,778)	(163)
Increase in interest payable	2,992	294
Decrease (increase) in other assets	(786)	86
(Decrease) increase in other liabilities	(2,417)	19

Net cash provided by operating activities	11,165	7,595

Investing activities
Purchase of investment securities	(11,649)	(30,208)
Proceeds from sales of investment securities	4	2,159
Proceeds from calls/maturity of investment securities	—	42,165
Cash paid in excess of cash equivalents from acquisition	—	(666)
Purchase of loans	(6,455)	—
Net increase in loans	(259,518)	(180,243)
Purchases of premises and equipment	(901)	(1,542)

Net cash used in investing activities	(278,519)	(168,335)

Financing activities
Net increase in deposits Net increase in securities sold under agreements to	288,879	269,622
Repurchase	(727)	494
Net increase (decrease) from Federal Home Loan advances	35,000	(15,000)
Repayment of notes payable	—	(5,026)
Dividends on Series A preferred stock	(57)	(922)
Net proceeds from the exercise of options	685	239
Net proceeds from exercise of warrants	—	4,001
Excess Tax benefit from share based payment arrangements	164	—
Redemption of subordinated debentures	—	(5,250)

Net cash provided by financing activities	323,944	248,158

Net increase in cash and cash equivalents	56,590	87,418

Cash and cash equivalents, beginning of year	117,093	19,503

Cash and cash equivalents, end of period	$173,683	$106,921

Supplemental disclosure:
Interest Paid	$21,999	$9,910

Taxes Paid	$8,337	$1,775

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

Note 2. Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Company followed Accounting Principles Bulletin (APB) No. 25 and the disclosure requirement of SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123(R) has been applied. The Company’s consolidated financial statement as of and for the third quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

At January 1, 2006, the Company recognized compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service had not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Company has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Company estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occurred under SFAS 123. The Company has chosen to recognize compensation expense for new grants using the straight-line method over the vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants at September 30, 2006 and September 30, 2005, respectively: expected volatility of 27.48% and 38%; risk-free interest rate of 4.57% and 4.26%; and an expected life of 7 years and 10 years. Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the nine months ended September 30, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation (in thousands).

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income, as reported	$2,306	$4,754
Add stock-based compensation expense included in reported net income, net of related tax effects	$12	$12
Less stock-based compensation costs under fair value based method for all awards	(55)	(1,838)

Pro forma net (loss) income	2,263	2,928
Less preferred stock dividends and accretion	(171)	(579)
Less preferred stock conversion premium	(459)	(459)
Income allocated to Series A preferred shareholders	(21)	(45)

Net (loss) income available to common shareholders	$1,612	$1,845

Net (loss) income per share basic, as reported	$0.12	$0.29

Net (loss) income per share basic, pro forma	$0.12	$0.15

Net (loss) income per share diluted, as reported	$0.12	$0.28

Net (loss) income per share diluted, pro forma	$0.12	$0.14

There is no pro forma effect for the nine months ended September 30, 2006 since stock based compensation was recorded under SFAS 123(R) in 2006.

The following table is a summary of the activity in the plans for the nine months ended September 30, 2006 and changes during the period:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Years	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,673,380	$12.20
Granted	1,000	$20.98
Exercised	51,886	$13.23
Forfeited	—	$—

Outstanding at end of period	1,622,494	$12.17	6.88	$21,611,620

Options exercisable at end of period	1,572,744	$12.12	8.45	$21,027,587

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.45 and $8.06 respectively. The total intrinsic value of options exercised during the third quarter 2006 and 2005 was $208,000 and $0, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 were $348,000 and $0, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock on the date of exercise less the applicable exercise price.

As of September 30, 2006, there was a total of $133,000 of unrecognized compensation cost related to nonvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1.13 years.

During the first quarter of 2006 the Company granted 13,500 phantom stock units that vest on December 31, 2006. Each stock unit represents the right to receive one share of common stock of the Company at the time the unit is fully vested. The fair value of the grants was $17.50, which was the fair value of the common stock on the date of the grant. As of September 30, 2006 there was a total of $63,000 of unrecognized compensation cost related to unvested phantom stock units. This cost is expected to be recognized over a weighted average period of 0.25 years.

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

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,238	13,685,520	0.24
Effect of dilutive securities
Options	—	651,881	(0.01)
Warrants	—	—	—
Restricted Stock	—	3,876	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,238	14,341,277	$0.23

	For the nine months ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$9,167	13,662,718	0.67
Effect of dilutive securities
Options	—	607,328	(0.03)
Warrants	—	—
Restricted Stock	—	3,105	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$9,167	14,273,151	$0.64

	For the three months ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$1,656	12,917,879	$0.12
Effect of dilutive securities
Options	—	462,446	—
Warrants	—	46,172	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$1,656	13,426,497	$0.12

	For the nine months ended September 30, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,672	12,540,093	$0.29
Effect of dilutive securities
Options	—	368,841	(0.01)
Warrants	—	39,487	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,672	12,948,421	$0.28

Stock options for 40,000 shares at an exercise price of $16.67 per share were outstanding for the nine months ended September 30, 2005 but were not included the weighted average shares because the exercise price was greater than the market price.

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at September 20, 2006 are summarized as follows (in thousands):

	September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,948	$—	$(1,432)	$58,516
Mortgage backed securities	5,958	41	(572)	5,427
Other securities	51,505	296	(267)	51,534

	$117,411	$337	$(2,271)	$115,477

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,936	$—	$(1,559)	$58,377
Mortgage backed securities	5,553	27	(565)	5,015
Other securities	40,268	242	(306)	40,204

	$105,757	$269	$(2,430)	$103,596

The amortized cost and fair value of the Company’s investment securities available-for-sale at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due after one year through five years	59,948	58,516
Due after five years through ten years	3,438	3,389
Due after ten years	50,255	49,802
Federal Home Loan and Atlantic Central Bankers Bank stock	3,770	3,770

	$117,411	$115,477

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	September 30 2006 Amount	December 31, 2005 Amount
	(unaudited)
Commercial	$154,750	$119,654
Commercial mortgage	287,719	190,153
Construction	245,338	168,149

Total commercial loans	687,807	477,956
Direct financing leases, net	93,447	81,162
Residential mortgage (1)	62,763	62,378
Consumer loans and others	104,174	61,017

	948,191	682,513
Deferred loan costs	(690)	(931)

Total loans, net of deferred loan costs	$947,501	$681,582

(1)	Includes loans held for sale of $467,000 at September 300, 2006 and $805,000 at December 31, 2005.

Note 6. Transactions with affiliates

The Company paid $0 and $16,900 to Cohen Bros. & Company, d/b/a Cohen & Company (Cohen Bros.), for investment securities brokerage services performed for the nine months ended September 30, 2006 and 2005, respectively. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen Bros. & Company. A member of the Company’s Board of Directors is the Chief Operating Officer of Cohen Bros. & Company.

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The agreement was amended in June 2006. The Chief Executive Officer of RAIT is the Chief Executive Officer of the Company. RAIT paid the Company $49,500 and $45,000 for technical support services for the nine months ended September 30, 2006 and 2005, respectively. RAIT paid the Company approximately $285,000 for rent for the first nine months of 2006 and $230,000 for the first nine months of 2005.

The Company entered into a sublease and a technical and telephone support agreement with respect to office space in Philadelphia, Pennsylvania with Cohen Bros. commencing in July 2002. Cohen Bros. paid the Company $28,000 and $54,600 for the nine months ended September 30, 2006 and 2005, respectively, for technical and telephone support services. Cohen Bros. paid approximately $87,000 in rent for the nine months ended September 30, 2006 and $88,000 for the first nine months ended September 30, 2005. In June 2006 Cohen Bros. terminated the sublease and technical support agreement.

The Company maintains deposits for various affiliated companies totaling approximately $101,953,000 and $115,942,000 as of September 30, 2006 and December 31, 2005, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2006, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At September 30, 2006 loans to these related parties amounted to $2,992,212 in outstanding principal amount.

Note 7. Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 8. Repayment of Subordinated Debentures

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through September 12, 2007, the date the Company could call these securities. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. The Company recorded an expense of approximately $1.3 million for the three months ended March 31, 2005, reflecting a prepayment premium of $819,000 and the remaining unamortized offering expenses of $466,000.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of shareholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

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

Beginning in January 2006, we adopted the provisions of SFAS 123R, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, performance based shares and the like. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

Results of Operations

Third quarter 2006 to third quarter 2005

Net Income: Net income for the third quarter of 2006 was $3.3 million, compared to net income of $2.3 million for the third quarter of 2005. Diluted earnings per share were $0.23 in the third quarter of 2006 as compared to $0.12 for the third quarter of 2005. Return on average assets was 1.20% and return on average equity was 9.30% for the third quarter of 2006, as compared to 1.22% and 6.96%, respectively, for the third quarter of 2005.

Net Interest Income: Our interest income for the third quarter of 2006 increased to $21.8 million from $12.8 million in the third quarter of 2005, while our net interest income increased to $11.3 million from $8.8 million. Our average loans increased to $899.4 million for the third quarter of 2006 from $583.1 million for the third quarter of 2005. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the third quarter 2006 decreased to 4.21% from 4.77% for the third quarter of 2005, a decrease of 56 basis points (.56%). The decreased net interest margin resulted from the following:

•	deposit and short-term borrowing rates are increasing more rapidly than loan rates, and

•	the impact of a flattening yield curve.

In general, changes in rates immediately affect our variable rate loans, while deposit rates tend to take a longer period to adjust, which in general would mean the Company is considered to have an asset sensitive balance sheet. In a rising rate environment this would typically lead to an improving net interest margin; however; the current interest rate environment is causing liabilities to reprice over a shorter period of time. Management attributes this principally to a highly competitive deposit pricing environment. Additionally, the Company’s mix of deposits has shifted to include a higher proportion of certificates of deposit, which generally carry a higher interest rate cost than other types of interest-bearing deposits. For the third quarter of 2006, the average yield on our interest-earning assets increased to 8.16% from 6.98% for third quarter of 2005, an increase of 118 basis points (1.18%). Cost of interest-bearing deposits increased to 4.84% for the third quarter of 2006 from 3.07% for the third quarter of 2005, an increase of 176 basis points (1.76%). Average interest bearing deposits increased to $827.9 million from $472.6 million, an increase of $355.3 million or 75.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$899,376	$19,329	8.60%	$583,119	$11,039	7.57%

Investment securities	113,352	$1,708	6.03%	107,112	1,481	5.53%
Interest bearing deposits	1,030	—	0.00%	1,029	1	0.39%
Federal funds sold	57,301	802	5.60%	43,474	293	2.70%

Net interest-earning assets	1,071,059	21,839	8.16%	734,734	12,814	6.98%

Allowance for loan and lease losses	(7,022)			(4,805)
Other assets	33,201			27,369

	$1,097,238			$757,298

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$79,954			$101,933

Interest bearing deposits
Interest checking	63,650	$411	2.58%	28,384	$88	1.24%
Savings and money market	320,641	3,939	4.91%	205,183	1,473	2.87%
Time	443,585	5,641	5.09%	239,012	2,071	3.47%

Total interest bearing deposits	827,876	9,991	4.83%	472,579	3,632	3.07%

FHLB advances	38,780	543	5.61%	44,076	409	3.71%
Other borrowed funds	4,985	20	1.60%	4,102	18	1.76%
Subordinated debt	—	—		—	—

Net interest bearing liabilities	871,641	10,554	4.84%	520,757	4,059	3.12%

Other liabilities	4,357			2,109

Shareholders’ equity	141,286			132,499

	$1,097,238			$757,298

Net yield on average interest earning assets		$11,285	4.21%		$8,755	4.77%

In the third quarter of 2006, average interest-earning assets increased to $1.1 billion, an increase of $336.3 million, or 45.8%, from the third quarter of 2005.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $825,000 for the third quarter of 2006 compared to $550,000 for the third quarter of 2005. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $1.1 million for the third quarter of 2006 as compared to $970,000 for the third quarter of 2005, an increase of $119,000 or 12.3%. The principal reasons for the increase in non-interest income were an increase in income from Automated Clearing House (ACH) processing fees and an increase in other income. Our ACH processing fees increased to $149,000 for the third quarter of 2006, an increase of $59,000 or 65.6% as a result of organic growth as more customers convert to ACH processing. Service fees on deposit accounts increased to $224,000 in the third quarter of 2006 from $185,000, an increase of $39,000 or 21.1%. The increase in fees charged to accounts is a result of the increasing number of health savings accounts which carry substantially higher fees than basic deposit accounts. Leasing income decreased to $227,000 from $273,000, a decrease of $46,000 or 16.8%. The decrease in income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market. Approximately 94% of our lease portfolio, by cost, consists of automobile leases.

Non-Interest Expense. Total non-interest expense was $6.2 million for the third quarter of 2006, as compared to $5.8 million for third quarter of 2005, an increase of $576,000 million or 10.3%. Salaries and employee benefits amounted to $3.0 million for the third quarter of 2006 as compared to $2.9 million for the third quarter of 2005. The increase in salaries and employee benefits resulted from increases in the commercial lending and affinity group staffs relating to the growth in our loan portfolio and our private client and health savings account lines of business. Computer expense increased to $570,000 for the third quarter of 2006 an increase of $176,000 or 44.7%. The increase reflects the upgrade of our internet banking platform in 2005 and increases from growth in the health savings account portfolio. Professional fees increased to $492,000 for the third quarter of 2006, an increase of $78,000 or 18.8%. The increase reflects the increasing compliance costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002.

First nine months of 2006 to first nine months of 2005

Net Income: Net income for the first nine months of 2006 was $9.3 million, compared to net income of $4.8 million for the first nine months of 2005. Diluted earnings per share were $0.64 in the first nine months of 2006 as compared to $0.28 for the first nine months of 2005. Return on average assets was 1.24% and return on average equity was 8.97% for first nine months of 2006, as compared to .90% and 4.96%, respectively for the first nine months of 2005.

Net Interest Income: Our interest income for the first nine months of 2006 increased to $57.3 million from $32.8 million in the first nine months of 2005, while our net interest income increased to $32.3 million from $22.6 million. Our average loans increased to $802.1 million for first nine months of 2006 from $522.9 million for the first nine months of 2005. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first nine months 2006 increased to 4.41% from 4.47% for the first nine months of 2005, a decrease of 6 basis points (.06%). The decreased net interest margin resulted from the following:

•	deposit and short-term borrowing rates are increasing more rapidly than loan rates, and

•	the impact of a flattening yield curve.

In the first nine months of 2006, the average yield on our interest-earning assets increased to 7.83% from 6.50% for first nine months of 2005 an increase of 133 basis points (1.33%). Cost of interest-bearing deposits increased to 4.31% for the first nine months of 2006 from 2.73% for the first nine months of 2005, an increase of 158 basis points (1.58%). Average interest bearing deposits increased to $724.3 million from $438.2 million, an increase of $286.1 million or 65.3%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine Months ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$802,072	$50,118	8.33%	$522,862	$28,124	7.17%

Investment securities	112,316	4,881	5.79%	106,871	3,787	4.72%
Interest bearing deposits	1,030	1	0.13%	1,029	2	0.26%
Federal funds sold	60,695	2,310	5.07%	42,285	878	2.77%

Net interest-earning assets	976,113	57,310	7.83%	673,047	32,791	6.50%

Allowance for loan and lease losses	(6,390)			(4,255)
Other assets	34,987			32,177

	$1,004,710			$700,969

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$94,534			$83,921

Interest bearing deposits
Interest checking	59,080	$1,035	2.34%	27,182	$232	1.14%
Savings and money market	309,216	10,064	4.34%	195,805	3,810	2.59%
Time	355,995	12,337	4.62%	215,243	4,920	3.05%

Total interest bearing deposits	724,291	23,436	4.31%	438,230	8,962	2.73%

FHLB advances	39,048	1,513	5.17%	44,451	1,045	3.13%
Other borrowed funds	4,132	42	1.36%	4,139	59	1.90%
Subordinated debt	—	—		1,750	138	10.51%

Net interest bearing liabilities	767,471	24,991	4.34%	488,570	10,204	2.78%

Other liabilities	4,326			620

Shareholders’ equity	138,379			127,858

	$1,004,710			$700,969

Net yield on average interest earning assets		$32,319	4.41%		$22,587	4.47%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $2.1 million for the first nine months of 2006 compared to $1.6 million for the first nine months of 2005. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income, exclusive of gains on sales of investment securities, was $3.8 million for the first nine months of 2006 as compared to $3.2 for the first nine months of 2005, an increase of $614,000 or 19.1%. Gains on sales of investment securities totaled $0 in the first nine months of 2006 compared to $67,000 of gains on sale investment securities for the same period in 2005. The principal reasons for the increase in non-interest income was an increase in income from ACH processing fees as a result of organic growth as customers transition to ACH processing. ACH income increased to $475,000 for the first nine months of 2006 from $166,000, an increase of 309,000 or 186% from the same period last year. Leasing income decreased $94,000 to $1.0 million for first nine months of 2006 over the same period in 2005. The decrease in income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market. Approximately 94% of our lease portfolio, by cost, consists of automobile leases. Other non-interest income was $845,000 for the first nine months of 2006 as compared to $571,000 over the same period in 2005. Approximately $165,000 of the increase was a fee we received from MasterCard after its initial public offering.

Non-Interest Expense. Total non-interest expense was $19.1 million for the first nine months of 2006, as compared to $16.8 million for first nine months of 2005, an increase of $2.3 million or 13.7%. Salaries and employee benefits amounted to $9.3 million for the first nine months of 2006 as compared to $7.7 million for the first nine months of 2005. The increase in salaries and employee benefits resulted from increases in the commercial lending and affinity group staffs relating to the growth in our loan portfolio and our private client and health savings account lines of business. Computer expense increased to $1.8 million for the first nine months of 2006 an increase of $763,000 or 75.0%. The increase reflects the upgrade of our internet banking platform in 2005 and increases from growth in our health savings account portfolio. Professional fees increased to $1.3 million for the first nine months of 2006 an increase of $321,000 or 33.6%. The increase reflects the increasing compliance costs that are associated with being a public company, in particular the costs associated with compliance with the Sarbanes-Oxley Act of 2002. In the first quarter of 2005, we redeemed our outstanding subordinated debentures at a premium of $869,000. The redemption of the subordinated debentures, which supported our trust preferred securities, also resulted in the writing-off $466,000 of the unamortized offering costs from the trust preferred securities offering in 2002. The total expense associated with the redemption of the subordinated debentures in the first quarter of 2005 was $1.3 million. Other non-interest expense increased to $4.3 million from $3.6 million, an increase of $730,000 or 20.5%. This increase is due primarily to increased printing costs and telephone expense as a result of growth in the health savings account line of business as well as an increase in insurance costs.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $288.9 million in the nine months of 2006. We have also used sources outside of our core deposit products to fund our loan growth including Federal Home Loan Bank advances and repurchase agreements. As of September 30, 2006, we had $75.0 million of outstanding Federal Home Loan Bank advances and $6.2 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $266.0 million in the first nine months of 2006. At September 30, 2006, we had outstanding commitments to fund loans, including unused lines of credit, of $344.9 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At September 30, 2006 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF SEPTEMBER 30, 2006
The Company	13.07%	13.37%	14.08%
The Bancorp Bank	12.04%	12.28%	12.99%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2005:
The Company	15.90%	17.94%	18.69%
The Bancorp Bank	14.65%	16.46%	17.20%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2006. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$531,741	$75,558	$177,823	$84,338	$78,041
Investments, available for sale	—	58,516	3,389	49,802	3,770
Interest bearing deposits	1,030	—	—	—	—
Federal funds sold	156,222	—	—	—	—

Total interest earning assets	688,993	134,074	181,212	134,140	81,811

Interest bearing liabilities:
Interest checking	16,939	—	50,815	—	—
Savings and money market	92,140	—	276,418	—	—
Time deposits	220,264	265,878	25,351	107	—
Securities sold under agreements to repurchase	6,181	—	—	—	—
Federal Home Loan Bank advances	75,000	—	—	—	—

Total interest bearing liabilities	410,524	265,878	352,584	107	—

Gap	$278,469	$(131,804)	$(171,372)	$134,033	$81,811

Cumulative gap	$278,469	$146,665	$(24,707)	$109,326	$191,137

Gap to assets ratio	22%	-11%	-14%	11%	7%
Cumulative gap to assets ratio	22%	12%	-2%	9%	15%

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

Financial Condition

General. Our total assets at September 30, 2006 were $1.3 billion, of which our total loans were $947.5 million. At December 31, 2005 our total assets were $917.5 million, of which our total loans were $681.6 million. Our portfolio of commercial, commercial mortgage and construction loans grew $209.9 million, or 43.9%, from year-end 2005 to $687.8 million at September 30, 2006. At September 30, 2006 our federal funds sold amounted to $156.2 million as compared to $89.4 million at December 31, 2005. The increase is the result of period end increases in deposits from payment processing and commercial customers; however the average federal funds balance for the third quarter of 2006 was $57.3 million which was an increase of $13.8 over the average balance for the third quarter of 2005.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $115.5 million on September 30, 2006, an increase of $11.9 million or 11.5% from year-end 2005. Investments increased primarily due to a $10 million investment during the first quarter 2006.

Loan Portfolio. Total loans increased to $947.5 million at September 30, 2006 from $681.6 million at December 31, 2005, an increase of $265.9 million or 39.01%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30 2006 Amount	December 31, 2005 Amount
	(unaudited)
Commercial	$154,750	$119,654
Commercial mortgage	287,719	190,153
Construction	245,338	168,149

Total commercial loans	687,807	477,956
Direct financing leases, net	93,447	81,162
Residential mortgage (1)	62,763	62,378
Consumer loans and others	104,174	61,017

	948,191	682,513
Deferred loan costs	(690)	(931)

Total loans, net of deferred loan costs	$947,501	$681,582

(1)	Includes lonas held for sale of $467,000 at September 300, 2006 and $805,000 at December 31, 2005.

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

	Nine months ended September 30,		For the year ended December 31,
	2006	2005	2005
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$5,513	$3,593	$3,593

Loans charged-off:
Commercial	—	123	123
Lease financing	62	8	70
Consumer	—	2	2

Total	62	133	195

Recoveries:
Lease financing	7	15	15

Total	7	15	15

Net charge-offs (recoveries)	55	118	180
Provision charged to operations	2,125	1,600	2,100

Balance in allowance for loan and lease losses at end of period	$7,583	$5,075	$5,513

Net charge-offs/average loans	0.01%	0.02%	0.03%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $0 non-accrual or renegotiated loans at September 30, 2006 compared to $0 of non-accrual loans at September 30, 2005. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $7.3 million and $247,000 at September 30, 2006 and 2005 respectively. The increase of loans past due 90 days or more is the result of an increase residential mortgage and consumer past dues of approximately $6.4 million and $310,000, respectively. Management considers that the loans in each of the categories are both well-secured and in process of collection. Management reviews the loan portfolio quarterly to identify non-performing credits.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally, certain products we offer have an element of seasonality; for example, merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality, management will use certificates of deposit for funding. At September 30, 2006, we had total deposits of $1.0 billion as compared to $732.6 million at December 31, 2005, an increase of $288.9 million or 39.4%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the nine months ended September 30, 2006		For the year ended December 31, 2005
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$94,534	—	$83,921	—
Interest checking	59,080	2.34%	27,182	1.14%
Savings and money market	309,216	4.34%	195,805	2.59%
Time	355,995	4.62%	215,243	3.05%

Total deposits	$818,825	3.82%	$554,445	2.29%

Borrowings

At September 30, 2006 we had $75.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $6.2 million in securities sold under agreements to repurchase which also mature on a daily basis.

Shareholders’ equity

At September 30, 2006 we had $145.4 million in shareholders’ equity. During the first nine months of 2006 we issued 51,866 shares from the exercise of stock options with net proceeds to us of approximately $686,000. Cash dividends paid on Series A preferred stock decreased to $57,000 as a result of our solicitation of the Series A stockholders in 2005 to convert to common shares. We offered a conversion premium of $.60 per share. Accumulated other comprehensive loss increased $149,000 due to decreased valuations in our investment portfolio.

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

PART II - OTHER INFORMATION

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

THE BANCORP INC.
(Registrant)

November 9, 2006	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2006	/s/ Martin F. Egan
Date	Martin F. Egan
Chief Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.9	Amended and Restated Sublease Agreement, dated as of June 30, 2006, among The Bancorp, Inc., The Bancorp Bank and RAIT Partnership, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.