Form 10-K
period 2006-12-31
Bancorp, Inc.
filed 2007-03-16
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2006 of $25.01, was approximately $342 million.

As of March 12, 2007, 13,772,820 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

THE BANCORP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating a financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” and “our” or similar terms, are to The Bancorp, Inc. and its subsidiaries.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the risk factors discussed and identified in Item 1A of this report and in other of our public filings with the SEC;

•	our expected growth may not be fully realized or may take longer to realize than expected;

•	operating costs may be greater than expected;

•	adverse governmental or regulatory policies may be enacted;

•	management and other key personnel may be lost;

•	competition may increase;

•	we may be unable to obtain sufficient deposits or other funds at attractive rates, or otherwise, to fund our expected loan growth;

•	fluctuations in interest rates may affect our revenue and the value of our assets;

•	adverse market trends may affect the value of real estate and other assets that secure our loans;

•	the costs of our interest-bearing liabilities, principally deposits, may increase relative to the interest received on our interest-bearing assets, principally loans;

•

the geographic concentration of our loans could result in our loan portfolio being adversely affected by economic factors unique to the geographic area and not reflected in other regions of the country;

•

the market value of real estate that secures our loans could diminish due to factors outside of our control such as natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors; and

•	general business and economic conditions could adversely affect credit quality and loan origination.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

General

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking products and services to both regional and national markets. We were formed in 1999 and commenced operations in July 2000. From our formation until February 2004 we were the sole stockholder of the Bank. In February 2004, the Bank completed a public offering of its common stock which resulted in our holding 32.7% of the Bank’s common stock. In December 2004, we completed a reorganization with the Bank which resulted in the Bank once again becoming our wholly-owned subsidiary.

Regionally, our target market is the greater Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia and Wilmington including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve us a generator of deposits and our deposit relationships serve a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

To serve our regional customers, we provide a full range of retail and commercial banking services, including a variety of checking, savings and other interest-bearing accounts. We feature accounts with no required minimum balance, no service fees, rebates on ATM fees, free debit Visa check card, overdraft protection plans and, on our interest-bearing accounts, competitive interest rates. Our business lending services focus on secured loans and lines of credit, construction loans and customized equipment and vehicle leasing programs. Our consumer lending services focus on home equity loans, personal and home equity lines of credit, personal installment loans and vehicle leasing.

Nationally, we provide banking services to the members and employees of organizations or businesses, which we call affinity group banking. We provide online banking under the name of and through the facilities of the affinity group, referred to as “private label” banking, and offer an affinity group the ability to customize the banking services offered on the website to respond to the needs and preferences of its members. Our affinity group relationships serve as a source of deposits and also as a source for loans, such as security or home equity lines of credit, where credit decisions are primarily statistically-based.

As part of our national affinity group banking operations,, we have developed a system for processing credit and debit card transactions for independent sales organizations and their merchant members that is a source of fee income for us and, because the merchant members must maintain accounts with us, a source of low-cost deposits. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. Our infrastructure allows us to process a high volume of transactions that permit merchant customers to access the card associations and debit networks at a significantly lower cost. We offer end-to-end services, which means that we believe we have the ability to fulfill all of our customers’ needs with respect to merchant card services and funds transfers. We market our services through a variety of sales channels that includes affinity groups and independent sales organizations and financial institutions.

Our customers access our banking services through our website, or the website of their affinity group, from any personal computer with a web browser, and obtain cash withdrawals from automated teller machines. As a result, we do not maintain a branch bank system.

Our offices are located at 405 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. We also maintain executive offices at 1818 Market Street, Philadelphia, Pennsylvania 19103. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.

Our Strategy

Our principal growth strategies are to:

Build upon the network of relationships developed by our senior management. We seek to build upon our senior managers’ network of relationships through the regional division of the Bank that targets individuals and businesses in the greater Philadelphia-Wilmington metropolitan area with which our senior management has developed relationships. This division seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. The division offers a staff of people experienced in dealing with, and solving, the banking and financing needs of small to mid-size businesses. The website for the division is www.philadelphiaprivatebank.com.

Develop relationships with affinity groups to gain sponsored access to their membership, client or customer bases to market our banking products and services. We seek to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to the affinity groups’ members, clients and customers through their pre-existing relationships with the groups, and under the groups’ sponsorship. We seek to build on these relationships by offering private label banking. We believe that by marketing targeted products and services to constituencies through their pre-existing relationships with affinity groups, we will lower our customer acquisition costs and build close customer relationships.

Develop Relationships with Small to Mid-Size Businesses and Their Principals. Our target market regionally is small to midsize businesses and their principals. We believe that satisfactory attention to this market requires a combination of the ability to provide a high level of services, including customized financing to meet a customer’s needs, and the personal attention of senior management. Because of the significant consolidation of banking institutions in the Philadelphia-Wilmington metropolitan area, we believe that many of the financial institutions with which we compete may have become too large to provide those services efficiently and cost-effectively.

Use Our Existing Infrastructure as a Platform for Growth. We have made significant investments in our banking infrastructure in order to be able to support our growth. We believe that this infrastructure can accommodate significant additional growth without substantial additional expenditure. We believe that this infrastructure enables us to maximize efficiencies in both our regional market and our national affinity group market through economies of scale as we grow without adversely affecting our relationships with our customers.

Products and Services

Deposit Products and Services. We offer our depositors a wide range of products and services, including:

•

checking accounts, featuring no required minimum balance, no service fees, competitive interest rates, rebates on automated teller machine fees, free debit Visa check card and overdraft protection plans; premium checking accounts have free online bill paying, an enhanced debit Visa check card or an automated teller machine card;

•	savings accounts;

•	health savings accounts;

•	money market accounts;

•	individual retirement accounts, including Roth and education IRAs as well as traditional IRAs;

•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;

•	certificates of deposit; and

•	stored value and payroll cards.

Lending Activities. At December 31, 2006, we had a loan portfolio of $1.065 billion, representing 79.8% of our total assets at that date. We originate substantially all of the loans held in our portfolio, except in certain instances we have purchased individual lease and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2006, commercial, construction and commercial mortgage loans made up $802.1 million, or 75.3%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While in making our loans we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower, we typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not typically engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. In general, we require that the ratio of the principal amount of a loan to the value of the collateral securing it be no greater than between 65% to 85% depending on the type of property and its use. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate (Libor), although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2006, commercial term loans were 5.9% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2006, commercial mortgages were 20.6% of our total loan portfolio.

Commercial lines of credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2006, loans drawn from our outstanding commercial lines of credit were 23.0% of our total loan portfolio.

Construction Loans. The majority of our construction loans are made to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. Loans to finance the construction of commercial or industrial properties require permanent financing upon completion of the construction. As of December 31, 2006, construction loans were 25.8% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing commercial automobile fleets. We expanded our traditional market of small commercial fleets through the acquisition of Mears Motor Livery in January 2005 to include government municipalities and agencies. As of December 31, 2006, direct lease financing made up 8.7% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal wants. The majority of our consumer loans are secured by either the borrower’s residence, typically in a first or second lien position, or the borrower’s securities portfolio. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85% on loans collateralized by real estate and less than 50% on loans collateralized by securities; however, based on a borrower’s financial strength, we may increase the ratio. As of December 31, 2006, consumer loans were 16.0% of total loan portfolio.

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

Call Center. We have a call center as a customer support service as well as for outbound telemarketing efforts. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:00 a.m. to 8:00 p.m., Delaware time, on weekdays. Outside these hours, and on weekends, we outsource call center operations to a third-party service provider. We currently employ twelve persons in our call center, including one supervisor.

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

The Affinity Group Relationship

We seek to create a unique banking website for each affinity group, enabling the affinity group to provide its members with the full banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to the affinity group based upon deposits and loans it generates through our program with it. The fees typically range from between 25 to 100 basis points (0.25% to 1.00%) of average deposits and loans generated by the relationship and outstanding in the period, with the lower fees being charged on interest-bearing deposits and loans with lower interest rates. We include these fees as a component of expense in calculating our net interest margin. In the year ended December 31, 2006, these fees aggregated $1.3 million.

As a result of our initial investment in developing private-label banking software, we have reduced the time, personnel and expense in establishing a privately-labeled banking website providing core banking products and services to an affinity group to approximately two weeks of dedicated time of one of our technical staff members, at a cost of approximately $9,000.

We currently have 138 affinity group relationships, as follows:

•

Thirty affinity group relationships are with health care providers, third party administrators and benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our health savings account program provides entities a turnkey, low-cost way to provide this benefit to their members. Under these programs, we open health savings accounts offered in a privately-labeled banking environment, which enables the affinity groups’ members to access account information, conduct transactions and process payments to health care providers.

•

Sixty-four affinity group relationships are with independent service organizations. These organizations provide operating and settlement accounts to their merchant members, enabling the merchants to service their client base from the point at which a credit or debit card transaction occurs through settlement of that transaction. We have created banking products that enable those organizations to more easily process electronic payments and maintain reserve accounts as protection against chargebacks and losses from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. In addition to the customary banking fees generated by these relationships (which we share with the independent service organizations), these relationships are a source of low-cost deposits for us because of the settlement and reserve checking accounts that merchants affiliated with the independent service organization must maintain with us.

•

Forty-four affinity group relationships are with businesses and a forty-fifth relationship is with a university. We offer these organizations, and other institutions with which we may develop relationships, privately-labeled full service retail banking or, at the organization’s option, a selection of banking services and products targeted to the needs or preferences of its members. In addition, we separately market a treasury program to these organizations that provides transaction processing and maintenance services to managers of the organization.

Sales and Marketing

Private Banking Division. We have established a private banking division that targets a customer base of successful individuals and business owners in the Philadelphia area and uses a personal contact/ targeted media advertising approach. This program consists of:

•	direct e-mail and letter introductions to senior management’s contacts;

•	invitation-only, private receptions with prominent business leaders in the Philadelphia community;

•	advertisements in local media outlets, principally newspapers and radio stations; and

•	charitable sponsorships.

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

Marketing Staff. We have a marketing department, currently consisting of nine peoples that focus on developing marketing campaigns to particular affinity group communities and the targeted audience of the Philadelphia Private Bank.

Technology

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Metavante (previously M&I Data Services). These systems principally include those for general ledger and deposit, loan and checks processing. In 2005 we converted our internet banking platform to a product offered by Digital Insight Corporation. The Digital Insight platform is front end system used by customers to access their account via the internet.

Software. We have internally-developed software to provide our online and traditional banking products and services. We have developed a series of financial services modules that are easy to deploy and that we can readily adopt to serve a customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and internet banking systems and to personalize financial services to the constituencies we serve.

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows 2003 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2005, Microsoft.net, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server is backed up to a Storage Area Network (SAN) that replicates across locations. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap’s New York network operating center and US LEC’s, Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Philadelphia offices. Internap’s New York network operating center provides Internet connectivity to the Philadelphia offices.

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

Competition

We believe that our principal competition is mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, Commerce Bank, Royal Bank and Republic First Bank. While we also believe that we face competition from Internet-based banks or bank divisions such as ING Direct and E-Trade Bank, we compete more directly with National Interbanc and Virtual Bank, Internet-based banks that provide private labeled financial services to affinity groups and communities. We also compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company that is also a registered financial holding company. We are also subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner.

The Bank, as a state-chartered depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Company, or FDIC. The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations.

Federal Regulation

As a bank holding company, we must file annual reports with the Federal Reserve, provide any additional information that the Federal Reserve may request, and are subject to regular examination by the Federal Reserve.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or GLBA, made extensive changes in the rules governing the financial services industry, particularly banking. It eliminated many of the restrictions placed upon the activities of bank holding companies and established a new type of bank holding company called a “financial holding company.” We were registered as a financial holding company in 2004. Financial holding companies are granted the authority to engage in “financial activities” that are beyond those of conventional bank holding companies and to affiliate with entities engaged in financial activities. While the Federal Reserve (together with the Treasury Secretary) is authorized to determine what a financial activity is, the GLBA provides that financial activities include:

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

The banking and nonfinancial subsidiaries of a financial holding company may not cross-sell each other’s products and services where the financial holding company owns the non-financial subsidiary through the financial holding company’s merchant banking authority or through its insurance subsidiary under its investment portfolio authority. However, insurance products or services may be marketed by Internet websites or statement inserts with Federal Reserve approval if there is no illegal tying arrangement. A bank also may not engage in a “covered transaction” with a controlled affiliate of a financial holding company. A “covered transaction” includes loans to, investments in, purchases of assets from or guaranteeing loans of the affiliate, or accepting securities of the affiliate as collateral for a loan.

Regulatory Restrictions on Dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. See “—Holding Company Liability,” below. Federal Reserve policies also affect the ability of a bank holding company to pay in-kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See “—Delaware Regulation” below. In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or bank holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2006, we and the Bank had a total capital to risk-adjusted assets ratios of 14.28% and 13.22%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 13.50% and 12.44%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2006, we and the Bank had leverage ratios of 12.28% and 11.36%, respectively.

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

Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions are assigned one of five capital categories— “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5% . An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2006, our total risk-based capital ratio was 14.28%, our Tier 1 risk-based capital ratio was 13.50% and our leverage ratio was 12.28%, while the Bank’s ratios were 13.22%, 12.44% and 11.36%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2006, both we and the Bank were “well capitalized” within the meaning of the regulatory categories.

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

Control Acquisitions. The Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a bank holding company is presumed to be an acquisition of control of the holding company if:

•	the bank holding company has a class of securities registered under Section 12 of the Securities Exchange Act of 1934; or

•	no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a bank holding company is conclusively deemed to be the acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through option or warrant exercise, even if the options or warrants have not then vested.

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Bank Insurance Fund, or BIF. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the BIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the BIF. The current range of BIF assessments is between 0% and 0.27% of deposits because the BIF reserve ratio was greater than 1.25% when the ratios were set. In 2002, the BIF reserve ratio fell below 1.25%, creating the possibility that the FDIC would raise assessment rates, but in 2003 the ratio was slightly above 1.25%. At December 31, 2006 and December 31, 2005, the Bank’s BIF assessment rate was 0%. If the BIF reserve ratio were to fall below 1.25% again, the FDIC would consider whether to levy higher assessments. Congress has also in the past considered proposals that would increase assessments on certain types of rapidly growing institutions. New FDIC assessment rules were proposed in July 2006 that may change the manner in which FDIC insurance premiums are assessed. These changes will likely not occur until sometime in 2007.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitlzed financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund, or the DIF; and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2005, the Bank’s limit on loans-to-one borrower was $21.5 million ($35.9 million for secured loans). At December 31, 2006, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $25.3 million, which was secured.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2006, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). Federal Reserve regulations generally required for 2006 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $45.4 million, the reserve requirement is $1.164 million plus 10% (subject to adjustment by the Federal Reserve to between 8% and 14%) of that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2006, the Bank met these requirements.

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

Other regulations. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•

the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•

the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings

Delaware Regulation

General. As a Delaware bank holding company, we are subject to the supervision of and periodic examination by the Delaware Office of the State Bank Commissioner and must comply with the reporting requirements of the Delaware Office of the State Bank Commissioner. The Bank, as a banking corporation chartered under Delaware law, is subject to comprehensive regulation by the Delaware Office of the State Bank Commissioner, including regulation of the conduct of its internal affairs, the extent and exercise of its banking powers, the issuance of capital notes or debentures, any mergers, consolidations or conversions, its lending and investment practices and its revolving and closed-end credit practices. The Bank also is subject to periodic examination by the Delaware Office of the State Bank Commissioner and must comply with the reporting requirements of the Delaware Office of the State Bank Commissioner. The Delaware Office of the State Bank Commissioner has the power to issue cease and desist orders prohibiting unsafe and unsound practices in the conduct of a banking business.

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

Employees

As of February 1, 2007, we had 181 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to our Business and Operations

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

Our consolidated income and cash flows and the value of our consolidated assets will depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolios equity and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our consolidated net interest income, and therefore our consolidated earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2006, commercial loans were 18.7% of total loans, construction loans were 25.8% of total loans and commercial mortgage loans were 30.8% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. On a consolidated basis, an increase in nonperforming loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

All of the loans in our loan portfolio were originated within the past six years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of recently originated loans. Because our loan portfolio is relatively unseasoned, the current level of delinquencies and defaults may be below the level that will prevail when the portfolio becomes more seasoned.

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

We have relied to a significant extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. These funding sources amounted to 43.6% of our total deposits at December 31, 2006 an increase from 33.8% of total deposits at December 31, 2005. If we are not successful in obtaining wholesale funding or increasing our current deposit base to a level commensurate with our funding needs, we may be unable to continue our growth, or could experience contraction in our total assets. Moreover, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.

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

As a result of the high costs encountered by Internet banks in acquiring customers through traditional marketing and advertising or for other reasons, several online banking operations as well as the online banking programs of conventional banks have instituted affinity group marketing strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively new banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining affinity group relationships.

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2006 to any one customer or related group of customers was $21.5 million. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We obtain essential technological and customer services support for the systems we use from third-party providers. We outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third party vendors. For a description of these services, you should read Item 1, “Business—Other Operations—Third Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses and we could lose customers.

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

We believe that our future success will depend upon the expertise of, and customer relationships established by Betsy Z. Cohen, our chief executive officer. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to hire highly qualified and experienced personnel with similar relationships to replace her, our ability to attract deposits or loan customers may be materially adversely affected. We do not have key person life insurance on Mrs. Cohen.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are the lessee of nine premises. Our banking and operations facilities occupy 20,236 square feet in Wilmington, Delaware under a lease expiring in 2010. The rent is currently $35,011 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $60,076 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $260,424 in outstanding principal amount as of December 31, 2006, as security under the lease. The letter of credit reduces $80,000 per year. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $12,927 per month for our three Philadelphia-area loan production offices, and an aggregate of $4,938 per month for our Maryland and Alabama automobile leasing offices. We made payments of $6,594 per month to a related party for our Florida leasing office. We also pay rent of $603 per month for a customer service space, principally an automated teller machine, or ATM, and computer interfaces. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

	Price range
	High	Low
2005
First Quarter	$15.75	$13.04
Second Quarter	$17.44	$13.59
Third Quarter	$18.05	$15.64
Fourth Quarter	$18.99	$15.44

2006
First Quarter	$24.90	$16.56
Second Quarter	$25.50	$21.45
Third Quarter	$26.33	$22.84
Fourth Quarter	$30.49	$23.19

2007 First Quarter (through March 12, 2007)	$30.30	$24.03

As of March 12, 2007 there were 13,772,820 shares of common stock outstanding held of record by 164 persons.

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

Our payment of dividends is subject to restrictions which we disclose in “Item 1—Business—Regulations Under Banking Law.” In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarter’s dividend on our Series A preferred stock.

We have not repurchased any of our common stock since our inception.

Performance graph

The following graph compares the performance of The Bancorp, Inc.’s common shares to the Nasdaq Composite Index and the Nasdaq Bank Stock Index. The graph shows the value of $100 invested in Bancorp common stock and both indices on December 23, 2004 (the date the Company began trading on NASDAQ) and the change in the value of Bancorp’s common shares compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period ending
Index	12/23/2004	12/31/2004	12/31/2005	12/31/2006
The Bancorp, Inc.	100.00	100.00	106.25	185.00
Nasdaq Bank Stock Index	100.00	99.95	95.62	106.14
Nasdaq Composite Stock Index	100.00	100.82	102.07	111.79

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. We derived the selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements, the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the year ended
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Income Statement Data:
Interest income	$80,968	$47,134	$24,673	$14,797	$12,060
Interest expense	36,695	14,975	7,077	5,423	4,590
Net interest income	44,273	32,159	17,596	9,374	7,470
Provision for loan and lease losses	2,975	2,100	1,632	685	600

Net interest income after provision for loan and lease losses	41,298	30,059	15,964	8,689	6,870
Non-interest income	5,038	4,323	2,800	3,077	1,694
Non-interest expense	25,505	22,754	15,968	10,864	9,055

Net income (loss) before income tax (benefit)	20,831	11,628	2,796	902	(491)
Income tax (benefit)	8,331	4,181	(922)	(169)	(500)

Net income (loss)	12,500	7,447	3,718	1,071	9
Less preferred stock dividends and accretion	(75)	(598)	(817)	(881)	(750)
Less preferred stock conversion premium	—	(459)	—	—	—
Income allocated to Series A preferred shareholders	(110)	(72)	(323)	(61)	—

Net income (loss) available to common stock	$12,315	$6,318	$2,578	$129	$(741)

Net income per share—basic	$0.90	$0.49	$0.25	$0.06	nm

Net income per share—diluted	$0.86	$0.48	$0.24	$0.06	nm

Balance Sheet Data:
Total Assets	$1,334,838	$917,471	$576,279	$304,161	$23,342
Total loans, net of unearned costs (fees)	1,064,819	681,582	427,881	232,397	163,337
Allowance for loan and lease losses	8,400	5,513	3,593	1,991	1,379
Total cash and cash equivalents	137,121	117,093	19,503	42,183	30,148
Deposits	1,069,255	732,588	388,081	276,765	209,443
Federal Home Loan Bank advances	100,000	40,000	55,000	—	—
Shareholders’ equity	148,908	134,947	121,402	21,673	16,969
Selected Ratios:
Return on average assets	1.19%	1.02%	0.79%	0.41%	nm
Return on average common equity	8.90%	5.69%	3.94%	4.93%	nm
Net interest margin	4.32%	4.57%	3.86%	3.77%	4.05%
Book value per share	$10.76	$9.80	$9.32	nm	nm
Selected capital and Asset Quality Ratios:
Equity/assets	11.16%	14.71%	21.07%	7.13%	7.27%
Tier I capital to average assets	12.28%	15.90%	22.88%	8.46%	9.76%
Tier 1 capital to total risk-weighted assets	13.50%	17.94%	26.29%	10.26%	11.60%
Total Capital to total risk-weighted assets	14.28%	18.69%	27.04%	11.05%	12.33%
Allowance for loan and lease losses to total loans	0.79%	0.81%	0.84%	0.86%	0.84%

nm—not meaningful

Item 7. Managements’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

We are a registered financial holding company whose principal asset is our wholly owned subsidiary bank. Since July 2000, when the Bank began banking operations, we have grown to $1.3 billion in consolidated assets as of December 31, 2006. We focus on two markets: small to mid-size businesses and their principals and affinity groups with their established membership, client or customer bases. We concentrate our lending activities in the Philadelphia-Wilmington area, while we draw our deposits from that area and from out of area, principally through our merchant card processing operation. To a lesser extent, we obtain deposits from the open market as required to meet our loan funding needs. Our lending activities emphasize commercial, industrial and construction loans secured by real estate and commercial real estate loans.

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

We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No 142. “Goodwill and Intangible Assets.” SFAS No 142 includes requirements to test goodwill and indefinitive lived intangible assets for impairment rather than amortize them. We have tested goodwill as of December 31, 2006 and have determined that is not impaired.

Results of operations

Net Income: fiscal 2006 compared to fiscal 2005. Net income for fiscal 2006 was $12.5 million, compared to $7.4 million for fiscal 2005. Preferred stock dividends and income allocated to preferred shareholders for fiscal 2006 were $185,000, compared to $1.1 million for fiscal 2005, which resulted in net income available to common stock of $12.3 million for fiscal 2006 as compared to net income of $6.3 million for fiscal 2005. Diluted earnings per share were $0.86 for fiscal 2006 as compared to $0.48 for fiscal 2005. Return on average assets was 1.19% and return on average equity was 8.90% for fiscal 2006. The reduction in preferred stock dividends was the result of a solicitation in 2005 to have Series A preferred shareholders convert their Series A preferred stock to common stock.

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

Net Interest Income: fiscal 2006 compared to fiscal 2005. Our interest income for fiscal 2006 increased to $81.0 million from $47.1 million for fiscal 2005, while our net interest income increased to $44.3 million from $32.2 million. Our average loans increased to $849.6 for fiscal 2006 from $550.0 million for the prior year period. The primary reason for the increase in our interest income as well as our net interest income was our ability to increase of earning assets, in particular our loan portfolio, through organic growth.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for fiscal 2006 decreased to 4.32% from 4.57% for 2005, a decrease of 25 basis points (.25%). For fiscal 2006 the average yield on our interest-earning assets increased to 7.90% from 6.70% for fiscal 2005, an increase of 120 basis points (1.20%). The increase in yield was the result of increases in the overall interest rate environment. The cost of interest-bearing deposits increased to 4.47% for fiscal 2006 from 2.93% for fiscal 2005, an increase of 154 basis points (1.54%), while the cost of interest bearing liabilities increased to 4.49% for fiscal 2006 from 2.97% for fiscal 2005, an increase of 152 basis points (1.52%). The decrease in the net interest margin is due to a flattening of the yield curve in 2006 as well as deposit rates increasing disproportionately higher than loan rates during the year. Average interest-bearing deposits increased to $773.9 million from $460.1 million, an increase of $313.9 million or 68.2%

Net Interest Income: fiscal 2005 compared to fiscal 2004. Our interest income for fiscal 2005 increased to $47.1 million from $24.7 million for fiscal 2004, while our net interest income increased to $32.2 million from $17.6 million. Our average loans increased to $550.0 million for fiscal 2005 from $315.1 million for the prior year period. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio as well as the acquisition of Mears Motor Livery Corp. in January 2005 which increased our portfolio of direct financing leases.

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

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$849,640	$71,270	8.39%	$549,993	$40,534	7.37%
Investment securities	112,843	6,542	5.80%	106,371	5,018	4.72%
Interest bearing deposits	1,668	71	4.26%	1,029	3	0.29%
Federal funds sold	60,939	3,085	5.06%	45,698	1,579	3.46%

Net interest-earning assets	1,025,090	80,968	7.90%	703,091	47,134	6.70%

Allowance for loan and lease losses	(6,774)			(4,510)
Other assets	34,151			34,332

	$1,052,467			$732,913

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$90,144			$94,385
Interest bearing deposits
Interest checking	60,990	$1,459	2.39%	28,624	$343	1.20%
Savings and money market	321,220	14,126	4.40%	205,146	5,825	2.84%
Time	391,716	19,005	4.85%	226,290	7,302	3.23%

Total interest bearing deposits	773,926	34,590	4.47%	460,060	13,470	2.93%
FHLB advances	38,862	2,043	5.26%	39,356	1,292	3.28%
Other borrowed funds	4,140	62	1.50%	4,168	75	1.80%
Subordinated debt	—	—		1,314	138	10.50%

Net interest bearing liabilities	816,928	36,695	4.49%	504,898	14,975	2.97%
Other liabilities	5,005			2,710

Total liabilities	912,077			601,993
Shareholders’ equity	140,390			130,920

	$1,052,467			$732,913

Net yield on average interest earning assets		$44,273	4.32%		$32,159	4.57%

	Year ended December 31, 2004
	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$315,088	$19,472	6.18%
Investment securities	102,967	4,710	4.57%
Interest bearing deposits	827	11	1.33%
Federal funds sold	36,532	480	1.31%

Net interest-earning assets	455,414	24,673	5.42%

Allowance for loan and lease losses	(2,530)
Other assets	16,747

	$469,631

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$57,669
Interest bearing deposits
Interest checking	22,070	$262	1.19%
Savings and money market	126,166	2,576	2.04%
Time	131,023	3,145	2.40%

Total interest bearing deposits	279,259	5,983	2.14%
FHLB advances	29,057	516	1.78%
Other borrowed funds	1,507	27	1.79%
Subordinated debt	5,250	551	10.50%

Net interest bearing liabilities	315,073	7,077	2.25%
Other liabilities	2,415

Total liabilities	375,157
Shareholders’ equity	94,474

	$469,631

Net yield on average interest earning assets		$17,596	3.86%

In fiscal 2006, average interest-earning assets increased to $1.03 billion, an increase of $322.0 million, or 45.8%, from fiscal 2005. During the same period, average loan balances increased $299.6 million, or 54.5%. In fiscal 2005, average interest-earning assets increased to $703.1 million, an increase of $247.7 million, or 54.4%, from fiscal 2004. During the same period, average loan balances increased $234.9 million, or 74.6%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2004 through 2006. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2006 versus 2005			2005 versus 2004
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate		Volume	Rate
Interest income:
Loans net of unearned discount	$24,518	$6,218	$30,736	$16,738	$4,324	$21,062
Investment Securities	320	1,204	1,524	158	150	308
Interest bearing deposits	3	65	68	4	(12)	(8)
Federal funds sold	629	877	1,506	147	952	1,099

Total interest earning assets	25,470	8,364	33,834	17,047	5,414	22,461

Interest expense:
Interest checking	$593	$523	$1,116	$79	$2	$81
Savings and money market	4,214	4,087	8,301	2,000	1,249	3,249
Time	6,929	4,774	11,703	2,821	1,336	4,157

Total deposit interest expense	11,736	9,384	21,120	4,900	2,587	7,487
Subordinated debt	(69)	(69)	(138)	(413)	—	(413)
FHLB advances	(16)	767	751	229	547	776
Other borrowed funds	(1)	(12)	(13)	48	—	48

Total interest expense	11,650	10,070	21,720	4,764	3,134	7,898

Net interest income:	$13,820	$(1,706)	$12,114	$12,283	$2,280	$14,563

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $3.0 million for fiscal 2006, $2.1 million for fiscal 2005 and $1.6 million for 2004. The increase in the provision is based on our review of the adequacy of our allowance for loan and lease losses. At December 31, 2006, our allowance for loan and lease losses amounted to $8.4 million or 0.79% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $5.0 million for fiscal 2006 as compared to $4.3 million for fiscal 2005, an increase of $715,000 or 16.5%. There were no gains on sales of investment securities in fiscal 2006 as compared to a $56,000 gain on sale investment securities for fiscal 2005. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the increase of non-interest income, exclusive of gains on sales of investment securities, were an increase in Automated Clearing House, or ACH, processing fees, service fees on deposit accounts and other income. Service fees on deposit accounts increased to $849,000 in fiscal 2006 from $710,000 in fiscal 2005, an increase of $139,000. The primary reason for the increase was the growth in our health savings accounts, or HSA, deposit accounts. Other income increased to $1.0 million in fiscal 2006 from $730,000 in fiscal 2005, an increase of $290,000. Approximately $165,000 of the increase was a fee we received from MasterCard after its initial public offering. ACH processing fees increased to $657,000 in fiscal 2006 from $294,000 in fiscal 2005, an increase of $363,000. The increase was the result of new agreements in which we process ACH transactions as the Originating Depository Financial Institution, or ODFI, for third party processors as well as increased volume from existing relationships.

Non-interest income, exclusive of gains on sales of investment securities, was $4.3 million for fiscal 2005 as compared to $2.3 million for fiscal 2004. The gains on sales of investment securities totaled $56,000 for fiscal 2005 compared to a $481,000 gain on sale of investment securities for fiscal 2004. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the increase of non-interest income, exclusive of gains on sales of investment securities, were an increase in leasing income, other income and in merchant credit card fees. Leasing income increased to $1.5 million in fiscal 2005 from $256,000 in fiscal 2004, an increase of $1.2 million. The primary reason for the increase was the acquisition of Mears Motor Livery, an automobile leasing operation, which occurred in January of 2005. Our merchant credit card income was $1.1 million for fiscal 2005, an increase of $368,000, or 53.4%, as compared to fiscal 2004 which resulted from one of the independent service organizations with which we have an existing relationship transferring processing of a merchant portfolio to us from another institution. ACH processing fees increased to $294,000 in fiscal 2005 from $8,000 in fiscal 2004, an increase of $286,000. The increase was the result of new agreements in which we process ACH transactions as the ODFI for third party processors.

Non-Interest Expense. Total non-interest expense was $25.5 million for fiscal 2006, as compared to $22.8 million for fiscal 2005, an increase of $2.8 million or 12.1%. Salaries and employee benefits amounted to $12.4 million for fiscal 2006 as compared to $10.7 million for fiscal 2005. The increase reflects the additional production staff required for our commercial lending and affinity divisions as a result of the growth in our total assets and total loans. It also reflects annual salary increases of 3% to 5% to our employees. We expect salaries and employee benefits expense to increase in future periods as we increase our staff to accommodate our expected growth in assets. Computer expense increased to $2.4 million for fiscal 2006 an increase of $931,000 or 62.1%. The increase reflects the growth in both the number of loans and deposit accounts and in particular the growth of our HSA accounts as well as a full year of expense associated with the upgrade of our internet banking platform completed in 2005. Professional fees increased to $1.8 million for fiscal 2006 an increase of $426,000 or 30.3%. The increase reflects the increasing compliance costs that are associated with being a public company, as well as increases in outsourced internal audit expense due to our growth. Other expense increased to $5.6 million for fiscal 2006 an increase of $710,000 or 14.4%. The increase is the result of increases in a variety of expense categories all of which were associated with the growth of our company.

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

Income Tax Expense and Benefit

Our income tax expense for fiscal 2006 was $8.3 million as compared to $4.2 million in fiscal 2005, the year in which we became a full tax paying company, and as compared to the year ended December 31, 2004 in which we recorded an income tax benefit of $922,000 as a result of a reversal of our deferred tax valuation allowance net of state taxes paid. Our effective rate for 2006 was 39.99% as compared to our effective tax rate for 2005 of 35.96%. The increase in the effective tax rate is the result of reaching the 35% federal tax bracket.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Our primary source of funds for our investing activities has been cash inflows from net increases in deposits, with the exception of 2004, which were $336.7 million in fiscal 2006, $344.5 million in fiscal 2005 and $111.3 million in fiscal 2004. While we do not have a traditional branch system, we feel that our core deposits, which include our demand, interest checking savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense of they do not react to fluctuations in the market. Because of the model, we have not experienced significant swings in liquidity and would expect that to continue in the future.

In fiscal 2004, we obtained $82.9 million in net offering proceeds from the Bank’s public offering, which significantly increased liquidity. We initially invested the proceeds of this offering in highly liquid investment securities. As we have invested this capital and increased the deposit base that the capital supports into loans, our liquidity has decreased to more normal levels.

We have also used sources outside of our core deposit products to fund our loan growth, in particular the Federal Home Loan Bank and repurchase agreements. As of December 31, 2006, we had $100.0 million of outstanding Federal Home Loan Bank advances and $8.1 million in repurchase agreements. We also have a $5 million line of credit with Atlantic Central Bankers Bank and a $25 million line of credit with M & I Bank. No amounts were outstanding on these lines as of December 31, 2006. We expect to continue to use our facility with the Federal Home Loan Bank, as well as repurchase agreements, as a supplemental funding source. We also use the broker certificate of deposit market as a significant funding source. Brokered funds amounted to $435.8 million, $247.9 million and $160.8 million, at December 31, 2006, 2005 and 2004, respectively. As part of our asset and liability management process, we review the maturities of our broker certificates of deposit in light of our expected deposit inflows and the amount of funding we anticipate will be necessary for lending purposes. The use of broker certificates of deposit as a funding source is a strategy we employ to match funds against fixed rate loans as well as to manage the inherent lags between loan funding and deposit gathering. While broker certificates of deposit can be a volatile source of funding, we believe that the principal factor in attracting such deposits, as with other time deposits, is the interest rate offered. As a result, in a rising interest rate environment our cost of funds will also rise to the extent we seek to replace maturing broker certificates of deposit with similar funds rather than with increased core deposits or borrowings under our Federal Home Loan Bank and Atlantic Central Bankers Bank facilities.

Funding was directed primarily at cash outflows required for loans, which were $383.3 million in fiscal 2006, $248.7 million in fiscal 2005 and $195.5 million in fiscal 2004. At December 31, 2006, we had outstanding commitments to fund loans, including unused lines of credit, of $363.0 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill. At December 31, 2006 the Bank was “well capitalized” under banking regulations.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total Capital to risk-weighted assets ratio
AS OF DECEMBER 31, 2006
The Company	12.28%	13.50%	14.28%
The Bancorp Bank	11.36%	12.44%	13.22%
‘‘Well capitalized’’ institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2005
The Company	15.90%	17.94%	18.69%
The Bancorp Bank	14.65%	16.46%	17.20%
‘‘Well capitalized’’ institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2006. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$582,006	$91,982	$201,560	$103,719	$85,552
Investments, available for sale	1,051	4,496	38,972	30,708	40,719
Interest bearing deposits	1,668	—	—	—	—
Federal funds sold	122,048	—	—	—	—

Total interest earning assets	706,773	96,478	240,532	134,427	126,271

Interest bearing liabilities:
Interest checking	32,993	—	32,992	—	—
Savings and money market	111,994	—	335,981	—	—
Time deposits	189,323	242,553	26,093	—	—
Securities sold under agreements to repurchase	8,145	—	—	—	—
Federal Home Loan Bank advances	100,000	—	—	—	—

Total interest bearing liabilities	442,455	242,553	395,066	—	—

Gap	$264,318	$(146,075)	$(154,534)	$134,427	$126,271

Cumulative gap	$264,318	$118,243	$(36,291)	$98,136	$224,407

Gap to assets ratio	20%	-11%	-12%	10%	9%
Cumulative gap to assets ratio	20%	9%	-3%	7%	17%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MPVE ratio should not fluctuate more than 10% and 20%, respectively, and that net interest income should not fluctuate more than 15% and 20%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2006.

	Net portfolio value at December 31, 2006		Net interest income
Rate scenario	Amount	Percentage change	Amount	Percentage change
	(dollars in thousands)
+200 basis points	$175,309	4.37%	$55,889	11.34%
+100 basis points	171,621	2.18%	53,047	5.68%
Flat Rate	167,965		50,195
-100 basis points	163,397	-2.72%	47,261	-5.84%
-200 basis points	158,159	-5.84%	44,202	-11.94%

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

Financial Condition

General: Our total assets at December 31, 2006 were $1.335 billion, of which total loans were $1.065 billion, or 79.8% and investment securities were $115.9 million, or 8.7% while our total assets at December 31, 2005 were $917.5 million, of which total loans were $681.6 million, or 74.3% and investment securities were $105.8 million or 11.5%.

Investment portfolio. The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2006, 2005 and 2004, all of our investments were categorized as available for sale (in thousands).

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government agency securities	$59,952	$58,625	$59,936	$58,377	$80,000	$79,753
Mortgage backed securities	5,726	5,220	5,553	5,015	7,318	6,900
Other securities	52,193	52,101	40,268	40,204	33,284	33,599

	$117,871	$115,946	$105,757	$103,596	$120,602	$120,252

Investment securities with a carrying value of $63.8 million at December 31, 2006, $52.8 million at December 31, 2005 and $68.3 million at December 31, 2004 were pledged as collateral for merchant processing accounts, Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2006 (in thousands):

	After one to five years	Average yield	After five to ten years	Average yield	Over ten years	Average yield	Total
US Government agencies	$58,625	3.96%					$58,625
Mortgage-backed securities			$2,406	4.00%	$2,814	4.03%	$5,220
Other securities					52,101	7.80%	$52,101

Total	$58,625		$2,406		$54,915		$115,946

Weighted average yield		3.96%		4.00%		5.92%

Loan Portfolio: We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. Our chief executive officer, Mrs. Cohen, who has over 30 years experience in banking and real estate lending, chairs our loan committee. The remainder of the committee is made up of our president, chief lending officer, head commercial lender, lenders, loan analysts and our chief credit officer, who is present to insure adherence to both regulatory compliance and our internal credit policy. All of the key committee members have lengthy experience and have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although we from time to time we purchase individual residential mortgages, leases and lease pools. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2006, we had $87.8 million in participations sold, all of which were sold without recourse to us. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2006, commercial, construction and commercial mortgage loans made up $802.1 million or 75.3% of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31, 2006 amount	December 31, 2005 amount	December 31, 2004 amount	December 31, 2003 amount	December 31, 2002 amount
Commercial	$199,397	$119,654	$89,327	$53,130	$36,037
Commercial mortgage	327,639	190,153	140,755	89,772	71,016
Construction	275,079	168,149	97,239	29,026	9,400

Total commercial loans	802,115	477,956	327,321	171,928	116,453
Direct financing leases, net	92,947	81,162	44,795	38,405	30,958
Residential mortgage (1)	62,413	62,378	31,388	6,473	4,433
Consumer loans and others	108,374	61,017	24,894	14,989	10,815

	1,065,849	682,513	428,398	231,795	162,659
Deferred loan costs (fees)	(1,030)	(931)	(517)	602	678

Total loans, net of deferred loan costs	$1,064,819	$681,582	$427,881	$232,397	$163,337

(1)	Includes loans held for sale of $3.0 million at December 31, 2006 and $805,000 at December 31, 2005. There were no loans available for sale in the other reported periods.

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2006
	Within one year	One to five years	After five years	Total
	(in thousands)
Commercial and commercial mortgage	$197,091	$257,301	$72,644	$527,036
Construction	167,099	89,608	18,372	275,079

	$364,190	$346,909	$91,016	$802,115

Loans at fixed rates		$142,589	$4,865	$147,454
Loans at variable rates		204,320	86,151	290,471

Total		$346,909	$91,016	$437,925

Allowance for Loan and Lease Losses: We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that our provision for loan losses is in the amount necessary to maintain our allowance for loan losses at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating the adequacy of our allowance has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. Our chief risk officer, who reports directly to our audit committee, oversees the loan review processes and measures the adequacy of the allowance independently from management. The chief risk officer’s individual loan oversight parameters include borrower relationships over $3.0 million and loans 90 days or more past due or that have been previously classified as substandard. Pursuant to these parameters, approximately 65% of our loans are subject to the chief risk officer’s oversight.

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2006, 2005, 2004, 2003 and 2002:

	December 31, 2006		December 31, 2005		December 31, 2004
	Allowance	% Loan type to total loans	Allowance	% Loan type to total loans	Allowance	% Loan type to total loans
Commercial	$1,666	22.73%	$1,200	17.53%	$862	20.85%
Commercial mortgage	2,440	29.05%	1,697	27.86%	1,257	32.86%
Construction	2,080	24.76%	1,118	24.64%	646	22.70%
Direct financing leases, net	1,005	11.96%	975	11.89%	535	10.46%
Consumer loans	517	3.36%	365	9.14%	70	7.33%
Residential mortgage	684	8.14%	139	8.94%	143	5.80%
Unallocated	8	—	19	—	80	—

	$8,400	100.00%	$5,513	100.00%	$3,593	100.00%

			December 31, 2003		December 31, 2002
			Allowance	% Loan type to total loans	Allowance	% Loan type to total loans
Commercial			$531	22.15%	$400	22.15%
Commercial mortgage			673	43.66%	445	43.66%
Construction			261	5.78%	150	5.78%
Direct financing leases, net			364	19.03%	280	19.03%
Consumer loans			70	2.73%	45	2.73%
Residential mortgage			80	6.65%	45	6.65%
Unallocated			12	—	14	—

			$1,991	100.00%	$1,379	100.00%

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$5,513	$3,593	$1,991	$1,379	$780

Loans charged-off:
Commercial	8	123	10	—	—
Lease financing	93	70	—	65	1
Consumer	—	2	20	9	—

Total	101	195	30	74	1

Recoveries:
Consumer	1
Lease financing	12	15	—	1

Total	13	15	—	1	—

Net charge-offs (recoveries)	88	180	30	73	1
Provision charged to operations	2,975	2,100	1,632	685	600

Balance in allowance for loan and lease losses at end of period	$8,400	$5,513	$3,593	$1,991	$1,379

Net charge-offs/average loans	0.01%	0.03%	0.01%	0.04%	*

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. We had no non-accrual loans at December 31, 2006 or 2005, $205,000 in non-accrual loans at December 31, 2004 and no non-accrual loans in any of the prior year periods. We did not have any real estate owned as a result of foreclosures of delinquent or defaulted loans. The following table summarizes our loans past due 90 days or more still accruing interest.

	December 31,
	2006	2005	2004	2003	2002
Loans past due 90 days or more still accruing interest	$668	$538	$23	$44	$40

Goodwill: As a result of our acquisition of Mears Motor Livery, in fiscal 2005 we recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. We have tested goodwill and have determined that it is not impaired.

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, we expect that our current deposit growth will continue. At December 31, 2006, we had total deposits of $1.07 billion as compared to $732.6 million at December 31, 2005, an increase of $336.7 million or 46.0%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	December 31, 2006		December 31, 2005		December 31, 2004
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Demand (non-interest bearing)	$90,144	—	$94,385	—	$57,669	—
Interest checking	60,990	2.39%	28,624	1.20%	22,070	1.19%
Savings and money market	321,220	4.40%	205,146	2.84%	126,166	2.04%
Time	391,716	4.85%	226,290	3.23%	131,023	2.40%

Total deposits	$864,070	4.00%	$554,445	2.43%	$336,928	1.78%

At December 31, 2006, we had $429.3 million of certificate of deposit accounts maturing in one year or less. At December 31, 2006, 2005 and, 2004, approximately 43.6%, 33.8% and 41.4%, respectively, of deposits consisted of brokered or wholesale deposits. Brokered and wholesale deposits tend to be more sensitive to movements in market interest rates when compared with other types of deposits, and thus may result in our deposit base being less stable than if we had a greater proportion of our deposits in core deposits such as savings and checking accounts. Use of brokered or wholesale deposits may also increase our cost of deposits. We believe, based on our capital ratios, that we will continue to have access to sufficient amounts of brokered or wholesale deposits which, together with our other funding sources, will provide us with the means of funding our loan growth.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2006 was as follows:

Amount
(thousands)
Three months or less	$10,072
Three to six months	2,893
Six to twelve months	7,789
Greater than twelve months	1,464

$22,218

Borrowings: We had $100.0 million at December 31, 2006, $40.0 million at December 31, 2005 and $55.0 million at December 31, 2004 in advances outstanding from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands. The Bank also has a $5.0 million line of credit with the Atlantic Central Bankers Bank and a $25 million line of credit with M&I Bank. No amounts were outstanding under either of these lines of credit at December 31, 2006. We do not have any policy prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the lines of credit will continue to be from the Federal Home Loan Bank system.

	As of or for the year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$8,145	$6,908	$5,052
Average during the year	4,140	4,168	1,507
Maximum month-end balance	9,702	6,908	5,052
Weighted average rate during the year	1.50%	1.80%	1.79%
Rate at December 31	1.98%	2.09%	1.76%

Federal Home Loan Bank advances
Balance at year-end	$100,000	$40,000	$55,000
Average during the year	38,862	39,356	29,057
Maximum month-end balance	100,000	60,000	55,000
Weighted average rate during the year	5.26%	3.29%	1.78%
Rate at December 31	5.44%	4.26%	2.24%

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2006 were our commitments to extend credit, which were approximately $363.0 million, and standby letters of credit, which were approximately $18.6 million, at December 31, 2006.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2006:

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on noncancellable operating leases	$6,794	$1,316	$3,156	$1,247	$1,075
Remaining contractual maturities of time deposits	457,969	431,874	25,986	109	—
Loan commitments	362,976	124,942	108,130	10,955	118,949
Standby letters of credit	18,558	14,114	3,248	1,196	—

Total	$843,158	$569,106	$140,520	$13,507	$120,025

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. We do not expect that the financial statement impact will be material to our financial position, however we will continue to evaluate this interpretation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the financial statement impact will be material to the our financial position, results of operations or disclosures.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are evaluating the impact, if any, of the adoption of this Statement on its financial results.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” , that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We believe the adoption of SAB No. 108 will have no material impact on our financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS159. The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of this Statement would be our financial position and/or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and its subsidiary (collectively, the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes M to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bancorp Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/    GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 15, 2007

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31, 2006	December 31, 2005
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$13,405	$26,627
Interest bearing deposits	1,668	1,029
Federal funds sold	122,048	89,437

Total cash and cash equivalents	137,121	117,093

Investment securities, available-for-sale	115,946	103,596
Loans and leases held for sale	2,996	805
Loans, net of deferred loan costs	1,061,823	680,777
Allowance for loan and lease losses	(8,400)	(5,513)

Loans, net	1,056,419	676,069
Premises and equipment, net	3,951	3,848
Accrued interest receivable	8,537	4,840
Goodwill	3,951	3,951
Other assets	8,913	8,074

Total assets	$1,334,838	$917,471

LIABILITIES
Deposits
Demand (non-interest bearing)	$97,326	$94,266
Savings, money market and interest checking	513,960	373,560
Time deposits	435,751	255,178
Time deposits, $100,000 and over	22,218	9,584

Total deposits	1,069,255	732,588

Securities sold under agreements to repurchase	8,145	6,908
Federal Home Loan Bank advances	100,000	40,000
Accrued interest payable	6,476	778
Other liabilities	2,054	2,250

Total liabilities	1,185,930	782,524

SHAREHOLDERS’ EQUITY
Preferred stock—authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 118,628 and 133,031 shares at December 31, 2006 and 2005, respectively	1	2
Common stock—authorized, 20,000,000 shares of $1.00 par value; issued shares 13,724,023 and 13,637,148 at December 31, 2006 and 2005, respectively	13,724	13,637
Additional paid-in capital	125,572	124,278
Retained earnings (accumulated deficit)	10,881	(1,544)
Accumulated other comprehensive loss	(1,270)	(1,426)

Total shareholders’ equity	148,908	134,947

Total liabilities and shareholders’ equity	$1,334,838	$917,471

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2006	2005	2004
Interest income
Loans, including fees	$71,270	$40,534	$19,472
Investment securities	6,542	5,018	4,710
Federal funds sold	3,085	1,579	480
Interest bearing deposits	71	3	11

	80,968	47,134	24,673

Interest expense
Deposits	34,590	13,470	5,983
Securities sold under agreements to repurchase	62	75	27
Federal Home Loan Bank advances	2,043	1,292	516
Subordinated debt	—	138	551

	36,695	14,975	7,077

Net interest income	44,273	32,159	17,596
Provision for loan and lease losses	2,975	2,100	1,632

Net interest income after provision for loan and lease losses	41,298	30,059	15,964

Non-interest income
Service fees on deposit accounts	849	710	695
Merchant credit card deposit fees	1,080	1,057	689
Gain on sales of investment securities	—	56	481
Leasing income	1,432	1,476	256
ACH processing fees	657	294	8
Other	1,020	730	671

Total non-interest income	5,038	4,323	2,800

Non-interest expense
Salaries and employee benefits	12,410	10,684	7,859
Occupancy expense	2,666	2,376	1,688
Data processing expense	2,429	1,498	1,051
Advertising	527	574	442
Professional fees	1,831	1,405	589
Prepayment premium on subordinated debt	—	1,285	—
Other	5,642	4,932	3,852
Reorganization expense	—	—	487

Total non-interest expense	25,505	22,754	15,968

Net income before income tax	20,831	11,628	2,796
Income tax	8,331	4,181	(922)

Net income	12,500	7,447	3,718

Less preferred stock dividends and accretion	(75)	(598)	(817)
Less preferred stock conversion premium	—	(459)	—
Income allocated to Series A preferred shareholders	(110)	(72)	(323)

Net income available to common shareholders	$12,315	$6,318	$2,578

Net income per share—basic	$0.90	$0.49	$0.25

Net income per share—diluted	$0.86	$0.48	$0.24

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated loss)	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2003	2,284	11	30,369	(10,835)	(156)		21,673
Net Income	—	—	—	3,718		$3,718	3,718
Warrant Exercise	1,337		12,031				13,368
Common Stock issued in reorganization	8,266		74,612				82,878
Common Stock issued from option exercise	1		8				9
Cash dividends on Series A preferred stock				(169)			(169)
Stock dividends on Series A preferred stock			200	(200)			—
Accretion of series A preferred stock			448	(448)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(75)	(75)	—	(75)

Total other comprehensive income						$3,643

Balance at December 31, 2004	11,888	11	117,668	(7,934)	(231)		121,402

Net Income				7,447		7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)				—
Common Stock issued from option exercise	26		239				265
Common Stock issued from warrant exercise	470		3,531				4,001
Cash dividends on Series A preferred stock				(942)			(942)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						$6,252

Balance at December 31, 2005	$13,637	$2	$124,278	$(1,544)	$(1,426)		$134,947

Net Income				12,500		12,500	12,500
Preferred Shares converted to Common Shares	14	(1)	(13)				—
Common Stock issued from stock-based compensation grants, net of excess tax benefits	73		981				1,054
Cash dividends on Series A preferred stock				(75)			(75)
Stock-based compensation			326				326
Other comprehensive gain, net of							—
reclassification adjustments and tax	—	—	—	—	156	156	156

Total other comprehensive income						$12,656

Balance at December 31, 2006	$13,724	$1	$125,572	$10,881	$(1,270)		$148,908

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income	$12,500	$7,447	$3,718
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,997	912	821
Provision for loan and lease losses	2,975	2,100	1,632
Net amortization of investment securities discounts/premiums	(1)	(62)	(136)
Net gain on sales of investment securities	—	(56)	(481)
Stock-based compensation expense	326	—	—
Mortgage loans originated for sale	(13,800)	(8,978)	—
Sale of mortgage loans originated for resale	13,879	9,045
Gain on sale of mortgage loans originated for resale	(79)	(67)	—
Deferred income tax benefit	552	111	(1,043)
Increase in accrued interest receivable	(3,697)	(1,401)	(2,220)
Increase in accrued interest payable	5,698	371	189
Increase in other assets	(2,022)	(601)	(1,006)
Increase (decrease) in other liabilities	(196)	483	672

Net cash provided by operating activities	18,132	9,304	2,146

Investing activities
Purchase of investment securities	(13,529)	(30,208)	(123,135)
Proceeds from sales of investment securities	—	2,159	9,065
Proceeds from calls/maturity of investment securities	1,416	43,012	18,709
Cash paid in excess of cash equivalents from acquisition	—	(698)	—
Net increase in loans	(383,325)	(248,745)	(195,514)
Purchases of premises and equipment	(1,549)	(1,714)	(1,402)

Net cash used in investing activities	(396,987)	(236,194)	(292,277)

Financing activities
Net increase in deposits	336,667	344,507	111,316
Net increase in securities sold under agreements to repurchase	1,237	1,856	5,049
Net proceeds (payments) from Federal Home Loan Bank advances	60,000	(15,000)	55,000
Repayment of notes payable	—	(5,026)	—
Dividends paid on Series A preferred stock	(75)	(942)	(169)
Net proceeds from sale of common stock	—	—	82,878
Net proceeds from exercise of warrants	—	4,070	13,368
Net proceeds from the exercise of options	775	265	9
Excess tax benefit from share based payment arrangements	279	—
Redemption of subordinated debentures	—	(5,250)	—

Net cash provided by financing activities	398,883	324,480	267,451

Net increase (decrease) in cash and cash equivalents	20,028	97,590	(22,680)
Cash and cash equivalents, beginning of year	117,093	19,503	42,183

Cash and cash equivalents, end of year	$137,121	$117,093	$19,503

Supplemental disclosure:
Interest Paid	$30,997	$14,604	$6,898

Taxes Paid	$9,347	$3,916	$600

Net share settlement of warrants	$—	$69	$—

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company), a Delaware Corporation, is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company operates as a financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is an FDIC-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and leasing offices in Crofton, Maryland, Orlando, Florida and Birmingham, Alabama. The principal medium for the delivery of the Company’s banking services is the internet.

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

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses will be affected by state and federal legislation and regulations.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses and goodwill. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors considered, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity of three months or less and federal funds sold.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investments in debt and equity securities which management has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. At December 31, 2006 and 2005, the Company does not have investment securities classified as held to maturity. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company did not engage in hedging as of December 31, 2006 and 2005.

On November 3, 2005, FSP SFAS Nos. 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP in 2006 did not materially impact our results of operations, financial condition, or related disclosures.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2006 and 2005 the cost approximated fair value.

FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee.

5. Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

6. Internal Use Software

Under the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cashflow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2006 and 2005, the Company had capitalized total software costs of approximately $1,210,000. The Company has recorded amortization expense of approximately $216,000, $103,000 and $235,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Stock-Based Compensation

The Company adopted SFAS No. 123(R), “Share-based Payment,” on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Company followed Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees,” and the disclosure requirement of SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123(R) has been applied. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

At January 1, 2006, the Company recognized compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service had not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Company has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123(R)) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Company estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occurred under SFAS 123. The Company will continue to recognize compensation expense for grants using the straight-line method over the vesting period.

9. Advertising Costs

The Company expenses advertising cost as incurred.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings per Share

The Company calculates earnings per share under the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	Year ended December 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$12,315	13,673,730	$0.90
Effect of dilutive securities
Options	—	630,434	(0.04)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$12,315	14,304,164	$0.86

At December 31, 2006, 118,628 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share.

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share Amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$6,318	12,805,690	$0.49
Effect of dilutive securities
Options	—	394,078	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$6,318	13,199,768	$0.48

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, 133,031 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share. Stock options for 313,000 shares of common stock at an exercise prices of $15.94 to $16.67 per share, were outstanding at December 31, 2005 but were not included in the weighted average shares because the exercise price was greater than the average market price.

	Year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$2,578	10,307,481	$0.25
Effect of dilutive securities
Options	—	58,052	—
Warrants	—	51,447	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$2,578	10,416,980	$0.25

At December 31, 2004, 1,133,237 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because upon conversion to common stock they were anti-dilutive to diluted earnings per share.

In March 2004, the FASB approved EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Series A Preferred Stock qualifies as a participating security under EITF 03-6. Accordingly, the Company has adopted the use of the two-class method for computation of earnings per share in the second quarter of 2004.

11. Comprehensive Income

Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

	December 31, 2006
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized gain on investment securities
Unrealized gain arising during year	$236	$(80)	$156
Less reclassification adjustment for gains realized in net income	—	—	—

Other comprehensive loss, net	$236	$(80)	$156

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during year	$(1,755)	$597	$(1,158)
Less reclassification adjustment for gains realized in net income	56	(19)	37

Other comprehensive loss, net	$(1,811)	$616	$(1,195)

	December 31, 2004
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized holding losses arising during year	$(595)	$203	$(392)
Less reclassification adjustment for gains realized in net losses	481	(164)	317

Other comprehensive loss, net	$(114)	$(39)	$(75)

12. Restrictions on Cash and Due From Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amount of those reserves and cash balances at December 31, 2006 and 2005 were approximately $955,000 and $735,000, respectively.

13. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets,”. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2006 and no events have occurred subsequent to this evaluation to require additional testing. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million.

14. Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way business enterprises report information about operating segments in annual financial statements. Under SFAS 131, the Company had only one reportable segment in 2006, 2005 and 2004, community banking.

15. Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

16. Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48. This interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taken for likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. The Company does not expect that the financial statement impact will be material to its financial position, results of operations or disclosures, however the Company continues to evaluate this interpretation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the financial statement impact will be material to its financial position, results of operations or disclosures.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” , that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS159. The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this Statement would be on the Company’s financial position and/or results of operations.

Note C—Mergers and Acquisitions

On January 3, 2005, the Company and the Bank completed the acquisition of Mears. The Company issued 253,126 shares of the Company’s common stock and $1.0 million in cash for a purchase price $4,969,000. As a result of the acquisition, the Company recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. The Company acquired assets, leases and notes payable of $26.2 million, $24.3 million and $5 million, respectively. The Company’s results of operations include the results of operations of Mears from January 3, 2005 forward.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,952	$—	$(1,327)	$58,625
Mortgage backed securities	5,726	43	(550)	5,219
Other securities	52,193	205	(296)	52,102

	$117,871	$248	$(2,173)	$115,946

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,936	$—	$(1,559)	$58,377
Mortgage backed securities	5,553	27	(565)	5,015
Other securities	40,268	242	(306)	40,204

	$105,757	$269	$(2,430)	$103,596

The amortized cost and fair value of the Company’s investment securities available-for-sale at December 31, 2006 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due after one year through five years	$59,952	$58,625
Due after five years through ten years	2,389	2,406
Due after ten years	50,810	50,195
Federal Home Loan and Atlantic Central Bankers Bank stock	4,720	4,720

	$117,871	$115,946

At December 31, 2006 and 2005, investment securities with a book value of approximately $63.8 million and $52.8 million, respectively, were pledged to secure deposits and advances as required or permitted by law. Gross gains on sales were $-0-, $67,000 and $481,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross losses were $-0- and $11,000 for the years ended December 31, 2006 and 2005 and were not material for the year ended December 31, 2004.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 (dollars in thousands):

Description of Securities	Number of securities	12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. government agency securities	3	$58,625	$(1,327)	$58,625	$(1,327)
Mortgage-backed securities	11	1,568	(550)	1,568	(550)
Other Securities	5	9,064	(296)	9,064	(296)

Total temporarily impaired investment securities	19	$69,257	$(2,173)	$69,257	$(2,173)

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

Management has evaluated the securities in the above tables and has concluded that none of these securities have impairments that are other than temporary. In its evaluation, management considered the types of securities and what the credit rating was on the securities. The majority of securities that are in an unrealized loss position are securities issued by U.S. government agencies or U.S. government sponsored agencies and thus management feels the price of the securities is subject to changes in market interest rates and not issues of credit, as these securities by their nature have nominal credit risk. There were 19 individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2006. Management has the intent to hold the securities and believes the unrealized losses do not affect the expected cash flows of the securities.

Note E—Loans

Major classifications of loans are as follows (in thousands):

	December 31, 2006	December 31, 2005
	Amount	Amount
Commercial	$199,397	$119,654
Commercial mortgage	327,639	190,153
Construction	275,079	168,149

Total commercial loans	802,115	477,956
Direct financing leases, net	92,947	81,162
Residential mortgage(1)	62,413	62,378
Consumer loans and others	108,374	61,017

	1,065,849	682,513
Deferred loan fees	(1,030)	(931)

Total loans, net of deferred loan costs	$1,064,819	$681,582

(1)	Includes loans held for sale of $3.0 million and $805,000 for December 31, 2006 and 2005, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $668,000, and $538,000 at December 31, 2006 and 2005 respectively. The Company did not have any non-accrual or impaired loans at December 31, 2006 and 2005.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	December 31,
	2006	2005	2004
	(dollars in thousands)
Balances at the beginning of the year	$5,513	$3,593	$1,991
Charge-offs	(101)	(195)	(30)
Recoveries	13	15	—
Provision charged to operations	2,975	2,100	1,632

Balance at end of year	$8,400	$5,513	$3,593

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

	Estimated useful lives	December 31,
		2006	2005
Furniture, fixtures, and equipment	3 to 12 years	$9,030	$7,579
Leasehold improvements	4 to 15 years	1,430	1,386

		10,460	8,965
Accumulated depreciation and amortization		(6,509)	(5,117)

		$3,951	$3,848

Depreciation and amortization expense amounted to $1.4 million, $1.2 million and $821,000 for December 31, 2006, 2005 and 2004, respectively.

Note G—Deposits

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows (in thousands):

2007	$431,874
2008	25,986
2009	109

$457,969

Note H—Debt

1. Line of Credit

The Bank maintains $30 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. As of December 31, 2006, no funds were outstanding under these lines. The Company had approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $100.0 million. Borrowings under this arrangement have an interest rate that fluctuates. As of December 31, 2006 there was $100.0 million of outstanding borrowings from the Federal Home Loan Bank at a rate of 5.44%.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Short term borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Federal Home Loan Bank advances all have maturities of less than one year. The details of these categories are presented below:

	As of or for the year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased
Balance at year-end	$8,145	$6,908	$5,052
Average during the year	4,140	4,168	1,507
Maximum month-end balance	9,702	6,908	5,052
Weighted average rate during the year	1.50%	1.80%	1.79%
Rate at December 31	1.98%	2.09%	1.76%

Federal Home Loan Bank advances
Balance at year-end	$100,000	$40,000	$55,000
Average during the year	38,862	39,356	29,057
Maximum month-end balance	100,000	60,000	55,000
Weighted average rate during the year	5.26%	3.29%	1.78%
Rate at December 31	5.44%	4.26%	2.24%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

In June 2002, the Company issued $5.25 million of 10.5% fixed rate subordinated debentures (the Debentures) due June 12, 2007 to The Bancorp Capital Trust (the Trust), a Delaware business trust, which was a wholly-owned subsidiary of the Company. The Debentures were the sole asset of the Trust. The Trust issued 5,250,000 shares of trust preferred securities, $10 face value, for total proceeds of $5,250,000. The Company’s obligations under the debentures and related documents, taken together, constituted a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the Trust’s obligations under the preferred securities. The preferred securities were redeemable by the Company on or after June 12, 2007, or earlier if the deduction of related interest for federal income taxes were prohibited, treatment as Tier I capital were no longer permitted, or certain other contingencies arose. The preferred securities were required to be redeemed upon maturity of the debentures in 2032.

In March 2005, the Trust offered to redeem its trust preferred securities at their face value, including accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date the Company could call these securities. As a result of the offer, all of the Trust Preferred Securities were redeemed. The proceeds for the redemption came from the Company’s redemption of its subordinated debenture to the Trust. The aggregate redemption price was $6.1 million. The Company recorded an expense of approximately $1.3 million for the year ended December 31, 2005, reflecting a prepayment premium of $819,000 and the write-off of $466,000 of unamortized deferred financing costs.

Note I—Shareholders’ Equity

During 2005, shareholders exercised 469,868 warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 469,868 shares of common

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. The Company received proceeds of $4.0 million from the warrant exercises. As of December 31, 2006 there were no warrants outstanding.

Note J—Series A Preferred Stock

In 2006, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2006 in the form of quarterly cash dividends which amounted to $75,000.

In July 2005, the Company commenced a solicitation of its Series A preferred stockholders, requesting that they convert their Series A preferred stock to common stock. The Company offered a conversion premium of $.60 per share for each share of Series A preferred stock converted. Because of uncertainty as to whether receipt of a premium would cause the common stock received upon conversion to be restricted as to transfer under the Securities Act of 1933, the Company afforded the holders the option of converting their Series A preferred stock to common stock without receipt of the premium. The solicitation terminated September 30, 2005. As a result of the solicitation, 891,290 shares of Series A preferred stock were converted into 891,290 shares of common stock. The Company paid an aggregate conversion premium of $459,000. Prior to the solicitation, 108,956 shares of Series A Preferred stock converted into 108,956 shares of common stock. At December 31, 2006, 118,628 shares of Series A Preferred Stock remained outstanding.

During 2005, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2005 in the form of quarterly cash dividends which amounted to $598,000.

During 2004, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2004 in the form of stock dividends for each of the first three quarters of the year totaling 49,408 shares of Series A Preferred Stock. For the fourth quarter of 2004, the Company paid a cash of $169,000 or $0.15 per share.

Note K—Benefit Plans

401 (k) plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company and the Bank. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $231,000, $223,000 and $145,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $364,000 and $325,000 for this plan for the years ended December 31, 2006 and 2005, respectively. This expense is included in salaries and employee benefits.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note L—Income Taxes

The components of the income taxes included in the statements of income are as follows:

	For the years ended December 31,
	2006	2005	2004
	(dollars in thousands)
Current tax provision
Federal	$6,597	$3,319	$1,372
State	1,182	751	121

	7,779	4,070	1,493
Deferred tax provision (benefit)	552	111	(2,415)

	$8,331	$4,181	$(922)

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 35% for fiscal 2006 and 34% for fiscal 2005 and 2004 are as follows:

	For the years ended December 31,
	2006	2005	2004
	(dollars in thousands)
Computed tax expense at statutory rate	$7,288	$3,954	$956
State taxes	772	477	121
Incentive stock options	32	—	—
Change in statutory rate	(95)	—	—
Change in valuation allowance	—	—	(1,598)
Previously unrecognized net operating loss	—	—	(408)
Other	334	(250)	7

	$8,331	$4,181	$(922)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$2,221	$1,135
Deferred compensation	241	110
State taxes	89	81
Fair value of loans and leases from acquisition	147	330
Net operating loss carry forwards	998	2,422
Unrealized losses on investment securities available for sale	655	735

Total deferred tax assets	$4,351	$4,813

Deferred tax liabilities:
Depreciation	432	262

Total deferred tax liabilities	432	262

Net deferred tax asset included in other assets	$3,919	$4,551

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition of Mears Motor Livery the Company acquired federal net operating loss carryforwards of approximately $664,000 which expired in 2022. The Company will be subject to a limitation imposed by the Internal Revenue Code on the amount of net operating loss carryforwards we can utilize in any year. The Company estimate this annual limitation to be approximately $211,000. Net operating loss carryforwards not used in any one year may be carried forward to subsequent years, subject to a 20 year limitation following the year in which they were incurred.

The Company has net operating loss carryforwards of approximately $2.2 million at December 31, 2006 from the reorganization of the Bank. These net loss carryforwards are subject to an annual limitation of $1.9 million and expire at various times through 2022.

Note M—Stock-Based Compensation

In June 2005, the Company adopted an omnibus equity compensation plan (the 2005 plan). Employees and directors of the company and the Bank are eligible to for issuance under the 2005 plan. An aggregate of 1,000,000 shares of common stock have been reserved. Options guaranteed under the 2005 plan expire on the tenth anniversary of their grant.

In December 2003, the Bank adopted a stock option plan (the 2003 plan). Employees and directors of the Bank were eligible to participate in the 2003 plan. An aggregate of 760,000 shares of common stock for the Bank had been reserved. Options expire on the tenth anniversary of their grant. Under the plan, 501,000 options were granted. As a result of the reorganization of the Company and the Bank, the Bank’s plan terminated and the options theretofore granted under the Bank’s plan were converted into options to purchase 576,101 shares of the Company’s common stock.

In October 1999, the Company adopted a stock option plan (the 1999 Plan). Employees and directors of the Company and the Bank were eligible to participate in the 1999 Plan. An aggregate of 1,000,000 shares of common stock had been reserved under the 1999 Plan, with no more than 75,000 shares being issuable to non-employee directors. Options vest over four years and expire on the tenth anniversary of the grant.

A summary of the status of the Company’s stock option plans is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contracutal Term (years)	Aggregate Intrinsic Value
	(dollars in thousands except per share data)
Outstanding at January 1, 2006	1,673,380	$12.20
Granted	1,000	20.98
Exercised	(58,972)	13.15
Forfeited	(26,500)	16.63

Outstanding at December 31, 2006	1,588,908	$12.10	6.60	$27,808

Exercisable at December 31, 2006	1,570,908	$12.10	6.60	$27,483

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2006, and changes during the twelve months then ended, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-Vested at January 1, 2006	$69,750	5.26
Granted	1,000	8.89
Vested	(27,750)
Forfeited	(25,000)

Non-Vested at December 31, 2006	$18,000	4.01

During 2006, the Company issued 58,972 common shares in connection with stock option exercises. The Company received $775,000 in proceeds from the option exercises. In 2005 the Company issued 25,847 common shares in connection with stock option exercises and received proceeds of $265,000. In 2004 the Company issued 1,000 common shares in connection with stock option exercises and received proceeds of $10,000.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and 2005 was $8.89 and $7.47 respectively. The total intrinsic value of options exercised was $618,000, $136,053 and $-0-, during 2006, 2005 and 2004, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock on the date of exercise less the applicable exercise price.

As of December 31, 2006, there was a total of $4,000 of unrecognized compensation cost related to nonvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1 year.

For the years ended December 31, 2006, 2005 and 2004, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	December 31,
	2006	2005	2004
Risk-free interest rate	4.57%	4.30%	4.01%
Expected dividend yield	—	—	—
Expected volatility	27.48%	34.17%	38.33%
Expected lives (years)	7.0	8.5	10.0

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the year ended December 31, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation in the years indicated (in thousands).

	Year ended December 31,
	2005	2004
Net income, as reported	$7,447	$7,447
Add Stock-based compensation expense included in reported net income, net of related tax effects	12	—
Less stock-based compensation costs under Fair value based method for all awards	(3,290)	(3,736)

Pro forma net (loss) income	4,169	3,711
Less preferred stock dividends and accretion	(598)	(598)
Less preferred stock conversion premium	(459)	(459)
Income allocated to Series A preferred shareholders	(40)	—

Net (loss) income available to common shareholders	$3,072	$2,654

Net (loss) income per share basic, as reported	$0.49	$0.25

Net (loss) income per share basic, pro forma	$0.24	$0.26

Net (loss) income per share diluted, as reported	$0.48	$0.24

Net (loss) income per share diluted, pro forma	$0.23	$0.25

There is no pro forma effect for the year ended December 31, 2006 since stock based compensation was recorded under SFAS 123(R) in 2006.

Share-based employee compensation expense is included in salaries and employee benefits expense in the consolidated statements of income in this report. The impact of the adoption of FAS 123(R) on the Company’s financial results for the year ended December 31, 2006 is as follows (in thousands, except per share data):

Year ended December 31, 2006
Reduction to income before income taxes for FAS 123(R) share-based compensation expense	$326
Less: FAS 123(R) income tax benefit	(114)

Reduction to net income	$212

Reduction to basic earnings per share	$0.02
Reduction to diluted earnings per share	$0.01

During the first quarter of 2006 the Company granted 13,500 phantom stock units that vested on December 31, 2006. Each stock unit represents the right to receive one share of common stock of the Company at the time the unit is fully vested. The fair value per unit of the grants was $17.50, which was the fair value per share of the common stock on the date of the grant.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2001, the Company’s shareholders approved an Employee and Non-Employee Director Non-Cash Compensation Plan (2001 Non-Cash Compensation Plan). The 2001 Non-Cash Compensation Plan allows the Company to grant up to 50,000 shares of Series A preferred stock to employees, directors or consultants who provide services to the Company or its subsidiaries. Grants must be approved by the board of directors and based upon terms designated by the board. As of December 31, 2006 and 2005, no shares had been granted under the 2001 Non-Cash Compensation Plan.

Prior to the adoption of FAS 123(R), the Company was required to record tax benefits as an operating cash flow. However, FAS 123(R) requires that such benefits classified as a financing cash inflow and corresponding operating cash outflow.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Financial Trust (RAIT) commencing in October 2000. The agreement was amended in June 2006. The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. RAIT paid $64,000 for the year ended December 31, 2006 and $60,000 for the years ended December 31, 2005 and 2004. In addition, RAIT reimbursed the Bank for assistance in other technical support totaling $-0-, $-0-, and $49,000 for the years ended December 31, 2006, 2005 and 2004, respectively. RAIT paid the Company approximately $387,000, $314,000 and $251,000 for rent for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company subleased office space to Cohen & Co and provided technical support and telephone service to Cohen & Co. commencing in July 2002. The agreements were terminated in June 2006. Cohen Bros. paid the Company approximately $110,000, $122,000 and $81,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Cohen Bros. paid $83,000, $101,000 and $55,000 for the years ended December 31, 2006, 2005 and 2004, respectively for technical support and telephone system support services. Also, the Bank paid $-0-, $16,900 and $9,200 to Cohen & Co. for investment securities brokerage services performed for the years ended December 31, 2006, 2005 and 2004, respectively. Daniel G. Cohen, Chairman of the Company and a director and Chairman of the Executive Committee of the Bank, is an officer, director, and principal owner of Cohen & Co.

The Bank maintains deposits for various affiliated companies totaling approximately $162,514,000 and $115,942,000 as of December 31, 2006 and, 2005, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2006, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectibility. At December 31, 2006, loans to these related parties amounted to $3,687,000. During the year ended December 31, 2006, the Bank made new loans to related parties of $1,866,000 and received repayments of $897,000.

The Bank entered into an ATM Agreement with TRM ATM Corporation (TRM ATM) in September 2000. Under this agreement, TRM ATM installs, operates and services automated teller machines at various locations of the Bank’s choosing. The Bank pays TRM a monthly rental fee of $195 for each machine. The Bank retains all fees and charges derived from the transactions conducted at the ATM (except for one ATM situated with one of the Bank’s affinity group customers in which it shares such fees and charges). The Bank currently leases seven machines under this agreement. TRM ATM is a wholly-owned subsidiary of TRM Corporation (TRM). A director of TRM is the spouse of the Company’s Chief Executive Officer. Fees paid to TRM ATM were $19,000, $17,000 and $16,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid rent to a related party for space in Florida $83,000 and $70,000 for the years ended December 31, 2006 and 2005, respectively. This lease did not commence until 2005.

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

Year ending December 31,
2007	$1,316
2008	1,246
2009	1,184
2010	726
2011	617
Thereafter	1,705

$6,794

The Company has provided letters of credit as security for its payment of rent and other fees under these leases that totaled $261,000 at December 31, 2006. These letters of credit reduce annually based upon rental payments made.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $853,000, $871,000 and $651,000 net of rental payments from RAIT and Cohen & Co. of approximately $495,000, $436,000 and $354,000, respectively.

The Company paid rent to a related party for space in Florida in 2005 totaling $83,000.

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

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2006	2005
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$362,976	$277,212
Standby letters of credit	18,558	12,481

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a SFAS 5 reserve is not necessary at December 31, 2006. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.

The Company grants loans primarily to customers in Philadelphia and its immediately adjacent suburban Pennsylvania counties which include Chester, Delaware and Montgomery and northern Delaware.

Note Q—Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. Therefore, the Company has used significant estimates and present value calculations in determining the fair value of its financial instruments.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005, are outlined below.

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $137,121,000 and $117,093,000 as of December 31, 2006 and 2005, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available.

Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net loan portfolio at December 31, 2006 and 2005, has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at December 31, 2006, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	2006		2005
	Carrying Amount	Estimated Value	Carrying Amount	Estimated Value
	(in thousands)
Investment securities available-for-sale	$115,946	$115,946	$103,596	$103,596
Loans receivable, net	1,064,819	1,054,926	676,069	672,706
Certificates of Deposit	457,969	455,529	264,762	263,558
Securities sold under agreements to repurchase	8,145	8,145	6,908	6,908
FHLB Advances	100,000	100,000	40,000	40,000

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
AS OF DECEMBER 31, 2006
Total Capital
(to risk-weighted assets)
Company	$154,628	14.28%	$86,656	>=8.00	N/A	N/A
Bank	143,648	13.22%	86,944	8.00	108,679	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	146,228	13.50%	43,328	>=4.00	N/A	N/A
Bank	135,248	12.44%	43,472	4.00	65,208	>=6.00%
Tier I capital
(to average assets)
Company	146,228	12.28%	47,621	>=4.00	N/A	N/A
Bank	135,248	11.36%	47,621	4.00	59,526	>=5.00%

AS OF DECEMBER 31, 2005
Total Capital
(to risk-weighted assets)
Company	$137,934	18.69%	$59,036	>=8.00	N/A	N/A
Bank	127,532	17.20%	61,792	8.00	74,141	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	132,421	17.94%	29,518	>=4.00	N/A	N/A
Bank	122,019	16.46%	29,657	4.00	44,825	>=6.00%
Tier I capital
(to average assets)
Company	132,421	15.90%	33,309	>=4.00	N/A	N/A
Bank	122,019	14.65%	33,309	4.00	41,637	>=5.00%

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note S—Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2006	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest Income	$16,558	$18,913	$21,839	$23,658
Net interest income	10,226	10,808	11,285	11,954
Provision for loan and lease losses	600	700	825	850
Non-interest income	1,300	1,433	1,089	1,216
Non-interest expense	6,373	6,493	6,191	6,448
Income tax expense	1,698	1,880	2,074	2,679
Net income	2,855	3,168	3,284	3,193
Net income available to common shareholders	2,808	3,121	3,238	3,148
Net income per share—basic	0.21	0.23	0.24	0.22
Net income per share—diluted	0.20	0.22	0.23	0.21

	Three months ended
2005	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest Income	$9,148	$10,829	$12,814	$14,343
Net interest income	6,470	7,362	8,755	9,572
Provision for loan and lease losses	500	550	550	500
Non-interest income	1,014	1,291	970	1,048
Non-interest expense	6,157	5,248	5,670	5,679
Income tax expense	261	973	1,199	1,748
Net income	566	1,882	2,306	2,693
Net income available to common shareholders	317	1,537	1,656	2,808
Net income per share—basic	0.03	0.12	0.12	0.19
Net income per share—diluted	0.03	0.12	0.12	0.19

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheet

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and due from banks	$10,638	$9,965
Investment in bank subsidiaries	137,929	124,544
Other assets	362	484

Total assets	$148,929	$134,993

Liabilities and shareholders’ equity
Other liabilities	$19	$46
Shareholders’ equity	148,908	134,947

Total Liabilities and shareholders’ equity	$148,929	$134,993

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Income Statement

	December 31,
	2006	2005	2004
	(in thousands)
Income
Other income	$144	$144	$144

Total Income	144	144	144
Expense
Interest on subordinated debentures	—	138	551
Prepayment premium on subordinated debit	—	1,285	—
Non-interest expense	471	185	669

Total Expense	471	1,608	1,220
Equity in undistributed income of subsidiaries	13,228	8,427	4,794

Net income before tax benefit	12,901	6,963	3,718

Income tax (benefit)	401	(484)	—

Net Income	12,500	7,447	3,718

Less preferred dividends and accretion	(75)	(598)	(817)
Income allocated to Series A preferred shareholders	(110)	(72)	(323)
Less preferred stock conversion dividend	—	(459)	—

Net income available to common shareholders	$12,315	$6,318	$2,578

Condensed Statement of Cash Flows

	December 31,
	2006	2005	2004
	(in thousands)
Operating Activities
Net income	$12,500	$7,447	$3,718
Increase in other assets	121	(125)	(82)
Decrease in other liabilities	301	(156)	(322)
Equity in undistributed income of subsidiaries	(13,228)	(8,427)	(4,794)

Net cash used in operating activities	(306)	(1,261)	(1,480)

Investing activities
Contribution to subsidiary	—	—	(82,878)

Net cash used in investing activities	—	—	(82,878)

Financing activities
Dividends on series A preferred stock	(75)	(942)	(169)
Repayment of the Company’s subordinated debentures	—	(5,250)
Proceeds from the issuance of preferred stock	—	—	82,878
Proceeds from the issuance of common stock warrants	—	4,070	13,368
Proceeds from the exercise of common stock options	775	265	9
Excess Tax Benefit from share based payment arrangements	279	—	—

Net cash provided by (used in) financing activities	979	(1,857)	96,086

Net increase (decrease) in cash and cash equivalents	673	(3,118)	11,728
Cash and cash equivalents, beginning of year	9,965	13,083	1,355

Cash and cash equivalents, end of year	$10,638	$9,965	$13,083

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

There have been no changes in the Company’s control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Bancorp, Inc. (a Delaware corporation) and its subsidiary (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Bancorp, Inc. and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 15, 2007

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information included in the 2007 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation.

Information included in the 2007 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included in the 2007 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information included in the 2007 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information included in the 2007 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between the Bancorp, Inc. and the Bancorp Bank(1)

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen stock certificate(1)

4.2	Investor Rights Agreement (1999)(1)

4.3	Investor Rights Agreement (2002)(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Amended and Restated Sublease Agreement, dated as of June 30, 2006, among The Bancorp, Inc., The Bancorp Bank and RAIT Partnership, L.P.(2)

10.10	Sublease and Technical Support Agreement with Cohen Bros.(1)

10.11	TRM and The Bancorp ATM Agreement(1)

21.1	Subsidiaries of Registrant(1)

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2006, and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

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

/s/ BETSY Z. COHEN BETSY Z. COHEN	Chief Executive Officer and Director	March 15, 2007

/s/ FRANK M. MASTRANGELO FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 15, 2007

/s/ D. GIDEON COHEN D. GIDEON COHEN	Director	March 15, 2007

/s/ WALTER T. BEACH WALTER T. BEACH	Director	March 15, 2007

/s/ MICHAEL J. BRADLEY MICHAEL J. BRADLEY	Director	March 15, 2007

/s/ MATTHEW COHN MATTHEW COHN	Director	March 15, 2007

/s/ LEON A. HUFF LEON A. HUFF	Director	March 15, 2007

/s/ WILLIAM H. LAMB WILLIAM H. LAMB	Director	March 15, 2007

/s/ JAMES J. MCENTEE III JAMES J. MCENTEE III	Director	March 15, 2007

/s/ LINDA SCHAEFFER LINDA SCHAEFFER	Director	March 15, 2007

/s/ STEVEN N. STEIN STEVEN N. STEIN	Director	March 15, 2007

/s/ JOAN SPECTER JOAN SPECTER	Director	March 15, 2007

/s/ MARTIN F. EGAN MARTIN F. EGAN	Chief Financial Officer and Secretary	March 15, 2007