Form 10-Q
period 2007-03-31
Bancorp, Inc.
filed 2007-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2007 there were 13,778,857 outstanding shares of Common Stock, $1.00 par value.

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

The Bancorp, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,783	$13,405
Interest bearing deposits	1,668	1,668
Federal funds sold	148,832	122,048

Total cash and cash equivalents	161,283	137,121

Investment securities, available-for-sale	114,794	115,946
Loans and Leases held for sale	—	2,996
Loans, net of deferred loan costs	1,102,372	1,061,823
Allowance for loan and lease losses	(8,857)	(8,400)

Loans, net	1,093,515	1,056,419
Premises and equipment, net	3,885	3,951
Accrued interest receivable	7,714	8,537
Goodwill	3,951	3,951
Other assets	9,117	8,913

Total assets	$1,394,259	$1,334,838

LIABILITIES
Deposits
Demand (non-interest bearing)	$80,355	$97,326
Savings, money market and interest checking	663,901	513,960
Time deposits	457,728	435,751
Time deposits, $100,000 and over	26,051	22,218

Total deposits	1,228,035	1,069,255

Securities sold under agreements to repurchase	4,116	8,145
Federal Home Loan Bank advances	—	100,000
Accrued interest payable	6,520	6,476
Other liabilities	2,138	2,054

Total liabilities	1,240,809	1,185,930

SHAREHOLDERS’ EQUITY
Preferred stock—authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 112,591 and 118,628 shares for March 31, 2007 and December 31, 2006, respectively	1	1
Common stock—authorized, 20,000,000 shares of $1.00 par value; issued shares 13,778,857 and 13,724,023 for March 31, 2007 and December 31, 2006, respectively	13,779	13,724

Additional paid-in capital	126,405	125,572
Retained earnings	14,398	10,881
Accumulated other comprehensive loss	(1,133)	(1,270)

Total shareholders’ equity	153,450	148,908

Total liabilities and shareholders’ equity	$1,394,259	$1,334,838

The accompanying notes are an integral part of these statements.

The Bancorp Inc.

Consolidated Statements of Income

(in thousands)

	For the three months ended March 31,
	2007	2006
	(unaudited)
Interest income
Loans, including fees	$22,501	$14,159
Investment securities	1,676	1,615
Federal funds sold and interest bearing deposits	1,366	784

	25,543	16,558

Interest expense
Deposits	12,092	5,782
Other borrowed funds	84	12
Federal Home Loan Bank advances	813	538

	12,989	6,332

Net interest income	12,554	10,226
Provision for loan and lease losses	750	600

Net interest income after provision for loan and lease losses	11,804	9,626

Non-interest income
Service fees on deposit accounts	228	166
Merchant credit card deposit fees	267	331
Loss on call of investment securities	(2)	—
Leasing income	569	400
ACH processing fees	113	169
Other	331	234

Total non-interest income	1,506	1,300

Non-interest expense
Salaries and employee benefits	3,648	3,194
Occupancy expense	726	652
Data processing expense	682	582
Advertising	166	138
Professional fees	601	411
Other	1,612	1,396

Total non-interest expense	7,435	6,373

Income before income tax	5,875	4,553
Income tax	2,293	1,698

Net income	3,582	2,855

Less preferred stock dividends	(18)	(27)
Income allocated to Series A preferred shareholders	(29)	(20)

Net income available to common shareholders	$3,535	$2,808

Net income per share – basic	$0.26	$0.21

Net income per share – diluted	$0.25	$0.20

Weighted average shares – basic	13,753,476	13,639,598
Weighted average shares – diluted	14,417,329	14,170,237

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2007 (unaudited)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at January 1, 2007	$13,724	$1	$125,572	$10,881	$(1,270)		$148,908
Cumulative effect of adoption of Fin-48 Accounting for Uncertainty in Income Taxes				(47)			(47)

Balance at January 1, 2007	$13,724	$1	$125,572	$10,834	$(1,270)	$12,656	$148,861
Net Income				3,582		3,582	3,582
Preferred Shares converted to Common Shares	6	—	(6)				—
Common Stock issued from option exercise, net of excess benefits	49		810				859
Cash dividends on Series A preferred stock				(18)			(18)
Stock-based compensation expense			29				29
Other comprehensive income, net of reclassification adjustments and taxes	—	—	—	—	137	137	137

						$3,719

Balance at March 31, 2007	$13,779	$1	$126,405	$14,398	$(1,133)		$153,450

The accompanying notes are an integral part of this statement.

The Bancorp, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31
	2007	2006
Operating activities
Net income	$3,582	$2,855
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	528	511
Provision for loan and lease losses	750	600
Net amortization (accretions) of premium (discount)	(4)	(3)
Loss on call of investment securities	2	—
Share based compensation expense	29	92
Decrease (increase) in accrued interest receivable	823	(241)
Increase in interest payable	44	382
Increase in other assets	(300)	(46)
(Decrease) increase in other liabilities	37	523

Net cash provided by operating activities	5,491	4,673

Investing activities
Purchase of investment securities	—	(10,700)
Proceeds from calls/maturity of investment securities	1,335	4
Purchase of loans	(624)
Net increase in loans	(37,222)	(80,240)
Purchases of premises and equipment	(364)	(356)

Net cash used in investing activities	(36,875)	(91,292)

Financing activities
Net increase in deposits	158,780	113,474
Net decrease in securities sold under agreements to repurchase	(4,029)	(1,923)
Repayment of Federal Home Loan advances	(100,000)	—
Dividends on Series A preferred stock	(18)	(20)
Net proceeds from the exercise of options	658	92
Excess tax benefit from stock based compensation	155	—

Net cash provided by financing activities	55,546	111,623

Net increase in cash and cash equivalents	24,162	25,004

Cash and cash equivalents, beginning of year	137,121	117,093

Cash and cash equivalents, end of period	$161,283	$142,097

Supplemental disclosure:
Interest Paid	$12,945	$5,950

Taxes Paid	$2,026	$1,050

The accompanying notes are an integral part of these statements.

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

Note 2. Stock-based Compensation

The Company accounts for its stock options and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The impact of this new standard is reflected in the net earnings and related per share amounts for the quarters ended March 31, 2007 and 2006. At March 31, 2007, the Company has two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option and phantom stock unit grant is estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or phantom award is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. During the first quarter of 2007, the Company granted 10,000 phantom stock units that vest on December 31, 2007. The fair value of the grant was $25.43, which was the fair value of the common stock on the date of the grant. During the first quarter of 2007 the Company granted 12,000 stock options as compared to 1,000 stock options in the first quarter of 2006. The weighted average assumptions used in the Black-Scholes valuation model for the stock options are shown below.

	For the three months ended March 31,
	2007	2006
Risk-free interest rate	4.46%	4.57%
Expected term	5.5 years	7.0 years
Dividend	0%	0%
Expected volatility	29.94%	30.18%

As of March 31, 2007, there was $293,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 3 years. Cash received from option exercises for the periods ending March 31, 2007 and 2006 was $658,000 and $92,000 respectively. Included in net income for the three months ended March 31, 2007 and 2006 was employee compensation expense of $29,000 and $92,000 respectively. The following tables are a summary of activity in the plans as of March 31, 2007 and changes during the period then ended:

Stock options:

	For the three months ended March 31, 2007
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,588,908	$12.10
Granted	12,000	24.39
Exercised	48,797	13.48
Forfeited	—

Outstanding at end of period	1,552,111	12.15	6.37	$21,496,579

Options exercisable at end of period	1,522,611	12.06	6.34	$21,219,729

Phantom units:

	For the three months ended March 31, 2007
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding at beginning of the year	—	—
Granted	10,000	—
Exercised	—	—
Forfeited	—

Outstanding at end of period	10,000	—	0.76

Note 3. Earnings Per Share

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are phantom stock units and options to purchase its common stock.

The following schedule shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,535	13,753,476	$0.26
Effect of dilutive securities
Phantom stock units		355	—
Options	—	663,498	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,535	14,417,329	$0.25

	For the three months ended March 31, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$2,808	13,639,598	$0.21
Effect of dilutive securities
Options	—	530,639	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$2,808	14,170,237	$0.20

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	March 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,956	$—	$(1,000)	$58,956
Mortgage backed securities	5,497	29	(583)	4,943
Other securities	51,085	111	(301)	50,895

	$116,538	$140	$(1,884)	$114,794

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,952	$—	$(1,327)	$58,625
Mortgage backed securities	5,726	43	(550)	5,219
Other securities	52,193	205	(296)	52,102

	$117,871	$248	$(2,173)	$115,946

The amortized cost and fair value of the Company’s investment securities available-for-sale at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due before one year	$7,624	$7,470
Due after one year through five years	72,119	71,156
Due after five years through ten years	3,099	2,988
Due after ten years	28,986	28,470
Federal Home Loan and Atlantic
Central Bankers Bank stock	4,710	4,710

	$116,538	$114,794

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	March 31, 2007 amount	December 31, 2006 amount
	(unaudited)
Commercial	$226,888	$199,397
Commercial mortgage	323,741	327,639
Construction	293,915	275,079

Total commercial loans	844,544	802,115
Direct financing leases, net	83,211	92,947
Residential mortgage	57,287	62,413
Consumer loans and others	117,595	108,374

	1,102,637	1,065,849
Deferred loan fees	(265)	(1,030)

Total loans, net of deferred loan fees	$1,102,372	$1,064,819

Note 6. Transaction with affiliates

The Company subleases office space in Philadelphia, Pennsylvania and provides technical support to RAIT Investment Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and Chief Executive Office of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, the Company provides technical support for RAIT for a current fee of $6,500 a month. RAIT paid the Bank $19,500 and $15,000 respectively for technical support for the three months ended March 31, 2007 and 2006. RAIT paid the Company approximately $124,000 for rent for the first three months of 2007 and $84,000 for the first three months of 2006.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. & Company d/b/a Cohen & Company (Cohen & Company) commencing in July 2002 under which Cohen & Company pays rent of $6,201 and $6,761 per month for 2007 and 2006 respectively. Cohen & Company paid $18,604 and $20,283 in rent for the three months ended March 31, 2007 and 2006. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns a majority of Cohen & Company.

Cohen & Company pays the Company fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. The agreement was terminated in June 2006 but Cohen & Company continued to pay fees for telephone system support services. Telephone support fees paid for the period ended March 31, 2007 were $13,308. Technical and telephone support fees for Cohen Bros. were $13,800 for the period ended March 31, 2006.

The Company maintains deposits for various affiliated companies totaling approximately $269,116,000 and $162,514,000 as of March 31, 2007 and December 31, 2006, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2007, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At March 31, 2007 loans to these related parties amounted to $4,001,000.

Note 7. Recently issued accounting standards

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution. In adopting the provisions of FIN 48, the Company recorded an cumulative-effect adjustment to reduce retained earnings by $47,000. The Company recognizes interest and penalties, if any, accrued related to the liability in the provision for income taxes. To the extent interest and penalties are ultimately not assessed, amounts accrued as part of the liability would be adjusted in the Company’s provision for income taxes.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this Statement would be on its financial position and/or results of operations.

Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to the risks and uncertainties more particularly described in Item 1A,”Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as may be required by applicable law, we undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Net Income: Net income for the first quarter of 2007 was $3.6 million compared to net income of $2.9 million for the first quarter of 2006. Diluted earnings per share were $0.25 in the first quarter of 2007 as compared to $0.20 for the first quarter of 2006. Return on average assets was 1.08% and return on average equity was 9.54% for the first quarter of 2007 as compared to 1.25% and 8.42% respectively for the first quarter of 2006.

Net Interest Income: Our interest income for the first quarter of 2007 increased to $25.5 million from $16.6 million in the first quarter of 2006, while our net interest income increased to $12.6 million from $10.2 million. Our average loans increased to $1.072 billion for the first quarter of 2007 from $701.1 million for the first quarter of 2006. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first quarter 2007 decreased to 3.87% from 4.65% for the first quarter of 2006, a decrease of 78 basis points (.78%). The decreased net interest margin resulted from the following:

•	an increase in average federal funds sold of $40.9 million, and

•	a decrease in average demand deposits of $33.0 million,

For the first quarter of 2007 the average yield on our interest-earning assets increased to 7.88% from 7.53% for first quarter of 2006, an increase of 35 basis points (0.35%). Cost of interest-bearing deposits increased to 4.73% for the first quarter of 2007 from 3.74% for the first quarter of 2006, an increase of 99 basis points (0.99%). The increase in the cost of interest-bearing deposits was the result of continued pricing competition within the market and the consequent increase in the rates we pay on interest-bearing deposits as compared to the first quarter of 2006. Average interest-bearing deposits increased to $1.022 billion from $618.5 million, an increase of $403.3 million or 65.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2007			2006
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,072,293	$22,501	8.39%	$701,090	$14,159	8.08%

Investment securities	115,313	1,676	5.81%	110,689	1,615	5.84%
Interest bearing deposits	1,668	—	0.00%	1,030	—	0.00%
Federal funds sold	108,008	1,366	5.06%	67,130	784	4.67%

Net interest-earning assets	1,297,282	25,543	7.88%	879,939	16,558	7.53%

Allowance for loan and lease losses	(8,746)			(5,775)
Other assets	35,393			37,062

	$1,323,929			$911,226

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$71,945			$104,978

Interest bearing deposits
Interest checking	81,462	$567	2.78%	49,465	$247	2.00%

Savings and money market	451,968	4,937	4.37%	296,293	2,773	3.74%
Time	488,344	6,588	5.40%	272,738	2,762	4.05%

Total interest bearing deposits	1,021,774	12,092	4.73%	618,496	5,782	3.74%

FHLB advances	59,556	813	5.46%	44,722	538	4.81%
Other borrowed funds	8,630	84	3.89%	3,978	12	1.21%
Subordinated debt	—	—		—	—

Net interest bearing liabilities	1,089,960	12,989	4.77%	667,196	6,332	3.80%

Other liabilities	11,304			3,344

Shareholders’ equity	150,120			135,708

	$1,323,329			$911,226

Net yield on average interest earning assets		$12,554	3.87%		$10,226	4.65%

In the first quarter of 2007, average interest-earning assets increased to $1.297 billion, an increase of $417.3 million, or 47.4% from the first quarter of 2006

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $750,000 for the first quarter of 2007 compared to $600,000 for the first quarter of 2006. At March 31, 2007, our allowance for loan and lease losses amounted to $8.9 million or .80% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $1.5 million for the first quarter of 2007 as compared to $1.3 million for the first quarter of 2006, an increase of $200,000 or 16%. The principal reasons for the increase of non-interest income were an increase from leasing income and other income. Leasing income increased to $569,000 for the first quarter of 2007, an increase of $169,000 or 42.3%. This is a result of an increase in end of lease fees from a large leasing relationship. Other income increased $97,000 or 41.5% to $331,000. This increase is a result of fees associated with the set up of specialized merchant processing relationships.

Non-Interest Expense. Total non-interest expense was $7.4 million for the first quarter of 2007, as compared to $6.4 million for the first quarter of 2006, an increase of $1.06 million or 16.7%. Salaries and employee benefits amounted to $3.6 million for the first quarter of 2007 as compared to $3.2 million for the first quarter of 3006, an increase of $454,000 or 14.2%. The increase reflects increases in staff for commercial lending and private client staffs. Professional fees increased to $601,000 for the first quarter of 2007, an increase of $190,000 or 46.2%. This increase reflects legal fees of approximately $120,000 for research and compliance matters associated with our processing business. Other operating expense increased to $1.6 million in the first quarter of 2007 as compared to $1.3 million for the same period in 2006. The increase of $216,000 or 15.5% is a result of increase in entertainment costs related to growth in our private client and commercial loan business and deposit account charge-offs.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Since commencement of operations, the primary source of funds for our financing activities have been cash inflows from net increases in deposits, which were $158.8 million in the first three months of 2007. We have also used sources outside of our core deposit products to fund our loan growth including the Federal Home Loan Bank and repurchase agreements. As of March 31, 2007, we did not have any outstanding Federal Home Loan Bank advances, but did have $4.1 million in repurchase obligations. During the first quarter of 2007 we were able to repay our Federal Home Loan Bank advances as result of a combination of our deposit growth and loan repayments of approximately $77.8 million.

Funding was directed primarily at cash outflows required for loans, which were $37.2 million in the first three months of 2007. At March 31, 2007 we had outstanding commitments to fund loans, including unused lines of credit, of $401.2 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation, or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At March 31, 2007 we were “well capitalized” under banking regulations.

The following table sets forth the regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total Capital to risk-weighted assets ratio
AS OF MARCH 31, 2007:
The Company	11.43%	13.49%	14.29%
The Bancorp Bank	10.53%	12.40%	13.19%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2006:
The Company	12.28%	13.50%	14.28%
The Bancorp Bank	11.36%	12.44%	13.22%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2007. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 days	91-364 days	1-3 years	3-5 years	Over 5 years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$608,969	$107,052	$188,010	$115,853	$82,488
Investments, available for sale	7,470	71,156	2,988	28,470	4,710
Interest bearing deposits	1,668	—	—	—	—
Federal funds sold	148,832	—	—	—	—

Total interest earning assets	766,939	178,208	190,998	144,323	87,198

Interest bearing liabilities:
Interest checking	44,460	—	44,460	—	—
Savings and money market	143,745	—	431,236	—	—
Time deposits	306,031	154,101	23,647	—	—
Securities sold under agreements to repurchase	4,116	—	—	—	—
Federal Home Loan Bank advances	—	—	—	—	—

Total interest bearing liabilities	498,352	154,101	499,343	—	—

Gap	$268,587	$24,107	$(308,345)	$144,323	$87,198

Cumulative gap	$268,587	$292,694	$(15,651)	$128,672	$215,870

Gap to assets ratio	19%	2%	-22%	10%	6%
Cumulative gap to assets ratio	19%	21%	-1%	9%	15%

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

Financial Condition

General. Our total assets at March 31, 2007 were $1.394 billion, of which our total loans were $1.102 billion. At December 31, 2006 our total assets were $1.335 billion, of which our total loans were $1.064 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $42.4 million, or 5.3%, from year-end 2006 to $844.5 million at March 31, 2007.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $114.8 million on March 31, 2007, a decrease of $1.2 million or 0.99% from year-end 2007.

Loan Portfolio. Total loans increased to $1.102 billion at March 31, 2007 from $1.065 billion at December 31, 2006 an increase of $37.6 million or 3.5%.

The following table summarizes our loan portfolio by loan category for the periods indicated:

	March 31, 2007 amount	December 31, 2006 amount
	(unaudited)
Commercial	$226,888	$199,397
Commercial mortgage	323,741	327,639
Construction	293,915	275,079

Total commercial loans	844,544	802,115
Direct financing leases, net	83,211	92,947
Residential mortgage	57,287	62,413
Consumer loans and others	117,595	108,374

	1,102,637	1,065,849
Deferred loan fees	(265)	(1,030)

Total loans, net of deferred loan fees	$1,102,372	$1,064,819

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. The historical experience for each loan pool is augmented by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. The chief risk officer’s individual loan oversight parameters include: borrower relationships over $3.0 million and loans 90 days or more past due or that have been previously classified as substandard.

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

While we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. We review the adequacy of the allowance on at least on a quarterly basis to ensure that the provision for loan and lease losses that has been charged against earnings is an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The increase is loan charge-offs in the first quarter of 2007 is the result of a non-real estate commercial loan to one borrower. The following table summarizes our credit loss experience for each of the periods indicated:

	Three months ended March 31,		For the year ended December 31,
	2007	2006	2006
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$8,400	$5,513	$5,513

Loans charged-off:
Commercial	300	—	8
Lease financing	—	39	93
Consumer	1	—	—

Total	301	39	101

Recoveries:
Consumer	—	—	1
Lease financing	8	—	12

Total	8	—	13

Net charge-offs (recoveries)	293	39	88
Provision charged to operations	750	600	2,975

Balance in allowance for loan and lease losses at end of period	$8,857	$6,074	$8,400

Net charge-offs/average loans	0.03%	0.01%	0.01%

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had no non-accrual or renegotiated loans at March 31, 2007 and 2006. Loans past due 90 days or more still accruing interest amounted to $279,000 and $270,000 at March 31, 2007 and 2006 respectively.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. At March 31, 2007, we had total deposits of $1.228 billion as compared to $1.069 billion at December 31, 2006, an increase of $158.8 million or 14.8%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the three months ended March 31, 2007		December 31, 2006
	Average balance	Average rate	Average balance	Average rate
Demand (non-interest bearing)	$71,945	—	$90,144	—
Interest checking	81,462	2.78%	60,990	2.39%
Savings and money market	451,968	4.37%	321,220	4.40%
Time	488,344	5.40%	391,716	4.85%

Total deposits	$1,093,719	4.42%	$864,070	4.00%

Borrowings

At March 31, 2007 we had no in advances outstanding from the Federal Home Loan Bank.

Shareholders’ equity

At March 31, 2007 we had $153.5 million in shareholders’ equity. During the first three months of 2007 we issued 48,797 shares as a result of the exercise of stock options with net proceeds to us of approximately $658,000. Cash dividends paid on Series A preferred stock were $18,000 for the first quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2006 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

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

THE BANCORP INC.
(Registrant)

May 10, 2007	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 10, 2007	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.