Form 10-Q
period 2007-06-30
Bancorp, Inc.
filed 2007-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of August 1, 2007 there were 13,805,607 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC.

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$15,326	$13,405
Interest bearing deposits	1,031	1,668
Federal funds sold	136,290	122,048

Total cash and cash equivalents	152,647	137,121

Investment securities, available-for-sale	115,810	115,946
Loans and leases held for sale	—	2,996
Loans, net of deferred loan costs	1,181,391	1,061,823
Allowance for loan and lease losses	(9,387)	(8,400)

Loans, net	1,172,004	1,056,419
Premises and equipment, net	3,776	3,951
Accrued interest receivable	8,478	8,537
Goodwill	3,951	3,951
Other assets	11,747	8,913

Total assets	$1,468,413	$1,334,838

LIABILITIES
Deposits
Demand (non-interest bearing)	$72,738	$97,326
Savings, money market and interest checking	643,464	517,099
Time deposits	415,063	435,751
Time deposits, $100,000 and over	19,822	19,079

Total deposits	1,151,087	1,069,255

Securities sold under agreements to repurchase	2,823	8,145
Federal Home Loan Bank advances	150,000	100,000
Accrued interest payable	5,116	6,476
Other liabilities	2,463	2,054

Total liabilities	1,311,489	1,185,930

SHAREHOLDERS’ EQUITY
Preferred stock-authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 112,591 and 118,628 shares at June 30, 2007 and December 31, 2006, respectively	1	1
Common stock-authorized, 20,000,000 shares of $1.00 par value; issued shares 13,805,607 and 13,724,023 at June 30, 2007 and December 31, 2006, respectively	13,806	13,724
Additional paid-in capital	126,966	125,572
Retained earnings	18,304	10,881
Accumulated other comprehensive loss	(2,153)	(1,270)

Total shareholders’ equity	156,924	148,908
Total liabilities and shareholders’ equity	$1,468,413	$1,334,838

The accompanying notes are an integral part of these statements.

The Bancorp Inc. and Subsidiary

Consolidated Statements of Income

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except share data)
Interest income
Loans, including fees	$23,610	$16,630	$46,111	$30,789
Investment securities	1,601	1,558	3,277	3,173
Federal funds sold	947	725	2,313	1,509

	26,158	18,913	51,701	35,471

Interest expense
Deposits	12,954	7,663	25,046	13,445
Securities sold under agreements to repurchase	31	10	115	22
Federal Home Loan Bank advances	361	432	1,174	970

	13,346	8,105	26,335	14,437

Net interest income	12,812	10,808	25,366	21,034
Provision for loan and lease losses	750	700	1,500	1,300

Net interest income after provision for loan and lease losses	12,062	10,108	23,866	19,734

Non-interest income
Service fees on deposit accounts	237	219	465	385
Merchant credit card deposit fees	239	252	506	583
Loss on sale of investment securities	—	—	(2)	—
Leasing income	931	405	1,500	805
ACH Processing Fees	70	157	183	326
Other	198	400	529	634

Total non-interest income	1,675	1,433	3,181	2,733

Non-interest expense
Salaries and employee benefits	3,301	3,148	6,949	6,342
Occupancy expense	730	670	1,456	1,322
Data processing expense	678	629	1,360	1,211
Advertising	183	160	349	298
Professional fees	562	373	1,163	784
Other	1,849	1,513	3,461	2,909

Total non-interest expense	7,303	6,493	14,738	12,866

Net income before income tax	6,434	5,048	12,309	9,601
Income tax	2,511	1,880	4,804	3,578

Net income	3,923	3,168	7,505	6,023

Less preferred stock dividends and accretion	(17)	(27)	(35)	(54)
Income allocated to Series A preferred shareholders	(32)	(20)	(61)	(40)

Net income available to common shareholders	$3,874	$3,121	$7,409	$5,929

Net income per share - basic	$0.28	$0.23	$0.54	$0.43

Net income per share - diluted	$0.27	$0.22	$0.51	$0.42

Weighted average shares - basic	13,793,621	13,666,113	13,773,771	13,651,127
Weighted average shares - diluted	14,393,184	14,292,319	14,396,481	14,232,170

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2007 (unaudited)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at January 1, 2007	$13,724	$1	$125,572	$10,881	$(1,270)	$12,656	$148,908
Cumulative effect of change in Accounting Principle FIN-48							—
Accounting for Uncertainty in Income Taxes				(47)			(47)
Balance at January 1, 2007, as adjusted	13,724	1	125,572	10,834	(1,270)	12,656	148,861

Net Income				7,505		7,505	7,505
Preferred Shares converted to Common Shares	6	—	(6)				—
Common Stock issued from option exercise, net of excess benefits	76		1,243				1,319
Cash dividends on Series A preferred stock				(35)			(35)
Stock-based compensation expense			157				157
Other comprehensive loss, net of							—
reclassification adjustments and tax	—	—	—	—	(883)	(883)	(883)

Balance at June 30, 2007	$13,806	$1	$126,966	$18,304	$(2,153)	$6,622	$156,924

The accompanying notes are an integral part of this statement.

The Bancorp, Inc. and Subsidiary

Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2007	2006
Operating activities
Net income	$7,505	$6,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,171	1,014
Provision for loan and lease losses	1,500	1,300
Net amortization (accretions) of premium (discount)	(8)	(7)
Net loss on sales of investment securities	2	—
Share based compensation expense	157	198
Decrease (increase) in accrued interest receivable	59	(1,403)
Decrease (increase) in interest payable	(1,360)	1,492
Increase in other assets	(2,655)	(417)
Increase (decrease) in other liabilities	409	(1,307)

Net cash provided by operating activities	6,780	6,893

Investing activities
Purchase of investment securities	(2,828)	(11,223)
Proceeds from calls/maturity of investment securities	1,582	4
Purchase of loans	(1,495)	(1,897)
Net increase in loans	(115,590)	(159,405)
Purchases of premises and equipment	(654)	(723)

Net cash used in investing activities	(118,985)	(173,244)

Financing activities
Net increase in deposits	81,832	164,263
Net increase (decrease) in securities sold under agreements to repurchase	(5,322)	2,661
Net increase from Federal Home Loan advances	50,000	15,000
Dividends on Series A preferred Stock	(35)	(40)
Net proceeds from the exercise of options	1,028	277
Excess tax benefit from share-based payment arrangements	228	45

Net cash provided by financing activities	127,731	182,206

Net increase in cash and cash equivalents	15,526	15,855
Cash and cash equivalents, beginning of year	137,121	117,093

Cash and cash equivalents, end of period	$152,647	$132,948

Supplemental disclosure:
Interest Paid	$32,052	$13,473

Taxes Paid	$7,292	$5,151

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

Note 2. Stock-based Compensation

The Company accounts for its stock options and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments of employees, including employee stock options and phantom stock units, would be treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award would generally be measured at fair value at the grant date. The impact of this standard is reflected in the net earnings and related per share amounts for the quarters ended June 30, 2007 and 2006. At June 30, 2007, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option and phantom stock unit grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or phantom award is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. During the second quarter of 2007, the Company granted 5,000 stock options as compared to zero stock options in the second quarter of 2006. The weighted-average assumptions used in the Black-Sholes valuation model for the stock options are shown below.

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Risk-free interest rate	4.56%	4.57%
Expected term	5.35	7.0
Dividend	0.00%	0.00%
Expected volatility	29.92%	27.48%

As of June 30, 2007 there was $249,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 2.17 years. Cash received from option exercises for the periods ending June 30, 2007 and 2006 was $1.03 million and $277,000 respectively. Included in net income for the six months ended June 30, 2007 and 2006 was compensation expense of $157,000 and $198,000 respectively. The following tables are a summary of activity in the plans as of June 30, 2007 and changes during the period then ended:

	For the six months ended June 30, 2007
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Years	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,588,908	12.10
Granted	17,000	24.02
Exercised	75,547	13.61
Forfeited	—

Outstanding at end of period	1,530,361	12.16	6.11	$15,643,155

Options exercisable at end of period	1,500,861	12.07	6.08	$15,449,345

As of June 30, 2007, the Company has 10,000 phantom units that vest through December 31, 2007.

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

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Net income available to common shareholders	$3,874	13,793,621	0.28
Phantom Stock Units	—	7,912	—
Options	—	591,651	(0.01)

Net income available to common stockholders plus assumed conversions	$3,874	14,393,184	$0.27

Stock options for 12,000 shares exercisable at the weighted-average price of $24.39 were outstanding at June 30, 2007 but were not included in the weighted-average shares because the exercise prices were greater than the market price.

	For the six months ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$7,409	13,773,771	0.54
Effect of dilutive securities
Phantom Stock Units	—	3,025	—
Options	—	619,685	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$7,409	14,396,481	$0.51

Stock options for 2,000 shares, exercisable at $25.43 were outstanding at June 30, 2007 but were not included in the weighted-average shares because the exercise prices was greater than the market price.

	For the three months ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,121	13,666,113	0.23
Effect of dilutive securities
Phantom Stock Units	—	3,401	—
Options	—	622,805	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,121	14,292,319	$0.22

	For the six months ended June 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$5,929	13,651,127	0.43
Effect of dilutive securities
Phantom Stock Units	—	2,668	—
Options	—	578,375	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$5,929	14,232,170	$0.42

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at June 30, 2007 are summarized as follows (in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,959	$—	$(1,299)	$58,660
Mortgage backed securities	5,806	7	(634)	5,179
Other securities	53,358	27	(1,414)	51,971

	$119,123	$34	$(3,347)	$115,810

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,952	$—	$(1,327)	$58,625
Mortgage backed securities	5,726	43	(550)	5,219
Other securities	52,193	205	(296)	52,102

	$117,871	$248	$(2,173)	$115,946

The amortized cost and fair value of the Company’s investment securities available-for-sale at June 30, 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due before one year	$3,000	$2,760
Due after one year through five years	76,740	75,151
Due after five years through ten years	5,946	5,815
Due after ten years	26,422	25,069
Federal Home Loan and Atlantic
Central Bankers Bank stock	7,015	7,015

	$119,123	$115,810

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	June 30, 2007 Amount	December 31, 2006 Amount
	(unaudited)
Commercial	$256,362	$199,397
Commercial mortgage	355,717	327,639
Construction	297,007	275,079

Total commercial loans	909,086	802,115
Direct financing leases, net	88,076	92,947
Residential mortgage	53,743	62,413
Consumer loans and others	130,598	108,374

	1,181,503	1,065,849
Deferred loan costs	(112)	(1,030)

Total loans, net of deferred loan costs	$1,181,391	$1,064,819

Non-accrual loans	$4,442	$0

Loans past due 90 days or more still accruing interest	$120	$668

Allowance for loan and lease losses to total loans	0.79%	0.79%

Note 6. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania, and provides technical support to RAIT Financial Trust, formerly known as RAIT Investment Trust, (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (Bank) and Chief Executive Office of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, the Company provides technical support for RAIT for a current fee of $6,500 a month. RAIT paid the Bank $39,000 and $30,000 respectively for technical support for the six months ended June 30, 2007 and 2006. RAIT paid the Company approximately $238,000 for rent for the first six months of 2007 and $168,000 for the first six months of 2006.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. & Company d/b/a Cohen & Company (Cohen & Company) commencing July 2002 under which Cohen & Company pays rent of $6,201 and $6,761 per month for 2007 and 2006 respectively. Cohen & Company paid $39,000 and $41,000 in rent for the six months ended June 30, 2007 and 2006. The Chairman of the Company is the principal of Cohen Bros. Financial, LLC which owns a majority of Cohen & Company.

Cohen & Company pays the Company fees of $1,000 per month for technical support and $3,600 per month for telephone system support services. The agreement was terminated in June 2006 but Cohen & Company continued to pay fees for telephone system support services. Telephone support fees paid for the six months ended June 30, 2007 were $26,600. Technical and telephone support fees for Cohen & Company were $28,000 for the six months ended June 30, 2006.

The Company maintains deposits for various affiliated companies totaling approximately $139,827,000 and $162,514,000 as of June 30, 2007 and December 31, 2006, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2007, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At June 30, 2007, loans to these related parties amounted to $4,052,000.

Note 7. Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 8. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. In evaluating a tax position for recognition, the Company evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. In adopting the provisions of FIN 48, the Company recorded an cumulative-effect adjustment to reduce retained earnings by $47,000. The Company recognizes interest and penalties, if any, accrued related to the liability in the provision for income taxes. To the extent interest and penalties are ultimately not assessed, amounts accrued as part of the liability would be adjusted in the Company’s provision for income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of SFAS No. 157 may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the financial statement impact will be material to its financial position, results of operations or disclosures.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of SFAS No.159 would be on its financial position and/or results of operations.

Note 9. Subsequent Event

On July 13, 2007, the Company entered into a Purchase and Assumption Agreement with BankFirst, a South Dakota banking corporation, to acquire substantially all of the assets of BankFirst’s “Stored Value Solutions” business. The business to be acquired includes stored value card, automated teller machine sponsorship and credit and debit card merchant processing businesses. The stored value (or prepaid) card business, which is the principal business, provides customized and secure program development and prepaid card issuing services to national stored value card program managers. The purchase price of approximately $60.6 million, payable through delivery of shares of the Company’s common stock with a value of $12.1 million (valued at the average closing price of the Company’s common stock during the 30 trading days prior to closing) and $48.5 million in cash. The Company has deposited $1.0 million in escrow as an earnest money deposit. The Purchase and Assumption Agreement contains customary representations, warranties, covenants and closing conditions, including the condition that the Company receive all necessary regulatory and other approvals (principally approval of the Federal Deposit Insurance Corporation, or FDIC, under the Bank Merger Act). If such approvals are not obtained, the earnest money deposit will be returned to the Company. The Company expects that substantially all of the current employees of the Stored Value Solutions business will remain with the business. The Company’s Purchase and Assumption Agreement may be terminated if the transaction has not closed by September 30, 2007, subject to Bancorp’s right to extend that date to January 31, 2008 if the Company is proceeding in good faith to obtain all necessary regulatory approvals and to satisfy all other closing conditions.

As part of the transaction, the parties have entered into a Transition Services Agreement to provide an orderly transition of the Stored Value Solutions business from BankFirst to the Company. The Company has also agreed, in a separate registration rights agreement, to register the common stock it will issue, as described above, under the Securities Act of 1933, as amended, and any applicable state securities laws. The Company has also agreed to take over the premises in Sioux Falls, South Dakota currently leased by BankFirst and used, in part, for the Stored Value Solutions business, and to sublease a portion of those premises to BankFirst for its continuing operations

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events except as required by applicable law.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

We receive estimated fair values of investment securities for independent services and brokers. In developing these fair values, the services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.

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

Results of Operations

Second quarter 2007 to second quarter 2006

Net Income: Net income for the second quarter of 2007 was $3.9 million, compared to net income of $3.2 million for the second quarter of 2006. Diluted earnings per share were $0.27 in the second quarter of 2007 as compared to $0.22 for the second quarter of 2006. Return on average assets was 1.17% and return on average equity was 10.13% for the second quarter of 2007, as compared to 1.26% and 9.15%, respectively for the second quarter of 2006.

Net Interest Income: Our interest income for the second quarter of 2007 increased to $26.2 million from $18.9 million in the second quarter of 2006, while our net interest income increased to $12.8 million from $10.8 million. Our average loans increased to $1.133 billion for the second quarter of 2007 from $803.7 million for the second quarter of 2006. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the second quarter 2007 decreased to 3.89% from 4.43% for the second quarter of 2006, a decrease of 54 basis points (.54%). The margin decline was due to continued competitive pressures, the shape of the yield curve, and general overall margin compression between loan growth and higher-costing funding sources.

For the second quarter of 2007 the average yield on our interest-earning assets increased to 7.95% from 7.76% for the second quarter of 2006, an increase of 19 basis points (.19%). Cost of interest-bearing deposits increased to 4.80% for the second quarter of 2007 from 4.23% for the second quarter of 2006, an increase of 57 basis points (.57%). Average interest-bearing deposits increased to $1.079 billion from $724.2 million, an increase of $354.4 million or 48.9%. The decrease in average demand deposits of $29.1 million is the result of a shift in deposits to higher yielding accounts as well as a decrease in deposits associated with our payment processing business.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,132,682	$23,610	8.34%	$803,705	$16,630	8.28%

Investment securities	112,343	1,601	5.70%	112,885	1,558	5.52%
Interest bearing deposits	1,031	1	0.39%	1,030	1	0.39%
Federal funds sold	70,432	946	5.37%	57,762	724	5.01%

Net interest-earning assets	1,316,488	26,158	7.95%	975,382	18,913	7.76%

Allowance for loan and lease losses	(9,221)			(6,359)
Other assets	36,374			34,583

	$1,343,641			$1,003,606

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$69,710			$98,798

Interest bearing deposits:
Interest checking	92,148	$718	3.12%	63,969	$377	2.36%
Savings and money market	574,436	6,988	4.87%	311,626	3,352	4.30%
Time	412,020	5,248	5.09%	348,607	3,934	4.51%

Total interest bearing deposits	1,078,604	12,954	4.80%	724,202	7,663	4.23%

FHLB advances	26,626	361	5.42%	33,708	432	5.13%
Other borrowed funds	3,886	31	3.19%	3,422	10	1.17%

Net interest bearing liabilities	1,109,116	13,346	4.81%	761,332	8,105	4.26%

Other liabilities	9,977			4,972

Shareholders’ equity	154,838			138,504

	$1,343,641			$1,003,606

Net yield on average interest earning assets		$12,812	3.89%		$10,808	4.43%

In the second quarter of 2007, average interest-earning assets increased to $1.316 billion, an increase of $341.1 million, or 35.0%, from the second quarter of 2006.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $750,000 for the second quarter of 2007 compared to $700,000 for the second quarter of 2006. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $1.7 million for the second quarter of 2007 as compared to $1.4 million for the second quarter of 2006, an increase of $242,000 or 16.9%. The principal reasons for the increase in non-interest income were an increase from leasing income and other income. Leasing income increased to $931,000 from $405,000, an increase of $526,000 or 129.9%. This resulted from a gain on sale of lease assets recognized at the end of a lease with a large leasing relationship. Other income decreased $202,000 to $198,000 for the second quarter of 2007 as compared to $400,000 in the same period of 2006. Approximately $165,000 of the increase was a fee we received from MasterCard after it’s initial public offering during the second quarter of 2006.

Non-Interest Expense. Total non-interest expense was $7.3 million for the second quarter of 2007, as compared to $6.5 million for second quarter of 2006, an increase of $810,200 or 12.5%. Salaries and employee benefits amounted to $3.3 million for the second quarter of 2007 as compared to $3.1 million for the second quarter of 2006, an increase of $153,000 or 4.9%. The increase in salaries and employee benefits reflects increases in staff for commercial lending and private client staffs. Professional fees increased to $562,000 for the second quarter of 2006, an increase of $189,000 or 50.7%. This increase reflects an increase in costs related to internal auditing services as well as legal fees associated with regulatory and compliance matters. Other expense increased $336,000 to $1.8 million during the second quarter of 2007 from $1.5 million during the second quarter of 2006, or 22.2%. This increase is due primarily an increase in entertainment costs related to growth in our private client and commercial loan business and increase in staffing costs.

First six months of 2007 to first six months of 2006

Net Income: Net income for the first six months of 2007 was $7.5 million, compared to net income of $6.0 million for the first six months of 2006. Diluted earnings per share were $0.52 in the first six months of 2007 as compared to $0.42 for the first six months of 2006. Return on average assets was 1.13% and return on average equity was 9.84% for first six months of 2007, as compared to 1.26% and 8.80%, respectively for the first six months of 2006.

Net Interest Income: Our interest income for the first six months of 2007 increased to $51.7 million from $35.5 million in the first six months of 2006, while our net interest income increased to $25.4 million from $21.0 million. Our average loans increased to $1.103 billion for first six months of 2007 from $752.8 million for the first six months of 2006. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first six months 2007 decreased to 3.88% from 4.53% for the first six months of 2006, a decrease of 65 basis points (.65%). The margin decline was due to continued competitive pressures, the shape of the yield curve, and general overall margin compression between loan growth and higher-costing funding sources. Additionally, demand deposits decreased $31.1 million as the result of a shift in deposits to higher yielding accounts as well as a decrease in deposits associated with our processing business.

In general the first six months of 2007 the average yield on our interest-earning assets increased to 7.91% from 7.64% for first six months of 2006 an increase of 27 basis points (.27%). Cost of interest-bearing deposits increased to 4.77% for the first six months of 2007 from 4.00% for the first six months of 2006, an increase of 77 basis points (0.77%). Average interest bearing deposits increased to $1.05 billion from $671.6 million, an increase of $378.7 million or 56.4%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six Months ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,102,655	$46,111	8.36%	$752,753	$30,789	8.18%

Investment securities	113,819	3,277	5.76%	111,789	3,173	5.68%
Interest bearing deposits	1,031	1	0.19%	1,030	1	0.19%
Federal funds sold	89,451	2,312	5.17%	62,420	1,508	4.83%

Net interest-earning assets	1,306,956	51,701	7.91%	927,992	35,471	7.64%

Allowance for loan and lease losses	(8,985)			(6,069)
Other assets	35,815			35,747

	$1,333,786			$957,670

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$70,822			$101,912

Interest bearing deposits:
Interest checking	86,835	$1,285	2.96%	56,757	$624	2.20%
Savings and money market	513,541	11,925	4.64%	304,481	6,125	4.02%
Time	449,971	11,836	5.26%	310,403	6,696	4.31%

Total interest bearing deposits	1,050,347	25,046	4.77%	671,641	13,445	4.00%

FHLB advances	43,188	1,174	5.44%	39,185	970	4.95%
Other borrowed funds	6,579	115	3.50%	3,698	22	1.19%

Net interest bearing liabilities	1,100,114	26,335	4.79%	714,524	14,437	4.04%

Other liabilities	10,347			4,297

Shareholders’ equity	152,503			136,937

	$1,333,786			$957,670

Net yield on average interest earning assets		$25,366	3.88%		$21,034	4.53%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.5 million for the first six months of 2007 compared to $1.3 million for the first six months of 2006. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $3.2 million for the first six months of 2007 as compared to $2.7 million in the first six months of 2006, an increase of $448,000 or 16.4%. The principal reason for our increase in non-interest income is a result of an increase in leasing income to $1.5 million for the six months ended June 30, 2007, an increase of $695,000 or 86.3%. This resulted from a gain on sale of lease assets recognized at the end of a lease with a large leasing relationship. Other income decreased to $529,000 for the first six months of 2007 from $634,000 in the same period of 2006. Other income had increased in the second quarter of 2006 as the result of a one-time fee received from MasterCard in connection with its initial public offering during the second quarter of 2006.

Non-Interest Expense. Total non-interest expense was $14.7 million for the first six months of 2007, as compared to $12.9 million for the first six months of 2006, an increase of $1.9 million or 14.5%. Salaries and employee benefits amounted to $6.9 million for the first six months of 2007 as compared to $6.3 million for the first six months of 2006. The increase in salaries and employee benefits resulted from an increase in commercial lending and private client staffs. Computer expense increased to $1.4 million for the six months ended June 20, 2007 from $1.2 million for the same period in 2006. The increase of approximately $148,000 reflects upgrades to our computer system to enhance our image archiving abilities. Professional fees increased $379,000 to $1.2 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased to $3.5 million from $2.9 million, an increase of $552,000. The increase is a result of increase in costs associated with growth in our private client and commercial loan business and staffing costs.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $81.8 million in the six months of 2007. We have also used sources outside of our core deposit products to fund our loan growth including Federal Home Loan Bank advances and repurchase agreements. As of June 30, 2007, we had $150.0 million of outstanding Federal Home Loan Bank advances and $2.8 million in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $117.1 million in the first six months of 2007. At June 30, 2007, we had outstanding commitments to fund loans, including unused lines of credit, of $398.3 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At June 30, 2007 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF JUNE 30, 2007:
The Company	11.73%	12.93%	13.72%
The Bancorp Bank	10.80%	11.88%	12.66%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2006:
The Company	12.28%	13.50%	14.28%
The Bancorp Bank	11.36%	12.44%	13.22%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2007. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$654,398	$87,733	$222,589	$129,105	$87,566
Investments, available for sale	2,760	75,151	5,815	25,069	7,015
Interest bearing deposits	1,031	—	—	—	—
Federal funds sold	136,290	—	—	—	—

Total interest earning assets	794,479	162,884	228,404	154,174	94,581

Interest bearing liabilities:
Interest checking	47,914	—	47,913	—	—
Savings and money market	136,909	—	410,728	—	—
Time deposits	272,649	141,826	20,410	—	—
Securities sold under agreements to repurchase	2,823	—	—	—	—
Federal Home Loan Bank advances	150,000	—	—	—	—

Total interest bearing liabilities	610,295	141,826	479,051	—	—

Gap	$184,184	$21,058	$(250,647)	$154,174	$94,581

Cumulative gap	$184,184	$205,242	$(45,405)	$108,769	$203,350

Gap to assets ratio	13%	1%	-17%	10%	6%
Cumulative gap to assets ratio	13%	14%	-3%	7%	14%

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

Financial Condition

General. Our total assets at June 30, 2007 were $1.468 billion, of which our total loans were $1.181 billion. At December 31, 2006 our total assets were $1.334 billion, of which our total loans were $1.064 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $107.0 million, or 13.3%, from year-end 2006 to $909.1 million at June 30, 2007.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Loan Portfolio. Total loans increased to $1.181 billion at June 30, 2007 from $1.064 billion at December 31, 2006, an increase of $116.6 million or 10.9%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30, 2007 Amount	December 31, 2006 Amount
	(unaudited)
Commercial	$256,362	$199,397
Commercial mortgage	355,717	327,639
Construction	297,007	275,079

Total commercial loans	909,086	802,115
Direct financing leases, net	88,076	92,947
Residential mortgage	53,743	62,413
Consumer loans and others	130,598	108,374

	1,181,503	1,065,849
Deferred loan costs	(112)	(1,030)

Total loans, net of deferred loan costs	$1,181,391	$1,064,819

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

	Six months ended June 30,		For the year ended December 31,
	2007	2006	2006
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$8,400	$5,513	$5,513

Loans charged-off:
Commercial	300	—	8
Lease financing	31	62	93
Construction	255	—	—
Consumer	8	—	—

Total	594	62	101

Recoveries:
Consumer	—	—	1
Commercial	73
Lease financing	8	—	12

Total	81	—	13

Net charge-offs (recoveries)	513	62	88
Provision charged to operations	1,500	1,300	2,975

Balance in allowance for loan and lease losses at end of period	$9,387	$6,751	$8,400

Net charge-offs/average loans	0.05%	0.01%	0.01%

Net Charge-offs. Net charge-offs of $513,000 for the six months ended June 30, 2007 represent a $474,000 increase over net charge-offs for the same period in 2006. Specifically, this number is comprised of charge-offs of $594,000 offset by recoveries of $81,000. The charge-offs for the six months consisted of a $255,000 charge on one construction loan and a $300,000 charge-off on one commercial loan of which $62,000 was recovered.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $-0- non-accrual or renegotiated loans at June 30, 2006 compared to $4.4 million of non-accrual loans at June 30, 2007. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $120,000 and $313,000 at June 30, 2007 and 2006 respectively. The increase in nonperforming assets at June 30, 2007, in relation to December 31, 2006, of $3.9 million was mainly due to a construction loan for one borrower, after a charge-off of $255,000, and commercial loan for one borrower placed on nonaccrual. The increase in nonperforming assets was partially offset by a decrease in loans past due 90 days or more of $548,000.

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At June 30, 2007, we had total deposits of $1.151 billion as compared to $1.069 billion at December 31, 2006, an increase of $81.8 million or 7.65%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the six months ended June 30, 2007		For the year ended December 31, 2006
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$70,822	—	$90,144	—
Interest checking	86,835	2.96%	60,990	2.39%
Savings and money market	513,541	4.64%	321,220	4.40%
Time	449,971	5.26%	391,716	4.85%

Total deposits	$1,121,169	4.47%	$864,070	4.00%

Borrowings

At June 30, 2007 we had $150.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $2.8 million in securities sold under agreements to repurchase which also mature on a daily basis.

Shareholders’ equity

At June 30, 2007 we had $156.9 million in shareholders’ equity. During the first six months of 2007, we issued 75,547 shares from the exercise of stock options with net proceeds to us of approximately $1.0 million. We also issued 6,037 shares of common stock for a Series A preferred stock conversion. Cash dividends paid on Series A preferred stock decreased to $35,000 as a result of our solicitation of the Series A stockholders in 2005 to convert to common shares. Accumulated other comprehensive loss increased $883,000 due to decreased valuations in our investment portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2006 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 23, 2007, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 30, 2007, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Directors as follows:

	VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
Betsy Z. Cohen	11,082,250	114,516	—	2,562,554
D. Gideon Cohen	10,356,896	839,870	—	2,562,554
Walter T. Beach	11,186,840	9,926	—	2,562,554
Michael J. Bradley	11,186,840	9,926	—	2,562,554
Matthew Cohn	11,186,840	9,926	—	2,562,554
Leon A. Huff	11,186,840	9,926	—	2,562,554
William H. Lamb	10,471,848	724,918	—	2,562,554
Frank M. Mastrangelo	11,072,528	124,238	—	2,562,554
James J. McEntee III	10,357,536	839,230	—	2,562,554
Linda Schaeffer	11,072,528	124,238	—	2,562,554
Joan Specter	11,186,840	9,926	—	2,562,554
Steven N. Stein	11,186,840	9,926	—	2,562,554

(b) The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2007 was approved as follows:

VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
11,175,365	20,535	866	2,562,554

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

THE BANCORP INC.
(Registrant)

August 9, 2007	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 9, 2007	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Purchase and Assumption Agreement dated July 13,2007

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.