Form 10-Q
period 2007-09-30
Bancorp, Inc.
filed 2007-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 5, 2007 there were 13,823,237 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

The Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$20,869	$13,405
Interest bearing deposits	1,748	1,668
Federal funds sold	87,394	122,048

Total cash and cash equivalents	110,011	137,121

Investment securities, available-for-sale	117,790	115,946
Loans and leases held for sale	—	2,996
Loans, net of deferred loan costs	1,262,333	1,061,823
Allowance for loan and lease losses	(9,527)	(8,400)

Loans, net	1,252,806	1,056,419
Premises and equipment, net	3,867	3,951
Accrued interest receivable	8,602	8,537
Other real estate	1,566	—
Goodwill	3,951	3,951
Other assets	9,594	8,913

Total assets	$1,508,187	$1,334,838

LIABILITIES
Deposits
Demand (non-interest bearing)	$95,186	$97,326
Savings, money market and interest checking	610,672	517,099
Time deposits	377,792	435,751
Time deposits, $100,000 and over	22,274	19,079

Total deposits	1,105,924	1,069,255

Securities sold under agreements to repurchase	3,845	8,145
Short-term borrowings	230,000	100,000
Accrued interest payable	3,346	6,476
Other liabilities	2,488	2,054

Total liabilities	1,345,603	1,185,930

SHAREHOLDERS’ EQUITY
Preferred stock -authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 112,591 and 118,628 shares at September 30, 2007 and December 31, 2006, respectively	1	1
Common stock—authorized, 20,000,000 shares of $1.00 par value; issued shares 13,823,237 and 13,724,023 at September 30, 2007 and December 31, 2006, respectively	13,823	13,724
Additional paid-in capital	127,288	125,572
Retained earnings	22,141	10,881
Accumulated other comprehensive loss	(669)	(1,270)

Total shareholders’ equity	162,584	148,908

Total liabilities and shareholders’ equity	$1,508,187	$1,334,838

The accompanying notes are an integral part of these statements.

The Bancorp Inc.

Consolidated Statements of Income

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except share data)
Interest income
Loans, including fees	$25,418	$19,329	$71,529	$50,118
Investment securities	1,647	1,708	4,924	4,881
Federal funds sold	405	802	2,718	2,311

	27,470	21,839	79,171	57,310

Interest expense
Deposits	12,219	9,991	37,265	23,436
Securities sold under agreements to repurchase	12	20	40	42
Short-term borrowings	1,486	543	2,747	1,513

	13,717	10,554	40,052	24,991

Net interest income	13,753	11,285	39,119	32,319
Provision for loan and lease losses	750	825	2,250	2,125

Net interest income after provision for loan and lease losses	13,003	10,460	36,869	30,194

Non-interest income
Service fees on deposit accounts	228	224	693	609
Merchant credit card deposit fees	244	278	750	861
Loss on sales of investment securities	—	—	(2)	—
Leasing income	385	227	1,885	1,032
ACH Processing Fees	61	149	244	475
Other	243	211	772	845

Total non-interest income	1,161	1,089	4,342	3,822

Non-interest expense
Salaries and employee benefits	3,699	2,960	10,648	9,302
Occupancy expense	704	673	2,160	1,995
Data processing expense	747	570	2,107	1,781
Advertising	172	117	521	415
Professional fees	416	492	1,579	1,276
Other	1,963	1,379	5,424	4,288

Total non-interest expense	7,701	6,191	22,439	19,057

Net income before income tax	6,463	5,358	18,772	14,959
Income tax	2,609	2,074	7,413	5,652

Net income	3,854	3,284	11,359	9,307

Less preferred stock dividends and accretion	(17)	(29)	(52)	(83)
Income allocated to Series A preferred shareholders	(31)	(17)	(92)	(57)

Net income available to common shareholders	$3,806	$3,238	$11,215	$9,167

Net income per share—basic	$0.28	$0.24	$0.81	$0.67

Net income per share—diluted	$0.27	$0.23	$0.78	$0.64

Weighted average shares—basic	13,812,944	13,685,520	13,787,093	13,662,718
Weighted average shares—diluted	14,301,852	14,341,277	14,374,789	14,273,151

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2007

(unaudited)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at January 1, 2007	$13,724	$1	$125,572	$10,881	$(1,270)	$12,656	$148,908
Cumulative effect of change in Accounting Principle FIN-48							—
Accounting for Uncertainty in Income Taxes				(47)			(47)
Balance at January 1, 2007, revised	13,724	1	125,572	10,834	(1,270)	12,656	148,861

Net Income				11,359		11,359	11,359
Preferred Shares converted to Common Shares	7	—	(7)				—
Common Stock issued from option exercise, net of excess benefits	92		1,479				1,571
Cash dividends on Series A preferred stock				(52)			(52)
Stock-based compensation expense			244				244
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	—	601	601	601

Balance at September 30, 2007	$13,823	$1	$127,288	$22,141	$(669)	$11,960	$162,584

The accompanying notes are an integral part of these statements.

The Bancorp, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2007	2006
Operating activities
Net income	$11,359	$9,307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,579	1,502
Provision for loan and lease losses	2,250	2,125
Net amortization (accretions) of premium (discount)	(43)	(10)
Net loss on sales of investment securities	2	—
Share based compensation expense	244	230
Increase in accrued interest receivable	(65)	(1,778)
Increase (decrease) in interest payable	(3,130)	2,992
Increase in other assets	(1,314)	(786)
Increase (decrease) in other liabilities	434	(2,417)

Net cash provided by operating activities	11,316	11,165

Investing activities
Purchase of investment securities	(2,489)	(11,649)
Proceeds from calls/maturity of investment securities	1,582	4
Purchase of loans	(1,495)	(6,455)
Net increase in loans	(198,708)	(259,518)
Purchases of premises and equipment	(1,132)	(901)

Net cash used in investing activities	(202,242)	(278,519)

Financing activities
Net increase in deposits	36,669	288,879
Net decrease in securities sold under agreements to repurchase	(4,300)	(727)
Net increase from Federal funds purchased	80,000	—
Net increase from Federal Home Loan advances	50,000	35,000
Dividends on Series A preferred stock	(52)	(57)
Net proceeds from the exercise of options	1,237	685
Excess tax benefit from share-based payment arrangements	262	164

Net cash provided by financing activities	163,816	323,944

Net (decrease) increase in cash and cash equivalents	(27,110)	56,590

Cash and cash equivalents, beginning of year	137,121	117,093

Cash and cash equivalents, end of period	$110,011	$173,683

Supplemental disclosure:

Interest Paid	$42,241	$21,999

Taxes Paid	$7,565	$8,337

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned.	$1,566	$—

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements and related footnote disclosures of The Bancorp, Inc. (Company) as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

Note 2. Stock-based Compensation

The Company accounts for its stock options and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, would be treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award would generally be measured at fair value at the grant date. The impact of this standard is reflected in the net earnings and related per share amounts for the quarters and nine months ended September 30, 2007 and 2006. At September 30, 2007, the Company has two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option and phantom stock unit grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or phantom award is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The weighted-average assumptions used in the Black-Scholes valuation model for the stock options are shown below.

	For the nine months ended September 30,	For the nine months ended September 30,
	2007	2006
Risk-free interest rate	4.56%	4.57%
Expected term	5.4	7.0
Dividend	0.00%	0.00%
Expected volatility	29.52%	27.48%

As of September 30, 2007 there was $162,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 2.5 years. Cash received from option exercises for the periods ending September 30, 2007 and 2006 was $1.2 million and $685,000 respectively. Included in net income for the nine months ended September 30, 2007 and 2006 was compensation expense of $244,000 and $230,000 respectively. The following tables are a summary of activity in the plans as of September 30, 2007 and changes during the period then ended:

Options:

	For the nine months ended September 30, 2007
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Years	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,588,908	12.10
Granted	17,000	24.02
Exercised	92,171	13.42
Forfeited	—	—

Outstanding at end of period	1,513,737	12.15	5.85	$9,645,804

Options exercisable at end of period	1,501,237	12.05	5.82	$9,645,804

Phantom units of 10,000 shares were granted in 2007 and vest on December 31, 2007.

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

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,806	13,812,944	$0.28
Effect of dilutive securities
Phantom Stock Units	—	5,590	—
Options	—	483,318	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,806	14,301,852	$0.27

Stock options for 18,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at September 30, 2007 but were not included in the weighted-average shares because the exercise price was greater than the market price.

	For the nine months ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$11,215	13,787,093	$0.81
Effect of dilutive securities
Phantom Stock Units	—	1,615	—
Options	—	586,081	(0.03)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$11,215	14,374,789	$0.78

Stock options for 12,000 shares, exercisable at prices between $24.18 and $25.43 per share, were outstanding at September 30, 2007 but were not included in the weighted-average shares because the exercise prices was greater than the market price.

	For the three months ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$3,238	13,685,520	$0.24
Effect of dilutive securities
Phantom Stock Units	—	3,876	—
Options	—	651,881	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,238	14,341,277	$0.23

	For the nine months ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$9,167	13,662,718	$0.67
Effect of dilutive securities
Phantom Stock Units	—	3,105	—
Options	—	607,328	(0.03)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$9,167	14,273,151	$0.64

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,963	$5	$(2)	$59,966
Mortgage backed securities	5,564	16	(606)	4,974
Other securities	53,293	27	(470)	52,850

	$118,820	$48	$(1,078)	$117,790

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,952	$—	$(1,327)	$58,625
Mortgage backed securities	5,726	43	(550)	5,219
Other securities	52,193	205	(296)	52,102

	$117,871	$248	$(2,173)	$115,946

The amortized cost and fair value of the Company’s investment securities available-for-sale at September 30, 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due before one year	$3,000	$3,000
Due after one year through five years	76,731	76,377
Due after five years through ten years	5,781	5,680
Due after ten years	26,282	25,707
Federal Home Loan and Atlantic Central Bankers Bank stock	7,026	7,026

	$118,820	$117,790

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	September 30, 2007	December 31, 2006
	Amount	Amount
Commercial	$282,339	$199,397
Commercial mortgage	383,397	327,639
Construction	314,543	275,079

Total commercial loans	980,279	802,115
Direct financing leases, net	89,564	92,947
Residential mortgage	50,553	62,413
Consumer loans and others	142,221	108,374

	1,262,617	1,065,849
Deferred loan costs	(284)	(1,030)

Total loans, net of deferred loan costs	$1,262,333	$1,064,819

Note 7. Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 8. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. In evaluating a tax position for recognition, the Company evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. In adopting the provisions of FIN 48, the Company recorded a cumulative-effect adjustment to reduce retained earnings by $47,000. The Company recognizes interest and penalties, if any, accrued related to the liability in the provision for income taxes. To the extent interest and penalties are ultimately not assessed, amounts accrued as part of the liability would be adjusted in the Company’s provision for income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements but, rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of SFAS No. 157 may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact upon its results of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what, if any, the impact of the adoption of SFAS 159 would be on its results of operations, financial position and cash flows.

Note 9. Mergers and Acquisitions

On July 13, 2007, The Company entered into a Purchase and Assumption Agreement with BankFirst, a South Dakota banking corporation, to acquire substantially all of the assets of BankFirst’s “Stored Value Solutions” business. The business to be acquired includes stored value card, automated teller machine sponsorship and credit and debit card merchant processing businesses. The stored value (or prepaid) card business, which is the principal business, provides customized and secure program development and prepaid card issuing services to national stored value card program managers. The purchase price is $60.6 million, payable in approximately $12.1 million shares of the Company’s common stock (valued at the average closing price of the Company’s common stock during the 30 trading days prior to closing) plus $48.4 million in cash. The Company has deposited $1.0 million in escrow as an earnest money deposit. The Purchase and Assumption Agreement contains customary representations, warranties, covenants and closing conditions, including the condition that the Company receive all necessary regulatory and other approvals (principally approval of the Federal Deposit Insurance Corporation, or FDIC, under the Bank Merger Act). If such approvals are not obtained, the earnest money deposit will be returned to the Company. The Company expects that substantially all of the current employees of the Stored Value Solutions business will remain with the business. The Company exercised its right to extend the date of termination of the Purchase and Assumption Agreement from September 30, 2007 to January 31, 2008.

As part of the transaction, the parties have entered into a Transition Services Agreement to provide an orderly transition of the Stored Value Solutions business from BankFirst to the Company. The Company has also agreed, in a separate registration rights agreement, to register the common stock it will issue, as described above, under the Securities Act of 1933, as amended and any applicable state securities laws. The Company has also agreed to take over the premises in Sioux Falls, South Dakota currently leased by BankFirst and used, in part, for the Stored Value Solutions business, and to sublease a portion of those premises to BankFirst for its continuing operations.

Note 10. Shareholders’ equity

The Company announced on June 4, 2007 that the Board of Directors has adopted a Share Repurchase Plan that authorizes the Company to purchase up to 750,000 shares of its common stock, representing approximately 5.5% of the Company’s current total common shares outstanding. Under the plan, the Company may make purchases from time to time through open market or privately negotiated transactions. This plan may be modified or discontinued at any time. As of September 30, 2007 no shares had been repurchased under the plan.

Part I – Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events except as required by applicable law.

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

Results of Operations

Third quarter 2007 to third quarter 2006

Net Income: Net income for the third quarter of 2007 was $3.9 million, compared to net income of $3.3 million for the third quarter of 2006. Diluted earnings per share were $0.27 in the third quarter of 2007 as compared to $0.23 for the third quarter of 2006. Return on average assets was 1.11% and return on average equity was 9.76% for the third quarter of 2007, as compared to 1.20% and 9.30%, respectively for the third quarter of 2006.

Net Interest Income: Our interest income for the third quarter of 2007 increased to $27.5 million from $21.8 million in the third quarter of 2006, while our net interest income increased to $13.8 million from $11.3 million. Our average loans increased to $1.213 billion for the third quarter of 2007 from $899.4 million for the third quarter of 2006. The primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio, as well as a change in our interest earning asset mix as we reduced our average funds position.

Our net interest margin for the third quarter 2007 decreased to 4.05% from 4.21% for the third quarter of 2006, a decrease of 16 basis points (.16%). The margin decline was due to continued competitive pressures on both interest-earning assets and interest-earning liabilities which results in overall margin compression.

For the third quarter of 2007 the average yield on our interest-earning assets decreased to 8.08% from 8.16% for the third quarter of 2006, a decrease of 8 basis points (.08%). Cost of interest-bearing deposits decreased to 4.79% for the third quarter of 2007 from 4.83% for the third quarter of 2006, a decrease of 4 basis points (.04%). Average interest-bearing deposits increased to $1.021 billion from $827.9 million, an increase of $192.7 million or 23.3%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,213,002	$25,418	8.38%	$899,376	$19,329	8.60%

Investment securities	114,361	1,647	5.76%	113,352	1,708	6.03%
Interest bearing deposits	1,689	5	1.18%	1,030	—	0.00%
Federal funds sold	30,536	400	5.24%	57,301	802	5.60%

Net interest-earning assets	1,359,588	27,470	8.08%	1,071,059	21,839	8.16%

Allowance for loan and lease losses	(9,748)			(7,022)
Other assets	42,179			33,201

	$1,392,019			$1,097,238

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$90,463			$79,954

Interest bearing deposits:
Interest checking	100,060	$800	3.20%	63,650	$411	2.58%
Savings and money market	535,143	5,953	4.45%	320,641	3,939	4.91%
Time	385,387	5,466	5.67%	443,585	5,641	5.09%

Total interest bearing deposits	1,020,590	12,219	4.79%	827,876	9,991	4.83%

Short-term borrowings	113,641	1,486	5.23%	38,780	543	5.60%
Other borrowed funds	2,503	12	1.92%	4,985	20	1.60%

Net interest bearing liabilities	1,136,734	13,717	4.83%	871,641	10,554	4.84%

Other liabilities	6,876			4,357
Shareholders’ equity	157,946			141,286

	$1,392,019			$1,097,238

Net yield on average interest earning assets		$13,753	4.05%		$11,285	4.21%

In the third quarter of 2007, average interest-earning assets increased to $1.360 billion, an increase of $288.5 million, or 26.9%, from the third quarter of 2006.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $750,000 for the third quarter of 2007 compared to $825,000 for the third quarter of 2006. For more information about our provisions and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses” below.

Non-Interest Income. Non-interest income was $1.2 million for the third quarter of 2007 as compared to $1.1 million for the third quarter of 2006, an increase of $72,000 or 6.6%. The principal reasons for the increase in non-interest income were an increase from leasing income and other income. Leasing income increased to $385,000 from $227,000, an increase of $158,000 or 69.6%. The increase in other leasing income resulted from the resale of vehicles at the end of the lease term. ACH processing fees decreased to $61,000 during the third quarter of 2007 from $149,000 during the third quarter of 2006, a decrease of $88,000 or 59.1%. The decrease in ACH processing fees is a result of an evaluation of risk performed on the portfolio resulting in some discontinued business relationships.

Non-Interest Expense. Total non-interest expense was $7.7 million for the third quarter of 2007, as compared to $6.2 million for third quarter of 2006, an increase of $1.5 million or 24.4%. Salaries and employee benefits amounted to $3.7 million for the third quarter of 2007 as compared to $3.0 million for the third quarter of 2006, an increase of $739,000 or 25.0%. Our increase in salaries reflects our increased staff to meet the demands of our business growth. Data processing expense increased $177,000 from $570,000 during the third quarter of 2006 to $747,000 during the third quarter of 2007. This increase is a result of upgrades in our telephone and processing capabilities as a result of growth in our health savings account portfolio and our internet banking platform. Other expense increased $584,000 to $2.0 million during the third quarter of 2007 from $1.4 million during the third quarter of 2006, or 42.3%. This is a result of increases in telephone expense and FDIC insurance expense. Telephone increased approximately 48%, from $140,000 at September 30, 2006 to $209,000 at September 30, 2007, as a result of an increase in our health savings and lending portfolios. FDIC insurance increased 212% or $117,000, from $55,000 as a result of increased costs associated with maintaining deposits.

First nine months of 2007 to first nine months of 2006

Net Income: Net income for the first nine months of 2007 was $11.4 million, compared to net income of $9.3 million for the first nine months of 2006. Diluted earnings per share were $0.78 in the first nine months of 2007 as compared to $0.64 for the first nine months of 2006. Return on average assets was 1.12% and return on average equity was 9.81% for first nine months of 2007, as compared to 1.24% and 8.97%, respectively for the first nine months of 2006.

Net Interest Income: Our interest income for the first nine months of 2007 increased to $79.2 million from $57.3 million in the first nine months of 2006, while our net interest income increased to $39.1 million from $32.3 million. Our average loans increased to $1.140 billion for first nine months of 2007 from $802.1 million for the first nine months of 2006. As stated above, the primary reason for the increases in our interest income and net interest income was our ability to increase our earning assets through continued organic growth of our loan portfolio.

Our net interest margin for the first nine months 2007 decreased to 3.93% from 4.41% for the first nine months of 2006, a decrease of 48 basis points (.48%). The margin decline was due to continued competitive pressures on both interest-earning assets and interest-earning liabilities which results in overall margin compression. Additionally, average demand deposits decreased $17.1 million as the result of a shift in deposits to higher yielding accounts as well as a decrease in deposits associated with our processing business, as a result of reducing risks within our processing business.

In the first nine months of 2007 the average yield on our interest-earning assets increased to 7.94% from 7.83% for first nine months of 2006 an increase of 11 basis points (.11%). Cost of interest-bearing deposits increased to 4.78% for the first nine months of 2007 from 4.31% for the first nine months of 2006, an increase of 47 basis points (0.47%). Average interest bearing deposits increased to $1.04 billion from $724.3 million, an increase of $316.0 million or 43.6%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine Months ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,139,842	$71,529	8.37%	$802,072	$50,118	8.33%

Investment securities	113,997	4,924	5.76%	112,316	4,881	5.79%
Interest bearing deposits	1,689	16	1.26%	1,030	1	0.13%
Federal funds sold	73,208	2,702	4.92%	60,695	2,310	5.07%

Net interest-earning assets	1,328,736	79,171	7.94%	976,113	57,310	7.83%

Allowance for loan and lease losses	(9,242)			(6,390)
Other assets	37,521			34,987

	$1,357,015			$1,004,710

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$77,441			$94,534

Interest bearing deposits:
Interest checking	91,292	$2,085	3.05%	59,080	$1,035	2.34%
Savings and money market	524,298	17,878	4.55%	309,216	10,064	4.34%
Time	424,729	17,302	5.43%	355,995	12,337	4.62%

Total interest bearing deposits	1,040,319	37,265	4.78%	724,291	23,436	4.31%

Short-term borrowings	72,751	2,747	5.03%	39,048	1,513	5.17%
Other borrowed funds	3,003	40	1.78%	4,132	42	1.36%

Net interest bearing liabilities	1,116,073	40,052	4.78%	767,471	24,991	4.34%

Other liabilities	9,177			4,326

Shareholders’ equity	154,324			138,379

	$1,357,015			$1,004,710

Net yield on average interest earning assets		$39,119	3.93%		$32,319	4.41%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $2.3 million for the first nine months of 2007 compared to $2.1 million for the first nine months of 2006. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses” below.

Non-Interest Income. Non-interest income was $4.3 million for the first nine months of 2007 as compared to $3.8 million in the first nine months of 2006, an increase of $520,000 or 13.6%. The principal reason for the increase in our non-interest income was an increase in leasing income to $1.9 million for the nine months ended September 30, 2007, an increase of $853,000 or 82.7%. The increase in other leasing income resulted from a gain on sale of lease assets recognized at the end of a lease with a large leasing relationship. Other income decreased to $772,000 for the first nine months of 2007 from $845,000 in the same period of 2006. Other income had increased in the second quarter of 2006 as the result of a one-time fee received from MasterCard for its initial public offering during the second quarter of 2006.

Non-Interest Expense. Total non-interest expense was $22.4 million for the first nine months of 2007, as compared to $19.1 million for the first nine months of 2006, an increase of $3.4 million or 17.7%. Salaries and employee benefits amounted to $10.6 million for the first nine months of 2007 as compared to $9.3 million for the first nine months of 2006. The increase in salaries and employee benefits resulted from an increase in commercial lending and private client staffs. Data processing expense increased to $2.1 million for the nine months ended September 30, 2007 from $1.8 million for the same period in 2006. The increase of approximately

$326,000 reflects upgrades to our computer system to enhance our image archiving abilities. Professional fees increased $303,000 to $1.6 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased to $5.4 million from $4.2 million, an increase of $1.1 million. The increase is a result of increase in costs associated with growth in our private client and commercial loan business and staffing costs.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $81.8 million in the nine months of 2007. We have also used sources outside of our core deposit products to fund our loan growth including Federal Home Loan Bank advances and repurchase agreements. As of September 30, 2007, we had $230.0 million of outstanding short-term borrowings which consisted of $150.0 million of outstanding Federal Home Loan Bank advances, $80.0 million of outstanding Federal Funds purchased, and $3.8 million in repurchase agreements. The increase in advances and Federal Funds purchased is the result of lower cost as compared to the brokered deposit market.

Funding was directed primarily at cash outflows required for loans, which were $198.7 million in the first nine months of 2007. At September 30, 2007, we had outstanding commitments to fund loans, including unused lines of credit, of $398.3 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At September 30, 2007 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF SEPTEMBER 30, 2007
The Company	11.52%	12.57%	13.33%
The Bancorp Bank	10.62%	11.56%	12.31%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2006:
The Company	12.28%	13.50%	14.28%
The Bancorp Bank	11.36%	12.44%	13.22%
“Well capitalized” institution (under FDIC regulations	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2007. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans, net of deferred loan costs	$722,803	$73,202	$231,501	$139,414	$95,413
Investments, available for sale	3,000	76,377	5,680	25,707	7,026
Interest bearing deposits	1,748	—	—	—	—
Federal funds sold	87,394	—	—	—	—

Total interest earning assets	814,945	149,579	237,181	165,121	102,439

Interest bearing liabilities:
Interest checking	48,049	—	48,049	—	—
Savings and money market	128,644	—	385,930	—	—
Time deposits	166,603	232,659	804	—	—
Securities sold under agreements to repurchase	3,845	—	—	—	—
Short-term borrowings	230,000	—	—	—	—

Total interest bearing liabilities	577,141	232,659	434,783	—	—

Gap	$237,804	$(83,080)	$(197,602)	$165,121	$102,439

Cumulative gap	$237,804	$154,724	$(42,878)	$122,243	$224,682

Gap to assets ratio	16%	-6%	-13%	11%	7%
Cumulative gap to assets ratio	16%	10%	-3%	8%	15%

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

Financial Condition

General. Our total assets at September 30, 2007 were $1.508 billion, of which our total loans were $1.262 billion. At December 31, 2006 our total assets were $1.335 billion, of which our total loans were $1.064 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $178.2 million, or 22.2%, from year-end 2006 to $980.3 million at September 30, 2007.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Loan Portfolio. Total loans increased to $1.262 billion at September 30, 2007 from $1.064 billion at December 31, 2006, an increase of $197.5 million or 18.6%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30, 2007	December 31, 2006
	Amount	Amount
Commercial	$282,339	$199,397
Commercial mortgage	383,397	327,639
Construction	314,543	275,079

Total commercial loans	980,279	802,115
Direct financing leases, net	89,564	92,947
Residential mortgage	50,553	62,413
Consumer loans and others	142,221	108,374

	1,262,617	1,065,849

Deferred loan costs	(284)	(1,030)

Total loans, net of deferred loan costs	$1,262,333	$1,064,819

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

	Nine months ended September 30,		For the year ended December 31,
	2007	2006	2006
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$8,400	$5,513	$5,513

Loans charged-off:
Commercial	300	—	8
Lease financing	35	62	93
Construction	874	—	—
Consumer	8	—	—

Total	1,217	62	101

Recoveries:
Consumer	13	—	1
Commercial	73	—	—
Lease financing	8	7	12

Total	94	7	13

Net charge-offs (recoveries)	1,123	55	88
Provision charged to operations	2,250	2,125	2,975

Balance in allowance for loan and lease losses at end of period	$9,527	$7,583	$8,400

Net charge-offs/average loans	0.84%	0.01%	0.01%

Net Charge-offs. Net charge-offs of $1.1 million for the nine months ended September 30, 2007 represent a $1.1 million increase over net charge-offs for the same period in 2006. Specifically, this number is comprised of charge-offs of $1.2 million offset by recoveries of $94,000. The charge-offs for the nine months consisted of a $874,000 charge on one construction loan and a $300,000 charge-off on one commercial loan of which $62,000 was recovered.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $-0- non-accrual or renegotiated loans at September 30, 2006 compared to $2.3 million of non-accrual loans at September 30, 2007. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $374,000 and $7.3 million at September 30, 2007 and 2006 respectively. The increase in nonperforming assets at September 30, 2007, in relation to December 31, 2006, of $3.6 million was mainly due to a commercial loan for one borrower placed on non-accrual within the second quarter of 2007. The increase in nonperforming assets was partially offset by a decrease in loans past due 90 days or more of $294,000.

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-performing loans:
Non-accrual loans	$2,329	$—	$—
Loans past due 90 days or more and still accruing	374	668	7,266

Total non-performing loans	2,703	668	7,266
Other real estate owned	1,566	—	—

Total non-performing assets	4,269	668	7,266

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At September 30, 2007, we had total deposits of $1.106 billion as compared to $1.069 billion at December 31, 2006, an increase of $36.7 million or 3.43%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the Nine months ended September 30, 2007		For the year ended December 31, 2006
	Average	Average	Average	Average
	balance	Rate	balance	Rate
Demand (non-interest bearing)	$77,441	—	$90,144	—
Interest checking	91,292	3.05%	60,990	2.39%
Savings and money market	524,298	4.55%	321,220	4.40%
Time	424,729	5.43%	391,716	4.85%

Total deposits	$1,117,760	4.45%	$864,070	4.00%

Borrowings

At September 30, 2007 we had $150.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $3.8 million in securities sold under agreements to repurchase and $80.0 million in Federal funds purchased which also mature on a daily basis.

Shareholders’ equity

At September 30, 2007 we had $162.6 million in shareholders’ equity. During the first nine months of 2007 we issued 92,171 shares from the exercise of stock options with net proceeds of approximately $1.2 million. We also issued 7,043 common stock shares in connection with conversions of our Series A preferred stock. Cash dividends paid on Series A preferred stock were $52,000 for the nine months ended September 30, 2007. Accumulated other comprehensive loss decreased $601,000 due to increased valuations in our investment portfolio.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended September 30, 2007.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP INC.
(Registrant)

November 9, 2007	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2007	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Purchase and Assumption Agreement dated July 13, 2007 (2)

10.2	Transition Services Agreement dated July 13, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Form 10-Q, for the quarterly period ended June 30, 2007, and by this reference incorporated herein.