Form 10-K
period 2007-12-31
Bancorp, Inc.
filed 2008-03-17
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2007 of $22.36, was approximately $308.7 million.

As of March 1, 2008, 14,562,196 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•

the market value of real estate that secures our loans could diminish due to factors outside of our control such as tightening of credit markets generally, lack of demand for real estate of the type securing of our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors; and

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

Overview

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

Nationally, we provide banking services to the members and employees of organizations or businesses, which we call affinity group banking. We provide online banking under the name of and through the facilities of the affinity group, referred to as “private label” banking, and offer an affinity group the ability to customize the banking services offered on the website to respond to the needs and preferences of its members. Our affinity group relationships serve as a source of deposits and also as a source for loans, such as home equity lines of credit, where credit decisions are primarily statistically-based.

As part of our national affinity group banking operations, we have developed a system for processing credit and debit card transactions for independent sales organizations and their merchant members that is a source of fee income for us and, because the merchant members must maintain accounts with us, a source of low-cost deposits. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. Our infrastructure allows us to process a high volume of transactions that permit merchant customers to access the card associations and debit networks at a significantly lower cost. We offer end-to-end services, which means that we believe we have the ability to fulfill all of our customers’ needs with respect to merchant card services and funds transfers. We market all banking services through a variety of sales channels that includes affinity groups and independent sales organizations and financial institutions.

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

Products and Services

Deposit Products and Services. We offer our depositors a wide range of products and services, including:

•

checking accounts, featuring no required minimum balance, no service fees, competitive interest rates, rebates on automated teller machine fees, free debit Visa check card and overdraft protection plans; premium checking accounts have free online bill paying, an enhanced debit Visa check card or an automated teller machine (ATM) card;

•	savings accounts;

•	health savings accounts;

•	money market accounts;

•	individual retirement accounts, including Roth and education IRAs as well as traditional IRAs;

•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;

•	certificates of deposit; and

•	stored value and payroll cards.

Lending Activities. At December 31, 2007, we had a loan portfolio of $1.287 billion, representing 82.1% of our total assets at that date. We originate substantially all of the loans held in our portfolio, except in a limited number of instances we have purchased individual lease and lease pools, and in two instances purchased a participation in a loan originated by an entity with whom our chief executive officer is affiliated. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2007, commercial, construction and commercial mortgage loans made up $1.002 billion, or 77.8%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While in making our loans we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower, we typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not typically engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. In general, we require that the ratio of the principal amount of a loan to the value of the collateral securing it be no greater than between 65% to 85% depending on the type of property and its use. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, or LIBOR, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2007, commercial term loans were 8.37% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2007, commercial mortgages were 21.12% of our total loan portfolio.

Commercial lines of credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2007, loans drawn from our outstanding commercial lines of credit were 24.45% of our total loan portfolio.

Construction Loans. The majority of our construction loans are made to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. Loans to finance the construction of commercial or industrial properties require permanent financing to repay the construction loan upon completion of the construction. As of December 31, 2007, construction loans were 23.91% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing commercial automobile fleets. We expanded our traditional market of small commercial fleets through the acquisition of Mears Motor Livery to include government municipalities and agencies. As of December 31, 2007, direct lease financing made up 6.96% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal wants. The majority of our consumer loans are secured by either the borrower’s residence, typically in a first or second lien position, or the borrower’s securities portfolio. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85% on loans collateralized by real estate and less than 50% on loans collateralized by securities; however, based on a borrower’s financial strength, we may increase the ratio. As of December 31, 2007, consumer loans were 15.2% of total loan portfolio.

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

The Affinity Group Relationship

We seek to create a unique banking website for each affinity group, enabling the affinity group to provide its members with the full banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to the affinity group based upon deposits and loans it generates through our program with it. The fees typically range from between 25 to 100 basis points (0.25% to 1.00%) of average deposits and loans generated by the relationship and outstanding in the period, with the lower fees being charged on interest-bearing deposits and loans with lower interest rates. We include these fees as a component of expense in calculating our net interest margin. In the year ended December 31, 2007, these fees aggregated $1.2 million.

As a result of our initial investment in developing private-label banking software, we have reduced the time, personnel and expense in establishing a privately-labeled banking website providing core banking products and services to an affinity group to approximately two weeks of dedicated time of one of our technical staff members, at a cost of approximately $9,000.

We maintain relationships among several customer groups:

•

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

•

Independent service organizations are organizations that provide operating and settlement accounts to their merchant members, enabling the merchants to service their client base from the point at which a credit or debit card transaction occurs through settlement of that transaction. We have created banking products that enable those organizations to more easily process electronic payments and maintain reserve accounts as protection against chargebacks and losses from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. In addition to the customary banking fees generated by these relationships (which we share with the independent service organizations), these relationships are a source of low-cost deposits for us because of the settlement and reserve checking accounts that merchants affiliated with the independent service organization must maintain with us.

•

General affinity group relationships are with businesses and one relationship is with a university. We offer these organizations, and other institutions with which we may develop relationships, privately-labeled full service retail banking or, at the organization’s option, a selection of banking services and products targeted to the needs or preferences of its members. In addition, we separately market a treasury program to these organizations that provides transaction processing and maintenance services to managers of the organization.

•

Stored value relationships are with businesses offering prepaid cards. We offer a customized and secure program development and card issuing services to national stored value card program managers. We participate in stored value market which includes cards branded with network or association logos such as Visa, MasterCard and Discover.

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

Loan Production Offices. We maintain three loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office), west (our Media, Pennsylvania office) and north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain three offices to market and administer our automobile leasing programs, one in Maryland, one in Alabama and one in Florida.

Marketing Staff. We have a marketing department, currently consisting of nine people, that focus on developing marketing campaigns to particular affinity group communities and the targeted audience of the Philadelphia Private Bank.

Technology

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Metavante (previously M&I Data Services). These systems principally include those for general ledger and deposit, loan and check processing. In 2005 we converted our internet banking platform to a product offered by Digital Insight Corporation. The Digital Insight platform is front end system used by customers to access their account via the internet.

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

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows 2003 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2005, Microsoft.net, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server is backed up to a storage area network that replicates across locations. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap Technology’s New York network operating center and US LEC’s, Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Philadelphia office. Internap’s New York network operating center provides Internet connectivity to the Philadelphia offices.

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) that has elected to be treated as a financial holding company. We are also subject to supervision and regulation by the Federal Reserve Board and the Delaware Office of the State Bank Commissioner.

The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Company, or FDIC. The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations.

Federal Regulation

As a bank holding company, we are subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information that the Federal Reserve may request Under the Bank Holding Company Act of 1956, as amended, or the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. However, because we qualified and elected to be treated as a “financial holding company” under the BHCA, as amended by the Gramm-Leach-Bliley Act, or GLBA, we are authorized to engage in “financial activities” that are beyond those of conventional bank holding companies and to affiliate with entities engaged in a broader array of financial activities provided that our depository institution subsidiary remains well capitalized and well managed. In sum, financial holding companies can engage in financial activities including:

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

The BHCA limits banking and nonfinancial subsidiaries of a financial holding company from cross-selling each other’s products and services where the financial holding company owns the non-financial subsidiary through the financial holding company’s merchant banking authority or through its insurance subsidiary under its investment portfolio authority. However, insurance products or services may be marketed by Internet websites or statement inserts with Federal Reserve approval if there is no illegal tying arrangement. A bank also may not engage in a “covered transaction” with a controlled affiliate of a financial holding company. A “covered transaction” includes loans to, investments in, purchases of assets from or guaranteeing loans of the affiliate, or accepting securities of the affiliate as collateral for a loan.

The federal banking agencies, recently finalized, a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the [company] using the information if it has pre-existing business relationship with the consumer. Moreover, this notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the GLBA.

Change in Control. The BHCA prohibits a company from acquiring control of a bank holding company without prior Federal Reserve approval of an application. Similarly the Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a bank holding company is presumed to be an acquisition of control of the holding company if:

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

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank, or any other subsidiary, upon the Bank’s or the subsidiary’s liquidation or reorganization will be subject to the prior claims of the Bank’s or subsidiary’s creditors. In the event of liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors have priority of payment over the claims of holders of any obligation of the institution’s holding company or any of its shareholders or creditors.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or bank holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2007, we and the Bank had a total capital to risk-adjusted assets ratios of 10.95% and 10.61%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 10.15% and 9.81%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2007, we and the Bank had leverage ratios of 9.18% and 8.86%, respectively.

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

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories— “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5% . An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2007, our total risk-based capital ratio was 10.95%, our Tier 1 risk-based capital ratio was 10.15% and our leverage ratio was 9.18%, while the Bank’s ratios were 10.61%, 9.81% and 8.86%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2007, both we and the Bank were “well capitalized” within the meaning of the regulatory categories.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund, or DIF, including coverage for certain retirement accounts of up to $250,000. Beginning in 2012 deposit insurance coverage limits will be indexed for inflation.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2007, the Bank’s DIF assessment rate was 5.09%.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2007, the Bank’s limit on loans-to-one borrower was $20.3 million ($33.8 million for secured loans). At December 31, 2007, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $26.2 million, which was secured.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2007, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Federal bank regulatory agencies have proposed changes to the form of customer notice of a bank’s privacy policies. When finalized, such amendments could require the Bank to amend its current form of privacy notice.

The federal banking agencies, including the FDIC, also recently finalized, a joint rule implementing Section 315 of the FACT Act, requiring that each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commences on November 1, 2008. Among the requirements under the new rule, the Bank is required to adopt “reasonable policies and procedures” to:

•	Identify relevant red flags for covered accounts and incorporate those red fags into the program;

•	Detect red flags that have been incorporated into the program;

•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	Ensure the Program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act or USA PATRIOT Act amended, in part, the Bank Secrecy Act, collectively, the BSA, providing for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (4) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations; and (5) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation, or FBI, can send banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control, or OFAC, which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the FBI. The Bank checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

•

the “Fair Credit Reporting Act of 1978,” as amended by the “Fair and Accurate Credit Transactions Act,” governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	the “Servicemembers Civil Relief Act;” and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•	the Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

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

The Bank was examined for CRA compliance in 2007 and received a “satisfactory” rating.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). Federal Reserve regulations generally required for 2007 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $43.9 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $43.9 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve to between 8% and 14%) of that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2007, the Bank met these requirements.

Proposed Legislation and Regulatory Action. New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Employees

As of February 15, 2008, we had 306 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

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

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2007, commercial loans were 25.27% of total loans, construction loans were 23.91% of total loans and commercial mortgage loans were 28.69% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. While there have been unprecedented disruptions in the credit markets beginning in the second half of 2007, and we have experienced some increase in loan delinquencies, these disruptions have not had a material effect on us to date. We cannot assure you, however, that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in nonperforming loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

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

We have relied to a significant extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. These funding sources amounted to 30.6% of our total deposits at December 31, 2007 a decrease from 43.6% of total deposits at December 31, 2006. If we are not successful in obtaining wholesale funding, we may be unable to continue our growth, or could experience contraction in our total assets. In addition, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC. Although the Bank is currently deemed to be well capitalized, a failure to continue to be well capitalized could also hurt our growth or cause our total assets to contract.

Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, insurance companies and money market mutual funds. Competition for financial services in the Philadelphia-Wilmington metropolitan area, which is our principal service area, is very strong. This geographic area includes offices of many of the largest financial institutions in the nation. Most of those competing institutions have much greater financial and marketing resources than we have and, because we are a relatively newly-formed entity, far greater name recognition. Due to their size, many of our competitors can achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing structures for those products and services. Moreover, because we are smaller and less well-established, we may have to pay higher rates on our deposits or offer more free or reduced-cost services in order to attract and retain customers. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours. As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

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

Our regulatory lending limit as of December 31, 2007 to any one customer or related group of customers was $20.3 million for unsecured loans and $33.8 million for secured loans. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We are subject to extensive federal and state banking regulation and supervision. The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, capital structure, investment practices, dividend policy and growth. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are the lessee of ten premises. Our banking and operations facilities occupy 20,236 square feet in Wilmington, Delaware under a lease expiring in 2010. The rent is currently $34,401 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $52,314 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $195,000 in outstanding principal amount as of December 31, 2007, as security under the lease. The letter of credit reduces $80,000 per year. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $13,337 per month for our three Philadelphia-area loan production offices, and an aggregate of $4,831 per month for our Maryland and Alabama automobile leasing offices. We made payments of $6,192 per month to a related party for our Florida leasing office. We also pay rent of $603 per month for a customer service space, principally an ATM, and computer interfaces. We also hold a sublease on 12,136 square feet of space in Sioux Falls, South Dakota expiring in 2014. The rent is currently $23,463 per month. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

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

	Price Range
	High	Low
2006
March 31, 2006	$24.90	$16.56
June 30, 2006	$25.50	$21.45
September 30, 2006	$26.33	$22.84
December 30, 2005	$30.49	$23.19

2007
March 31, 2007	$30.30	$23.40
June 30, 2007	$27.22	$21.18
September 30, 2007	$23.24	$16.70
December 30, 2007	$20.50	$11.75

As of March 1, 2008 there were 14,562,196 shares of common stock outstanding held of record by 120 persons.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund the development and growth of our operations. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Our payment of dividends is subject to restrictions which we disclose in “Regulations under Banking Law.” In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarter’s dividend on our Series A preferred stock.

In June 2007 the Company adopted a Share Repurchase Plan that authorized the Company to purchase up to 750,000 shares of its common stock, currently representing approximately 5.2% of the Company’s current total common shares outstanding. Under the plan, the Company may make purchases from time to time through open market or privately negotiated transactions. This plan may be modified or discontinued at any time. The Company has not repurchased any of our common stock under this plan.

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
1999 Omnibus plan	698,250	$11.57	145,250
2003 Omnibus plan	551,862	$10.87	—
2005 Omnibus plan	253,625	$16.36	709,000

Total	1,503,737	$12.12	854,250

**	All plans authorized have been approved by shareholders.

Performance graph

The following graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 23, 2004 (the date our common stock began trading on NASDAQ) and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period ending
Index	12/23/04	12/31/04	12/31/05	12/31/06	12/31/07
The Bancorp, Inc.	100.00	100.00	106.25	185.00	84.13
Nasdaq Bank Stock Index	100.00	99.95	95.62	106.14	82.68
Nasdaq Composite Stock Index	100.00	100.82	102.07	111.79	123.76

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. We derived the selected financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Income Statement Data:
Interest income	$106,537	$80,968	$47,134	$24,673	$14,797
Interest expense	53,868	36,695	14,975	7,077	5,423
Net interest income	52,669	44,273	32,159	17,596	9,374
Provision for loan and lease losses	5,400	2,975	2,100	1,632	685

Net interest income after provision for loan and lease losses	47,269	41,298	30,059	15,964	8,689
Non-interest income	7,614	5,038	4,323	2,800	3,077
Non-interest expense	31,205	25,505	22,754	15,968	10,864

Net income (loss) before income tax (benefit)	23,678	20,831	11,628	2,796	902
Income tax (benefit)	9,338	8,331	4,181	(922)	(169)

Net income (loss)	14,340	12,500	7,447	3,718	1,071
Less preferred stock dividends and accretion	(68)	(75)	(598)	(817)	(881)
Less preferred stock conversion premium	—	—	(459)	—	—
Income allocated to Series A preferred shareholders	(115)	(110)	(72)	(323)	(61)

Net income (loss) available to common stock	$14,157	$12,315	$6,318	$2,578	$129

Net income per share—basic	$1.02	$0.90	$0.49	$0.25	$0.06

Net income per share—diluted	$0.98	$0.86	$0.48	$0.24	$0.06

Balance Sheet Data:
Total assets	$1,568,382	$1,334,838	$917,471	$576,279	$304,161
Total loans, net of unearned costs (fees)	1,286,789	1,064,819	681,582	427,881	232,397
Allowance for loan and lease losses	10,233	8,400	5,513	3,593	1,991
Total cash and cash equivalents	82,158	137,121	117,093	19,503	42,183
Deposits	1,278,317	1,069,255	732,588	388,081	276,765
Federal Home Loan Bank advances	90,000	100,000	40,000	55,000	—
Shareholders’ equity	176,259	148,908	134,947	121,402	21,673
Selected Ratios:
Return on average assets	1.04%	1.19%	1.02%	0.79%	0.41%
Return on average common equity	9.15%	8.90%	5.69%	3.94%	4.93%
Net interest margin	3.90%	4.32%	4.57%	3.86%	3.77%
Book value per share	$12.01	$10.76	$9.80	$9.32	nm
Selected Capital and Asset Quality Ratios:
Equity/assets	11.24%	11.16%	14.71%	21.07%	7.13%
Tier I capital to average assets	9.18%	12.28%	15.90%	22.88%	8.46%
Tier I capital to total risk-weighted assets	10.15%	13.50%	17.94%	26.29%	10.26%
Total capital to total risk-weighted assets	10.95%	14.28%	18.69%	27.04%	11.05%
Allowance for loan and lease losses to total loans	0.80%	0.79%	0.81%	0.84%	0.86%

nm—not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

We are a registered financial holding company whose principal asset is our wholly owned subsidiary bank. Since July 2000, when the Bank began banking operations, we have grown to $1.6 billion in consolidated assets as of December 31, 2007. We focus on two markets: small to mid-size businesses and their principals and affinity groups with their established membership, client or customer bases. We concentrate our lending activities in the Philadelphia-Wilmington area, while we draw our deposits from that area and from out of area, principally through our affinity divisions. To a lesser extent, we obtain deposits from the open market as required to meet our loan funding needs. Our lending activities emphasize commercial, industrial and construction loans secured by real estate and commercial real estate loans.

On November 30, 2007, we completed the acquisition of the Stored Value Solution (SVS) division of Marshall Bank First. The purchase price consisted of 722,233 shares of our common stock and $48.5 million in cash for a total purchase price of $60.6 million. In addition to its significant enhancement of our stored value card operations, the acquisition added an additional funding source for loans as the division had approximately $160 million in deposits at December 31, 2007.

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

Beginning in January 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No 123R, Share-based Payment, which requires expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, performance based shares and the like. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

We account for goodwill in accordance with SFAS No 142, Goodwill and Intangible Assets. SFAS No 142 includes requirements to test goodwill and indefinitive lived intangible assets for impairment rather than amortize them. We have tested goodwill as of December 31, 2007 and have determined that is not impaired.

Results of operations

Net Income: fiscal 2007 compared to fiscal 2006. Net income for fiscal 2007 was $14.3 million, compared to $12.5 million for fiscal 2006. Preferred stock dividends and income allocated to preferred shareholders for fiscal 2007 were $183,000 compared to $185,000 for fiscal 2006, which resulted in net income available to common stockholders of $14.2 million for fiscal 2007 as compared to net income of $12.3 million for fiscal 2006. Diluted earnings per share were $0.98 for fiscal 2007 as compared to $0.86 for fiscal 2006. Return on average assets was 1.04% and return on average equity was 9.15% for fiscal 2007.

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

Net Interest income: fiscal 2007 compared to fiscal 2006. Our interest income for fiscal 2007 increased to $106.5 million from $81.0 million for fiscal 2006, while our net interest income increased to $52.7 million from $44.3 million. Our average loans increased to $1.2 billion for fiscal 2007 from $849.6 million for fiscal 2006. The primary reason for the increase in our interest income as well as our net interest income was our ability to increase earning assets, in particular our loan portfolio, through organic growth.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for fiscal 2007 decreased to 3.90% from 4.32% for 2006, a decrease of 42 basis points (.42%). For fiscal 2007 the average yield on our interest-earning assets decreased to 7.89% from 7.90% for fiscal 2006, a decrease of 1 basis point (.01%). The cost of interest-bearing deposits increased to 4.75% for fiscal 2007 from 4.47% for fiscal 2006, an increase of 28 basis points (.28%), while the cost of interest-bearing liabilities increased to 4.77% for fiscal 2007 from 4.49% for fiscal 2006, an increase of 28 basic points (.28%). The decrease in the net interest margin was the result of an increase in the cost of funds to 4.77% for fiscal 2007 from 4.49% for fiscal 2006. The increase in cost was driven by competition and greater demands for liquidity by banks. Average interest-bearing deposits increased to $1.04 billion from $773.9 million, an increase of $264.4 million or 34.2%.

Net Interest Income: fiscal 2006 compared to fiscal 2005. Our interest income for fiscal 2006 increased to $81.0 million from $47.1 million for fiscal 2005, while our net interest income increased to $44.3 million from $32.2 million. Our average loans increased to $849.6 for fiscal 2006 from $550.0 million for fiscal 2005. The primary reason for the increase in our interest income as well as our net interest income was our ability to increase earning assets, in particular our loan portfolio, through organic growth.

Our net interest margin for fiscal 2006 decreased to 4.32% from 4.57% for fiscal 2005, a decrease of 25 basis points (.25%). For fiscal 2006 the average yield on our interest-earning assets increased to 7.90% from 6.70% for fiscal 2005, an increase of 120 basis points (1.20%). The increase in yield was the result of increases in the overall interest rate environment. The cost of interest-bearing deposits increased to 4.47% for fiscal 2006 from 2.93% for fiscal 2005, an increase of 154 basis points (1.54%), while the cost of interest bearing liabilities increased to 4.49% for fiscal 2006 from 2.97% for fiscal 2005, an increase of 152 basis points (1.52%). The decrease in the net interest margin was due to a flattening of the yield curve in 2006 as well as deposit rates increasing disproportionately higher than loan rates during the year. Average interest-bearing deposits increased to $773.9 million from $460.1 million, an increase of $313.9 million or 68.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,172,479	$96,690	8.25%	$849,640	$71,270	8.39%
Investment securities	115,078	6,699	5.82%	112,843	6,542	5.80%
Interest bearing deposits	3,319	76	2.29%	1,668	71	4.26%
Federal funds sold	59,686	3,072	5.15%	60,939	3,085	5.06%

Net interest-earning assets	1,350,562	106,537	7.89%	1,025,090	80,968	7.90%
Allowance for loan and lease losses	(9,398)			(6,774)
Other assets	41,632			34,151

	$1,382,796			$1,052,467

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$88,889			$90,144
Interest bearing deposits
Interest checking	93,491	$2,841	3.04%	60,990	$1,459	2.39%
Savings and money market	520,365	23,352	4.49%	321,220	14,126	4.40%
Time	424,448	23,120	5.45%	391,716	19,005	4.85%

Total interest bearing deposits	1,038,304	49,313	4.75%	773,926	34,590	4.47%
Short-term borrowings	86,049	4,419	5.14%	38,862	2,043	5.26%
Repurchase agreements	3,006	52	1.73%	4,140	62	1.50%
Subordinated debt	1,033	84	8.13%	—	—

Net interest bearing liabilities	1,128,392	53,868	4.77%	816,928	36,695	4.49%
Other liabilities	6,955			5,005

Total liabilities	1,224,236			912,077
Shareholders’ equity	158,560			140,390

	$1,382,796			$1,052,467

Net yield on average interest earning assets		$52,669	3.90%		$44,273	4.32%

	Year ended December 31, 2005
	2005
	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$549,993	$40,534	7.37%
Investment securities	106,371	5,018	4.72%
Interest bearing deposits	1,029	3	0.29%
Federal funds sold	45,698	1,579	3.46%

Net interest-earning assets	703,091	47,134	6.70%

Allowance for loan and lease losses	(4,510)
Other assets	34,332

	$732,913

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$94,385
Interest bearing deposits
Interest checking	28,624	$343	1.20%
Savings and money market	205,146	5,825	2.84%
Time	226,290	7,302	3.23%

Total interest bearing deposits	460,060	13,470	2.93%
Short-term borrowings	39,356	1,292	3.28%
Repurchase agreements	4,168	75	1.80%
Subordinated debt	1,314	138	10.50%

Net interest bearing liabilities	504,898	14,975	2.97%
Other liabilities	2,710

Total liabilities	601,993
Shareholders’ equity	130,920

	$732,913

Net yield on average interest earning assets		$32,159	4.57%

In fiscal 2007, average interest-earning assets increased to $1.35 billion, an increase of $325.5 million, or 31.8% from fiscal 2006. During the same period, average loan balances increased $322.8 million or 38.0%. In fiscal 2006, average interest-earning assets increased to $1.03 billion, an increase of $322.0 million, or 45.8%, from fiscal 2005. During the same period, average loan balances increased $299.6 million, or 54.4%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2005 through 2007. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2007 versus 2006			2006 versus 2005
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate		Volume	Rate
Interest income:
Loans net of unearned discount	$26,602	$(1,182)	$25,420	$24,518	$6,218	$30,736
Investment Securities	130	27	157	320	1,204	1,524
Interest bearing deposits	9	(4)	5	3	65	68
Federal funds sold	(69)	56	(13)	629	877	1,506

Total interest earning assets	26,672	(1,103)	25,569	25,470	8,364	33,834

Interest expense:
Interest checking	$917	$465	$1,382	$593	$523	$1,116
Savings and money market	8,931	295	9,226	4,214	4,087	8,301
Time	1,667	2,448	4,115	6,929	4,774	11,703

Total deposit interest expense	11,515	3,208	14,723	11,736	9,384	21,120
Subordinated debt	84	—	84	(69)	(69)	(138)
FHLB advances	1,869	(46)	1,823	(16)	767	751
Other borrowed funds	297	246	543	(1)	(12)	(13)

Total interest expense	13,765	3,408	17,173	11,650	10,070	21,720

Net interest income:	$12,907	$(4,511)	$8,396	$13,820	$(1,706)	$12,114

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.4 million for fiscal 2007, $3.0 million for fiscal 2006 and $2.1 million for 2005. The increase in the provision is based on our review of the adequacy of our allowance for loan and lease losses. At December 31, 2007, our allowance for loan and lease losses amounted to $10.2 million or 0.80% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $7.6 million for fiscal 2007 as compared to $5.0 million for fiscal 2006, an increase of $2.6 million or 51.1%. There were $2,000 in gains on sales of investment securities in fiscal 2007 as compared to no gains on sales of investment securities for fiscal 2006. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the increase of non-interest income, exclusive of gains on sales of investment securities, were an increase in leasing income and an increase in other income. Leasing income increased to $2.1 million in fiscal 2007 from $1.4 million in fiscal 2006, and increase of $672,000. The increase in leasing income resulted from a gain on sale of lease assets at the end of a lease with a large leasing relationship. Other income increased to $3.3 million in fiscal 2007 from $1.0 million in fiscal 2006, an increase of $2.3 million. Approximately $1.4 million of the increase was income received from a MasterCard stock conversion. The acquisition of SVS had a limited impact on the 2007 non-interest income as a result of the acquisition we expect to see an increase in non-interest income related prepaid cards in future periods.

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

Non-Interest Expense. Total non-interest expense was $31.2 million for fiscal 2007, as compared to $25.5 million for fiscal 2006, an increase of $5.7 million or 22.3%. Salaries and employee benefits amounted to $14.9 million for fiscal 2007 as compared to $12.4 million for fiscal 2006. The increase reflects the addition of the employees from the SVS acquisition as well as additional staff required for expanding our commercial lending and affinity division operations. It also reflects annual salary increases of 3% to 5% to our employees. We expect our salaries and employee benefits expense to increase in future periods as we increase our staff to accommodate our expected growth in assets as well as the impact of SVS salaries and benefits for a full year. Computer expense increased to $2.9 million for fiscal 2007, an increase of $485,000 or 20%. Professional fees increased to $2.1 million for fiscal 2007, an increase of $231,000 or 12.6%. The increase reflects increases in outsourced internal audit expense due to our growth. Other expense increased to $7.7 million for fiscal 2007, an increase of $2.1 million or 36.7%. The increase is the result of increases in a variety of expense categories all of which were associated with the growth of our company.

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

Income Tax Expense and Benefit

Our income tax expense for fiscal 2007 was $9.3 million as compared to $8.3 million in fiscal 2006. Our effective rate for 2007 was 39.44% as compared to our effective tax rate for 2006 of 39.99%.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Our primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $209.1 million in fiscal 2007, $336.7 million in fiscal 2006 and $344.5 million in fiscal

2005. While we do not have a traditional branch system, we feel that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense of they do not react to fluctuations in the market. Because of the model, we have not experienced significant swings in liquidity and would expect that to continue in the future.

In fiscal 2007, we received $13.0 million in proceeds from our offering of subordinated debt. The proceeds were used to fund the acquisition of the Stored Value Solutions division of Marshall Bankfirst. As a result of netting the cash paid as part of the purchase price against deposits received, the acquisition of SVS resulted in a net inflow of cash to us on November 30, 2007

We have also used sources outside of our core deposit products to fund our loan growth, in particular the Federal Home Loan Bank and repurchase agreements. As of December 31, 2007, we had $90.0 million of outstanding Federal Home Loan Bank advances and $3.8 million in repurchase agreements. We also have a $5 million line of credit with Atlantic Central Bankers Bank and a $100.0 million line of credit with M & I Bank. No amounts were outstanding on these lines as of December 31, 2007. We expect to continue to use our facility with the Federal Home Loan Bank, as well as repurchase agreements, as a supplemental funding source. We also use the broker certificate of deposit market as a significant funding source. Brokered funds amounted to $390.7 million, $435.8 million and $247.9 million, at December 31, 2007, 2006 and 2005, respectively. As part of our asset and liability management process, we review the maturities of our broker certificates of deposit in light of our expected deposit inflows and the amount of funding we anticipate will be necessary for lending purposes. The use of broker certificates of deposit as a funding source is a strategy we employ to match funds against fixed rate loans as well as to manage the inherent lags between loan funding and deposit gathering. While broker certificates of deposit can be a volatile source of funding, we believe that the principal factor in attracting such deposits, as with other time deposits, is the interest rate offered. As a result, in a rising interest rate environment our cost of funds will also rise to the extent we seek to replace maturing broker certificates of deposit with similar funds rather than with increased core deposits or borrowings under our Federal Home Loan Bank, Atlantic Central Bankers Bank or M&I Bank facilities.

Funding was directed primarily at cash outflows required for loans, which were $225.2 million in fiscal 2007, $383.3 million in fiscal 2006 and $248.7 million in fiscal 2005. At December 31, 2007, we had outstanding commitments to fund loans, including unused lines of credit, of $407.0 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill. At December 31, 2007 both we and the Bank were “well capitalized” under banking regulations.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF DECEMBER 31, 2007
The Company	9.18%	10.15%	10.95%
The Bancorp Bank	8.86%	9.81%	10.61%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2006
The Company	12.28%	13.50%	14.28%
The Bancorp Bank	11.36%	12.44%	13.22%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2007. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$751,540	$65,268	$204,388	$161,798	$103,794
Investments, available for sale	5,672	—	13,077	60,319	43,147
Interest bearing deposits	20,254	—	—	—	—
Federal funds sold	40,783	—	—	—	—

Total interest earning assets	818,249	65,268	217,465	222,117	146,941

Interest bearing liabilities:
Interest checking	54,019	—	54,019	—	—
Savings and money market	128,513	—	385,539	—	—
Time deposits	143,179	270,265	620	—	—
Securities sold under agreements to repurchase	3,846	—	—	—	—
Federal Home Loan Bank advances	90,000	—	—	—	—

Total interest bearing liabilities	419,557	270,265	440,178	—	—

Gap	$398,692	$(204,997)	$(222,713)	$222,117	$146,941

Cumulative gap	$398,692	$193,695	$(29,018)	$193,099	$340,040

Gap to assets ratio	29%	-15%	-14%	16%	11%
Cumulative gap to assets ratio	29%	14%	-2%	14%	25%

* Less than 1%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MPVE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2007.

	Net portfolio value at December 31, 2007		Net interest income
Rate scenario	Amount	Percentage change	Amount	Percentage change
	(dollars in thousands)
+200 basis points	$254,054	9.55%	$64,774	14.13%
+100 basis points	243,318	4.92%	60,788	7.11%
Flat Rate	231,914		56,755
-100 basis points	219,191	-5.49%	52,682	-7.18%
-200 basis points	203,932	-12.07%	48,405	-14.71%

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

Financial Condition

General: Our total assets at December 31, 2007 were $1.57 billion, of which total loans were $1.29 billion, or 82.1% and investment securities were $122.2 million, or 7.8% while our total assets at December 31, 2006 were $1.33 billion, of which total loans were $1.06 billion, or 79.8% and investment securities were $115.9 million or 8.7%.

Investment portfolio. The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2007, 2006, and 2005, all of our investments were categorized as available for sale (in thousands).

	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government agency securities	$59,967	$60,319	$59,952	$58,625	$59,936	$58,377
Mortgage backed securities	13,982	13,353	5,726	5,219	5,553	5,015
Other securities	51,674	48,543	52,193	52,102	40,268	40,204

	$125,623	$122,215	$117,871	$115,946	$105,757	$103,596

Investment securities with a carrying value of $73.7 million at December 31, 2007, $63.8 million at December 31, 2006 and $52.8 million at December 31, 2005 were pledged as collateral for merchant processing accounts, Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law. On December 31, 2007 we owned $18.9 of Collateralized Debt Obligations (CDO). These CDOs are all investment grade with yields higher than that of our agency portfolio.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2007 (in thousands):

	After one to five years	Average yield	After five to ten years	Average yield	Over ten years	Average yield	Total
US Government agencies	$60,319	4.07%					$60,319
Mortgage-backed securities			$1,817	4.60%	$11,537	3.63%	$13,354
Other securities			5,359	7.08%	37,511	7.48%	$42,870
Federal Home Loan and Atlantic Central Banks Bank Stock							$5,672

Total	$74,413		$7,176		$49,048		$122,215

Weighted average yield		4.07%		5.39%		5.56%

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

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 have purchased a participation in loans originated by an affiliated third party. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2007, we had $62.1 million in participations sold, all of which were sold without recourse to us. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2007, commercial, construction and commercial mortgage loans made up $1.0 billion or 77.9% of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31, 2007 Amount	December 31, 2006 Amount	December 31, 2005 Amount	December 31, 2004 Amount	December 31, 2003 Amount
Commercial	$325,166	$199,397	$119,654	$89,327	$53,130
Commercial mortgage	369,124	327,639	190,153	140,755	89,772
Construction	307,614	275,079	168,149	97,239	29,026

Total commercial loans	1,001,904	802,115	477,956	327,321	171,928
Direct financing leases, net	89,519	92,947	81,162	44,795	38,405
Residential mortgage (1)	50,193	62,413	62,378	31,388	6,473
Consumer loans and others	144,882	108,374	61,017	24,894	14,989

	1,286,498	1,065,849	682,513	428,398	231,795
Deferred loan costs	291	(1,030)	(931)	(517)	602

Total loans, net of deferred loan costs	$1,286,789	$1,064,819	$681,582	$427,881	$232,397

(1)	Includes loans held for sale of $3.0 million at December 31, 2006 and $805,000 at December 31, 2005. There were no loans available for sale in the other reported periods.

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2007
	Within One Year	One to Five Years	After Five Years	Total
	(in thousands)
Commercial and commercial mortgage	$284,756	$298,960	$110,574	$694,290
Construction	222,369	74,272	10,973	$307,614

	$507,125	$373,232	$121,547	$1,001,904

Loans at fixed rates		$151,623	$11,574	$163,197
Loans at variable rates		221,609	109,973	$331,582

Total		$373,232	$121,547	$494,779

Allowance for Loan and Lease Losses: We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that our provision for loan losses is in the amount necessary to maintain our allowance for loan losses at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended. The process of evaluating the adequacy of our allowance has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. Our chief risk officer, who reports directly to our audit committee, oversees the loan review processes and measures the adequacy of the allowance independently from management. The loan review oversight parameters include borrower relationships over $3.0 million, loans 90 days or more past due and loans that have been previously adversely classified. Pursuant to these parameters, approximately 65% of our loans are subject to loan review oversight.

While there have been unprecedented disruptions in the credit markets beginning in the second half of 2007, which has resulted in significant increases in defaults and delinquencies in, and devaluation of assets linked directly or indirectly to U.S. residential real estate, since the assets securing our loans are predominantly commercial real estate, we have not experienced significant increases in delinquencies or defaults relative to our total assets or to historical levels of delinquencies and defaults experienced by other institutions. Accordingly, we do not currently foresee a change in our loan portfolio performance. However, our analysis for purposes of deriving the historical loss component of our allowance includes factors in addition to our historical loss experience, such as management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and statistical information from various industry reports such as the FDIC’s Quarterly Banking Profile. As a result, while we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary if current credit markets conditions persist or widen, or if economic conditions change, our ongoing loss experience and that of our peers deteriorates, management’s assumptions as to future delinquencies changes, recoveries and losses, increase or management’s intent with regard to the disposition of loans and lease changes.

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2007, 2006, 2005, 2004 and 2003:

	December 31, 2007		December 31, 2006		December 31, 2005
	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans
Commercial	$2,290	22.37%	$1,666	19.83%	$1,200	21.77%
Commercial mortgage	2,845	27.81%	2,440	29.05%	1,697	30.78%
Construction	2,220	21.69%	2,080	24.76%	1,118	20.28%
Direct financing leases, net	682	6.66%	1,005	11.96%	975	17.69%
Consumer loans	691	6.75%	517	6.16%	365	6.62%
Residential mortgage	1,181	11.55%	684	8.14%	139	2.52%
Unallocated	324	3.17%	8	0.10%	19	0.34%

	$10,233	100.00%	$8,400	100.00%	$5,513	100.00%

			December 31, 2004		December 31, 2003
			Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans
Commercial			$862	23.99%	$531	26.67%
Commercial mortgage			1,257	34.98%	673	33.80%
Construction			646	17.98%	261	13.11%
Direct financing leases, net			535	14.89%	364	18.28%
Consumer loans			70	1.95%	70	3.52%
Residential mortgage			143	3.98%	80	4.02%
Unallocated			80	2.23%	12	0.60%

			$3,593	100.00%	$1,991	100.00%

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$8,400	$5,513	$3,593	$1,991	$1,379

Loans charged-off:
Commercial	2,545	8	123	10	—
Lease financing	35	93	70	—	65
Construction	1,084	—	—	—	—
Consumer	8	—	2	20	9

Total	3,672	101	195	30	74

Recoveries:
Consumer	14	1	—	—	—
Lease financing	8	—	—	—	—
Construction	10	—	—	—	—
Commercial	73	12	15	—	1

Total	105	13	15	—	1

Net charge-offs (recoveries)	3,567	88	180	30	73
Provision charged to operations	5,400	2,975	2,100	1,632	685

Balance in allowance for loan and lease losses at end of period	$10,233	$8,400	$5,513	$3,593	$1,991

Net charge-offs/average loans	0.30%	0.01%	0.03%	0.01%	0.04%

The increase in charge-offs in 2007 was primarily the result of two commercial receivable loans and one construction loan.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. We had $1.2 million in non-accrual loans at December 31, 2007, $205,000 in non-accrual loans at December 31, 2004, no non-accrual loans for the periods ending at December 31, 2006, 2005 or 2003 and we did not have any real estate owned as a result of foreclosures of delinquent or defaulted loans. The following table summarizes our loans past due 90 days or more still accruing interest.

	December 31,
	2007	2006	2005	2004	2003
	Amount	Amount	Amount	Amount	Amount
Non-accrual loans	$1,169	$—	$—	$205	$—
Loans past due 90 days or more	8,673	668	538	228	44

Total Non-Performing loans	9,842	668	538	433	44
Other real estate owned	—	—	—	—	—

Total Non-Performing assets	$9,842	$668	$538	$433	$44

The increase in loans past due 90 days or more still accruing interest resulted from loans in our residential mortgage and home equity portfolio.

Intangible Assets: As a result of our acquisition of Mears Motor Livery, in fiscal 2005 we recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. We have tested goodwill and have determined that it is not impaired.

Goodwill resulting from our acquisition of the Stored Value Solution division of Marshall BankFirst in November 2007 was $44.6 million and intangible assets, which included the customer lists, were valued at $12.0 million. The transaction was accounted for under the purchase method of accounting. We are in the process of evaluating and finalizing the identifiable assets and purchase accounting adjustments; accordingly, the allocation of the purchase price is subject to refinement.

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, we expect that our current deposit growth will continue as a result of the acquisition of SVS and continued growth in the HSA division, as our penetration into the our current affinity customer base and high deductible plans continue to gain prominence in the market. We maintain deposits for various affiliated companies totaling approximately $115.8 million at December 31, 2007 as compared to $162.5 million at December 31, 2006. The majority of these deposits are short-term in nature and rates are consistent with market rates. At December 31, 2007, we had total deposits of $1.28 billion as compared to $1.07 billion at December 31, 2006, an increase of $209.1 million or 20.0%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	December 31, 2007		December 31, 2006		December 31, 2005
	Average balance	Average Rate	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$88,889	—	$90,144		$94,385	—
Interest checking	93,491	3.04%	60,990	2.39%	28,624	1.20%
Savings and money market	520,365	4.49%	321,220	4.40%	205,146	2.84%
Time	424,448	5.45%	391,716	4.85%	226,290	3.23%

Total deposits	$1,127,193	4.37%	$864,070	4.00%	$554,445	2.43%

At December 31, 2007, we had $413.4 million of certificate of deposit accounts maturing in one year or less. At December 31, 2007, 2006 and 2005, approximately 30.6%, 43.6% and 33.8%, respectively, of deposits consisted of brokered or wholesale deposits. Brokered and wholesale deposits tend to be more sensitive to movements in market interest rates when compared with other types of deposits, and thus may result in our deposit base being less stable than if we had a greater proportion of our deposits in core deposits such as savings and checking accounts. Use of brokered or wholesale deposits may also increase our cost of deposits. We believe, based on our capital ratios, that we will continue to have access to sufficient amounts of brokered or wholesale deposits which, together with our other funding sources, will provide us with the means of funding our loan growth.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2007 was as follows:

Amount
(thousands)
Three months or less	$12,049
Three to six months	4,779
Six to twelve months	5,932
Greater than twelve months	620

Total	$23,380

Borrowings: We had $90.0 million at December 31, 2007, $100.0 million at December 31, 2006, and $40.0 million at December 31, 2005 in advances outstanding from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands. The Bank also has a $5.0 million line of credit with the Atlantic Central Bankers Bank and a $100.0 million line of credit with M&I Bank. No amounts were outstanding under either of these lines of credit at December 31, 2007. We do not have any policy prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the lines of credit will continue to be from the Federal Home Loan Bank system.

	As of or for the year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$3,846	$8,145	$6,908
Average during the year	3,969	4,140	4,168
Maximum month-end balance	6,798	9,702	6,908
Weighted average rate during the year	1.73%	1.50%	1.80%
Rate at December 31	2.07%	1.98%	2.09%

Short-term borrowings and federal funds purchased
Balance at year-end	$90,000	$100,000	$40,000
Average during the year	83,866	38,862	39,356
Maximum month-end balance	230,000	100,000	60,000
Weighted average rate during the year	5.14%	5.26%	3.29%
Rate at December 31	3.84%	5.44%	4.26%

As of December 31, 2007, we had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts). In each case, we own all the common securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

•

The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038 and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each successive distribution date at an annual rate equal to 3-month LIBOR plus 3.25%.

•

The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038 and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%, except for the first interest period ending on March 15, 2008, which will have an annual rate of 8.33%.

In March 2005, the Bancorp Capital Trust redeemed its trust preferred securities at their face value plus accrued interest through March 31, 2005 and a prepayment premium representing the discounted present value of dividends payable on the trust preferred securities through June 12, 2007, the date we could call these securities. The proceeds for the redemption came from our redemption of our subordinated debenture to the Bancorp Capital Trust. The aggregate redemption price was $6.1 million. We recorded an expense of approximately $1.3 million, reflecting a prepayment premium of $819,000 and the charge-off of $466,000 of unamortized offering costs.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2007 were our commitments to extend credit, which were approximately $407.0 million, and standby letters of credit, which were approximately $14.8 million, at December 31, 2007.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. Since we expect that many of the commitments or letters of credit we issue will not be fully drawn upon, the total commitment or letter of credit amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We base the amount of collateral we obtain when we extend credit on our credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2007:

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on noncancellable operating leases	$7,574	$1,527	$2,535	$1,897	$1,615
Remaining contractual maturities of time deposits	414,064	413,441	620	3	—
Loan commitments	406,999	166,504	87,669	11,856	140,970
Standby letters of Credit	14,776	12,007	2,569	200	—

Total	$843,413	$593,479	$93,393	$13,956	$142,585

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

Recently Issued Accounting Standards

Information on recent accounting pronouncement are set forth in Footnote B item 18 to the consolidated financial statements included in this Report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and its subsidiary (collectively, the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty Income Taxes, in 2007. As discussed in Note M to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton, LLP

Philadelphia, Pennsylvania

March 17, 2008

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$21,121	$13,405
Interest bearing deposits	20,254	1,668
Federal funds sold	40,783	122,048

Total cash and cash equivalents	82,158	137,121

Investment securities, available-for-sale	122,215	115,946
Loans and leases held for sale	—	2,996
Loans, net of deferred loan costs	1,286,789	1,061,823
Allowance for loan and lease losses	(10,233)	(8,400)

Loans, net	1,276,556	1,056,419
Premises and equipment, net	6,660	3,951
Accrued interest receivable	9,686	8,537
Goodwill	50,173	3,951
Intangible assets, net	12,006	—
Other assets	8,928	8,913

Total assets	$1,568,382	$1,334,838

LIABILITIES
Deposits
Demand (non-interest bearing)	$242,164	$97,326
Savings, money market and interest checking	622,090	513,960
Time deposits	390,684	435,751
Time deposits, $100,000 and over	23,380	22,218

Total deposits	1,278,318	1,069,255

Securities sold under agreements to repurchase	3,846	8,145
Short—term borrowings	90,000	100,000
Accrued interest payable	4,865	6,476
Subordinated debt	13,401	—
Other liabilities	1,693	2,054

Total liabilities	1,392,123	1,185,930

SHAREHOLDERS’ EQUITY
Preferred stock—authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 111,585 and 118,628 shares at December 31, 2007 and December 31, 2006, respectively	1	1
Common stock—authorized, 20,000,000 shares of $1.00 par value; issued shares 14,560,470 and 13,724,023 at December 31, 2007 and December 31, 2006, respectively	14,560	13,724
Additional paid-in capital	138,808	125,572
Retained earnings	25,106	10,881
Accumulated other comprehensive loss	(2,216)	(1,270)

Total shareholders’ equity	176,259	148,908

Total liabilities and shareholders’ equity	$1,568,382	$1,334,838

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Interest income
Loans, including fees	$96,690	$71,270	$40,534
Investment securities	6,699	6,542	5,018
Federal funds sold	3,072	3,085	1,579
Interest bearing deposits	76	71	3

	106,537	80,968	47,134

Interest expense
Deposits	49,313	34,590	13,470
Securities sold under agreements to repurchase	52	62	75
Short-term borrowings	4,419	2,043	1,292
Subordinated debt	84	—	138

	53,868	36,695	14,975

Net interest income	52,669	44,273	32,159
Provision for loan and lease losses	5,400	2,975	2,100

Net interest income after provision for loan and lease losses	47,269	41,298	30,059

Non-interest income
Service fees on deposit accounts	901	849	710
Merchant credit card deposit fees	1,004	1,080	1,057
(Loss) gain on sales of investment securities	(2)	—	56
Leasing income	2,104	1,432	1,476
ACH processing fees	299	657	294
Other	3,308	1,020	730

Total non-interest income	7,614	5,038	4,323

Non-interest expense
Salaries and employee benefits	14,917	12,410	10,684
Occupancy expense	2,947	2,666	2,376
Data processing expense	2,914	2,429	1,498
Advertising	653	527	574
Professional fees	2,062	1,831	1,405
Prepayment premium on subordinated debt	—	—	1,285
Other	7,712	5,642	4,932

Total non-interest expense	31,205	25,505	22,754

Income before income tax	23,678	20,831	11,628
Income tax	9,338	8,331	4,181

Net income	14,340	12,500	7,447

Less preferred stock dividends and accretion	(68)	(75)	(598)
Less preferred stock conversion premium	—	—	(459)
Income allocated to Series A preferred shareholders	(115)	(110)	(72)

Net income available to common shareholders	$14,157	$12,315	$6,318

Net income per share—basic	$1.02	$0.90	$0.49

Net income per share—diluted	$0.98	$0.86	$0.48

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(Dollars and share information in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated loss)	Accumulated other comprehensive loss	Comprehensive income	Total
	(Dollars and share information in thousands)
Balance at December 31, 2004	$11,888	$11	$117,668	$(7,934)	$(231)		$121,402
Net Income				7,447		$7,447	7,447
Common Stock issued during the acquisition of Mears Leasing	253		3,716				3,969
Preferred Shares converted to Common Shares	1,000	(9)	(991)				—
Common Stock issued from option exercise	26		239				265
Common Stock issued from warrant exercise	470		3,531				4,001
Cash dividends on Series A preferred stock				(942)			(942)
Accretion of Series A Preferred Stock			115	(115)			—
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(1,195)	(1,195)	(1,195)

Total other comprehensive income						6,252

Balance at December 31, 2005	13,637	2	124,278	(1,544)	(1,426)		134,947

Net Income				12,500		12,500	12,500

Preferred Shares converted to Common Shares	14	(1)	(13)				—

Common Stock issued from stock-based compensation grants, net of excess tax benefits	73		981				1,054

Cash dividends on Series A preferred stock				(75)			(75)

Stock-based compensation			326				326

Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	156	156	156

Total other comprehensive income						12,656

Balance at December 31, 2006	13,724	1	125,572	10,881	(1,270)		148,908

Cumulative effect of change in Accounting Principle Fin-48 Accounting for Uncertainty in Income Taxes				(47)			(47)

Balance at January 1, 2007, as revised	13,724	1	125,572	10,834	(1,270)	12,656	148,861

Net Income				14,340		14,340	14,340
Preferred Shares converted to Common Shares	7		(7)				—
Common Stock issued from stock-based compensation grants, net of excess tax benefits	106		1,523				1,629
Common Stock issued during the acquisition of Stored Value Solutions	723		11,389				12,112
Cash dividends on Series A preferred stock				(68)			(68)
Stock-based compensation			331				331
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(946)	(946)	(946)

						$13,394

Balance at December 31, 2007	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net income	$14,340	$12,500	$7,447
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,644	1,997	912
Provision for loan and lease losses	5,400	2,975	2,100
Net amortization of investment securities discounts/premiums	(514)	(1)	(62)
Net loss (gain) on sales of investment securities	2	—	(56)
Net gain on sales of fixed assets	(2)	—	—
Net gain on sales of loans	(3)	—	—
Stock-based Compensation expense	331	326	—
Mortgage loans originated for sale	(6,831)	(13,800)	(8,978)
Sale of mortgage loans originated for resale	6,866	13,879	9,045
Gain on sale of mortgage loans originated for resale	(35)	(79)	(67)
Deferred income tax expense	171	552	111
Increase in accrued interest receivable	(1,149)	(3,697)	(1,401)
(Decrease) increase in interest payable	(1,611)	5,698	371
Decrease (increase) in other assets	235	(2,022)	(601)
Increase (decrease) in other liabilities	1,568	(196)	483

Net cash provided by operating activities	20,412	18,132	9,304

Investing activities
Purchase of investment securities	(21,129)	(13,529)	(30,208)
Proceeds from sales of investment securities	12,231	—	2,159
Proceeds from calls/maturity of investment securities	1,308	1,416	43,012
Net cash paid due to acquisitions, net of cash acquired	(50,423)	—	(698)
Net increase in loans	(225,156)	(383,325)	(248,745)
Purchases of premises and equipment	(1,854)	(1,549)	(1,714)

Net cash used in investing activities	(285,023)	(396,987)	(236,194)

Financing activities
Net increase in deposits	209,063	336,667	344,507
Net (decrease) increase in securities sold under agreements to repurchase	(4,299)	1,237	1,856
Proceeds from Federal Home Loan Bank advances	(10,000)	60,000	(15,000)
Repayment of notes payable	—	—	(5,026)
Dividends on Series A preferred stock	(68)	(75)	(942)
Net proceeds from exercise of warrants	—	—	4,070
Net proceeds from the exercise of options	1,284	775	265
Excess tax benefit from share based payment arrangements	267	279	—
Issuance of subordinated debentures	13,401	—	—
Redemption of subordinated debentures	—	—	(5,250)

Net (decrease) cash provided by financing activities	209,648	398,883	324,480

Net (decrease) increase in cash and cash equivalents	(54,963)	20,028	97,590
Cash and cash equivalents, beginning of year	137,121	117,093	19,503

Cash and cash equivalents, end of year	$82,158	$137,121	$117,093

Supplemental disclosure:
Interest paid	$55,479	$30,997	$14,604

Taxes paid	$7,903	$9,347	$3,916

Net share settlement of warrants	$—	$—	$69

Acquisition of Stored Value Solutions, common stock issued	12,112	—	—

Transfer of assets from loans to other real estate owned	$1,566	$—	$—

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware Corporation and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company operates as a financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC)-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and leasing offices in Crofton, Maryland, Orlando, Florida, Birmingham, Alabama, and Sioux Falls, South Dakota. The principal medium for the delivery of the Company’s banking services is the Internet.

The financial service industry is highly competitive in general. Many of the Company’s principal competitors, including traditional banks and thrifts, other Internet banks and other financial service providers, such as brokerage and insurance companies, have greater financial and other resources than the Company does and may offer services, such as trust services, that the Company does not provide or will not be authorized to provide. Because there are few barriers to on-line market entry for existing financial institutions, the Company’s potential competitors could implement Internet banking operations with relative ease. Furthermore, brokerage companies and other financial service providers may not be subject to the same degree of regulation as are the Company and the Bank.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses will be affected by state and federal legislation and regulations.

Note B—Summary of Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company balances have been eliminated.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investments in debt and equity securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. At December 31, 2007 and 2006, the Company does not have investment securities classified as held to maturity. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company did not engage in hedging as of December 31, 2007 and 2006.

On November 3, 2005, FSP SFAS Nos. 115-1 and SFAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Emerging Issue Task Force (EITF) Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carried forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP in 2006 did not materially impact our results of operations, financial condition, or related disclosures.

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

Interest income is accrued as earned. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2007 the Company had no loans available for sale. At December 31, 2006 the cost approximated the fair value.

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

6. Internal Use Software

Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2007 and 2006, the Company had capitalized total software costs of approximately $1,210,000. At December 31, 2007, internal use software had been fully

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized. The Company has recorded amortization expense of approximately $133,000, $216,000 and $103,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

8. Stock-Based Compensation

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Certain Assumptions Used in Valuation Methods.” SAB 110 expresses the views of the staff regarding the use of a “simplified” method as disclosed in SAB No. 107, “Share-Based Payment,” in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123 (R). SAB 107 stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Under SAB 110, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 to help public companies that lack historical data on the exercising of options by employees. SAB 110 is not expected to have any material impact on the Company’s financial statements.

The Company adopted SFAS No. 123(R), “Share-based Payment,” on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Company followed Accounting Principles Bulletin (APB) No. 25, “Accounting for Stock Issued to Employees,” and the disclosure requirement of SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123(R) had been applied. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

At January 1, 2006, the Company recognized compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service had not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Company has chosen to continue the use of the Black-Scholes option-pricing model, as used under SFAS 123(R) to estimate the fair value of each option on the date of grant. The Company estimates the number of options for which the requisite service is expected to be rendered. The Company has chosen to recognize compensation expense for new grants using the straight-line method over the vesting period.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Certain Assumptions Used in Valuation Methods.” SAB 110 expresses the views of the staff regarding the use of a “simplified” method as disclosed in SAB No. 107, “Share-Based Payment,” in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R). SAB No. 107 stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Under SAB 110, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 to help public companies that lack historical data on the exercising of options by employees. SAB 110 is not expected to have any material impact on the Company’s financial statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or estimated fair market value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

10. Advertising Costs

The Company expenses advertising cost as incurred.

11. Earnings per Share

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

	Year ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$14,157	13,859,066	$1.02
Effect of dilutive securities
Options	—	537,003	(0.04)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$14,157	14,396,069	$0.98

At December 31, 2007, 111,585 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because, upon their assumed conversion to common stock, they were anti-dilutive to diluted earnings per share. Stock options for 12,000 shares of common stock at exercise prices of $24.18 to $25.43 per share, were outstanding at December 31, 2007 but were not included in the weighted average shares because the exercise price was greater than the average market price.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, 118,628 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because, upon their assumed conversion to common stock, they were anti-dilutive to diluted earnings per share.

	Year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share Amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$6,318	12,805,690	$0.49
Effect of dilutive securities
Options	—	394,078	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$6,318	13,199,768	$0.48

At December 31, 2005, 133,031 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because, upon their assumed conversion to common stock, they were anti-dilutive to diluted earnings per share. Stock options for 313,000 shares of common stock at exercise prices of $15.94 to $16.67 per share, were outstanding at December 31, 2005 but were not included in the weighted average shares because the exercise price was greater than the average market price.

12. Variable Interest Entities

As of December 31, 2007, the Company has two statutory business trusts, The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts) which qualify as variable interest entities under FIN 46(R). Accordingly, the Corporation is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Corporation’s financial statements. These trusts are more fully described in paragraph 3 of Note H to these consolidated financial statements.

13. Comprehensive Income

Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity. The Corporation follows the disclosure provision of SFAS No. 130, “Reporting Comprehensive Income”.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

	December 31, 2007
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,484)	$538	$(946)
Less reclassification adjustment for gains realized in net losses	—	—	—

Other comprehensive loss, net	$(1,484)	$538	$(946)

	December 31, 2006
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized gains on investment securities
Unrealized gains arising during period	$236	$(80)	$156
Less reclassification adjustment for gains realized in net losses	—	—	—

Other comprehensive income, net	$236	$(80)	$156

	December 31, 2005
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,755)	$597	$(1,158)
Less reclassification adjustment for gains realized in net losses	56	(19)	37

Other comprehensive loss, net	$(1,811)	$616	$(1,195)

14. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amount of those reserves and cash balances at December 31, 2007 and 2006 were approximately $7.1 million and $955,000, respectively.

15. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2007 and no events have occurred subsequent to this evaluation to require additional testing. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million. Goodwill resulting from the acquisition of the Stored Value Solutions division of Marshall Bankfirst was $46.2 million. The acquisition also resulted in a customer list intangible of $12.0 million. The Company is in the process of evaluating and finalizing the identifiable assets and purchase accounting adjustments; accordingly, the allocation of the purchase price is subject to adjustment.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way business enterprises report information about operating segments in annual financial statements. Under SFAS 131, the Company had only one reportable segment in 2007, 2006 and 2005, community banking.

17. Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

18. Recent accounting pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. In evaluating a tax position for recognition, the Company evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. In adopting the provisions of FIN 48, the Company recorded a cumulative-effect adjustment to reduce retained earnings by $47,000. The Company recognizes interest and penalties, if any, accrued related to the liability in the provision for income taxes. To the extent interest and penalties are ultimately not assessed, amounts accrued as part of the liability would be adjusted in the Company’s provision for income taxes.

In December 2007, the FASB issued SFAS No 141(R), “Business Combination”. The purpose of this statement is to improve the greater consistency, relevance, and comparability of the information provided in financial reports about business combinations and its effects. To accomplish that, the statement establishes principals and requirements to the acquirer on application of (1) recognition and measurement of identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiring company; (2) establishes the acquisition-date fair value as the measurement objective for all assets acquired; and (3) requires disclosure of the basis of information they need to understand the financial effect of the business combination.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning December 31, 2008. An entity may not elect to apply the statement prior to this date. Any future impact will only be for acquisitions of other companies completed after this date and is not a financial aspect that is measurable at this time.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 became effective for our fiscal year 2007. The adoption of SFAS 156 did not have an impact on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim financial periods within those fiscal years. In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b “Effective Date of FAB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at affair value in an entity’s financial statement on a recurring basis (at least annually). The effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of the adoption FSB 157 to the Company’s operating income and net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

SFAS 159 requires similar assets and liabilities for which the Company has elected the fair value option to be displayed on the face of the balance sheet either (1) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value or (2) in separate line items. In addition, SFAS 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Company or between financial statements of different companies.

SFAS 159 is required to be adopted by the Company on January 1, 2008. Early adoption is permitted; however, the Company does not intend to adopt SFAS 159 prior to the required adoption date of January 1, 2008. The Company expects to adopt SFAS 159 along SFAS 157, “Fair Value Measurements”. The remeasurement to fair value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

The Company is currently evaluating, which, if any items it will elect to recognize at fair value at the date of adoption. The financial statement impact will depend on which items the Company elects to recognize at fair value, fair value at the date of adoption, and the concurrent adoption of SFAS 157. If the Company elects to recognize items at fair value as a result of SFAS 159, this could result in increased earnings volatility.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain aspects of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. This statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Management is currently assessing the impact of SFAS 160 on its financial statements.

On November 5, 2007, the SEC staff released SAB 109, “Written Commitments Recorded at Fair Value Through Earnings.” This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Management has evaluated the effects of SAB 109 and does not anticipate a material impact on the Company’s financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not currently extend dividends on its Class A Common Stock which is the basis of its share-based payment awards. The Company has evaluated EITF 06-11 and has determined that it will not have an impact on its financials or results of operations.

Note C—Mergers and Acquisitions

On January 3, 2005, the Company and the Bank completed the acquisition of Mears Motor Livery. The Company issued 253,126 shares of the Company’s common stock and $1.0 million in cash for a purchase price $4,969,000. As a result of the acquisition, the Company recorded $4.0 million in goodwill and recorded the assets and liabilities at fair value. The transaction was accounted for under the purchase method of accounting. The Company acquired assets, leases and notes payable of $26.2 million, $24.3 million and $5 million, respectively. The Company’s results of operations include the results of operations of Mears from January 3, 2005 forward.

On November 30, 2007, the Company and the Bank completed the acquisition of the Stored Value Solutions (SVS) division of Marshall Bank First. Under the terms of the agreement, the Company paid a purchase price of $60.6 million consisting of $48.5 million in cash and $12.1 million of the Company’s common shares. The amount of final per share consideration was based on a formula that was determined by the average of the closing prices for the Company’s common stock for the thirty trading days preceding the closing date.

The following table summarizes the fair values of the SVS assets and liabilities assumed at the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations”.

November 30, 2007
(dollars in thousands)
Cash and cash equivalents	$116,936
Fixed assets	2,497
Other assets	1,811
Customer list intangible	12,006

133,250

Non-interest bearing deposits	116,936
Other liabilities	—

116,936

Net assets	$16,314

Goodwill of $46.2 million was recorded in connection with the acquisition of SVS. The following table provides the calculation of the goodwill. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments; accordingly the allocation of the purchase price is subject to refinement. The Company recognized a customer list intangible in the amount of $12.0 million. Annual amortization of $1.0 million will be recognized in years 2008 through 2013. The following table summarizes goodwill (dollars in thousands):

Cash consideration	$48,448
Purchase price assigned to shares exchanged for stock	12,112

Transaction costs	1,975

Total cost for transaction	62,535

Estimated adjustments to reflect assets acquired at fair value
Customer list intangible	(12,006)
Other assets	(1,811)
Fixed assets	(2,497)

Total assets	(16,314)

Total goodwill	$46,221

The fair value of certain assets and certain liabilities were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtained prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that market place participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine a reasonable fair value. In other instances, the Company assumed that the historical book value of certain assets and liabilities represented a reasonable proxy for fair value. The Company determined that there were no other categories of identifiable intangible assets arising from the SVS acquisition other than customer list intangibles.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is certain unaudited pro forma information for the years ended December 31, 2007 and 2006, as if SVS had been acquired on January 1, 2007 and 2006. These results combine the historical results of SVS with the Company’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates.

	Year Ended December 31,
	2007	2006
	(Unaudited)
Net interest income	$57,441	$36,695
Net income	18,245	15,390
Net income per share - basic	$1.25	$1.05
Net income per share - diluted	$1.21	$1.01

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale are summarized as follows (in thousands):

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,967	$352	$—	$60,319
Mortgage backed securities	13,982	44	(673)	13,353
Other securities	51,674	562	(3,693)	48,543

	$125,623	$958	$(4,366)	$122,215

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,952	$—	$(1,327)	$58,625
Mortgage backed securities	5,726	43	(550)	5,219
Other securities	52,193	205	(296)	52,102

	$117,871	$248	$(2,173)	$115,946

The amortized cost and fair value of the Company’s investment securities available-for-sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due after one year through five years	$59,967	$60,319
Due after five years through ten years	53,019	7,176
Due after ten years	6,965	49,048
Federal Home Loan and Atlantic Central Bankers Bank stock	5,672	5,672

	$125,623	$122,215

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2006, investment securities with a book value of approximately $73.7 million and $63.8 million, respectively, were pledged to secure deposits and advances as required or permitted by law. Gross gains on sales were $2,000, $-0-, and $67,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross losses were $-0-, $-0- and $11,000 for the years ended December 31, 2007 and 2006 and 2005.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 (dollars in thousands):

	Number of securities	Less than 12 months		12 months or longer		Total
Description of Securities		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. government agency securities	—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	12	8,507	(25)	1,258	(648)	9,765	(673)
Other securities	10	25,058	(3,143)	8,599	(550)	33,657	(3,693)

Total temporarily impaired investment securities	22	$33,565	$(3,168)	$9,857	$(1,198)	$43,422	$(4,366)

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Loans

Major classifications of loans are as follows (in thousands):

	December 31, 2007	December 31, 2006
	Amount	Amount
Commercial	$325,166	$199,397
Commercial mortgage	369,124	327,639
Construction	307,614	275,079

Total commercial loans	1,001,904	802,115
Direct financing leases, net	89,519	92,947
Residential mortgage(1)	50,193	62,413
Consumer loans and others	144,882	108,374

	1,286,498	1,065,849
Deferred loan costs	291	(1,030)

Total loans, net of deferred loan costs	$1,286,789	$1,064,819

(1)	Includes loans held for sale of $3.0 million for December 31, 2006. There were no loans held for sale at December 31, 2007.

The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $1.2 million at December 31, 2007. The specific valuation allowance related to these impaired loans was $175,000. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased $110,000 in 2007 if interest on non-accrual loans had been accrued. The Company had no impaired loans at December 31, 2006.

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $8.7 million and $668,000 at December 31, 2007 and 2006 respectively. The Company had $1.2 million and $-0- at December 31, 2007 and 2006 of non-accrual loan balances.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	December 31,
	2007	2006	2005
Balances at the beginning of the year	$8,400	$5,513	$3,593
Charge-offs	(3,672)	(101)	(195)
Recoveries	105	13	15
Provision charged to operations	5,400	2,975	2,100

Balance at end of year	$10,233	$8,400	$5,513

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

	Estimated useful lives	December 31,
		2007	2006
Furniture, fixtures, and equipment	3 to 12 years	$13,214	$9,030
Leasehold improvements	4 to 15 years	1,523	1,430

		14,737	10,460
Accumulated depreciation		(8,077)	(6,509)

		$6,660	$3,951

Depreciation and amortization expense amounted to $1.6 million, $1.4 million and $1.2 million for December 31, 2007, 2006 and 2005, respectively.

Note G—Deposits

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows (in thousands):

2008	$413,441
2009	620
2010	3

$414,064

Note H—Debt

1. Line of Credit

The Bank maintains $105.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. As of December 31, 2007, December 31, 2006 and December 31, 2005, no funds were outstanding under these lines. The Company had approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $150.0 million. Borrowings under this arrangement have an interest rate that fluctuates. As of December 31, 2007 there was $90.0 million of outstanding borrowings from the Federal Home Loan Bank at a rate of 3.84%. The Company had $100.0 million and $40.0 million of outstanding borrowings at December 31, 2006 and December 31, 2005, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Short term borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Federal Home Loan Bank advances all have maturities of less than one year. The details of these categories are presented below:

	As of or for the year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$3,846	$8,145	$6,908
Average during the year	3,969	4,140	4,168
Maximum month-end balance	6,798	9,702	6,908
Weighted average rate during the year	1.73%	1.50%	1.80%
Rate at December 31	2.07%	1.98%	2.09%

Short-term borrowings and federal funds purchased
Balance at year-end	$90,000	$100,000	$40,000
Average during the year	83,866	38,862	39,356
Maximum month-end balance	230,000	100,000	60,000
Weighted average rate during the year	5.14%	5.26%	3.29%
Rate at December 31	3.84%	5.44%	4.26%

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company has established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts). In each case, the Company owns all the common securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•

The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038 and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each successive distribution date at an annual rate equal to 3-month LIBOR plus 3.25%.

•

The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038 and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%, except for the first interest period ending on March 15, 2008, which will have an annual rate of 8.33%.

Based on current interpretations of the banking regulators, all the foregoing junior subordinated debentures qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. In each case, the debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years. In each case, the Company’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the trusts under the preferred securities.

Note I—Shareholders’ Equity

During 2005, shareholders exercised 469,868 warrants issued in connection with the Company’s offering of Series A Preferred Stock in 2002. The warrant exercise resulted in the issuance of 469,868 shares of common stock. The Company received proceeds of $4.0 million from the warrant exercises. As of December 31, 2007 and 2006 there were no warrants outstanding.

On November 30, 2007, the Company and the Bank completed the acquisition of the Stored Value Solutions division of Marshall Bank First. The Company issued 722,733 shares of the Company’ common stock valued at a price of $16.76.

Note J—Series A Preferred Stock

In 2007, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2007 in the form of quarterly cash dividends which amounted to $68,000.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, the Company paid the 6% annual dividend on its Series A Preferred Stock for 2005 in the form of quarterly cash dividends which amounted to $598,000.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company and the Bank. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $274,000, $231,000 and $223,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $406,500, $364,000, and $325,000 for this plan for the years ended December 31, 2007, 2006, and 2005 respectively. This expense is included in salaries and employee benefits.

Note L—Income Taxes

The components of the income taxes included in the statements of income are as follows:

	For the years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current Tax provision
Federal	$7,841	$6,597	$3,319
State	1,381	1,182	751

	9,222	7,779	4,070
Deferred tax provision	116	552	111

	$9,338	$8,331	$4,181

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 35% for fiscal 2007 and 2006 and 34% for fiscal 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
	(dollars in thousands)
Computed tax expense at statutory rate	$8,284	$7,288	$3,954
State taxes	878	772	477
Change in valuation allowance	—	—	—
Previously unrecognized net operating loss	—	—	—
Other	176	271	(250)

	$9,338	$8,331	$4,181

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	December 31,
	2007	2006	2005
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$2,863	$2,221	$1,135
Deferred compensation	384	241	110
State taxes	84	89	81
Fair value of loans and leases from acquisition	15	147	330
Nonqualified Stock Options	2
Net operating loss carry forwards	251	998	2,422
Unrealized losses on investment securities available for sale	1193	655	735

Total deferred tax assets	$4,792	$4,351	$4,813

Deferred tax liabilities:
Depreciation	451	432	262

Total deferred tax liabilities	451	432	262

Net deferred tax asset included in other assets	$4,341	$3,919	$4,551

As a result of the acquisition of Mears Motor Livery, the Company acquired federal net operating loss carryforwards of approximately $451,000 which expire in 2022. The Company will be subject to a limitation imposed by the Internal Revenue Code on the amount of net operating loss carryforwards it can utilize in any year. The Company estimates this annual limitation to be approximately $211,000. Net operating loss carryforwards not used in any one year may be carried forward to subsequent years, subject to a 20 year limitation following the year in which they were incurred.

The Company has net operating loss carryforwards of approximately $266,000 at December 31, 2007 from its reorganization with the Bank. These net loss carryforwards are subject to an annual limitation of $1.9 million and expire at various times through 2022.

In January 2007, the Company adopted FIN 48. As a result of adoption, current income taxes payable increased by approximately $47,000 which included penalties and interest of approximately $2,000. The Company recognized this as an adjustment to retained earnings in the first quarter of 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Beginning balance, January 1, 2007	$47
Increases in tax provisions for prior years	—
Decreases in tax provisions for prior years	—
Gross Unrecognized tax benefits at December 31, 2007	$47

We file federal and state returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the Company’s stock option plans is presented below.

	Shares	Weighted average exercise price	Weighted- Average Remaining Contracutal Term (years)	Aggregate Intrinsic Value
	(dollars in thousands except per share data)
Outstanding at January 1, 2007	1,588,908	$12.10
Granted	17,000	24.02
Exercised	(96,671)	13.29
Cancelled/forfeited	(5,500)	22.32

Outstanding at December 31, 2007	1,503,737	12.12	5.59	$2,943

Exercisable at December 31, 2007	1,491,237		5.56	$2,943

A summary of the status of the Company’s non-vested shares under the Plans as of December 31, 2007, and changes during the twelve months then ended, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Non-Vested at January 1, 2007	18,000	$4.01
Granted	17,000	6.05
Vested	(17,000)
Forfeited	(5,500)

Non-Vested at December 31, 2007	12,500	$5.41

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 96,671 and 58,972 common shares in connection with stock options exercised for the years ended December 31, 2007 and 2006, respectively. The Company received proceeds for the years ended 2007 and 2006 of $1.3 million and $775,000, respectively.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007, 2006 and 2005 was $6.05, $8.89 and $7.47, respectively. The total intrinsic value of options exercised during 2007 and 2006 was $986,000 and $618,000, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock on the date of exercise less the applicable exercise price.

As of December 31, 2007, there was a total of $75,000 of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1.75 years.

For the years ended December 31, 2007, 2006 and 2005, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	December 31,
	2007	2006	2005
Risk-free interest rate	4.56%	4.57%	4.30%
Expected dividend yield	—	—	—
Expected volatility	29.46%	27.48%	34.17%
Expected lives (years)	5.4	7	8.5

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the year ended December 31, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation in 2005. (in thousands).

Year ended December 31, 2005
Net income, as reported	$7,447
Add Stock-based compensation expense included in reported net income, net of related tax effects	12
Less stock-based compensation costs under Fair value based method for all awards	(3,290)

Pro forma net income	4,169
Less preferred stock dividends and accretion	(598)
Less preferred stock conversion premium	(459)
Income allocated to Series A preferred shareholders	(40)

Net income available to common shareholders	$3,072

Net income per share basic, as reported	$0.49

Net income per share basic, pro forma	$0.24

Net income per share diluted, as reported	$0.48

Net income per share diluted, pro forma	$0.23

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no pro forma effect for the years ended December 31, 2007 and 2006 since stock based compensation was recorded under SFAS 123(R) in 2006.

During the first quarter of 2007, the Company granted 10,000 phantom stock units that vested on December 31, 2007. Each stock unit represents the right to receive one share of common stock of the Company at the time the unit is fully vested. The fair value per unit of the grants was $25.43, which was the fair value per share of the common stock on the date of the grant.

In May 2001, the Company’s shareholders approved an Employee and Non-Employee Director Non-Cash Compensation Plan (2001 Non-Cash Compensation Plan). The 2001 Non-Cash Compensation Plan allows the Company to grant up to 50,000 shares of Series A preferred stock to employees, directors or consultants who provide services to the Company or its subsidiaries. Grants must be approved by the board of directors and based upon terms designated by the board. As of December 31, 2007 and 2006, no shares had been granted under the 2001 Non-Cash Compensation Plan.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Financial Trust (RAIT) commencing in October 2000. The agreement was amended in June 2006. The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the technical support agreement, RAIT paid the Company $78,000 for the year ended December 31, 2007 and $60,000 for each of the years ended December 31, 2006 and 2005. RAIT paid the Company approximately $454,000, $387,000, and $314,000 for rent for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company subleased office space to Cohen & Co and provided technical support and telephone service to Cohen & Co. commencing in July 2002. While the agreements were terminated in June 2006, the agreement continued on a month to month basis through June of 2007. Cohen Bros. paid the Company approximately $37,000, $110,000, and $122,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Cohen Bros. paid $27,000, $83,000, and $101,000 for the years ended December 31, 2007, 2006 and 2005, respectively for technical support and telephone system support services. Also, the Bank paid $-0-, $-0-, and $16,900 to Cohen & Co. for investment securities brokerage services performed for the years ended December 31, 2007, 2006 and 2005, respectively. Daniel G. Cohen, Chairman of the Company and a director and Chairman of the Executive Committee of the Bank, is an officer, director, and principal owner of Cohen & Co.

The Bank maintains deposits for various affiliated companies totaling approximately $115,794,000 and $162,514,000 as of December 31, 2007 and, 2006, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2007, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2007, loans to these related parties amounted to $2,176,000. During the year ended December 31, 2007, the Bank made new loans to related parties of $1,877,000 and received repayments of $23,000.

The Bank participated in two loans in 2008 that were originated by RAIT. The outstanding loans amounted to $43.7 million. The Bank has a senior position on both loans.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank entered into an ATM Agreement with TRM ATM Corporation (TRM ATM) in September 2000. Under this agreement, TRM ATM installs, operates and services automated teller machines at various locations of the Bank’s choosing. The Bank pays TRM a monthly rental fee of $203 for each machine. The Bank retains all fees and charges derived from the transactions conducted at the ATM (except for one ATM situated with one of the Bank’s affinity group customers in which it shares such fees and charges). The Bank currently leases seven machines under this agreement. TRM ATM is a wholly-owned subsidiary of TRM Corporation (TRM). A former director of TRM is the spouse of the Company’s Chief Executive Officer. Fees paid to TRM ATM were $17,000, $19,000, and $17,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company paid rent to the prior owner of Mears Motor Livery, currently a Vice President of the Bank, for space in Florida of $79,000 and $83,000 for the years ended December 31, 2007 and 2006, respectively.

Note O—Commitments and Contingencies

1. Operating leases

The Company leased its operations facility for a term expiring on March 31, 2010, and has leased its executive offices for a term expiring in 2014. The Company also has leases for other offices in Pennsylvania, Maryland, Alabama and Florida that expire through 2010. The Company also leases space in South Dakota for its Payment Solutions division (formerly SVS). Our lease on this space expires on November 30, 2014. These leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,
2008	$1,527
2009	1,459
2010	1,076
2011	942
2012	955
Thereafter	1,615

$7,574

The Company has provided letters of credit as security for its payment of rent and other fees under these leases that totaled $195,300 at December 31, 2007. These letters of credit reduce annually based upon rental payments made.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $970,000, $853,000 and $871,000 net of rental payments from RAIT and Cohen & Co. of approximately $491,000, $495,000 and $436,000, respectively.

The Company paid rent to the prior owner of Mears Motor Livery, currently a Vice President of the Bank, for space in Florida in 2007 totaling $79,000.

2. Legal Proceedings

Various actions and proceedings are currently pending to which the Company or its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in managements opinion, are not expected to have material impact on the Company’s financial position or results of operations.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2007	2006
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$406,999	$362,976
Standby letters of credit	14,776	18,558

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a SFAS 5 reserve is not necessary at December 31, 2007. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2007 and 2006, are outlined below.

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $82.2 million and $137.1 million as of December 31, 2007 and 2006, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available.

Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The net loan portfolio at December 31, 2007 and 2006, has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at December 31, 2007, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	2007		2006
	Carrying Amount	Estimated Value	Carrying Amount	Estimated Value
Investment securities available-for-sale	$122,215	$122,215	$115,946	$115,946
Loans receivable, net	1,286,789	1,281,854	1,064,819	1,054,926
Certificates of Deposit	414,064	413,685	457,969	455,529
Subordinated debt	13,401	13,401	—	—
Securities sold under agreements to repurchase	3,846	3,835	8,144	8,144
FHLB Advances	90,000	90,000	100,000	100,000

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

	Actual		For Capital adequacy purposes		To be well capitalized under prompt corrective Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
AS OF DECEMBER 31, 2007
Total Capital
(to risk-weighted assets)
Company	$139,643	10.95%	$102,030	>=8.00	N/A	N/A
Bank	135,158	10.61%	101,862	8.00	127,328	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	129,411	10.15%	51,015	>=4.00	N/A	N/A
Bank	124,926	9.81%	50,931	4.00	76,397	>=6.00%
Tier I capital
(to average assets)
Company	129,411	9.18%	56,375	>=4.00	N/A	N/A
Bank	124,926	8.86%	56,375	4.00	70,469	>=5.00%

AS OF DECEMBER 31, 2006
Total Capital
(to risk-weighted assets)
Company	$154,628	14.28%	$86,656	>=8.00	N/A	N/A
Bank	143,648	13.22%	86,944	8.00	108,679	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	146,228	13.50%	43,328	>=4.00	N/A	N/A
Bank	135,248	12.44%	43,472	4.00	65,208	>=6.00%
Tier I capital
(to average assets)
Company	146,228	12.28%	47,621	>=4.00	N/A	N/A
Bank	135,248	11.36%	47,621	4.00	59,526	>=5.00%

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note S—Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2007	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$25,543	$26,158	$27,470	$27,366
Net interest income	12,554	12,812	13,753	13,550
Provision for loan and lease losses	750	750	750	3,150
Non-interest income	1,506	1,674	1,161	3,273
Non-interest expense	7,435	7,303	7,701	8,766
Income tax expense	2,293	2,511	2,609	1,925
Net income	3,582	3,923	3,855	2,981
Net income available to common shareholders	3,535	3,874	3,806	2,941
Net income per share—basic	0.26	0.27	0.28	0.21
Net income per share—diluted	0.25	0.27	0.27	0.20

	Three months ended
2006	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$16,558	$18,913	$21,839	$23,658
Net interest income	10,226	10,808	11,285	11,954
Provision for loan and lease losses	600	700	825	850
Non-interest income	1,300	1,433	1,089	1,216
Non-interest expense	6,373	6,493	6,191	6,448
Income tax expense	1,698	1,880	2,074	2,679
Net income available to common shareholders	2,808	3,121	3,238	3,148
Net income per share—basic	0.21	0.23	0.24	0.22
Net income per share—diluted	0.20	0.22	0.23	0.21

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets
Cash and due from banks	$3,465	$10,638
Investment in bank subsidiaries	184,774	137,929
Other assets	1,421	362

Total assets	$189,660	$148,929

Liabilities and stockholders’ equity
Other liabilities	$—	$19
Trust preferred	$13,401	$—
Stockholders’ equity	176,259	148,908

Total liabilities and stockholders’ equity	$189,660	$148,929

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Income Statements

	December 31,
	2007	2006	2005
	(in thousands)
Income
Other income	$144	$144	$144

Total Income	144	144	144
Expense
Interest on subordinated debentures	84	—	138
Prepayment premium on subordinated debit	—	—	1,285
Non-interest expense	475	471	185

Total Expense	559	471	1,608
Equity in undistributed income of subsidiaries	14,726	13,228	8,427

Net income before tax benefit	14,311	12,901	6,963

Income tax (benefit)	(29)	401	(484)

Net Income	14,340	12,500	7,447

Less preferred dividends and accretion	(68)	(75)	(598)
Income allocated to Series A preferred shareholders	(115)	(110)	(72)
Less preferred stock conversion dividend	—	—	(459)

Net income available to common shareholders	$14,157	$12,315	$6,318

Condensed Statements of Cash Flows

	December 31,
	2007	2006	2005
	(in thousands)
Operating Activities
Net income	$14,340	$12,500	$7,447
Increase in other assets	(1,060)	121	(125)
Decrease in other liabilities	389	301	(156)
Equity in undistributed income of subsidiaries	(14,726)	(13,228)	(8,427)

Net cash used in operating activities	(1,057)	(306)	(1,261)

Investing activities
Contribution to subsidiary	(21,000)	—	—

Net cash used in investing activities	(21,000)	—	—

Financing activities
Dividends on series A preferred stock	(68)	(75)	(942)
Repayment of the Company’s subordinated debentures	—	—	(5,250)
Proceeds from the issuance of trust preferred securities	13,401	—	—
Proceeds from the issuance of common stock warrants	—	—	4,070
Proceeds from the exercise of common stock options	1,284	775	265
Excess Tax Benefit from share based payment arrangements	267	279	—

Net cash provided by financing activities	14,884	979	(1,857)

Net increase (decrease) in cash and cash equivalents	(7,173)	673	(3,118)
Cash and cash equivalents, beginning of year	10,638	9,965	13,083

Cash and cash equivalents, end of year	$3,465	$10,638	$9,965

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

In accordance with the SEC’s published guidance, our management determined that it would exclude the operations of SVS (acquired on November 30, 2007) from the scope of its assessment of internal control over financial reporting as of December 31, 2007. As of December 31, 2007, our total reported consolidated assets were $1.57 billion, of which SVS assets accounted for approximately 3.73%. For the year ended December 31, 2007, our consolidated interest and non-interest income was $23.7 million, of which SVS accounted for approximately 0.72%.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated

Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Corporation’s independent registered Public Accounting Firm has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears below in this Item 9A.

(iii) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited The Bancorp, Inc. (a Delaware Corporation) and its subsidiary (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Stored Value Solutions (SVS) which was acquired on November 30, 2007 and constituted approximately 4% of total consolidated assets as of December 31, 2007 and approximately 1% of total consolidated interest and non-interest income for the year then ended. Our audit of internal control over financial reporting of the Company did not include an evaluation of the internal control over financial reporting of the acquired company.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 17, 2008

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2008 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2008 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2008 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2008 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2008 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between the Bancorp, Inc. and the Bancorp Bank(1)

2.2	Acquisition Agreement and Plan of Merger (Mears Motor Livery Corporation)(2)

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen stock certificate(1)

4.2	Investor Rights Agreement (1999)(1)

4.3	Investor Rights Agreement (2002)(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust(1)

10.10	Sublease and Technical Support Agreement with Cohen Bros.(1)

10.11	TRM and The Bancorp ATM Agreement(1)

10.12	Purchase and Assumption Agreement dated July 13, 2007.(7)

21.1	Subsidiaries of Registrant(1)

23.1	Consent of Grant Thornton LLP

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed January 6, 2005, and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 17, 2008	By:	/s/ BETSY Z. COHEN
Betsy Z. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BETSY Z. COHEN BETSY Z. COHEN	Chief Executive Officer and Director (Principal executive officer)	March 17, 2008

/S/ FRANK M. MASTRANGELO FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 17, 2008

/S/ D. GIDEON COHEN D. GIDEON COHEN	Director	March 17, 2008

/S/ WALTER T. BEACH WALTER T. BEACH	Director	March 17, 2008

/S/ MICHAEL J. BRADLEY MICHAEL J. BRADLEY	Director	March 17, 2008

/S/ MATTHEW COHN MATTHEW COHN	Director	March 17, 2008

/S/ LEON A. HUFF LEON A. HUFF	Director	March 17, 2008

/S/ WILLIAM H. LAMB WILLIAM H. LAMB	Director	March 17, 2008

/S/ JAMES J. MCENTEE III JAMES J. MCENTEE III	Director	March 17, 2008

/S/ LINDA SCHAEFFER LINDA SCHAEFFER	Director	March 17, 2008

/S/ STEVEN N. STEIN STEVEN N. STEIN	Director	March 17, 2008

/S/ JOAN SPECTER JOAN SPECTER	Director	March 17, 2008

/S/ MARTIN F. EGAN MARTIN F. EGAN	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 17, 2008