Form 10-Q
period 2008-03-31
Bancorp, Inc.
filed 2008-05-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☒
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008 there were 14,562,196 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$31,612	$21,121
Interest bearing deposits	3,266	20,254
Federal funds sold	45,714	40,783

Total cash and cash equivalents	80,592	82,158

Investment securities, available-for-sale	127,962	122,215
Loans, net of deferred loan costs	1,362,653	1,286,789
Allowance for loan and lease losses	(11,328)	(10,233)

Loans, net	1,351,325	1,276,556

Premises and equipment, net	6,938	6,660
Accrued interest receivable	8,097	9,686
Goodwill	50,189	50,173
Intangible assets, net	11,756	12,006
Other assets	10,595	8,928

Total assets	$1,647,454	$1,568,382

LIABILITIES
Deposits
Demand (non-interest bearing)	$138,001	$242,164
Savings, money market and interest checking	691,610	622,090
Time deposits	396,757	390,684
Time deposits, $100,000 and over	28,402	23,380

Total deposits	1,254,770	1,278,318

Securities sold under agreements to repurchase	2,658	3,846
Short term borrowings	175,000	90,000
Accrued interest payable	5,129	4,865
Subordinated debt	13,401	13,401
Long term borrowings	15,000	—
Other liabilities	1,308	1,693

Total liabilities	1,467,266	1,392,123

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 109,859 and 111,585 shares for March 31,2008 and December 31, 2007, respectively	1	1
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued shares 14,562,196 and 14,560,470 for March 31, 2008 and December 31, 2007 , respectively	14,562	14,560
Additional paid-in capital	138,821	138,808
Retained earnings	27,916	25,106
Accumulated other comprehensive loss	(1,112)	(2,216)

Total shareholders’ equity	180,188	176,259

Total liabilities and shareholders’ equity	$1,647,454	$1,568,382

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	For the year ended March 31,
	2008	2007
	(dollars in thousands, except per share data)
Interest income
Loans, including fees	$23,289	$22,501
Investment securities	1,606	1,676
Federal funds sold	348	1,366

	25,243	25,543

Interest expense
Deposits	11,110	12,092
Securities sold under agreements to repurchase	14	84
Short-term borrowings	972	813
Subordinated debt	249	—
Long term borrowings	2	—

Net interest income	12,347	12,989

	12,896	12,554

Provision for loan and lease losses	1,350	750

Net interest income after provision for loan and lease losses	11,546	11,804

Non-interest income
Service fees on deposit accounts	149	228
Merchant credit card deposit fees	270	267
Stored Value Processing	2,531	—
Loss on sales of investment securities	—	(2)
Leasing income	216	569
ACH processing fees	58	113
Other	252	331

Total non-interest income	3,476	1,506

Non-interest expense
Salaries and employee benefits	4,951	3,648
Occupancy expense	1,075	726
Data processing expense	976	682
Advertising	187	166
Professional fees	520	601
Amortization of Intangible	250	—
Other	2,403	1,612

Total non-interest expense	10,362	7,435

Net income before income tax	4,660	5,875
Income tax	1,833	2,293

Net income	2,827	3,582

Less preferred stock dividends and accretion	(17)	(18)
Income allocated to Series A preferred shareholders	(21)	(29)

Net income available to common shareholders	$2,789	$3,535

Net income per share - basic	$0.19	$0.26

Net income per share - diluted	$0.19	$0.25

Weighted average number of common shares
Basic	14,561,640	13,753,476

Diluted	14,669,003	14,417,329

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2007

( Dollars and share information in thousands)

(unaudited)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2007	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259

Net Income				2,827		2,827	2,827
Preferred Shares converted to Common Shares	2		(2)				—
Cash dividends on Series A preferred stock				(17)			(17)
Stock-based compensation			15				15
Other comprehensive gain, net of reclassification adjustments and tax	—	—	—	—	1,104	1,104	1,104

Balance at March 31, 2008	$14,562	$1	$138,821	$27,916	$(1,112)	$3,931	$180,188

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2008	2007
Operating activities
Net income	$2,827	$3,582
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	804	528
Provision for loan and lease losses	1,350	750
Net amortization of investment securities discounts/premiums	(4)	(4)
Net loss (gain) on sales of investment securities	—	2
Net gain on sales of fixed assets	(1)	—
Stock-based compensation expense	15	29
Mortgage loans originated for sale	(3,615)	—
Sale of mortgage loans originated for resale	3,605	—
Loss on sale of mortgage loans originated for resale	(10)	—
Decrease in accrued interest receivable	1,589	823
Increase in interest payable	264	44
Increase in other assets	(1,683)	(300)
(Decrease) Increase in other liabilities	(979)	37

Net cash provided by operating activities	4,162	5,491

Investing activities
Purchase of investment securities	(5,398)	(2,000)
Proceeds from sales of investment securities	1,353	3,335
Purchase of loans	—	(624)
Net increase in loans	(76,087)	(37,222)
Purchases of premises and equipment	(843)	(364)

Net cash used in investing activities	(80,975)	(36,875)

Financing activities
Net (decrease) increase in deposits	(23,548)	158,780
Net (decrease) increase in securities sold under agreements to repurchase	(1,188)	(4,029)
Proceeds (Payment) from Federal Home Loan Bank advances	85,000	(100,000)
Dividends on Series A preferred stock	(17)	(18)
Net proceeds from the exercise of options	—	658
Excess tax benefit from share based payment arrangements	—	155
Issuance of long term borrowings	15,000	—

Net cash provided by financing activities	75,247	55,546

Net increase in cash and cash equivalents	(1,566)	24,162
Cash and cash equivalents, beginning of year	82,158	137,121

Cash and cash equivalents, end of year	$80,592	$161,283

Supplemental disclosure:
Interest paid	$12,168	$12,945

Taxes paid	$1,620	$2,026

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

Note 2. Stock-based Compensation

The Company accounts for its stock options and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, would be treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award would generally be measured at fair value at the grant date. The impact of this standard is reflected in the net earnings and related per share amounts for the quarters ended March 31, 2008 and 2007. At March 31, 2008, the Company has two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option, phantom stock unit, and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option, phantom award, or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. During the first quarter of 2008, the Company granted 60,000 stock appreciation rights that vest in March, 2012. The fair value of the grant based on the Black-Sholes pricing model, based on the inputs shown blow, was $4.90. The Company issued 140,000 performance based shares at a fair value of $11.41, which was the market price on the day of grant, were issued during the first quarter of 2008. Compensation expense of $1.6 million is expected to be realized across three years should our performance base be met. The weighted-average assumptions used in the Black-Sholes valuation model for the stock-based compensation are shown below.

	For the three months ended March 31,
	2008	2007
Risk-free interest rate	2.65%	4.46%
Expected term	5.5 years	5.5 Years
Dividend	0.00%	0.00%
Expected volatility	42.79%	29.94%

As of March 31, 2008 there was $354,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over an average of 2.2 years. Cash received from option exercises for the periods ending March 31, 2008 and 2007 was -$0- and $658,000 respectively. Included in net income for the three months ended March 31, 2008 and 2007 was compensation expense of $15,000 and $29,000 respectively. The following tables are a summary of activity in the plans as of March 31, 2008 and changes during the period then ended:

Options:

	Shares	Weighted- average exercise Price	Average remaining contractual term	Aggregate intrinsic value
Outstanding at beginning of the year	1,503,737	12.12
Granted	—	—
Exercised	—	—
Forfeited	—

Outstanding at end of period	1,503,737	12.12	5.34	$1,556,703

Options exercisable at end of period	1,491,737	12.02	5.31	$1,556,703

Stock appreciation rights:

	Shares	Weighted- average exercise price	Average remaining contractual term
Outstanding at beginning of the year	—	—
Granted	60,000	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	60,000	—	3.93

Note 3. Earnings Per Share

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are phantom stock units, stock appreciation rights, and options to purchase its common stock.

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$2,789	14,561,640	$0.19
Effect of dilutive securities
Stock appreciation rights		17,790	—
Phantom stock units		—	—
Options	—	89,573	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$2,789	14,669,003	$0.19

Stock options for 499,375 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at March 31, 2008 but were not included in the weighted-average shares because the exercise price was greater than the market price.

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

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,971	$1,302	$—	$61,273
Mortgage-backed securities	16,507	204	(549)	16,162
Other securities	53,195	510	(3,178)	50,527

	$129,673	$2,016	$(3,727)	$127,962

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,967	$352	$—	$60,319
Mortgage-backed securities	$13,982	$44	$(673)	$13,353
Other securities	51,674	562	(3,693)	48,543

	$125,623	$958	$(4,366)	$122,215

The amortized cost and fair value of the Company’s investment securities available-for-sale at March 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due before one year	$—	$—
Due after one year through five years	60,793	62,014
Due after five years through ten years	1,685	1,710
Due after ten years	59,991	57,034
Federal Home Loan and Atlantic
Central Bankers Bank stock	7,204	7,204

	$129,673	$127,962

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	March 31, 2008 amount	December 31, 2007 amount
Commercial	$324,824	$325,166
Commercial mortgage	419,764	369,124
Construction	348,133	307,614

Total commercial loans	1,092,721	1,001,904
Direct financing leases, net	87,772	89,519
Residential mortgage	48,764	50,193
Consumer loans and others	132,671	144,882

	1,361,928	1,286,498
Deferred loan fees	725	291

Total loans, net of deferred loan costs	$1,362,653	$1,286,789

Note 6. Transaction with affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Investment Trust (RAIT) commencing in October 2000. The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and Chief Executive Office of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, which commenced in January 2001, the Company also provides technical support for RAIT for a fee of $6,500 a month. RAIT paid the Bank $19,500 for such services for the three months ended March 31, 2008 and 2007. RAIT paid the Company approximately $94,600 for rent for the first three months of 2008 and $124,000 for the first three months of 2007.

The Company also has a sublease for office space in Philadelphia, Pennsylvania with Cohen Bros. & Company d/b/a Cohen & Company (Cohen & Company) commencing in July 2002. While the agreements were terminated in June 2006, the agreement continued on a month to month basis through June of 2007. Cohen & Company paid $18,604 in rent for the three months ended March 31, 2007. Telephone support fees paid for the period ended March 31, 2007 were $13,308.00. The Chairman of the Company is the principal of Cohen Bros. Financial LLC which owns 100% of Cohen & Company.

The Company maintains deposits for various companies affiliated with its directors and executive officers totaling approximately $53,903,000 and $115,794,000 as of March 31, 2008 and December 31, 2007, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2008, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectibility. At March 31, 2008 loans to these related parties amounted to $3,529,000.

The Bank participated in two loans in 2008 that were originated by RAIT. The outstanding loans amounted to $43.7 million. The Bank has a senior position on both loans.

Note 7. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. The effective date of the application of SFAS 157 is for fiscal years beginning after November 15, 2008. Fair value measurements are established according to a three level hierarchy, using the highest level possible (Level 1) if such inputs are available. Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Fair value for certain of our Level 3 financial instruments is derived using internal valuation methods, including discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument and other market data for securities that do not actively trade. Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

		Fair value measurements at reporting date using
Description	March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$127,962	$—	$80,553	$47,409

	$127,962	$—	$80,553	$47,409

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for - sale securities
Beginning balance	$45,392
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(8)
Included in other comprehensive income	492
Purchases, issuances, and settlements	1,533
Transfers in and/or out of level 3	—

Ending balance	$47,409

Total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	492

$492

Assets measures at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended March 31, 2008 are summarized below:

		Fair value measurements at reporting date using
Description	March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$7,472	$—	$854	$6,618

	$7,472	$—	$854	$6,618

Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, of $7.5 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 8. Acquisitions

On November 30, 2007, the Company and the Bank completed the acquisition of the Stored Value Solutions division of Marshall BankFirst. The Company recorded the transaction under the purchase method of accounting. The total purchase price of the acquisition was $62.5 million which included $2.0 million in transaction costs. The total shares of common stock issued were 722,733 shares at a price of $16.76 per share, or $12.1 million.

Note 9. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2007 and no events have occurred subsequent to this evaluation to require additional testing. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million. Goodwill resulting from the acquisition of the Stored Value Solutions division of Marshall BankFirst was $46.2 million. Amortization is provided using the straight-line method over the estimated useful life of the customer list intangible, which management estimates at 12 years. The company amortized $250,000 for our customer list intangible for the period ending March 31, 2008. The Company is in the process of evaluating and finalizing the identifiable assets and purchase accounting adjustments; accordingly, the allocation of the purchase price is subject to adjustment.

Note 10. Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 11. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” The purpose of this statement is to improve the greater consistency, relevance, and comparability of the information provided in financial reports about business combinations and its effects. To accomplish that, the statement establishes principles and requirements for the acquirer on recognition and measurement of identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiring company; establishes the acquisition-date fair value as the measurement objective for all assets acquired; and requires disclosure of the basis of information needed to understand the financial effect of the business combination.

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 31, 2008. An entity may not elect to apply the statement prior to this date. Any future impact will only be for acquisitions of other companies completed after the date of these financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We adopted the provisions of SFAS No. 157 on January 1, 2008. Details related to the adoption of SFAS No. 157 and the impact on our financial statements are more fully discussed in Note 7 – Fair Value Measurements.

In February 2008, FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfer of Financial Assets and Repurchase Financing Transactions,” (FSP FAS 140-3). The purpose of FSP FAS 140-3 is to address whether transactions where assets are purchased from a buyer and financed through a repurchase agreement with the same buyer can be considered and accounted for as separate transactions, or are required to be “linked” transactions and may be considered derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133). FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements to be considered linked transactions unless all of the following conditions apply: initial transfer and the repurchase financing can not be contractually contingent on one another, the repurchase financing provides the initial transferor with recourse to the initial transferee upon default, the financial asset is readily obtainable in the market, and the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its reporting.

In March 2008, FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is assessing the potential disclosure effects on its financial statements but does not expect the provisions of SFAS No. 161 to have a material impact on our financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses that would adversely impact our earnings.

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

Results of Operations

Net Income: Net income for the first quarter of 2008 was $2.8 million, compared to net income of $3.6 million for the first quarter of 2007. Diluted earnings per share were $0.19 in the first quarter of 2007 as compared to $0.25 for the first quarter of 2007. Return on average assets was .71% and return on average equity was 6.37% for the first quarter of 2008, as compared to 1.08% and 9.54%, respectively for the first quarter of 2007.

Net Interest Income: Our interest income for the first quarter of 2008 decreased to $25.2 million from $25.5 million in the first quarter of 2007, while our net interest income increased to $12.9 million from $12.6 million. Our average loans increased to $1.330 billion for the first quarter of 2008 from $1.072 billion for the first quarter of 2007. The primary reason for the decreases in our interest income was the reductions in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the first quarter of 2008. The reduction in interest income was offset by the organic growth of our loan portfolio.

Our net interest margin for the first quarter 2008 decreased to 3.45% from 3.87% for the first quarter of 2007, a decrease of 42 basis points (.42%). The margin decline was due to the rate reductions by the FRB, as a significant portion of our loans are tied to prime and reprice at each rate reduction, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the FRB.

For the first quarter of 2008, the average yield on our interest-earning assets decreased to 6.75% from 7.88% for the first quarter of 2007, a decrease of 113 basis points (1.13%). Cost of interest-bearing deposits decreased to 3.93% for the first quarter of 2008 from 4.73% for the first quarter of 2007, a decrease of 80 basis points (.80%). Average interest-bearing deposits increased to $1.130 billion from $1.022 billion, an increase of $108.7 million or 10.6%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,330,566	$23,289	7.00%	$1,072,293	$22,501	8.39%
Investment securities	122,161	1606	5.26%	115,313	1,676	5.81%
Interest bearing deposits	13,907	109	3.14%	1,668	—	0.00%
Federal funds sold	28,708	239	3.33%	108,008	1,366	5.06%

Net interest-earning assets	1,495,342	25,243	6.75%	1,297,282	25,543	7.88%

Allowance for loan and lease losses	(10,928)			(8,746)
Other assets	110,747			35,393

	$1,595,161			$1,323,929

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$148,721			$71,945
Interest bearing deposits
Interest checking	135,172	$904	2.68%	81,462	$567	2.78%
Savings and money market	602,674	5,084	3.37%	455,329	4,937	4.37%
Time	392,594	5,122	5.22%	484,983	6,588	5.40%

Total interest bearing deposits	1,130,440	11,110	3.93%	1,021,774	12,092	4.73%

Short term borrowings	119,176	972	3.26%	65,442	882	5.39%
Repurchase agreements	2,742	14	2.04%	3,414	15	1.76%
Subordinated debt	13,004	249	7.66%	—	—
Long term borrowings	165	2	4.85%	—	—

Net interest bearing liabilities	1,265,527	12,347	3.90%	1,090,630	12,989	4.76%

Other liabilities	3,515			11,304

Total liabilities	1,417,763			1,173,879

Shareholders’ equity	177,398			150,120

	$1,595,161			$1,323,999

Net yield on average interest earning assets		$12,896	3.45%		$12,554	3.87%

In the first quarter of 2008, average interest-earning assets increased to $1.495 billion, an increase of $198.1 million, or 15.3%, from the first quarter of 2007.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.4 million for the first quarter of 2008 compared to $750,000 for the first quarter of 2007. For more information about our provisions and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses” below.

Non-Interest Income. Non-interest income was $3.5 million for the first quarter of 2008 as compared to $1.5 million for the first quarter of 2007, an increase of $2.0 million or 130.8%. The principal reason for the increase in non-interest income is a result of $2.5 million of earnings for prepaid card fees as the result of our acquisition of the Stored Value Solutions (SVS) division of Marshall BankFirst on November 30, 2007. Leasing income decreased to $216,000 from $569,000, a decrease of $353,000 or 62.0%. The income in the first quarter of 2007 was impacted by gains from a large leasing relationship that ended in 2007. ACH processing fees decreased to $58,000 during the first quarter of 2008 from $113,000 during the first quarter of 2007, a decrease of $55,000 or 48.7%. The decrease in ACH processing fees is a result of an evaluation of risk performed on the portfolio resulting in some discontinued business relationships.

Non-Interest Expense. Total non-interest expense was $10.4 million for the first quarter of 2008, as compared to $7.4 million for first quarter of 2007, an increase of $2.9 million or 39.4%. Salaries and employee benefits amounted to $5.0 million for the first quarter of 2008 as compared to $3.6 million for the first quarter of 2007, an increase of $1.3 million or 35.7%. Our increase in salaries reflects our increased staff as a result the addition of SVS. Occupancy expense increased to $1.1 million from $726,000 for the first quarter of 2008, an increase of $349,000 or 48.1%. The increase is a result of two new office space leases for approximately $124,000 as a result of our acquisition of SVS and an increase in depreciation as a result of $2.5 million in fixed assets obtained as part of that acquisition. Data processing expense increased $294,000 from $682,000 during the first quarter of 2007 to $976,000 during the first quarter of 2008. This increase is a result of growth in our account base, in particular health savings accounts in our affinity group programs. Other expense increased $791,000 to $2.4 million during the first quarter of 2008 from $1.6 million during the first quarter of 2007, or 49.1%. This is a result of increases in telephone expense, cost of loans, and FDIC insurance expense. FDIC insurance increased 591.8% or $147,200, from $24,900 as a result of increased deposit insurance assessments. Our loan-related expenses increased from $51,700 to $199,500 from March 31, 2007 as compared to March 31, 2008. The increase in loan related expenses is primarily due to the increase in costs associated with managing our loan portfolio. Telephone expense increased approximately 22.2%, from approximately $180,700 at March 31, 2007 to $220,800 at March 31, 2008, as a result of the increase in our stored value and health savings portfolios.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in Federal Home Loan Bank advances and Federal Funds purchased. As of March 31, 2008, we had $177.7 million of outstanding short-term borrowings which consisted of $150.0 million of outstanding Federal Home Loan Bank advances, $25.0 million of outstanding Federal Funds purchased, and $2.7 million in repurchase agreements. The increase in advances and Federal Funds purchased is the result of the lower cost of these funds as compared to the brokered deposit market.

Funding was directed primarily at cash outflows required for loans, which were $76.1 million in the first three months of 2008. At March 31, 2008, we had outstanding commitments to fund loans, including unused lines of credit, of $422.6 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation; or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At March 31, 2008 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total Capital to risk-weighted assets ratio
AS OF MARCH 31, 2008:
The Company	8.48%	9.40%	11.27%
The Bancorp Bank	8.69%	9.46%	10.26%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2007:
The Company	9.18%	10.15%	10.95%
The Bancorp Bank	8.86%	9.81%	10.61%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2008. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$782,192	$111,173	$247,195	$141,639	$80,454
Investments, available for sale	7,204	—	62,014	1,710	57,034
Interest bearing deposits	3,266	—	—	—	—
Federal funds sold	45,714	—	—	—	—

Total interest earning assets	838,376	111,173	309,209	143,349	137,488

Interest bearing liabilities:
Interest checking	69,001		69,000	—	—
Savings and money market	172,903		518,707	—	—
Time deposits	220,806	203,717	636	—	—
Securities sold under agreements to repurchase	2,658	—	—	—	—
Federal Home Loan Bank advances	175,000	—	—	—	—
Long term borrowings	15,000	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	658,769	203,717	588,343	—	—

Gap	$179,607	$(92,544)	$(279,134)	$133,349	$137,488

Cumulative gap	$179,607	$87,063	$(192,071)	$(58,722)	$78,766

Gap to assets ratio	11%	-6%	-17%	8%	9%
Cumulative gap to assets ratio	11%	5%	-12%	-4%	5%

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

Financial Condition

General. Our total assets at March 31, 2008 were $1.65 billion, of which our total loans were $1.36 billion. At December 31, 2007 our total assets were $1.57 billion, of which our total loans were $1.29 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $90.8 million, or 9.1%, from year-end 2007 to $1.0 billion million at March 31, 2008.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $128.0 million on March 31, 2008, an increase of $5.7 million or 4.7% from year-end 2007. Investments increased primarily due to a purchase of a $3.2 million investment during the first quarter 2008.

Loan Portfolio. Total loans increased to $1.36 billion at March 31, 2008 from $1.29 billion at December 31, 2007, an increase of $75.9 million or 5.9%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	March 31, 2008 Amount	December 31, 2007 Amount
	(unaudited)
Commercial	$324,824	$325,166
Commercial mortgage	419,764	369,124
Construction	348,133	307,614

Total commercial loans	1,092,721	1,001,904
Direct financing leases, net	87,772	89,519
Residential mortgage	48,764	50,193
Consumer loans and others	132,671	144,882

	1,361,928	1,286,498
Deferred loan fees	725	291

Total loans, net of deferred loan costs	$1,362,653	$1,286,789

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies,” and SFAS No. 114, as amended, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves inherent in the portfolio. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

	Three months ended March 31,		For the year ended December 31,
	2008	2007	2007
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$10,233	$8,400	$8,400

Loans charged-off:
Consumer	9	1	8
Lease financing	28	—	35
Construction	—		1,084
Commercial	31	300	2,545
Residential Mortgage	192	—	—

Total	260	301	3,672

Recoveries:
Consumer	—	—	14
Lease financing	5	8	8
Construction	—	—	10
Consumer	—	—	73

Total	5	8	105

Net charge-offs (recoveries)	255	293	3,567
Provision charged to operations	1,350	750	5,400

Balance in allowance for loan and lease losses at end of period	$11,328	$8,857	$10,233

Net charge-offs/average loans	0.02%	0.03%	0.30%

Net Charge-offs. Net charge-offs of $255,000 for the three months ended March 31, 2008 represent a $38,000 decrease over net charge-offs for the same period in 2007. Specifically, this number is comprised of charge-offs of $260,000 offset by recoveries of $5,000. The charge-offs for the three months is associated with the interest previously accrued on the loans that have been placed in non-accrual status during the quarter.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide reductions or deferrals of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $8.5 million of non-accrual or renegotiated loans at March 31, 2008 compared to $1.2 million of non-accrual loans at December 31, 2007. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $985,000 and $279,000 at March 31, 2008 and 2007 respectively. The increase in total non-performing assets at March 31, 2008 as compared to March 31, 2007 was due primarily to four residential loans being placed on non-accrual. Total non-performing assets amounted to $9.5 million at March 31, 2008 as compared to $9.8 million at December 31, 2007.

	March 31, 2008	December 31, 2007	March 31, 2007
	(in thousands)
Non-performing loans:
Non-accrual loans	$8,488	$1,169	$—
Loans past due 90 days or more and still accruing	985	8,673	279

Total non-performing loans	9,473	9,842	279
Other real estate owned	—	—	—

Total non-performing assets	$9,473	$9,842	$279

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At March 31, 2008, we had total deposits of $1.255 billion as compared to $1.278 billion at December 31, 2007, a decrease of $23.5 million or 1.84%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the Three months ended March 31, 2008		December 31, 2007
	Average balance	Average Rate	Average balance	Average Rate
	(unaudited)
Demand (non-interest bearing)	$148,721	—	$88,889	—
Interest checking	135,172	2.68%	93,491	3.04%
Savings and money market	602,674	3.37%	520,365	4.49%
Time	392,594	5.22%	424,448	5.45%

Total deposits	$1,279,161	3.47%	$1,127,193	4.37%

Borrowings

At March 31, 2008 we had $150.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $2.7 million in securities sold under agreements to repurchase and $25.0 million in Federal Funds purchased which also mature on a daily basis. At March 31, 2008, we had borrowed $15 million on our bank stock loan credit facility. We used the increased advances from the Federal Home Loan Bank and bank stock loan credit facility to fund growth in our loan portfolio.

Shareholders’ equity

At March 31, 2008 we had $180.2 million in shareholders’ equity. During the quarter, we issued 1,726 common shares as a result of a Series A preferred stock conversion. Cash dividends paid on Series A preferred stock were $17,000 for the three months ended March 31, 2008. Accumulated other comprehensive loss decreased $1.1 million due to increased valuations in our investment portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2007 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended March 31, 2008.

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

THE BANCORP INC.
(Registrant)

May 9, 2008	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 9, 2008	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Purchase and Assumption Agreement dated July 13, 2007 (2)

10.2	Transaction Services Agreement dated July 13, 2007 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

(3)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2007.