Form 10-Q
period 2008-06-30
Bancorp, Inc.
filed 2008-08-11
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 5, 2008 there were 14,563,919 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$30,758	$21,121
Interest bearing deposits	2,558	20,254
Federal funds sold	18,047	40,783

Total cash and cash equivalents	51,363	82,158

Investment securities, available-for-sale	118,897	122,215
Loans, net of deferred loan costs	1,427,578	1,286,789
Allowance for loan and lease losses	(14,245)	(10,233)

Loans, net	1,413,333	1,276,556

Premises and equipment, net	6,497	6,660
Accrued interest receivable	8,051	9,686
Goodwill	50,127	50,173
Intangible assets, net	11,506	12,006
Other assets	17,632	8,928

Total assets	$1,677,406	$1,568,382

LIABILITIES
Deposits
Demand (non-interest bearing)	$149,540	$242,164
Savings, money market and interest checking	637,245	622,090
Time deposits	499,659	390,684
Time deposits, $100,000 and over	27,923	23,380

Total deposits	1,314,367	1,278,318

Securities sold under agreements to repurchase	2,005	3,846
Short term borrowings	150,000	90,000
Long term borrowings	20,000	—
Subordinated debenture	13,401	13,401
Accrued interest payable	4,765	4,865
Other liabilities	205	1,693

Total liabilities	1,504,743	1,392,123

SHAREHOLDERS’ EQUITY
Preferred stock-authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 108,136 and 111,585 shares for June 30, 2008 and December 31, 2007, respectively	1	1
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued and outstanding shares 14,563,919 and 14,560,470 for June 30, 2008 and December 31, 2007, respectively	14,563	14,560
Additional paid-in capital	138,848	138,808
Retained earnings	23,628	25,106
Accumulated other comprehensive loss	(4,377)	(2,216)

Total shareholders’ equity	172,663	176,259

Total liabilities and shareholders’ equity	$1,677,406	$1,568,382

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans, including fees	$21,942	$23,610	$45,231	$46,111
Investment securities	1,432	1,601	3,038	3,277
Federal funds sold	134	947	482	2,313

	23,508	26,158	48,751	51,701

Interest expense
Deposits	9,260	12,954	20,370	25,046
Securities sold under agreements to repurchase	12	31	26	115
Short-term borrowings	917	361	1,889	1,174
Long term borrowings	162	—	164	—
Subordinated debt	236	—	485	—

	10,587	13,346	22,934	26,335
Net interest income	12,921	12,812	25,817	25,366

Provision for loan and lease losses	3,350	750	4,700	1,500

Net interest income after provision for loan and lease losses	9,571	12,062	21,117	23,866

Non-interest income (loss)
Service fees on deposit accounts	388	237	537	465
Merchant credit card deposit fees	285	239	555	506
Stored value processing	1,956	—	4,487	—
Other than temporary impairment on securities available for sale	(8,275)	—	(8,275)	—
Net loss on sale of security available for sale	—	—	—	(2)
Leasing income	74	931	290	1,500
ACH processing fees	62	70	120	183
Other	259	198	511	529

Total non-interest income (loss)	(5,251)	1,675	(1,775)	3,181
Non-interest expense
Salaries and employee benefits	5,165	3,301	10,116	6,949
Occupancy	1,176	730	2,251	1,456
Data processing	1,070	678	2,046	1,360
Advertising	191	183	378	349
Professional fees	803	562	1,323	1,163
Amortization of intangibles	250	—	500	—
Other	2,555	1,849	4,958	3,461

Total non-interest expense	11,210	7,303	21,572	14,738

Net income(loss) before income tax	(6,890)	6,434	(2,230)	12,309
Income tax(benefit)	(2,619)	2,511	(785)	4,804
Net income (loss)	(4,271)	3,923	(1,445)	7,505

Less preferred stock dividends and accretion	(16)	(17)	(33)	(35)
(Loss) Income allocated to Series A preferred shareholders	31	(32)	10	(61)

Net income available to common shareholders	(4,256)	3,874	(1,468)	7,409

Net income (loss) per share—basic	$(0.29)	$0.28	$(0.10)	$0.54

Net income (loss) per share—diluted	$(0.29)	$0.27	$(0.10)	$0.51

Weighted average number of common shares
Basic	14,563,218	13,793,621	14,562,434	13,773,771
Diluted	14,563,218	14,393,184	14,562,434	14,396,481

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2008

( Dollars and share information in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2007	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259

Net Loss				(1,445)		(1,445)	(1,445)
Preferred Shares converted to Common Shares	3		(3)				—
Cash dividends on Series A preferred stock				(33)			(33)
Stock-based compensation			43				43
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(2,161)	(2,161)	(2,161)

Balance at June 30, 2008	$14,563	$1	$138,848	$23,628	$(4,377)	$(3,606)	$172,663

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the six months ended June 30,
	2008	2007
Operating activities
Net (Loss)/Income	$(1,445)	$7,505
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,698	1,171
Other than temporary impairment on securities available for sale	8,275	—
Provision for loan and lease losses	4,700	1,500
Amortization of investment securities discounts/premiums	172	(8)
Loss (gain) on sales of investment security	—	2
Stock-based compensation expense	43	157
Mortgage loans originated for sale	(4,835)	—
Sale of mortgage loans originated for resale	4,851	—
Gain on sale of mortgage loans originated for resale	(16)	—
Decrease in accrued interest receivable	1,360	59
Decrease in interest payable	(100)	(1,360)
Increase in other assets	(8,658)	(2,655)
Increase (decrease) in other liabilities	(324)	409

Net cash provided by operating activities	5,721	6,780

Investing activities
Purchase of investment securities	(12,339)	(2,828)
Proceeds from maturities of and repayments on investment securities	4,160	1,582
Purchase of loans	—	(1,495)
Increase in loans	(141,450)	(115,590)
Gain on sales of fixed assets	(9)	—
Purchases of premises and equipment	(1,053)	(654)

Net cash used in investing activities	(150,691)	(118,985)

Financing activities
Net increase in deposits	36,049	81,832
Net decrease in securities sold under agreements to repurchase	(1,841)	(5,322)
Proceeds from short term borrowings	60,000	50,000
Dividends on Series A preferred stock	(33)	(35)
Proceeds from the exercise of options	—	1,028
Excess tax benefit from share based payment arrangements	—	228
Proceeds from long term borrowings	20,000	—

Net cash provided by financing activities	114,175	127,731

Net (decrease) increase in cash and cash equivalents	(30,795)	15,526

Cash and cash equivalents, beginning of year	82,158	137,121

Cash and cash equivalents, end of year	$51,363	$152,647

Supplemental disclosure:
Interest paid	$23,118	$32,052

Taxes paid	$4,407	$7,292

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.

Note 2. Stock-based Compensation

The Company accounts for its stock options and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of SFAS 123(R) is reflected in the net earnings and related per share amounts for the quarters ended June 30, 2008 and 2007. At June 30, 2008, the Company has two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option and phantom stock unit grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or phantom award is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The Company did not grant any stock options in 2008 and granted 5,000 stock options in the YTD of 2007. The weighted-average assumptions used in the Black-Sholes valuation model for the stock options are shown below.

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Risk-free interest rate	2.65%	4.56%
Expected term	5.5 years	5.35 Years
Dividend	0.00%	0.00%
Expected volatility	42.79%	29.92%

As of June 30, 2008 there was $325,643 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 2.08 years. Cash received from option exercises for the periods ending June 30, 2008 and 2007 was $0 and $1.03 million respectively. Included in net income for the six months ended June 30, 2008 and 2007 was compensation expense of $43,183 and $157,000, respectively. Included in net income for the three months ending June 30, 2008 was compensation expense of $28,026 and $128,000, respectively. The following tables are a summary of activity in the plans as of June 30, 2008 and changes during the period then ended:

	For the six months ended June 30, 2008
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,503,737	$12.12	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	1,503,737	$12.12	5.09	$—

Options exercisable at end of period	1,491,737	$12.02	5.06	$—

Stock appreciation rights:

	Shares	Weighted- Average Price	Average Remaining Contractual Term
Outstanding at beginning of the year	—	—
Granted	60,000	—
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	60,000		3.75

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

The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the three months ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amount)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$(4,256)	14,563,218	$(0.29)
Effect of dilutive securities
Stock appreciation rights	—	—	—
Phantom stock units	—	—	—
Options	—	—	—

Diluted earnings per share
Net income(loss) available to common stockholders plus assumed conversions	$(4,256)	14,563,218	$(0.29)

Stock options for 1,103,487 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $11.41 and $25.43 per share, were outstanding at June 30, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the six months ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amount)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$(1,468)	14,562,434	$(0.10)
Effect of dilutive securities
Stock appreciation rights	—	—	—
Phantom stock units	—	—	—
Options	—	—	—

Diluted earnings per share
Net income (loss) available to common stockholders plus assumed conversions	$(1,468)	14,562,434	$(0.10)

Stock options for 499,375 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $11.41 and $25.43 per share, were outstanding at June 30, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the three months ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amount)
Basic earnings (loss) per share
Net income available to common shareholders	$3,874	13,793,621	$0.28
Effect of dilutive securities
Phantom stock units	—	7,912	—
Options	—	591,651	(0.01)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$3,874	14,393,184	$0.27

	For the six months ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amount)
Basic earnings (loss) per share
Net income available to common shareholders	$7,409	13,773,771	$0.54
Effect of dilutive securities
Phantom stock units	—	3,025	—
Options	—	619,685	(0.03)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$7,409	14,396,481	$0.51

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,975	$677	$—	$60,652
Mortgage-backed securities	20,524	25	(654)	19,895
Other securities	45,132	3,593	(10,375)	38,350

	$125,631	$4,295	$(11,029)	$118,897

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$59,967	$352	$—	$60,319
Mortgage-backed securities	13,982	44	(673)	13,353
Other securities	51,674	562	(3,693)	48,543

	$125,623	$958	$(4,366)	$122,215

On a quarterly basis the Company reviews the investment portfolio for other than temporary impairment. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security. Based on several factors including sharp declines in the market valuations coupled with uncertainty about market conditions, management determined that two structured finance securities had become other than temporarily impaired under GAAP. The Company recorded an $8.3 million other than temporary impairment on the two securities. The impairment charge is included in current period earnings.

The amortized cost and fair value of the Company’s investment securities available-for-sale at June 30, 2008, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay debt securities with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due before one year	$40,000	$40,228
Due after one year through five years	19,975	20,425
Due after five years through ten years	2,364	2,270
Due after ten years	56,167	48,849
Federal Home Loan and Atlantic Central Bankers Bank stock	7,125	7,125

	$125,631	$118,897

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	June 30, 2008	December 31, 2007
Commercial	$341,304	$325,166
Commercial mortgage	461,170	369,124
Construction	332,088	307,614

Total commercial loans	1,134,562	1,001,904
Direct financing leases, net	90,201	89,519
Residential mortgage	52,389	50,193
Consumer loans and others	149,186	144,882

	1,426,338	1,286,498

Deferred loan fees	1,240	291

Total loans, net of deferred loan costs	$1,427,578	$1,286,789

Supplemental loan data:
Construction 1-4 family	$174,196	$167,485
Construction commercial, acquisition and development	157,892	140,129

	$332,088	$307,614

Note 6. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania, and provides technical support to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (Bank), and Chief Executive Offices of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, the Company provides technical support for RAIT for a current fee of $6,500 a month. RAIT was charged $113,000 and $238,000 for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

The Company subleased office space in Philadelphia, Pennsylvania to Cohen Bros. & Company d/b/a Cohen & Company (Cohen & Company) commencing in July 2002. The agreement was terminated in June 2006 but continued on a month to month basis through June 2007. Cohen & Company paid rent of $0 per month for 2008 and $6,201 per month for 2007. Cohen & Company paid $0 and $39,000 in rent for the six months ended June 30, 2008 and 2007. Cohen & Company paid $0 and $19,000 in rent for the three months ended June 30, 2008 and 2007, respectively. The Chairman of the Company is the principal of Cohen Bros. Financial, LLC which owns a majority of Cohen & Company.

Cohen & Company paid the Company fees of $4,436 per month for technical support and telephone system support services. The agreement was terminated in June 2006 but Cohen & Company continued to pay fees for telephone system support services through June 2007. Telephone support fees paid for the period ended June 30, 2008 were $-0-. Technical and telephone support fees for Cohen & Company were $13,300 and $26,600 for the three-month and six-month periods ended June 30, 2007.

The Company maintains deposits for various affiliated companies totaling approximately $49,275,000 and $115,794,000 as of June 30, 2008 and December 31, 2007, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2008, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectability. At June 30, 2008, loans to these related parties amounted to $7.3 million.

The Bank participated in two loans in 2008 that were originated by RAIT. The outstanding loans amounted to $43.7 million. The Bank has a senior position on both loans.

Note 7. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. The effective date of the application of SFAS No. 157 is for fiscal years beginning after November 15, 2007. Fair value measurements are established according to a three level hierarchy, using the highest level possible (Level 1) if such inputs are available. Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level are summarized below:

	June 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for -sale securities	$118,897	$—	$83,551	$35,346

	$118,897	$—	$83,551	$35,346

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for -sale securities
Beginning Balance	$45,392
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(8,028)
Included in other comprehensive income(loss)	(3,512)
Purchases, issuances, and settlements	1,494
Transfers in and/or out of level 3	—

Ending Balance	$35,346

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(3,512)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended June 30, 2008 are summarized below:

	June 30, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,295	$—	$785	$7,510

	$8,295	$—	$785	$7,510

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $8.3 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 8. Acquisitions

On November 30, 2007, the Company and the Bank completed the acquisition of the Stored Value Solutions division of Marshall BankFirst. The Company recorded the transaction under the purchase method of accounting. The total purchase price of the acquisition was $62.5 million. As a result of the acquisition, the Company recorded goodwill of $46.2 million and a customer list intangible of $12.0 million. The total shares of common stock issued were 722,733 shares at a price of $16.76 per share, or $12.1 million.

Note 9. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2007 and no events have occurred subsequent to this evaluation to require additional testing. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million. Goodwill resulting from the acquisition of the Stored Value Solutions division of Marshall BankFirst was $46.2 million. Amortization is provided using the straight-line method over the estimated useful life of the customer list intangible, which management estimates at 12 years. The Company amortized $500,250 for its customer list intangible for the period ending June 30, 2008. The Company is in the process of evaluating and finalizing the identifiable assets and purchase accounting adjustments; accordingly, the allocation of the purchase price is subject to adjustment.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfer of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3). The purpose of FSP FAS 140-3 is to address whether transactions where assets are purchased from a buyer and financed through a repurchase agreement with the same buyer can be considered and accounted for as separate transactions, or are required to be “linked” transactions and may be considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). FSP FAS 140-3 requires purchases and subsequent financing through repurchase agreements to be considered linked transactions unless all of the following conditions apply: initial transfer and the repurchase financing can not be contractually contingent on one another, the repurchase financing provides the initial transferor with recourse to the initial transferee upon default, the financial asset is readily obtainable in the market, and the financial instrument and the repurchase agreement are not coterminous. This FSP is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating FSP FAS 140-3 but does not expect that its application have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is assessing the potential disclosure effects on its financials statements but does not expect that the provisions of SFAS No. 161 will have a material impact on its financial statements.

Part I – Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates; we may need additional provisions for loan losses that would reduce our earnings.

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

Results of Operations

Second quarter 2008 to second quarter 2007

Net Loss: Net loss for the second quarter of 2008 was $4.3 million, compared to net income of $3.9 million for the second quarter of 2007. The net loss for the second quarter of 2008 was the result of a $8.3 million impairment on securities, as management had determined that these investments had become “other than temporarily impaired”. The impairment charge is included in current period earnings. Diluted loss per share was $0.29 in the second quarter of 2008 as compared to diluted earnings of $0.27 for the second quarter of 2007. Return on average assets was (1.04%) and return on average equity was (9.41%) for the second quarter of 2008, as compared to 1.17% and 10.13%, respectively for the second quarter of 2007.

Net Interest Income: Our interest income for the second quarter of 2008 decreased to $23.5 million from $26.2 million in the second quarter of 2007, while our net interest income increased to $12.9 million from $12.8 million. Our average loans increased to $1.396 billion for the second quarter of 2008 from $1.133 billion for the second quarter of 2007. The reason for the decreases in our interest income was the reductions in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the second quarter of 2008. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio which increased on average $263.7 million over the second quarter of 2007.

Our net interest margin for the second quarter 2008 decreased to 3.34% from 3.89% for the second quarter of 2007, a decrease of 55 basis points (.55%). The margin decline was due to the rate reductions by the FRB, as a significant portion of the interest rates on our loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the FRB and the related reductions in the rates payable by our loan assets.

For the second quarter of 2008 the average yield on our interest-earning assets decreased to 6.07% from 7.95% for the second quarter of 2007, a decrease of 188 basis points (1.88%). The decrease in yields is the result of the FRB rate reductions. As stated above, a significant portion of our loans are tied to prime which has decreased 325 basis points since the third quarter of 2007. Cost of interest-bearing deposits decreased to 3.28% for the second quarter of 2008 from 4.80% for the second quarter of 2007, a decrease of 152 basis points (1.52%). Average interest-bearing deposits increased to $1.131 billion from $1.079 billion, an increase of $52.3 million or 4.9%. The increase in average demand deposits of $75.5 million is the result of our acquisition of Stored Value Solutions, or SVS, division of Marshall BankFirst and its related deposit accounts.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,396,421	$21,942	6.29%	$1,132,682	$23,610	8.34%
Investment securities	127,544	1,432	4.49%	112,343	1,601	5.70%
Interest bearing deposits	3,069	11	1.43%	1,031	1	0.39%
Federal funds sold	21,566	123	2.28%	70,432	946	5.37%

Net interest-earning assets	1,548,600	23,508	6.07%	1,316,488	26,158	7.95%

Allowance for loan and lease losses	(11,875)			(9,221)
Other assets	113,646			36,374

	$1,650,371			$1,343,641

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$145,227			$69,710
Interest bearing deposits
Interest checking	176,080	$986	2.24%	92,148	$718	3.12%
Savings and money market	478,368	2,991	2.50%	574,436	6,988	4.87%
Time	476,468	5,283	4.44%	412,020	5,248	5.09%

Total interest bearing deposits	1,130,916	9,260	3.28%	1,078,604	12,954	4.80%

FHLB advances	155,338	917	2.36%	26,626	361	5.42%
Other borrowed funds	2,300	12	2.09%	3,886	31	3.19%

Trust Preferred	13,401	236	7.04%	—	—

Notes payable	15,055	162	4.30%	—	—

Net interest bearing liabilities	1,317,010	10,587	3.22%	1,109,116	13,346	4.81%

Other liabilities	6,626			9,977

Total liabilities	1,468,863			1,188,803
Shareholders’ equity	181,508			154,838

	$1,650,371			$1,343,641

Net yield on average interest earning assets		$12,921	3.34%		$12,812	3.89%

In the second quarter of 2008, average interest-earning assets increased to $1.549 billion, an increase of $232.1 million, or 17.6%, from the second quarter of 2007.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $3.4 million for the second quarter of 2008 compared to $750,000 for the second quarter of 2007. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $3.0 million before an impairment loss of $8.3 million for the second quarter of 2008 as compared to $1.7 million for the second quarter of 2007, an increase of $1.3 million. The primary reason for the increase in our core non interest income was a result of $2.0 million of earnings for prepaid card fees as the result of our acquisition of SVS on November 30, 2007. Leasing income decreased to $74,000 from $931,000, a decrease of $857,000 or 92.1.0%, which is due to a large leasing relationship that ended in 2007. The $8.3 million impairment on securities was attributable to an impairment charge against two structured finance securities. Sharp declines in the market valuations of the securities, which were purchased in 2004 and 2005, coupled with uncertainty about market conditions, led management to determine that these investments had become “other than temporarily impaired” under GAAP.

Non-Interest Expense. Total non-interest expense was $11.2 million for the second quarter of 2008, as compared to $7.3 million for second quarter of 2007, an increase of $3.9 million or 53.5%. Salaries and employee benefits amounted to $5.2 million for the second quarter of 2008 as compared to $3.3 million for the second quarter of 2007, an increase of $1.9 million or 56.5%. Our salary expense grew from the addition of 91 employees from the acquisition of SVS. Occupancy expense increased to $1.2 million from $730,000 for the second quarter of 2008, an increase of $446,000 or 61.1%. The increase is a result of two new office space leases as a result of our acquisition of SVS. And, an increase in depreciation and amortization as a result of $2.5 million in fixed assets. Data processing expense increased $392,000 from $678,000 during the second quarter of 2007 to $1.1 million during the second quarter of 2008. This increase is a result of growth in our account base, in particular health savings accounts in our affinity group programs, as well as upgrades to our computer system. Professional fees increased $241,000 to $803,000 as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased $706,000 to $2.6 million during the second quarter of 2008 from $1.8 million during the second quarter of 2007, or 38.2%. This is a result of increases in cost of loans, other operational expense, and FDIC insurance expense. Our loan related expenses increased from $117,500 to $219,400 from June 30, 2007 as compared to June 30, 2008. The increase in loan related expenses is primarily due to the increase in costs associated with managing our loan portfolio. FDIC insurance increased 216.6% or $138,200, from $63,800 as a result of increased insurance assessments. Other operational expense increased $90,200 from $378,300 during the second quarter of 2007 to $468,500 during the second quarter of 2008 primarily due to an increase in costs related to expanding our retirement account line of business.

First six months of 2008 to first six months of 2007

Net Loss: Net loss for the first six months of 2008 was $1.5 million, compared to net income of $7.4 million for the first six months of 2007. The net loss for the first six months of 2008 was the result of a $8.3 million impairment on securities, as management had determined that these investments had become “other than temporarily impaired”. The impairment charge is included in current period earnings. Diluted loss per share was $0.10 in the first six months of 2008 as compared to $0.51 for the first six months of 2007. Return on average assets was (0.18%) and return on average equity was (1.61%) for first six months of 2008, as compared to 1.13% and 9.84%, respectively for the first six months of 2007.

Net Interest Income: Our interest income for the first six months of 2008 decreased to $48.8 million from $51.7 million in the first six months of 2007, while our net interest income increased to $25.8 million from $25.4 million. Our average loans increased to $1.363 billion for first six months of 2008 from $1.103 billion for the first six months of 2006. As stated above, the primary reason for the decreases in our interest income was the reductions in rates by the FRB beginning in the second half of 2007 through the second quarter of 2008. The reduction in interest income was partially offset by the interest income generated by organic growth of our loan portfolio.

Our net interest margin for the first six months of 2008 decreased to 3.40% from 3.88% for the first six months of 2007, a decrease of 48 basis points (.48%). The margin decline, as stated above, was due to the rate reductions by the FRB, as a significant portion of the interest rates on the loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the FRB and the related reductions in the rates payable by our loan assets.

In the first six months of 2008 the average yield on our interest-earning assets decreased to 6.43% from 7.91% for first six months of 2007, a decrease of 148 basis points (1.48%). The decrease in yields is the result of the FRB rate reductions. As stated above, a significant portion of our loans are tied to prime which has decreased 325 basis points since the third quarter of 2007. Cost of interest-bearing deposits decreased to 3.60% for the first six months of 2008 from 4.77% for the first six months of 2007, a decrease of 117 basis points (1.17%). Average interest-bearing deposits increased to $1.131 billion from $1.050 billion, an increase of $80.3 million or 7.6%, due principally to the acquisition of SVS and its related deposits.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six Month Ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	1,363,494	$45,231	6.63%	$1,102,655	$46,111	8.36%
Investment securities	124,862	3,038	4.87%	113,819	3,277	5.76%
Interest bearing deposits	3,171	29	1.83%	1,031	1	0.19%
Federal funds sold	25,137	453	3.60%	89,451	2,312	5.17%

Net interest-earning assets	1,516,664	48,751	6.43%	1,306,956	51,701	7.91%

Allowance for loan and lease losses	(11,403)			(8,985)

Other assets	118,034			35,815

	$1,623,295			$1,333,786

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$146,974			$70,822
Interest bearing deposits
Interest checking	155,626	$1,891	2.43%	86,835	$1,285	2.96%
Savings and money market	540,521	8,075	2.99%	513,541	11,925	4.64%
Time	434,531	10,404	4.79%	449,971	11,836	5.26%

Total interest bearing deposits	1,130,678	20,370	3.60%	1,050,347	25,046	4.77%

Short term borrowings	137,257	1,889	2.75%	43,188	1,174	5.44%
Repurchase agreements	2,521	26	2.06%	6,579	115	3.50%
Subordinated debt	13,203	485	7.35%	—	—

Long term payable	7,610	164	4.31%	—	—

Net interest bearing liabilities	1,291,269	22,934	3.55%	1,100,114	26,335	4.79%

Other liabilities	5,071			10,347

Total Liabilities	1,443,314			1,181,283

Shareholders’ equity	179,981			152,503

	$1,623,295			$1,333,786

Net yield on average interest earning assets		$25,817	3.40%		$25,366	3.88%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $4.7 million for the first six months of 2008 compared to $1.5 million for the first six months of 2007. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $6.5 million before an impairment loss of $8.3 million for the second quarter of 2008 as compared to $3.2 million for the second quarter of 2007, an increase $3.3 million. The primary reason for the increase in our core non interest income was a result of $4.5 million of earnings for prepaid card fees as the result of our acquisition of SVS. Leasing income decreased to $290,000 from $1.5 million, a decrease of $1.2 million or 80.7%, which is due to a large leasing relationship that ended in 2007. The $8.3 million impairment on securities was attributable to an impairment charge against two structured finance securities. Sharp declines in the market valuations of the securities, which were purchased in 2004 and 2005, coupled with uncertainty about market conditions, led management to determine that these investments had become “other than temporarily impaired” under GAAP.

Non-Interest Expense. Total non-interest expense was $21.6 million for the first six months of 2008, as compared to $14.7 million for the first six months of 2007, an increase of $6.8 million or 46.4%. Salaries and employee benefits amounted to $10.1 million for the first six months of 2008 as compared to $6.9 million for the first six months of 2007. The increase in salaries and employee benefits resulted from an increase in commercial lending and private client staffs as well as the addition of the SVS staff. Occupancy expense increased to $2.3 million from $1.5 million for the six months ended June 30, 2008, an increase of $795,000 or 54.6% from the same time period in 2007. The increase is a result of two new office space leases as a result of our acquisition of SVS. And, an increase in depreciation and amortization as a result of $2.5 million in fixed assets. Data processing expense increased to $2.0 million for the six months ended June 30, 2008 from $1.4 million for the same period in 2007. This increase of approximately $686,000 is a result of growth in our account base, in particular health savings accounts in our affinity group programs, as well as upgrades to our computer system. Professional fees increased $160,000 to $1.3 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased to $5.0 million from $3.5 million, an increase of $1.5 million. This is a result of increases in loan process costs, other operational expense, and FDIC insurance expense. Our loan related expenses increased from $169,200 to $419,000 from June 30, 2007 as compared to June 30, 2008. The increase in loan related expenses is primarily due to the increase in costs associated with managing our loan portfolio. FDIC insurance increased 321.8% or $285,300, from $88,600 as a result of increased insurance assessments. Other operational expense increased $246,300 from $653,800 for the six months ended June 30, 2007 to $900,100 for the same period in 2008 primarily due to an increase in cost related to expanding our retirement account line of business.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $36.0 million in the first six months of 2008. We have also used sources outside of our core deposit products to fund our loan growth, including Federal Home Loan Bank advances and repurchase agreements. As of June 30, 2008, we had $150.0 million of outstanding Federal Home Loan Bank advances and $2.0 million in repurchase agreements. We also had $20 million outstanding on the bank stock loan included in long-term borrowings.

Funding was directed primarily at cash outflows required for loans, which were $141.5 million in the first six months of 2008. At June 30, 2008, we had outstanding commitments to fund loans, including unused lines of credit, of $418.9 million.

Our subsidiary bank must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At June 30, 2008 the bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio

AS OF JUNE 30, 2008:
The Company	8.09%	8.73%	9.70%
The Bancorp Bank	9.10%	9.83%	10.80%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2007:
The Company	9.18%	10.15%	10.95%
The Bancorp Bank	8.86%	9.81%	10.61%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2008. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years

	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$743,292	$103,961	$335,373	$153,640	$91,312
Investments, available for sale	7,125	40,228	20,425	—	51,119
Interest bearing deposits	2,558	—	—	—	—
Federal funds sold	18,047	—	—	—	—

Total interest earning assets	771,022	144,189	355,798	153,640	142,431

Interest bearing liabilities:
Interest checking	88,414	—	88,414	—	—
Savings and money market	115,104	—	345,313	—	—
Time deposits	453,653	73,249	680	—	—
Securities sold under agreements to repurchase	2,005	—	—	—	—
Federal Home Loan Bank advances	150,000	—	—	—	—
Long term borrowings	20,000	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	832,577	73,249	434,407	10,000	—

Gap	$(61,555)	$70,940	$(78,609)	$143,640	$142,431

Cumulative gap	$(61,555)	$9,385	$(69,224)	$74,416	$216,847

Gap to assets ratio	-4%	4%	-5%	9%	9%
Cumulative gap to assets ratio	-4%	*	-4%	5%	13%

*	Less than 1%

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

Financial Condition

General. Our total assets at June 30, 2008 were $1.677 billion, of which our total loans were $1.428 billion. At December 31, 2007 our total assets were $1.568 billion, of which our total loans were $1.29 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $132.7 million, or 13.2%, from year-end 2007 to $1.135 billion at June 30, 2008.

Investment portfolio. In the second quarter of 2008 we took an impairment loss of $8.3 million on two structured finance securities. Sharp declines in the market valuations of the securities, which were purchased in 2004 and 2005, coupled with uncertainty about market conditions, led management to determine that these investments had become “other than temporarily impaired” under GAAP. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 4 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Loan Portfolio. Total loans increased to $1.428 billion at June 30, 2008 from $1.287 billion at December 31, 2007, an increase of $140.8 million or 10.94%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30, 2008 Amount	December 31, 2007 Amount

Commercial	$341,304	$325,166
Commercial mortgage	461,170	369,124
Construction (1)	332,088	307,614

Total commercial loans	1,134,562	1,001,904
Direct financing leases, net	90,201	89,519
Residential mortgage	52,389	50,193
Consumer loans and others	149,186	144,882

	1,426,338	1,286,498
Deferred loan costs	1,240	291

Total loans, net of deferred loan costs	$1,427,578	$1,286,789

(1) Supplemental loan data:
Construction 1-4 family	$174,196	$167,485
Construction commercial, acquisition and development	157,892	140,129

	$332,088	$307,614

Allowance for Loan and Lease Losses. Management evaluates the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves inherent in the portfolio. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we provide for all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The following table summarizes our credit loss experience for each of the periods indicated:

	Six months ended June 30,		For the year ended December 31, 2007
	2008	2007
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$10,233	$8,400	$8,400

Loans charged-off:
Consumer	9	8	8
Lease financing	28	31	35
Construction	438	255	1,084
Commercial	31	300	2,545
Residential Mortgage	192	—	—

Total	698	594	3,672

Recoveries:
Consumer	4	73	73
Lease financing	5	8	8
Construction	1	—	10
Commercial	—	—	14

Total	10	81	105

Net charge-offs (recoveries)	688	513	3,567
Provision charged to operations	4,700	1,500	5,400

Balance in allowance for loan and lease losses at end of period	$14,245	$9,387	$10,233

Net charge-offs/average loans	0.05%	0.05%	0.30%

Net Charge-offs. Net charge-offs of $688,000 for the six months ended June 30, 2008 represent a $175,000 increase over net charge-offs for the same period in 2007. Specifically, this number is comprised of charge-offs of $698,000 offset by recoveries of $10,000. The charge-offs for the six months consisted of a $438,000 charge on one construction loan and a $192,000 charge-off on two residential mortgage loans.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $4.4 million of non-accrual or renegotiated loans at June 30, 2007 compared to $10.1 million of non-accrual loans at June 30, 2008. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $492,000 and $120,000 at June 30, 2008 and 2007 respectively. The increase in total non-performing assets at June 30, 2008 as compared to June 30, 2007 was due primarily to four residential and three commercial loans being placed on non-accrual. Total non-performing loans amounted to $10.5 million at June 30, 2008 as compared to $9.8 million at December 31, 2007.

	June 30, 2008	December 31, 2007	June 30, 2007
	(in thousands)
Non-performing loans:
Non-accrual loans	$10,053	$1,169	$4,442
Loans past due 90 days or more and still accruing	492	8,673	120

Total non-performing loans	10,545	9,842	4,562
Other real estate owned	—	—	—

Total non-performing assets	$10,545	$9,842	$4,562

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and, as a result, the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At June 30, 2008, we had total deposits of $1.31 billion as compared to $1.28 billion at December 31, 2007, an increase of $36.0 million or 2.82%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the Six months ended June 30, 2008		For the year ended December 31, 2007
	Average balance	Average Rate	Average balance	Average Rate
	(unaudited)		(unaudited)
Demand (non-interest bearing)	$146,974	—	$88,889	—
Interest checking	155,626	2.43%	93,491	3.04%
Savings and money market	540,521	2.99%	520,365	4.49%
Time	434,531	4.79%	424,448	5.45%

Total deposits	$1,277,652	3.19%	$1,127,193	4.37%

Borrowings

At June 30, 2008, we had $150.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $2.0 million in securities sold under agreements to repurchase which also mature on a daily basis. We also had $20 million outstanding on the bank stock loan included in long-term borrowings.

Shareholders’ equity

At June 30, 2008 we had $172.7 million in shareholders’ equity. During the first six months of 2008, we issued 3,449 common stock shares as a result of two Series A preferred stock conversions. Cash dividends paid on Series A preferred stock were $32,699 for the six months ended June 30, 2008. Accumulated other comprehensive loss increased $2.2 million due to decreased valuations in our investment portfolio.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended June 30, 2008.

PART II OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on May 22, 2008, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 29, 2008, the voting results were as follows:

(a)	Each of the following nominees was elected to the Board of Directors as follows:

	VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
Betsy Z. Cohen	12,121,147	202,620	—	2,238,429
Daniel G. Cohen	12,044,607	279,160	—	2,238,429
Walter T. Beach	12,254,816	68,951	—	2,238,429
Michael J. Bradley	12,254,816	68,951	—	2,238,429
Matthew Cohn	12,254,816	68,951	—	2,238,429
Leon A. Huff	12,254,816	68,951	—	2,238,429
William H. Lamb	12,188,988	134,779	—	2,238,429
Frank M. Mastrangelo	12,121,447	202,320	—	2,238,429
James J. McEntee III	12,055,619	268,148	—	2,238,429
Linda Schaeffer	12,121,147	202,620	—	2,238,429
Joan Specter	12,254,816	68,951	—	2,238,429

(b)	The proposal to approve the selection of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2008 was approved as follows:

VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
12,233,100	90,667	0	2,238,429

ITEM 6.	EXHIBITS

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

Signatures

THE BANCORP INC.
(Registrant)

August 11, 2008	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 11, 2008	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.