Form 10-Q
period 2008-09-30
Bancorp, Inc.
filed 2008-11-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 51018

THE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road

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

As of November 5, 2008 there were 14,563,919 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$77,233	$21,121
Interest bearing deposits	2,566	20,254
Federal funds sold	36,485	40,783

Total cash and cash equivalents	116,284	82,158

Investment securities, available-for-sale, at fair value	85,659	122,215
Investment securities, held-to-maturity (market value $29,561 and $0, respectively)	30,447	—
Loans, net of deferred loan costs	1,469,615	1,286,789
Allowance for loan and lease losses	(15,468)	(10,233)

Loans, net	1,454,147	1,276,556

Premises and equipment, net	7,009	6,660
Accrued interest receivable	7,539	9,686
Goodwill	50,135	50,173
Intangible assets	11,256	12,006
Other assets	18,466	8,928

Total assets	$1,780,942	$1,568,382

LIABILITIES

Deposits
Demand (non-interest bearing)	$451,652	$242,164
Savings, money market and interest checking	618,293	622,090
Time deposits	361,561	390,684
Time deposits, $100,000 and over	27,623	23,380

Total deposits	1,459,129	1,278,318

Securities sold under agreements to repurchase	3,249	3,846
Short term borrowings	100,000	90,000
Long term borrowings	28,250	—
Subordinated debenture	13,401	13,401
Accrued interest payable	2,796	4,865
Other liabilities	1,353	1,693

Total liabilities	1,608,178	1,392,123

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares of $0.01 par value; issued and outstanding, 108,136 and 111,585 shares for September 30, 2008 and December 31, 2007, respectively	1	1
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued and outstanding shares 14,563,919 and 14,560,470 for September 30, 2008 and December 31, 2007, respectively	14,563	14,560
Additional paid-in capital	138,876	138,808
Retained earnings	23,871	25,106
Accumulated other comprehensive loss	(4,547)	(2,216)

Total shareholders’ equity	172,764	176,259
Total liabilities and shareholders’ equity	$1,780,942	$1,568,382

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans, including fees	$21,971	$25,418	$67,202	$71,529
Investment securities	1,510	1,647	4,548	4,924
Federal funds sold	414	405	896	2,718

	23,895	27,470	72,646	79,171

Interest expense
Deposits	9,521	12,219	29,891	37,265
Securities sold under agreements to repurchase	12	12	38	40
Short-term borrowings	337	1,486	2,226	2,747
Long term borrowings	293	—	457	—
Subordinated debt	235	—	720	—

	10,398	13,717	33,332	40,052

Net interest income	13,497	13,753	39,314	39,119
Provision for loan and lease losses	4,100	750	8,800	2,250

Net interest income after provision for loan and lease losses	9,397	13,003	30,514	36,869

Non-interest income
Service fees on deposit accounts	261	228	798	693
Merchant credit card deposit fees	157	244	712	750
Stored value processing fees	2,086	—	6,573	—
Other than temporary impairment on investment securities	—	—	(8,275)	—
Loss on sale of investment securities	—	—	—	(2)
Leasing income (loss)	(112)	385	178	1,885
ACH processing fees	65	61	185	244
Other	215	243	726	772

Total non-interest income (loss)	2,672	1,161	897	4,342

Non-interest expense
Salaries and employee benefits	5,394	3,699	15,510	10,648
Occupancy	1,244	704	3,495	2,160
Data processing	1,039	747	3,085	2,107
Advertising	182	172	560	521
Professional fees	700	416	2,023	1,579
Amortization of intangibles	250	—	750	—
Other	2,865	1,963	7,823	5,424

Total non-interest expense	11,674	7,701	33,246	22,439

Income (loss) before income tax	395	6,463	(1,835)	18,772
Income tax(benefit)	136	2,609	(649)	7,413

Net income (loss)	259	3,854	(1,186)	11,359

Less preferred stock dividends and accretion	(16)	(17)	(49)	(52)
(Income) Loss allocated to Series A preferred shareholders	(2)	(31)	8	(92)

Net income (loss) available to common shareholders	241	3,806	(1,227)	11,215

Net income (loss) per share—basic	$0.02	$0.28	$(0.08)	$0.81

Net income (loss) per share—diluted	$0.02	$0.27	$(0.08)	$0.78

Weighted average number of common shares
Basic	14,563,919	13,812,944	14,562,934	13,787,093
Diluted	14,563,919	14,301,852	14,562,934	14,374,789

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2008

( Dollars and share information in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2007	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259

Net Income				(1,186)		(1,186)	(1,186)
Preferred Shares converted to Common Shares	3		(3)				—
Cash dividends on Series A preferred stock				(49)			(49)
Stock-based compensation			71				71
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(2,331)	(2,331)	(2,331)

Balance at September 30, 2008	$14,563	$1	$138,876	$23,871	$(4,547)	$(3,517)	$172,764

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the nine months ended September 30,
	2008	2007
Operating activities
Net Income (Loss)	$(1,186)	$11,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,565	1,579
Other than temporary impairment on investment securities	8,275	—
Provision for loan and lease losses	8,800	2,250
Accretion/amortization of investment securities discounts/premiums	168	(43)
Loss (gain) on sales of investment securities	—	2
Stock-based Compensation expense	71	244
Mortgage loans originated for sale	(5,016)	—
Sale of mortgage loans originated for resale	5,034	—
Gain on sale of mortgage loans originated for resale	(18)	—
Gain on sales of fixed assets	(10)	—
Decrease (increase) in accrued interest receivable	1,872	(65)
(Decrease) in interest payable	(2,069)	(3,130)
(Increase) in other assets	(9,502)	(1,314)
Increase in other liabilities	914	434

Net cash provided by operating activities	9,898	11,316

Investing activities
Purchase of investment securities, available for sale	(12,198)	(2,489)
Proceeds from sales of investment securities, available for sale	6,554	1,582
Purchase of loans	—	(1,495)
Net increase in loans	(186,358)	(198,708)
Purchases of premises and equipment	(2,185)	(1,132)

Net cash used in investing activities	(194,187)	(202,242)

Financing activities
Net increase in deposits	180,811	36,669
Net decrease (increase) in securities sold under agreements to repurchase	(597)	(4,300)
Proceeds from short term borrowings, net	10,000	130,000
Dividends on Series A preferred stock	(49)	(52)
Proceeds from the exercise of options	—	1,237
Excess tax benefit from share based payment arrangements	—	262
Proceeds from long term borrowings	28,250	—

Net cash provided by financing activities	218,415	163,816

Net (decrease) increase in cash and cash equivalents	34,126	(27,110)
Cash and cash equivalents, beginning of year	82,158	137,121

Cash and cash equivalents, end of year	$116,284	$110,011

Supplemental disclosure:
Interest paid	$35,487	$42,241

Taxes paid	$4,976	$7,565

Supplemental disclosure of non -cash investing and financing activities:
Transfer of loans to other real estate owned	$—	$1,566

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.

Note 2. Stock-based Compensation

The Company accounts for its stock options, stock appreciation rights, and phantom stock units under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of SFAS 123(R) is reflected in the net earnings and related per share amounts for the quarters ended September 30, 2008 and 2007. At September 30, 2008, the Company has two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each option and phantom stock unit grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or phantom award is based on historical experience of similar awards. The dividend yield is determined by dividing per share and phantom stock unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The Company did not grant any stock options in 2008 and granted 27,000 stock options and stock appreciation rights in the YTD of 2007. In 2008, the Company granted 60,000 stock appreciation rights. The weighted-average assumptions used in the Black-Sholes valuation model for the stock options are shown below.

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Risk-free interest rate	2.65%	4.56%
Expected term	5.5 years	5.4 Years
Dividend	0.00%	0.00%
Expected volatility	42.79%	29.52%

As of September 30, 2008 there was $297,415 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 1.83 years. Cash received from option exercises for the periods ending September 30, 2008 and 2007 was $0 and $1.2 million respectively. Included in net income (loss) for the nine months ended September 30, 2008 and 2007 was compensation expense of $71,411 and $244,000, respectively. The following tables are a summary of activity in the plans as of September 30, 2008 and changes during the period then ended:

Stock Options:

	For the nine months ended September 30, 2008
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,503,737	$12.12	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	1,503,737	$12.12	4.84	$—

Options exercisable at end of period	1,491,737	$12.02	4.81	$—

Stock appreciation rights:

	Shares	Weighted- Average Price	Average Remaining Contractual Term
Outstanding at beginning of the year	—	—	—
Granted	60,000	$11.41	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	60,000		3.5

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

The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the nine months ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amount)
Basic earnings per share
Net income available to common shareholders	$241	14,563,919	$0.02
Effect of dilutive securities
Stock appreciation rights	—	—	—
Phantom stock units	—	—	—
Options	—	—	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$241	14,563,919	$0.02

Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10 and $25.43 per share, were outstanding at September 30, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the nine months ended September 30, 2008
	Income (Loss) (numerator)	Shares (denominator)	Per share amount
	(in thousands, except per share amount)
Basic earnings per share
Net income (loss) available to common shareholders	$(1,227)	14,562,934	$(0.08)
Effect of dilutive securities
Stock appreciation rights	—	—	—
Phantom stock units	—	—	—
Options	—	—	—

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$(1,227)	14,562,934	$(0.08)

Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10 and $25.43 per share, were outstanding at September 30, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

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

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

Available for sale	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$64,629	$368	$(32)	$64,965
Mortgage-backed securities	15,522	39	(583)	14,978
Other securities	5,816	—	(100)	5,716

	$85,967	$407	$(715)	$85,659

Held to Maturity	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other securities	$30,447	$548	$(1,434)	$29,561

	$30,447	$548	$(1,434)	$29,561

Available for sale	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	$59,967	$352	$—	$60,319
U.S. Government agency securities	13,982	44	(673)	13,353
Mortgage-backed securities	51,674	562	(3,693)	48,543

Other securities	$125,623	$958	$(4,366)	$122,215

On a quarterly basis the Company reviews the investment portfolio for other than temporary impairment. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security. Based on several factors including sharp declines in the market valuations coupled with uncertainty about market conditions, management determined that two structured finance securities had become other than temporarily impaired under GAAP. The Company recorded an $8.3 million other-than-temporary impairment on the two structured finance securities.

Management evaluated the Company’s investment portfolio and has expressed the intention to hold a portion of the Company’s investment securities to maturity. As a result, investment securities with a fair market value of $30.5 million were transferred to held-to-maturity securities from available-for-sale as of September 30, 2008.

The amortized cost and fair value of the Company’s investment securities available-for-sale at September 30, 2008, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay debt securities with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$40,000	$40,065	$—	$—
Due after one year through five years	21,400	21,700	—	—
Due after five years through ten years	811	712	—	—
Due after ten years	18,751	18,177	30,447	29,561
Federal Home Loan and Atlantic
Central Bankers Bank stock	5,005	5,005	—	—

	$85,967	$85,659	$30,447	$29,561

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	September 30, 2008 Amount	December 31, 2007 Amount
	(unaudited)
Commercial	$354,575	$325,166
Commercial mortgage	478,534	369,124
Construction	332,091	307,614

Total commercial loans	1,165,200	1,001,904
Direct financing leases, net	87,710	89,519
Residential mortgage	63,472	50,193
Consumer loans and others	151,876	144,882

	1,468,258	1,286,498
Deferred loan fees	1,357	291

Total loans, net of deferred loan costs	$1,469,615	$1,286,789

Supplemental loan data:
Construction 1-4 family	$158,310	$167,485
Construction commercial, acquisition and development	173,781	140,129

	$332,091	$307,614

Note 6. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania, and provides technical support to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (Bank), and Chief Executive Officer of the Company. The Chief Executive Officer of RAIT is the Chairman of the Company. Under the sublease, RAIT pays the Company rent equal to 45% of the rent paid by the Company and an allocation of common area expenses. Under the technical support agreements, the Company provides technical support for RAIT for a current fee of $6,500 a month. RAIT was charged $292,400 and $430,400 for the nine-month periods ended September 30, 2008 and 2007, respectively.

The Company subleased office space in Philadelphia, Pennsylvania to Cohen Bros. & Company d/b/a Cohen & Company (Cohen & Company) commencing in July 2002. The agreement was terminated in June 2006 but continued on a month to month basis through June 2007. Cohen & Company paid rent of $0 per month for 2008 and $6,201 per month for 2007. Cohen & Company paid $0 and $39,000 in rent for the nine months ended September 30, 2008 and 2007. The Chairman of the Company is the principal of Cohen Bros. Financial, LLC which owns a majority of Cohen & Company.

Cohen & Company paid the Company fees of $4,436 per month for technical support and telephone system support services. The agreement was terminated in June 2006 but Cohen & Company continued to pay fees for telephone system support services through June 2007. Technical and telephone support fees for Cohen & Company were $0 and $26,600 for the three-month and nine-month periods ended September 30, 2007.

The Company maintains deposits for various affiliated companies totaling approximately $31,110,492 and $115,794,000 as of September 30, 2008 and December 31, 2007, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2008, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectability. At September 30, 2008, loans to these related parties amounted to $8.5 million.

The Bank participated in two loans in 2008 that were originated by RAIT. The outstanding loans amounted to $43.7 million. The Bank has a senior position on both loans.

Note 7. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. Fair value measurements are established according to a three level hierarchy, using the highest level possible (Level 1) if such inputs are available. Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment
Available-for -sale securities	$85,659	$—	$79,943	$5,716
Held to Maturity	29,561	—	29,561	—

	$115,220	$—	$109,504	$5,716

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for -sale securities
Beginning Balance, as of January 1, 2008	$45,392
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(8,000)
Included in other comprehensive income (loss)	(3,505)
Purchases, issuances, and settlements	(728)
Transfers out to held to maturity	(27,443)

Ending Balance, as of September 30, 2008	$5,716

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(3,505)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the nine months period ended September 30, 2008 are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,915	$—	$—	$9,915

	$9,915	$—	$—	$9,915

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $9.9 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

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

Note 9. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2007 and no events have occurred subsequent to this evaluation to require additional testing. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million. Goodwill resulting from the acquisition of the Stored

Value Solutions division of Marshall BankFirst was $46.2 million. Amortization is provided using the straight-line method over the estimated useful life of the customer list intangible, which management estimates at 12 years. The Company amortized $750,375 for its customer list intangible for the nine months ending September 30, 2008. The Company is in the process of evaluating and finalizing the identifiable assets and purchase accounting adjustments; accordingly, the allocation of the purchase price is subject to adjustment.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active.” FSP 157-3 applies to financial assets that require or permit fair value measurements in accordance FASB Statement No.157, “Fair Value Measurements,” within the scope of accounting pronouncements. FSP 157-3 also provides clarification for application of FASB Statement No. 157 in a market that is not active and provides illustration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Any revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. Management has reviewed its valuation techniques and found that its valuation of Financial Assets consistent with valuations for accounting pronouncements.

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

Results of Operations

Third quarter 2008 to third quarter 2007

Net Income: Net income for the third quarter of 2008 was $259,000, compared to net income of $3.9 million for the third quarter of 2007. Diluted earning per share was $0.02 in the third quarter of 2008 as compared to diluted earnings of $0.27 for the third quarter of 2007. Return on average assets was 0.06% and return on average equity was 0.60% for the third quarter of 2008, as compared to 1.11% and 9.76%, respectively for the third quarter of 2007.

Net Interest Income: Our interest income for the third quarter of 2008 decreased to $23.9 million from $27.5 million in the third quarter of 2007, our net interest income decreased to $13.5 million from $13.8 million. Our average loans increased to $1.444 billion for the third quarter of 2008 from $1.213 billion for the third quarter of 2007. The reason for the decreases in our interest income was the reductions in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the second quarter of 2008. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio.

Our net interest margin for the third quarter 2008 decreased to 3.28% from 4.05% for the third quarter of 2007, a decrease of 77 basis points (.77%). The margin decline was due to the rate reductions by the FRB, as a significant portion of the interest rates on our loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the FRB and the related reductions in the rates payable by our loan assets.

For the third quarter of 2008 the average yield on our interest-earning assets decreased to 5.81% from 8.08% for the third quarter of 2007, a decrease of 227 basis points (2.27%). Cost of interest-bearing deposits decreased to 3.17% for the third quarter of 2008 from 4.79% for the third quarter of 2007, a decrease of 162 basis points (1.62%). Average interest-bearing deposits increased to $1.203 billion from $1.021 billion, an increase of $182.4 million or 17.87%. The increase in average demand deposits of $222 million is the result of our acquisition of Stored Value Solutions, or SVS, division of Marshall BankFirst and its related deposit accounts.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,444,000	$21,971	6.09%	$1,213,002	$25,418	8.38%
Investment securities	115,814	1,510	5.22%	114,361	1,647	5.76%
Interest bearing deposits	2,562	8	1.25%	1,689	5	1.18%
Federal funds sold	82,984	406	1.96%	30,536	400	5.24%

Net interest-earning assets	1,645,360	23,895	5.81%	1,359,588	27,470	8.08%

Allowance for loan and lease losses	(14,808)			(9,748)
Other assets	162,329			42,179

	$1,792,881			$1,392,019

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$312,543			$90,463
Interest bearing deposits
Interest checking	193,902	$1,061	2.19%	100,060	$800	3.20%
Savings and money market	454,913	3,171	2.79%	535,143	5,953	4.45%
Time	554,142	5,289	3.82%	385,387	5,466	5.67%

Total interest bearing deposits	1,202,957	9,521	3.17%	1,020,590	12,219	4.79%

FHLB advances	56,413	337	2.39%	113,641	1,486	5.23%
Repurchase agreements	2,626	12	1.83%	2,503	12	1.92%
Trust Preferred	13,401	235	7.01%	—	—
Long term borrowings	25,560	293	4.59%	—	—

Net interest bearing liabilities	1,300,957	10,398	3.20%	1,136,734	13,717	4.83%

Other liabilities	5,842			6,876

Total Liabilities	1,619,342			1,234,073

Shareholders’ equity	173,539			157,946

	$1,792,881			$1,392,019

Net yield on average interest earning assets		$13,497	3.28%		$13,753	4.05%

In the third quarter of 2008, average interest-earning assets increased to $1.645 billion, an increase of $285.8 million, or 21.02%, from the third quarter of 2007.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $4.1 million for the third quarter of 2008 compared to $750,000 for the third quarter of 2007. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $2.7 million for the third quarter of 2008 as compared to $1.2 million for the third quarter of 2007, an increase of $1.5 million. The principal reason for the increase in our non-interest income was a result of $2.1 million of earnings of prepaid card fees as a result of growth in our stored value card programs. Leasing income decreased $497,000 from $385,000 for the third quarter of 2008. The decrease in lease income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market

Non-Interest Expense. Total non-interest expense was $11.7 million for the third quarter of 2008, as compared to $7.7 million for third quarter of 2007, an increase of $4.0 million or 51.59%. Salaries and employee benefits amounted to $5.4 million for the third quarter of 2008 as compared to $3.7 million for the third quarter of 2007, an increase of $1.7 million or 45.82%. The increase in salaries and employee benefits reflects increases in staff for commercial lending and private client staffs as well as the addition of the SVS staff. Occupancy expense increased to $1.2 million from $704,000 for the second quarter of 2008, an increase of $540,000 or 76.70%. The increase is a result of two new office space leases as a result of our acquisition of SVS and an increase in depreciation and amortization as a result of $2.5 million in fixed assets. Data processing expense increased $292,000 from $747,000 during the third quarter of 2007 to $1.0 million during the third quarter of 2008. This increase is a result of growth in our account base, in particular health savings accounts in our affinity group programs, as well as upgrades to our computer system. Professional fees increased $284,000 to $700,000 as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased $902,000 to $2.9 million during the third quarter of 2008 from $2.0 million during the third quarter of 2007, or 45.95%. This is a result of increases in cost of loans, other operational expense, and travel expense. Our loan related expenses increased from $69,600 to $169,500 from September 30, 2007 as compared to September 30, 2008. The increase in loan related expenses is primarily due to the increase in costs associated with managing our loan portfolio. Travel expense increased 57.35% or $162,000, from $282,500 which is due to the addition of staff for commercial lending and private client as well as the addition of the SVS staff. Other operational expense increased $96,400 from $366,200 during the third quarter of 2007 to $462,600 during the third quarter of 2008 primarily due to an increase in costs related to expanding our retirement account line of business.

First nine months of 2008 to first nine months of 2007

Net Loss: Net loss for the first nine months of 2008 was $1.2 million, compared to net income of $11.4 million for the first nine months of 2007. Diluted loss per share was $0.08 in the first nine months of 2008 as compared to diluted earnings per share of $0.78 for the first nine months of

2007. Return on average assets was (0.09%) and return on average equity was (0.89%) for first nine months of 2008, as compared to 1.12% and 9.81%, respectively for the first nine months of 2007. The net loss for the first nine months of 2008 was the result of a $8.3 million impairment on investment securities, as management had determined that these investments had became “other than temporary impaired”.

Net Interest Income: Our interest income for the first nine months of 2008 decreased to $72.7 million from $79.2 million in the first nine months of 2007, while our net interest income increased to $39.3 million from $39.1 million. Our average loans increased to $1.391 billion for first nine months of 2008 from $1.140 billion for the first nine months of 2007. As stated above, the primary reason for the decreases in our interest income was the reductions in rates by the FRB beginning in the second half of 2007 through the second quarter of 2008. The reduction in interest income was partially offset by the interest income generated by organic growth of our loan portfolio.

Our net interest margin for the first nine months of 2008 decreased to 3.36% from 3.93% for the first nine months of 2007, a decrease of 57 basis points (.57%). The margin decline, as stated above, was due to the rate reductions by the FRB, as a significant portion of the interest rates on the loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the FRB and the related reductions in the rates payable by our loan assets.

In the first nine months of 2008 the average yield on our interest-earning assets decreased to 6.21% from 7.94% for first nine months of 2007, a decrease of 173 basis points (1.73%). The decrease in yields is the result of the FRB rate reductions. As stated above, a significant portion of our loans are tied to prime which has decreased 303 basis points since the third quarter of 2007. Cost of interest-bearing deposits decreased to 3.45% for the first nine months of 2008 from 4.78% for the first nine months of 2007, a decrease of 133 basis points (1.33%). Average interest-bearing deposits increased to $1.155 billion from $1.040 billion, an increase of $115 million or 11.02%, due principally to the acquisition of SVS and its related deposits.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine months ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:

Interest-earning assets:
Loans net of unearned discount	$1,390,525	$67,202	6.44%	$1,139,842	$71,529	8.37%
Investment securities	121,776	4,548	4.98%	113,997	4,924	5.76%
Interest bearing deposits	2,551	38	1.96%	1,689	16	1.26%
Federal funds sold	44,560	858	2.57%	73,208	2,702	4.92%

Net interest-earning assets	1,559,412	72,646	6.21%	1,328,736	79,171	7.94%

Allowance for loan and lease losses	(12,553)			(9,242)
Other assets	132,811			37,521

	$1,679,670			$1,357,015

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$202,567			$77,441
Interest bearing deposits
Interest checking	168,478	$2,952	2.34%	91,292	$2,085	3.05%
Savings and money market	511,777	11,246	2.93%	524,298	17,878	4.55%
Time	474,692	15,693	4.41%	424,729	17,302	5.43%

Total interest bearing deposits	1,154,947	29,891	3.45%	1,040,319	37,265	4.78%

Short term borrowings	110,112	2,226	2.70%	72,751	2,747	5.03%
Repurchase agreements	2,556	38	1.99%	3,003	40	1.78%
Subordinated debt	13,269	720	7.24%	—	—
Long term borrowings	13,637	457	4.47%	—	—

Net interest bearing liabilities	1,294,521	33,332	3.43%	1,116,073	40,052	4.78%

Other liabilities	4,799			9,177

Total Liabilities	1,501,887			1,202,691

Shareholders’ equity	177,783			154,324

	$1,679,670			$1,357,015

Net yield on average interest earning assets		$39,314	3.36%		$39,119	3.93%

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $8.8 million for the first nine months of 2008 compared to $2.3 million for the first nine months of 2007. For more information about our provisions and allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $9.2 million before an impairment loss of $8.3 million for the first nine months of 2008 as compared to $4.3 million for the first nine months of 2007, an increase $4.9 million. The primary reason for the increase in our core non-interest income was a result of $6.6 million of earnings for prepaid card fees as the result of our acquisition of SVS. The $8.3 million impairment on securities was attributable to an other than temporary impairment charge against two structured finance securities. Sharp declines in the market valuations of the securities, which were purchased in 2004 and 2005, coupled with uncertainty about market conditions, led management to determine that these investments had become “other than temporarily impaired” under GAAP. Lease income decreased $1.7M to $178,000 for the nine months ended September 30, 2008. The decrease in income is due to the effect of rising fuel prices on the resale value of commercial vehicles in the secondary market, and a gain on sale of lease assets at the end of a lease with a large leasing relationship in 2007.

Non-Interest Expense. Total non-interest expense was $33.2 million for the first nine months of 2008, as compared to $22.4 million for the first nine months of 2007, an increase of $10.8 million or 48.16%. Salaries and employee benefits amounted to $15.5 million for the first nine months of 2008 as compared to $10.6 million for the first nine months of 2007. The increase in salaries and employee benefits resulted from an increase in commercial lending and private client staffs as well as the addition of the SVS staff. Occupancy expense increased to $3.5 million from $2.2 million for the nine months ended September 30, 2008, an increase of $1.3 million or 61.81% from the same time period in 2007. The increase is a result of two new office space leases as a result of our acquisition of SVS and an increase in depreciation and amortization as a result of $2.5 million in fixed assets. Data processing expense increased to $3.1 million for the nine months ended September 30, 2008 from $2.1 million for the same period in 2007. This increase of approximately $978,000 is a result of growth in our account base, in particular health savings accounts in our affinity group programs, as well as upgrades to our computer system. Professional fees increased $444,000 to $2.0 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased to $7.8 million from $5.4 million, an increase of $2.4 million. This is a result of increases in the loan process costs, other operational expense, and FDIC insurance. Our loan related expenses increased from $235,700 to $477,200 from September 30, 2007 as compared to September 30, 2008. The increase in loan related expenses is primarily due to the increase in costs associated with managing our loan portfolio. FDIC insurance increased 119.8% or $311,900, from $260,300 as a result of increased insurance assessments. Other operational expense increased $344,000 from $1.0 million for the nine months ended September 30, 2007 to $1.4 million for the same period in 2008 primarily due to an increase in cost related to expanding our retirement account line of business.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $180.8 million in the first nine months of 2008. We have also used sources outside of our core deposit products to fund our loan growth, including Federal Home Loan Bank advances and repurchase agreements. As of September 30, 2008, we had $100.0 million of outstanding Federal Home Loan Bank advances and $3.2 million in repurchase agreements. We also had $28.3 million outstanding on the bank stock loan included in long-term borrowings.

Funding was directed primarily at cash outflows required for loans, which were $186.4 million in the first nine months of 2008. At September 30, 2008, we had outstanding commitments to fund loans, including unused lines of credit, of $388.4 million.

Our subsidiary bank must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At September 30, 2008 the bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF SEPTEMBER 30, 2008:
The Company	7.48%	8.55%	9.57%
The Bancorp Bank	8.86%	10.13%	11.16%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2007:
The Company	9.18%	10.15%	10.95%
The Bancorp Bank	8.86%	9.81%	10.61%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2008. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$752,064	$155,525	$310,481	$148,872	$102,673
Investments securities	4,965	40,065	20,281	1,419	49,376
Interest bearing deposits	2,566	—	—	—	—
Federal funds sold	36,485	—	—	—	—

Total interest earning assets	796,080	195,590	330,762	150,291	152,049

Interest bearing liabilities:
Interest checking	108,938	—	108,937	—	—
Savings and money market	100,104	—	300,314	—	—
Time deposits	303,260	85,338	586	—	—
Securities sold under agreements to repurchase	3,249	—	—	—	—
Federal Home Loan Bank advances	100,000	—	—	—	—
Long term borrowings	28,250	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	647,202	85,338	409,837	10,000	—

Gap	$148,878	$110,252	$(79,075)	$140,291	$152,049

Cumulative gap	$148,878	$259,130	$180,055	$320,346	$472,395

Gap to assets ratio	9%	7%	-5%	8%	9%
Cumulative gap to assets ratio	9%	15%	11%	19%	28%

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

Financial Condition

General. Our total assets at September 30, 2008 were $1.781 billion, of which our total loans were $1.470 billion. At December 31, 2007 our total assets were $1.568 billion, of which our total loans were $1.287 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $163.3 million, or 16.3%, from year end 2007 to $1.165 billion at September 30, 2008.

Investment portfolio. In the second quarter of 2008 we took an impairment loss of $8.3 million on two structured finance securities. Sharp declines in the market valuations of the securities, which were purchased in 2004 and 2005, coupled with uncertainty about market conditions, led management to determine that these investments had become “other than temporarily impaired” under GAAP. We also transferred the securities with a fair market value $30.5 at the beginning of the third quarter from the available for sale to the held to maturity in the current quarter. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 4 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Loan Portfolio. Total loans increased to $1.470 billion at September 30, 2008 from $1.287 billion at December 31, 2007, an increase of $182.8 million or 14.2%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30, 2008 Amount	December 31, 2007 Amount
	(unaudited)
Commercial	$354,575	$325,166
Commercial mortgage	478,534	369,124
Construction	332,091	307,614

Total commercial loans	1,165,200	1,001,904
Direct financing leases, net	87,710	89,519
Residential mortgage	63,472	50,193
Consumer loans and others	151,876	144,882

	1,468,258	1,286,498
Deferred loan fees	1,357	291

Total loans, net of deferred loan costs	$1,469,615	$1,286,789

Supplemental loan data:
Construction 1-4 family	$158,310	$167,485
Construction commercial, acquisition and development	173,781	140,129

	$332,091	$307,614

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

The following table summarizes our credit loss experience for each of the periods indicated:

	Nine months ended September 30,		For the year ended December 31, 2007
	2008	2007
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$10,233	$8,400	$8,400

Loans charged-off:
Consumer	9	8	8
Lease financing	46	35	35
Construction	2,744	874	1,084
Commercial	734	300	2,545
Residential Mortgage	192	—	—

Total	3,725	1,217	3,672

Recoveries:
Consumer	4	13	14
Lease financing	5	8	8
Construction	151	—	10
Commercial	—	73	73
Residential Mortgage	—	—	—

Total	160	94	105

Net charge-offs (recoveries)	3,565	1,123	3,567
Provision charged to operations	8,800	2,250	5,400

Balance in allowance for loan and lease losses at end of period	$15,468	$9,527	$10,233

Net charge-offs/average loans	0.26%	0.84%	0.30%

Net Charge-offs. Net charge-offs of $3.6 million for the nine months ended September 30, 2008 represent a $2.4 million increase over net charge-offs for the same period in 2007. Specifically, this number is comprised of charge-offs of $3.7 million offset by recoveries of $160,000. The charge-offs for the nine months consisted of a $2.3 million and 0.4 million charge on two construction loans, $678,000 on one commercial loan and a $192,000 charge-off on two residential mortgage loans.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $2.3 million of non-accrual or renegotiated loans at September 30, 2007 compared to $13.6 million of non-accrual loans at September 30, 2008. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $330,584 and $374,000 at September 30, 2008 and 2007 respectively. The increase in total non-performing assets at September 30, 2008 as compared to September 30, 2007 was due primarily to two residential and four commercial loans and two construction loans being placed on non-accrual. Total non-performing loans amounted to $14.0 million at September 30, 2008 as compared to $9.8 million at December 31, 2007.

	September 30, 2008	December 31, 2007	September 30, 2007
	(in thousands)
Non-performing loans:
Non-accrual loans	$13,637	$1,169	$2,329
Loans past due 90 days or more and still accruing	331	8,673	374

Total non-performing loans	13,968	9,842	2,703
Other real estate owned	—	—	1,566

Total non-performing assets	$13,968	$9,842	$4,269

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and, as a result, the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At September 30, 2008, we had total deposits of $1.46 billion as compared to $1.28 billion at December 31, 2007, an increase of $181 million or 14.14%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the Nine months ended September 30, 2008		For the year ended December 31, 2007
	Average balance	Average Rate	Average balance	Average Rate
	(unaudited)
Demand (non-interest bearing)	$202,567	—	$88,889	—
Interest checking	168,478	2.34%	93,491	3.04%
Savings and money market	511,777	2.93%	520,365	4.49%
Time	474,692	4.41%	424,448	5.45%

Total deposits	$1,357,514	2.94%	$1,127,193	4.37%

Borrowings

At September 30, 2008, we had $100.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $3.2 million in securities sold under agreements to repurchase which also mature on a daily basis. We also had $28.3 million with a long term note payable that is secured by shares of the Company’s common stock shares.

Shareholders’ equity

At September 30, 2008 we had $172.8 million in shareholders’ equity. During the first nine months of 2008, we issued 3,449 common stock shares as a result of two Series A preferred stock conversions. Cash dividends paid on Series A preferred stock were $48,920 for the nine months ended September 30, 2008. Accumulated other comprehensive loss increased $2.3 million due to decreased valuations in our investment portfolio.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended September 30, 2008.

Part II Other information

Item 1A. Risk Factors.

Current economic conditions could increase credit losses and expenses, thereby reducing our earnings or causing us to experience losses.

Recent events in the world’s financial markets have resulted in substantial reductions in the availability of capital and credit and in the value of financial and other assets, including in particular real estate assets. Moreover, economic conditions generally have undergone substantial deterioration. We cannot predict whether market and economic conditions will continue to deteriorate, whether any further deterioration will be material, the consequences of the many governmental programs instituted or proposed in connection with these conditions, or the effects any of the foregoing will have on us. We believe, however, that current market and economic conditions subject us to significant risks, including the following:

•

The continuance of current market and economic conditions or further declines could result in financial stresses on our borrowers and their customers, which could constrain the ability of our borrowers to repay their loans, potentially resulting in increased loan delinquencies, non-performing assets and foreclosures. Although we believe that our allowance for loan losses accurately reflects our current exposure to loss, continuance or further declines in current conditions could require us to increase our allowance for loan losses. Such conditions could also cause the market value of securities or other assets we hold in our investment portfolio to deteriorate, which could result in our being required to record asset impairment charges. Increases to our allowance for loan losses and asset impairment charges would reduce our earnings and possibly cause us to record a loss. Any such loss would reduce our current regulatory capital ratios. See

“We may be affected by government regulation” in Item 1A of our 2007 Annual Report on Form 10-K, for a discussion of regulatory capital ratios and their significance to us.

•

A significant portion of our loans are secured partially or wholly by real estate. If a borrower defaults, our ability to recover amounts owed will depend to a significant extent on the value of the real estate collateral securing the loan relative to the outstanding balance of our loan. Continued deterioration in real estate values could result in a reduction in our ability to recover outstanding balances on current and any future defaulted loans, which may result in our being required to increase our allowance for loan losses. Any such increase would reduce our earnings and possibly cause us to record a loss.

•

As a result of the many programs being implemented by the U.S. Department of the Treasury, or the Treasury Department, the Federal Reserve Board, the Federal Deposit Insurance Corporation, or FDIC, the Office of the Comptroller of the Currency and the Office of the Thrift Supervision to deal with current market conditions, our operating expenses may increase. In particular, it is likely that premium assessments by the FDIC will increase because of increased expectations of additional bank failures; any such increase may be substantial. The amount of the increase may depend, in part, upon the FDIC’s assessment of its risks in insuring particular institutions. Moreover, while the FDIC announced a program on October 14, 2008 that provides unlimited deposit insurance for non-interest bearing accounts above the $250,000 provided for in the Emergency Economic Stability Act of 2008, or EESA, participants in the program after the first 30 days will be assessed a 10 basis point (0.1%) surcharge on the additional ensured deposits. We are currently still evaluating the program.

•

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers. In particular, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

ITEM 5.	EXHIBITS

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

Signatures

THE BANCORP INC.
(Registrant)

November 10, 2008	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 10, 2008	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.