Form 10-K
period 2008-12-31
Bancorp, Inc.
filed 2009-03-20
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 51018

The Bancorp, Inc.

(exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 385-5000

Securities registered pursuant to section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2008 of $7.62, was approximately $97.6 million.

As of March 5, 2009, 14,563,919 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

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

•

recessionary conditions in the U.S. economy and significant dislocations in the current markets have had, and we expect will continue to have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for loan losses;

•	current economic and credit market conditions, if they continue, may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;

•	operating costs may increase;

•	adverse governmental or regulatory policies may be enacted, including policies affecting institutions such as ours, which have obtained fund under the U.S. government’s Troubled Asset Relief Program;

•	management and other key personnel may be lost;

•	competition may increase;

•

the costs of our interest-bearing liabilities, principally deposits, may increase relative to the interest received on our interest-bearing assets, principally loans, thereby decreasing our net interest income;

•

the geographic concentration of our loans could result in our loan portfolio being adversely affected by economic factors unique to the geographic area and not reflected in other regions of the country;

•	the market value of real estate that secures our loans has been and may continue to be, adversely affected by current economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing of our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors.

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking and related financial products and services to both regional and national markets. We were formed in 1999 and commenced operations in July 2000. From our formation until February 2004 we were the sole stockholder of the Bank. In February 2004, the Bank completed a public offering of its common stock which resulted in our holding 32.7% of the Bank’s common stock. In December 2004, we completed a reorganization with the Bank which resulted in the Bank once again becoming our wholly-owned subsidiary.

Regionally, we focus on providing our banking services directly to retail and commercial customers in Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia and Wilmington including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private-label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our private label banking, card processing, health savings account and stored value card programs are a source of fee income and low-cost deposits for us.

Our offices are located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. We also maintain executive offices at 1818 Market Street, Philadelphia, Pennsylvania 19103. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.

Our Strategy

Our principal strategies are to:

Build upon the network of relationships developed by our senior management. We seek to build upon our senior managers’ network of relationships through the regional division of the Bank that targets individuals and businesses in the greater Philadelphia/Wilmington metropolitan area with which our senior management has developed relationships. This division seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. The division offers a staff of people experienced in dealing with, and solving, the banking and financing needs of small to mid-size businesses. The website for the division is www.philadelphiaprivatebank.com.

Develop relationships with affinity groups to gain sponsored access to their membership, client or customer bases to market our services. We seek to develop relationships with organizations with established membership, client or customer bases. Through the affinity group relationship, we gain access to an organization’s members, clients and customers under the organizations’ sponsorship. We believe that by marketing targeted products and services to constituencies through their pre-existing relationships with the organizations, we will lower our cost of deposits, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

Develop Relationships with Small to Mid-Size Businesses and Their Principals. Our target market regionally is small to midsize businesses and their principals. We believe that satisfactory attention to this market requires a combination of the ability to provide a high level of service, including customized financing to meet a customer’s needs, and the personal attention of senior management. Because of the significant consolidation of banking institutions in the Philadelphia-Wilmington metropolitan area, we believe that many of the financial institutions with which we compete may have become too large to provide those services efficiently and cost-effectively.

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

Commercial Banking Operations

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

Lending Activities. At December 31, 2008, we had a loan portfolio of $1.449 billion, representing 80.9% of our total assets at that date. We originate substantially all of the loans held in our portfolio, except in a limited number of instances where we have purchased a participation in a loan originated by an entity with whom our chief executive officer is affiliated. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing, and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2008, commercial, construction and commercial mortgage loans made up $1.148 billion, or 79.2%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

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

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2008, commercial term loans were 11.6% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2008, commercial mortgages were 33.7% of our total loan portfolio.

Commercial Lines of Credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2008, loans drawn from our outstanding commercial lines of credit were 12.8% of our total loan portfolio.

Construction Loans. The majority of our construction loans are made to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. Loans to finance the construction of commercial or industrial properties require permanent financing to repay the construction loan upon completion of the construction. As of December 31, 2008, construction loans were 21.1% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing commercial automobile fleets. We expanded our traditional market of small commercial fleets through the acquisition of Mears Motor Livery to include government municipalities and agencies. As of December 31, 2008, direct lease financing made up 5.9% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal wants. The majority of our consumer loans are secured by either the borrower’s residence, typically in a first or second lien position, or the borrower’s securities portfolio. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85% on loans collateralized by real estate and less than 50% on loans collateralized by securities; however, based on a borrower’s financial strength, we may increase the ratio. As of December 31, 2008, consumer loans were 14.8% of total loan portfolio.

Affinity Group Banking Operations

Private Label Banking. For our private label banking program, we seek to create a unique banking website for each affinity group, enabling the affinity group to provide its members with the full banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to the affinity group based upon deposits and loans it generates through our program with it. The fees typically range from between 25 to 100 basis points (0.25% to 1.00%) of average deposits and loans generated by the relationship and outstanding in the period, with the lower fees being charged on interest-bearing deposits and loans with lower interest rates. We include these fees as a component of expense in calculating our net interest margin. In the year ended December 31, 2008, these fees aggregated $3.7 million.

Healthcare Accounts. We have developed relationships with health care providers, third party administrators and benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our health savings account program provides entities a turnkey, low-cost way to provide this benefit to their members. Under these programs, we open health savings accounts offered in a privately-labeled banking environment, which enables the affinity group’s members to access account information, conduct transactions and process payments to health care providers. The health savings accounts provide us with a low-cost source of deposits.

Merchant Card Processing. We have developed a system for processing credit and debit card transactions for independent service organizations and their merchant members. Independent service organizations are organizations that provide operating and settlement accounts to their merchant members, enabling the merchants to service their client base from the point at which a credit or debit card transaction occurs through settlement of that transaction. We have created banking products that enable those organizations to more easily process electronic payments and maintain reserve accounts as protection against chargebacks and losses from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. By using our services rather than those of other banks, independent service organizations remove potential competitors from the relationship between the independent service organization and its merchant customers, since we do not offer any products comparable to those of the independent service organization. In addition to the customary banking fees generated by these relationships (which we share with the independent service organizations), these relationships are a source of low-cost deposits for us because of the settlement and reserve checking accounts that merchants affiliated with the independent service organization must maintain with us.

Stored Value Cards. We have developed stored value card programs for insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and general purpose re-loadable cards. Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard and Discover. Our stored value program provides prepaid programs that generate non-interest revenue for us through the collection of interchange fees and cardholder fees, as well as more importantly generate low-cost deposits from the amounts delivered to us to fund the cards. We are consistently within the five largest bank issuers of prepaid cards in terms of total transaction volume.

Other Operations

Account Activity. Account holders may access our products and services through the websites of their affinity groups or other organizational affiliate, or through our website, from any personal computer with a secure web browser, regardless of its location. This access allows account holders to apply for loans, review account activity, enter transactions into an on-line account register, pay bills electronically, receive statements by mail and print bank statement reports. To open a new account, a customer must complete a simple on-line enrollment form. Customers can make deposits into an open account via direct deposit programs, by transferring funds between existing accounts, by wire transfer, by mail, at any deposit-taking automated teller machine, at any of the more than 3,400 UPS Stores throughout the United States, or in person at our Delaware offices (although we do not maintain a teller line and do not currently intend to establish a physical branch system). Customers may also make withdrawals and have access to their accounts at automated teller machines.

Call Center. We have a call center that operates as an inbound customer support center. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:30 a.m. to 9:00 p.m. EST Monday through Friday. Outside these hours, and on weekends, we outsource call center operations to M&I Direct, a third-party service provider. We currently employ 27 employees, including a Manager, Supervisor and Staff Trainer.

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

Sales and Marketing

Commercial Banking. Our regional banking operation targets a customer base of successful individuals and business owners in the Philadelphia/Wilmington area and uses a personal contact/targeted media advertising approach. This program consists of:

•	direct e-mail and letter introductions to senior management’s contacts;

•	invitation-only, private receptions with prominent business leaders in the Philadelphia community;

•	advertisements in local media outlets, principally newspapers and radio stations; and

•	charitable sponsorships.

Affinity Group Banking. Because of the national scope of our affinity group banking operation, we use a personal sales/targeted media advertising approach. This program consists of:

•	print advertising;

•	attending and making presentations at trade shows and other events for targeted affinity organizations;

•	direct mailing; and

•	direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Production Offices. We maintain three loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office), north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain two offices to market and administer our automobile leasing programs, one in Maryland, and one in Florida.

Marketing Staff. We have a marketing department, currently consisting of nine people, which focus on developing marketing campaigns to particular affinity group communities and the targeted audience of our regional banking operations.

Technology

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Metavante (previously M&I Data Services). These systems principally include those for general ledger and deposit, loan and check processing. In 2005, we converted our internet banking platform to a product offered by Digital Insight Corporation. The Digital Insight platform is a front end system used by customers to access their account via the internet.

Software. We have internally-developed software to provide our online and traditional banking products and services. We have developed a series of financial service modules that are easy to deploy and that we can readily adopt to serve a customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and internet banking systems and to personalize financial services to the constituencies we serve.

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

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap Technology’s New York network operating center and US LEC’s Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Sioux Falls, South Dakota office. Internap’s New York network operating center provides Internet connectivity to the Sioux Falls offices.

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

Competition

We believe that our principal competition is mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, Royal Bank and Metro Bancorp Bank. We also face competition from Internet-based banks, and from bank divisions, such as ING Direct and E-Trade Bank, that provide Internet banking services as part of their overall banking environment. We also directly compete with National Interbanc and Virtual Bank, Internet-based banks that provide private labeled financial services to affinity groups and communities. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

•	our ability to build upon the customer relationships developed by our senior management and through our marketing programs;

•	our ability to expand our affinity group banking program;

•	competitors’ interest rates and service fees;

•	the scope of our products and services;

•	the relevance of our products and services to customer needs and demands and the rate at which we and our competitors introduce them;

•	satisfaction of our customers with our customer service;

•	our perceived safety as a depository institution, including our size, credit rating, capital strength and earnings strength;

•	our perceived ability to withstand current turbulent economic conditions;

•	ease of use of our banking website; and

•	the capacity, reliability and security of our network infrastructure.

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) that has elected to be treated as a financial holding company. We are also subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner. The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

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

Federal Regulation

As a bank holding company, we are subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information that the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended (“BHCA”), a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. However, because we qualified and elected to be treated as a “financial holding company” under the BHCA, as amended by the Gramm-Leach-Bliley Act, we are authorized to engage in “financial activities” that are beyond those of conventional bank holding companies and to affiliate with entities engaged in a broader array of financial activities provided that our depository institution subsidiary remains well capitalized and well managed. In summary, financial holding companies can engage in financial activities including:

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

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a bank holding company is conclusively deemed to be the acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through the exercise of options or warrants, even if the options or warrants have not then vested.

The Federal Reserve has revised its minority investment policy statement, which subject to the filing of certain commitments with the Federal Reserve, an investor can acquire up to one-third of our equity without being deemed to have engaged in a change in control, provided that no more than 15% of the investor’s equity is voting stock. This revised policy statement also permits non-controlling passive investors to engage in interactions with our management without being considered as controlling our operations.

Regulatory Restrictions on Dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Holding Company Liability,” below. Federal Reserve policies also affect the ability of a bank holding company to pay in-kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See “Delaware Regulation” below. In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank, or any other subsidiary, upon the Bank’s or the subsidiary’s liquidation or reorganization will be subject to the prior claims of the Bank’s or subsidiary’s creditors. In the event of liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors have priority of payment over the claims of holders of any obligation of the institution’s holding company or any of the holding company’s shareholders or creditors.

As a result of our participation in the Troubled Asset Relief Program’s Capital Purchase Program, we are required to obtain the consent of the US Department of the Treasury to declare or pay any dividend or make any distribution on our common stock until we have redeemed its Series B Fixed Rate Cumulative Perpetual Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party.

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

Capital Adequacy. The Federal Reserve and FDIC have issued standards for measuring capital adequacy for bank holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications to them to obtain approvals, including our applications for approval of the reorganization and for registration as a financial holding company. As discussed below under “—Prompt Corrective Action,” a failure to meet minimum capital requirements could subject us or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or bank holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. On October 22, 2008, the Federal Reserve issued an interim final rule that specifically permits bank holding companies that issue new senior perpetual preferred stock to the Treasury Department under the Capital Purchase Program (discussed below), such as us, to include such capital instruments in Tier 1 capital for purposes of the Federal Reserve Board’s risk-based and leverage capital rules and guidelines for bank holding companies. At December 31, 2008, we and the Bank had total capital to risk-adjusted assets ratios of 12.87% and 11.91%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 11.72% and 10.75%, respectively including the Capital Purchase Program funds.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines.

These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2008, we and the Bank had leverage ratios of 10.10% and 9.24%, respectively.

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

Prompt Corrective Action. Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5% . An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2008, our total risk-based capital ratio was 12.87%, our Tier 1 risk-based capital ratio was 11.72% and our leverage ratio was 10.10%, while the Bank’s ratios were 11.91%, 10.75% and 9.24%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2008, both we and the Bank were “well capitalized” within the meaning of the regulatory categories.

Bank regulatory agencies are permitted or, in certain cases, required to take action with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. Beginning in 2012, deposit insurance coverage limits will be indexed for inflation.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2008, the Bank’s DIF assessment rate was 5.89%.

Effective January 1, 2009, assessment rates uniformly increased by 7 basis points on an annualized basis for the first quarter 2009 assessment period only. The FDIC has announced that it expects to issue another final rule in early 2009, to be effective April 1, 2009, that changes the way that the FDIC’s assessment system differentiates for risk, to impose new assessment rates beginning with the second quarter of 2009, and to make certain technical and other changes to the assessment rules.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2008, the Bank’s limit on loans-to-one borrower was $26.9 million ($44.7 million for secured loans). At December 31, 2008, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $29.6 million, which was secured by real estate.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2008, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The federal banking agencies have proposed changes to the form of customer notice of a bank’s privacy policies. When finalized, such amendments could require the Bank to amend its current form of privacy notice.

The Fair and Accurate Credit Transactions Act of 2003, known as the FACT Act, provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the [company] using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under other applicable privacy provisions.

The federal banking agencies also finalized a joint rule implementing Section 315 of the FACT Act that requires each financial institution or creditor to develop and implement a written Identity Theft Prevention

Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commenced on November 1, 2008. Among the requirements under the new rule, the Bank is required to adopt “reasonable policies and procedures” to:

•	Identify relevant red flags for covered accounts and incorporate those red flags into the program;

•	Detect red flags that have been incorporated into the program;

•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	Ensure the Program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) amended, in part, the Bank Secrecy Act, by providing for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (4) filing suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws or regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the FBI. The Bank checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	the “Servicemembers Civil Relief Act;” and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•	the “Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (the “CRA”), a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of federally-insured institutions, such as the Bank, to adopt a CRA statement for its assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests:

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

Enforcement. Under the Federal Deposit Insurance Act, the FDIC has the authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2008, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $43.9 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $43.9 million, the reserve requirement is $1.317 million plus 10% (subject to adjustment by the Federal Reserve to between 8% and 14%) of that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2008, the Bank met these requirements.

Actions taken by Congress and bank regulatory agencies in response to recent market instability. In response to the widely-publicized deteriorating conditions in the U.S. banking and financial system, the U.S. Treasury Department and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, provided the Secretary of the U.S. Treasury Department with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve Board determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.

Under this authority, the Treasury Department implemented the TARP Capital Purchase Program (“CPP”) whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. Under the CPP, in conjunction with the purchase of senior preferred shares, the Treasury Department also receives warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.

Recipients of CPP funding under TARP are subject to the Treasury Department’s standards for executive compensation and corporate governance, for the period during which the Treasury Department holds equity issued under the CPP. The executive compensation requirements apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. Requirements include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on the financial institution from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Moreover, recipients of CPP funding must agree, as a condition to participating in the program, that the Treasury Department is empowered to unilaterally amend the terms of the CPP program or impose new restrictions on recipients, in order to comply with any changes in applicable federal statutes.

We entered into a transaction with the Treasury Department on December 12, 2008 pursuant to which we received $45.2 million in exchange for issuing 45,220 shares of the Company’s Series B preferred stock at a 5% annual dividend rate for the first five years, and a 9 % annual dividend thereafter if the preferred shares are not redeemed by us. Furthermore, the Treasury Department received 10-year warrants to purchase 1,960,405 shares of our common stock at a purchase price $3.46 per share. We are also are subject to the various requirements of the CPP including executive compensation limitations and ability of the Treasury Department to impose future restrictions. We cannot predict whether additional restrictions or requirements will be implemented or the extent to our business may be affected by such limitations.

Temporary Liquidity Guarantee Program. The FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009; and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts.

Debt Guarantee Program. The Debt Guarantee Program (“DGP”) provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market. Under the DGP, the FDIC temporarily guarantees all newly-issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125 percent of the par value of the participating entity’s senior unsecured debt. The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. If an entity does not opt out of the program, the guarantee expires on the earliest of either (i) the maturity of the debt; or (ii) June 30, 2012. We have opted to participate in the DGP and as such, any issuance of debt by us that is subject to the protections of the DGP constitutes our affirmative agreement to (i) be bound by the terms and conditions of the DGP, including the payment of assessments according to a formula based on the amount of FDIC-guaranteed debt; (ii) be subject to, and comply with, any FDIC requests for information or on-site reviews as needed; and (iii) be bound by the FDIC’s decisions regarding the management of the TLGP.

Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program (“TAGP”), non-interest bearing transaction accounts are fully insured through December 31, 2009. Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2009. We have opted to participate in the TAGP and as such are bound by the requirements of the program, including the quarterly payment of an annualized 10 basis point assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment is in addition to our usual risk-based assessment discussed above under “—Insurance of Deposit Accounts.”

Term Asset-Backed Securities Loan Facility. Among other liquidity programs, the Federal Reserve Board has established the Term Asset-Backed Securities Loan Facility (“TALF”), which is expected to be in operation during the first quarter of 2009. The TALF is designed to increase credit availability and support economic activity by facilitating the issuance of asset backed securities that are collateralized by certain consumer and small business loans.

American Recovery and Reinvestment Act. On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus. The stimulus includes discretionary spending for among other things, infrastructure projects; increased unemployment benefits and food stamps; as well as tax relief for individuals and businesses. The stimulus also includes compensation restrictions that apply retroactively to companies that receive TARP funds.

Unfair or deceptive acts or practices. The federal bank regulatory agencies have issued a joint, final rule on unfair or deceptive acts or practices, specifically as they pertain to banks, savings associations, and Federal credit unions (collectively, “Banks”). The rule establishes the agencies’ respective authorities to regulate any unfair or deceptive acts or practices engaged in by Banks; and prohibits five specific acts or practices relating to credit card accounts that the Agencies identified as “unfair.” The five rules pertaining to credit card accounts relate to (1) time to make payments; (2) allocation of payments; (3) interest rate increases; (4) two-cycle billing; and (5) financing of security deposits and fees. While the Bank has until July 1, 2010 to comply with the new rules pertaining to credit card accounts, pending legislation in Congress may accelerate the effective date of the new rules.

Truth in Lending Act regulatory amendments. The Federal Reserve adopted a final rule amending regulations implementing the Truth in Lending Act to revise the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans. The final rule imposes new format, timing, and content requirements for credit card applications and solicitations, as well as for the disclosures that consumers receive with regard to open-end accounts. While the Bank has until July 1, 2010, to comply with the new rules pertaining to credit card accounts, pending legislation in Congress may accelerate the effective date of the new rules.

Truth in Savings Act regulatory amendments. The Federal Reserve adopted a final rule amending regulations implementing the Truth in Savings Act to address depository institutions’ disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned item fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts. The Bank has until January 1, 2010 to comply with the amendments.

Electronic Fund Transfer Act regulatory amendments. The Federal Reserve has proposed a rule addressing certain consumer protection proposals relating to the assessment of overdraft fees by banks. One proposal involved a choice between allowing consumers to either opt out or opt in to an institution’s overdraft service for the payment of ATM and one-time debit card overdrafts before the institution may charge a fee for the service. Another proposal prohibited institutions from assessing a fee or charge for paying an overdraft if the overdraft would not have occurred but for a debit hold placed on the consumer’s account, provided that the amount of the hold exceeds the actual transaction amount. The scope of this proposal was limited to debit card transactions in which the actual transaction amount could generally be determined by the merchant or other payee within a short period of time after an institution authorizes the transaction. Until the rule is adopted in a final form, we cannot assess whether it will materially affect our operations.

Proposed Legislation and Regulatory Action. New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether, or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

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

Limitation on Dividends. Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient; but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.

Employees

As of February 15, 2009, we have 306 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Recessionary conditions in the U.S. economy and significant dislocations in the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate—related assets, have been subject to unprecedented turmoil. This turmoil has resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets, and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we have incurred significant impairment charges on investment securities available for sale, materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined significantly. Continuation of current conditions could further harm our financial condition and results of operations.

Actions taken by the U.S. government and governmental agencies may not reverse, or even stabilize, current economic conditions.

In response to current economic conditions, the U. S Government and a number of governmental agencies have established or proposed a series of programs designed to stabilize the financial system and credit markets. See item 1, “Business-Regulation under Banking Law.” We cannot predict whether these programs will have their intended effect or, if they do, whether they will have a beneficial impact upon our financial condition and results of operations.

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

Our consolidated income and cash flows and the value of our consolidated assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolios equity and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, it will also affect our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our consolidated net interest income, and therefore our consolidated earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2008, commercial loans were 24.4% of total loans, construction loans were 21.1% of total loans and commercial mortgage loans were 33.7% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in nonperforming loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in nonperforming loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

Our operations are concentrated in the Philadelphia-Wilmington metropolitan area.

Our loan activities are largely based in the Philadelphia-Wilmington metropolitan area. To a lesser extent, our deposit base is also generated from this area. As a result, our consolidated financial performance depends largely upon economic conditions in this area. Local economic conditions that are worse than economic conditions in the United States generally could cause us to experience an increase in loan delinquencies, a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans greater than similarly situated institutions in other regions.

We depend to a significant extent upon wholesale and brokered deposits to satisfy funding needs.

We have relied to a significant extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Although funding sources amounted to 23.5% of our total deposits at December 31, 2008, a decrease from 30.6% of total deposits at December 31, 2007, if we are not successful in obtaining wholesale funding, we may be unable to continue our growth, or could experience contraction in our total assets. In addition, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC. Although the Bank is currently deemed to be well capitalized, a failure to continue to be well capitalized could also hurt our growth or cause our total assets to contract.

We operate in a highly competitive market and geographic area.

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

Our regulatory lending limit as of December 31, 2008 to any one customer or related group of customers was $26.9 million for unsecured loans and $44.7 million for secured loans. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

Moreover, both the Internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to compete will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Our success will depend on our ability to retain Betsy Z. Cohen, our Chief Executive Officer, and our senior management.

We believe that our future success will depend upon the expertise of, and customer relationships established by Betsy Z. Cohen, our chief executive officer, and other members of senior management. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to hire highly qualified and experienced personnel, our ability to attract deposits or loan customers may be materially adversely affected. The executive compensation restrictions currently, or that may in the future be, imposed on us as a result of our participation in the CPP or other government programs, may adversely affect our ability to retain or attract qualified personnel. If we cannot do so, we expect that our operations, income, and financial condition and competitive position will be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are the lessee of nine premises. Our banking and operations facilities occupy 33,950 square feet in Wilmington, Delaware under a lease expiring in 2018. The rent is currently $55,169 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $52,412 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We provided a letter of credit, $130,212 in outstanding principal amount as of December 31, 2008, as security under the lease. The letter of credit reduces $65,000 per year. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $10,657 per month for our two Philadelphia-area loan production offices, and $5,008 per month for our Maryland automobile leasing office. We pay $6,365 per month to a related party for our Florida leasing office. We also pay rent of $603 per month for a customer service space, principally an ATM and computer interfaces. We also hold a sublease on 23,255 square feet of space in Sioux Falls, South Dakota for our stored value card operations expiring in 2014. The rent is currently $36,634 per month. We have a lease for a sales office in Minnesota related to our stored value program for which we pay $1,458 per month. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

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

	High	Low
2007
March 31, 2007	$30.30	$23.40
June 30, 2007	$27.22	$21.18
September 30, 2007	$23.24	$16.70
December 30, 2007	$20.50	$11.75

2008
March 31, 2008	$15.52	$10.50
June 30, 2008	$13.10	$7.58
September 30, 2008	$8.82	$4.42
December 30, 2008	$5.80	$2.09

As of March 5, 2009, there were 14,563,919 shares of common stock outstanding held of record by 102 persons.

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

Our payment of dividends is subject to restrictions which we disclose in Item 1, “Business—Regulation under Banking Law.” In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarter’s dividends on our preferred stock.

In June 2007 we adopted a share repurchase plan that authorized us to purchase up to 750,000 shares of our common stock, currently representing approximately 5.1% of our current total common shares outstanding. Under the plan, we may make purchases from time to time through open market or privately negotiated transactions. This plan may be modified or discontinued at any time. Under the TARP agreement between us and the United States Treasury Department, we must obtain consent from the Treasury Department before we may pay any dividend on our common stock or before we may repurchase our common stock or any other equity securities, other than in connection with benefits plans consistent with prior practice. We have not repurchased any of our common stock under this plan.

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
1999 Omnibus plan	698,250	$11.57	185,250
2003 Omnibus plan	551,862	$10.87	—
2005 Omnibus plan	253,625	$16.36	669,000

Total	1,503,737	$12.12	854,250

**	All plans authorized have been approved by shareholders.

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

	Period ending
Index	12/23/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
The Bancorp, Inc.	100.00	100.00	106.25	185.00	84.13	23.44
Nasdaq Bank Stock Index	100.00	99.25	95.62	106.14	82.68	62.93
Nasdaq Composite Stock Index	100.00	100.82	102.07	111.79	123.76	72.99

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. We derived the selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Income Statement Data:
Interest income	$95,062	$106,537	$80,968	$47,134	$24,673
Interest expense	40,843	53,868	36,695	14,975	7,077

Net interest income	54,219	52,669	44,273	32,159	17,596
Provision for loan and lease losses	12,500	5,400	2,975	2,100	1,632

Net interest income after provision for loan and lease losses	41,719	47,269	41,298	30,059	15,964
Non-interest income (loss)	(7,603)	7,614	5,038	4,323	2,800
Non-interest expense	97,388	31,205	25,505	22,754	15,968

Net income (loss) before income tax (benefit)	(63,272)	23,678	20,831	11,628	2,796
Income tax (benefit)	(20,892)	9,338	8,331	4,181	(922)

Net income (loss)	(42,380)	14,340	12,500	7,447	3,718
Less preferred stock dividends and accretion	(243)	(68)	(75)	(598)	(817)
Less preferred stock conversion premium	—	—	—	(459)	—
Income allocated to Series A preferred shareholders	—	(115)	(110)	(72)	(323)

Net income (loss) available to common shareholders	$(42,623)	$14,157	$12,315	$6,318	$2,578

Net income (loss) per share—basic	$(2.93)	$1.02	$0.90	$0.49	$0.25

Net income (loss) per share—diluted	$(2.93)	$0.98	$0.86	$0.48	$0.24

Balance Sheet Data:
Total Assets	$1,792,375	$1,568,382	$1,334,838	$917,471	$576,279
Total loans, net of unearned costs (fees)	1,449,349	1,286,789	1,064,819	681,582	427,881
Allowance for loan and lease losses	17,361	10,233	8,400	5,513	3,593
Total cash and cash equivalents	179,506	82,158	137,121	117,093	19,503
Deposits	1,525,362	1,278,317	1,069,255	732,588	388,081
Short term borrowings	61,000	90,000	100,000	40,000	55,000
Shareholders’ equity	180,403	176,259	148,908	134,947	121,402
Selected Ratios:
Return on average assets	nm	1.04%	1.19%	1.02%	0.79%
Return on average common equity	nm	9.15%	8.90%	5.69%	3.94%
Net interest margin	3.44%	3.90%	4.32%	4.57%	3.86%
Book value per share(1)	$9.21	$12.01	$10.76	$9.80	$9.32
Selected Capital and Asset Quality Ratios:
Equity/assets	10.07%	11.24%	11.16%	14.71%	21.07%
Tier I capital to average assets	10.10%	9.18%	12.28%	15.90%	22.88%
Tier 1 capital to total risk-weighted assets	11.72%	10.15%	13.50%	17.94%	26.29%
Total Capital to total risk-weighted assets	12.87%	10.95%	14.28%	18.69%	27.04%
Allowance for loan and lease losses to total loans	1.20%	0.80%	0.79%	0.81%	0.84%
nm—	not meaningful.
(1)	Book value per share excludes the proceeds received and preferred shares issued under TARP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

We are a registered financial holding company whose principal asset is our wholly owned subsidiary bank. Since July 2000, when the Bank began banking operations, we have grown to $1.80 billion in consolidated assets as of December 31, 2008. We focus on two markets: small to mid-size businesses and their principals and affinity groups with their established membership, client or customer bases. We concentrate our lending activities in the Philadelphia-Wilmington area, while we draw our deposits from that area and from out of that area, principally through our affinity divisions. To a lesser extent, we obtain deposits from the open market as required to meet our loan funding needs.

On November 30, 2007, we completed the acquisition of the Stored Value Solutions (SVS) division of Marshall BankFirst. We issued 722,233 shares of our common stock and $48.5 million in cash for a total purchase price of $60.6 million. The acquisition added an additional funding source for loans as the division had approximately $380 million in deposits at December 31, 2008. To a lesser extent, we obtain deposits from the open market as required to meet our loan funding needs. Our lending activities emphasize commercial, industrial and construction loans secured by real estate and commercial real estate loans.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, have been subject to unprecedented turmoil. This turmoil has resulted in substantial declines in the availability of credit, the values of real estate and real estate-related assets, the availability of ready markets for those assets, and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we have incurred significant impairment charges on investment securities available for sale, materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined significantly. These conditions have also resulted in the impairment of the goodwill and other than temporary impairment on investment securities, which caused us to record a non-cash charge to earnings of $51.9 million for goodwill impairment and a non-cash charge of $19.9 million for other than temporary impairment. Continuation of current conditions could further harm our financial condition and results of operations. We discuss these effects in more detail elsewhere in this Item 7.

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

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses. Any such additional provisions for loan losses will be a direct charge to our earnings.

Our stock based compensation plans are based on the fair value of the share based compensation awards and include stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than temporary impairment (OTTI) condition. During 2008, the Company recognized OTTI on four structured credit securities of $19.9 million.

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired, our goodwill relates to value inherent in the Community Banking segment. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At least annually, management reviews the current operating environment and strategic direction of the Community Banking segment taking into consideration any events or changes in circumstances that may have an effect on the segment. A reporting unit is defined as an operating segment or one level below an operating segment. This input is then used to calculate the fair value of the reporting unit, including goodwill, which is compared to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of that reporting unit is not considered impaired. During the fourth quarter 2008 we performed our annual test of impairment of goodwill. The fair value of the Community Banking segment was less than the carrying value. Based on the results of our analysis, there was a pre-tax impairment charge of $51.9 million related to goodwill. See “Financial Condition—Goodwill Impairment” below, and Note B Item 15. Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Results of operations

Net Loss: fiscal 2008 compared to fiscal 2007. The net loss for fiscal 2008 was $42.4 million, compared to net income of $14.3 million for fiscal 2007. The loss in 2008 reflects a pre-tax impairment of goodwill charge of $51.9 million. For a discussion of our analysis of our goodwill and the resulting determination of impairment charge, see “Financial Condition—Goodwill Impairment.” Preferred stock dividends and net income (loss) allocated to preferred shareholders for fiscal 2008 were $243,000 compared to $183,000 for fiscal 2007, which resulted in net loss available to common shareholders of $42.6 million for fiscal 2008 as compared to net income of $14.2 million for fiscal 2007. The net loss per share was $2.93 for fiscal 2008 as compared to diluted net income per share of $0.98 for fiscal 2007.

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

Net Interest Income: fiscal 2008 compared to fiscal 2007. Our net interest income for fiscal 2008 increased to $54.2 million from $52.7 million for fiscal 2007, while our interest income for fiscal 2008 decreased to $ 95.1 million from $106.5 million for fiscal 2007. Our average loans increased to $1.4 billion for fiscal 2008 from $1.2 billion for fiscal 2007. The reason for the decreases in our interest income was the reductions in rates by the Federal Reserve beginning in the second half of 2007 throughout the year 2008. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for fiscal 2008 decreased to 3.44% from 3.90% for 2007, a decrease of 46 basis points (.46%). For fiscal 2008 the average yield on our interest-earning assets decreased to 6.04% from 7.89% for fiscal 2007, a decrease of 185 basis points (1.85%). The cost of interest-bearing deposits decreased to 3.22% for fiscal 2008 from 4.75% for fiscal 2007, a decrease of 153 basis points (1.53%), while the cost of interest-bearing liabilities decreased to 3.20% for fiscal 2008 from 4.77% for fiscal 2007, a decrease of 157 basis points (1.57%). The decrease in our interest margin was due to the rate reductions by the Federal Reserve, as a significant portion of the interest rates on the loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the Federal Reserve, and the related reductions in the rates payable by our loan assets. The decrease in both average yield and average cost was driven by market interest rate reduction. Average interest-bearing deposits increased to $1.14 billion from $1.04 billion, an increase of $99.0 million or 9.54%.

Net Interest Income: fiscal 2007 compared to fiscal 2006. Our interest income for fiscal 2007 increased to $ 106.5 million from $81.0 million for fiscal 2006, while our net interest income increased to $52.7 million from $44.3 million. Our average loans increased to $1.2 billion for fiscal 2007 from $849.6 million for fiscal 2006. The primary reason for the increase in our interest income as well as our net interest income was our ability to increase earning assets, in particular our loan portfolio, through organic growth.

Our net interest margin for fiscal 2007 decreased to 3.90% from 4.32% for 2006, a decrease of 42 basis points (.42%). For fiscal 2007 the average yield on our interest-earning assets decreased to 7.89% from 7.90% for fiscal 2006, a decrease of 1 basis point (.01%). The cost of interest-bearing deposits increased to 4.75% for fiscal 2007 from 4.47% for fiscal 2006, an increase of 28 basis points (.28%), while the cost of interest-bearing liabilities increased to 4.77% for fiscal 2007 from 4.49% for fiscal 2006, an increase of 28 basis points (.28%). The decrease in the net interest margin was the result of an increase in the cost of funds to 4.77% for fiscal 2007 from 4.49% for fiscal 2006. The increase in cost was driven by competition and greater demands for liquidity by banks. Average interest-bearing deposits increased to $1.04 billion from $773.9 million, an increase of $264.4 million or 34.2%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned (fees) costs	$1,408,041	$87,966	6.25%	$1,172,479	$96,690	8.25%
Investment securities	120,529	6,104	5.06%	115,078	6,699	5.82%
Interest bearing deposits	2,493	38	1.54%	3,319	76	2.29%
Federal funds sold	42,819	954	2.23%	59,686	3,072	5.15%

Net interest-earning assets	1,573,882	95,062	6.04%	1,350,562	106,537	7.89%
Allowance for loan and lease losses	(13,384)			(9,398)
Other assets	143,765			41,632

Total assets	$1,704,263			$1,382,796

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$242,859			$88,889
Interest bearing deposits
Interest checking	183,996	$4,481	2.44%	93,491	$2,841	3.04%
Savings and money market	498,156	13,222	2.65%	520,365	23,352	4.49%
Time	455,165	18,942	4.16%	424,448	23,120	5.45%

Total interest bearing deposits	1,137,317	36,645	3.22%	1,038,304	49,313	4.75%
Short term borrowings	107,365	2,446	2.28%	86,049	4,419	5.14%
Repurchase agreements	2,568	51	1.99%	3,006	52	1.73%
Subordinated debt	13,302	954	7.17%	1,033	84	8.13%
Short term note payable	16,193	747	4.61%	—	—

Net interest bearing liabilities	1,276,745	40,843	3.20%	1,128,392	53,868	4.77%
Other liabilities	5,375			6,955

Total liabilities	1,524,979			1,224,236
Shareholders’ equity	179,284			158,560

	$1,704,263			$1,382,796

Net yield on average interest earning assets		$54,219	3.44%		$52,669	3.90%

	Year ended December 31,
	2006
	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned (fees) costs	$849,640	$71,270	8.39%
Investment securities	112,843	6,542	5.80%
Interest bearing deposits	1,668	71	4.26%
Federal funds sold	60,939	3,085	5.06%

Net interest-earning assets	1,025,090	80,968	7.90%

Allowance for loan and lease losses	(6,774)
Other assets	34,151

	$1,052,467

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$90,144
Interest bearing deposits
Interest checking	60,990	$1,459	2.39%
Savings and money market	321,220	14,126	4.40%
Time	391,716	19,005	4.85%

Total interest bearing deposits	773,926	34,590	4.47%
Short term borrowings	38,862	2,043	5.26%
Repurchase agreements	4,140	62	1.50%
Long term note payable	—	—

Net interest bearing liabilities	816,928	36,695	4.49%
Other liabilities	5,005

Total liabilities	912,077
Shareholders’ equity	140,390

	$1,052,467

Net yield on average interest earning assets		$44,273	4.32%

In fiscal 2008, average interest-earning assets increased to $1.57 billion, an increase of $223.3 million, or 16.5% from fiscal 2007. During the same period, average loan balances increased $235.6 million or 20.1%. In fiscal 2007, average interest-earning assets increased to $1.35 billion, an increase of $325.5 million, or 31.8%, from fiscal 2006. During the same period, average loan balances increased $322.8 million, or 38.0%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2006 through 2008. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2008 versus 2007			2007 versus 2006
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate		Volume	Rate
Interest income:
Loans, net of unearned (fees) costs	$42,214	$(50,938)	$(8,724)	$26,602	$(1,182)	$25,420
Investment Securities	341	(936)	(595)	130	27	157
Interest bearing deposits	(16)	(22)	(38)	9	(4)	5
Federal funds sold	(704)	(1,414)	(2,118)	(69)	56	(13)

Total interest earning assets	41,835	(53,310)	(11,475)	26,672	(1,103)	25,569

Interest expense:
Interest checking	$2,063	$(423)	$1,640	$917	$465	$1,382
Savings and money market	(958)	(9,172)	(10,130)	8,931	295	9,226
Time	1,848	(6,026)	(4,178)	1,667	2,448	4,115

Total deposit interest expense	2,953	(15,621)	(12,668)	11,515	3,208	14,723
FHLB advances	1,583	(3,556)	(1,973)	1,869	(46)	1,823
Subordinated debt	879	(9)	870	84	—	84
Short term note payable	747	—	747	—	—	—
Other borrowed funds	62	(63)	(1)	297	246	543

Total interest expense	6,224	(19,249)	(13,025)	13,765	3,408	17,173

Net interest income:	$35,611	$(34,061)	$1,550	$12,907	$(4,511)	$8,396

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $12.5 million for fiscal 2008, $5.4 million for fiscal 2007 and $3.0 million for 2006. The increase of $7.1 million in the provision in 2008 as compared to 2007 is based on our review of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions, as well as, an increase in our non-performing loans. At December 31, 2008, our allowance for loan and lease losses amounted to $17.4 million or 1.20% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $12.3 million before an other than temporary impairment loss of $19.9 million for fiscal 2008 as compared to $7.6 million for fiscal 2007, an increase of $4.7 million or 61.3%. The primary reason for the increase in our core non-interest income was a result of $8.8 million of prepaid card fees we earned as a result of a full year of operations of SVS. The $19.9 million of other than temporary impairment on our investment securities was attributable to four structured finance securities. Based on management’s periodic review of the portfolio which includes reviewing the current market, the collateral and the securities performance led management to determine that these investments had become “other than temporarily impaired” under GAAP. Leasing income decreased $2.0 million to $115,000 for fiscal 2008. The decrease in income is due to the effect of decreased resale value of commercial vehicles in the secondary market, and a gain on sale of lease assets at the end of a lease with a large leasing relationship in 2007. Other income decreased to $978,000 in fiscal 2008 from $2.9 million in fiscal 2007, a decrease of $2.0 million. The decrease in income was due to income of $1.4 million received in 2007 from a MasterCard stock conversion, which did not recur in 2008.

Non-interest income was $7.6 million for fiscal 2007 as compared to $5.0 million for fiscal 2006, an increase of $2.6 million or 51.1%. There were $2,000 in gains on sales of investment securities in fiscal 2007 as compared to no gains on sales of investment securities for fiscal 2006. Gains (or losses) on sales of investment securities vary from transaction to transaction, and the timing of these transactions also may vary. As a result, there may be significant variation in the amount of our gains (or losses) from period to period. The principal reasons for the increase of non-interest income were an increase in leasing income and an increase in other income. Leasing income increased to $2.1 million in fiscal 2007 from $1.4 million in fiscal 2006, an increase of $672,000. The increase in leasing income resulted from a gain on sale of lease assets at the end of a lease with a large leasing relationship. Other income increased to $3.3 million in fiscal 2007 from $1.0 million in fiscal 2006, an increase of $2.3 million. Approximately $1.4 million of the increase was income received from a MasterCard stock conversion. The acquisition of SVS had a limited impact on the 2007 non-interest income since the acquisition did not close until the last month of 2007.

Non-Interest Expense. Total non-interest expense was $97.4 million for fiscal 2008, as compared to $31.2 million for fiscal 2007, an increase of $66.2 million or 212.1%. The Company recorded a $51.9 million impairment charge related to goodwill in 2008. Salaries and employee benefits amounted to $21.3 million for fiscal 2008 as compared to $14.9 million for fiscal 2007. The increase in salaries and employee benefits resulted from an increase in commercial lending and private client staffs as well as the addition of approximately 90 employees from the acquisition of SVS. It also reflects annual salary increases between 3% to 5% to our employees. Occupancy expense increased to $4.7 million from $2.9 million for fiscal 2008, an increase of $1.7 million or 58.2% from the same time period in 2007. The increase is a result of two new office space leases as a result of our acquisition of SVS, the relocation of our banking and operations facilities, and an increase in depreciation and amortization as a result of $6.8 million in additional fixed assets comprised of $2.5 million in the SVS acquisition and $4.3 million due to company growth. Data processing expense increased to $4.2 million for fiscal 2008, an increase of $1.2 million or 42.7%. This increase is a result of growth in our account base, in particular health savings accounts in our affinity group programs, as well as upgrades to our computer system. Professional fees increased to $2.7 million for fiscal 2008, an increase of $598,000 or 29.0%. The increase is a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. Other expense increased to $10.9 million for fiscal 2008, an increase of $3.2 million or 41.9%. This is a result of increases in loan processing, FDIC insurance, employee travel, and other operational expense. Our loan fee-related expenses increased from $405,000 to $872,000 from fiscal 2007 as compared to fiscal 2008. The increase in loan and service related expense is primarily due to the increase in costs associated with managing our loan portfolio. Under current economic conditions, as well as the expansion of that portfolio. FDIC insurance increased 79.2% to $795,000 from $443,600 in 2007 as a result of increased insurance assessments. Phone and postage as well as employee travel expense increased to $2.4 million in fiscal 2008 from $1.6 million as a result of business expansion and acquisition of SVS. Other operational expense increased $777,000 from $1.4 million for fiscal 2007 to $2.1 million in 2008 primarily due to an increase in cost related to a program we initiated to expand our retirement account business.

Non-interest expense was $31.2 million for fiscal 2007, as compared to $25.5 million for fiscal 2006, an increase of $5.7 million or 22.3%. Salaries and employee benefits amounted to $14.9 million for fiscal 2007 as compared to $12.4 million for fiscal 2006. The increase reflects the addition of the employees from the SVS acquisition as well as additional staff required for expanding our commercial lending and affinity division operations. It also reflects annual salary increases of 3% to 5% to our employees. Computer expense increased to $2.9 million for fiscal 2007, an increase of $485,000 or 20.0%. Professional fees increased to $2.1 million for fiscal 2007, an increase of $231,000 or 12.6%. The increase reflects increases in outsourced internal audit expense due to our growth. Other expense increased to $7.7 million for fiscal 2007, an increase of $2.1 million or 36.7%. The increase is the result of increases in a variety of expense categories all of which were associated with the growth of our company.

Income Tax Benefit and Expense

Our income tax benefit for fiscal 2008 was $20.9 million as compared to $9.3 million income tax expense in fiscal 2007. Our effective rate for 2008 was 33.02% as compared to our effective tax rate for 2007 of 39.44%. The income tax benefit resulted primarily from the impairment charges for tax deductible goodwill.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

Our primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $247.0 million in fiscal 2008, $209.1 million in fiscal 2007 and $336.7 million in fiscal 2006. While we do not have a traditional branch system, we feel that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. Because of the model, we have not experienced significant swings in liquidity and would expect that to continue in the future.

Our principal source of day-to-day liquidity is through wholesale, secured borrowing lines from the Federal Home Loan Bank of Pittsburgh (FHLB) and our correspondent banks, which include Atlantic Central Bankers Bank, M&I Bank and Silverton Bank. We have a $298.8 million line of credit with the Federal Home Loan Bank and $55.5 million in additional lines of credit with correspondent banks. As of December 31, 2008, we had $60.0 million of outstanding Federal Home Loan Bank advances, we had $1.0 million outstanding with Silverton Bank and we did not have any outstanding amounts on our correspondent bank federal funds lines at December 31, 2008. We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks as well as repurchase agreements, as a supplemental funding source. During most of the year, we have accessed these lines to provide funds for asset growth in excess of deposit growth. At no time during the year did we experience any difficulties accessing these lines and, as a result, we have not experienced the liquidity and credit problems faced by many financial and commercial institutions. However, we continue actively to monitor our position.

We also use the broker certificate of deposit market as a significant funding source. Brokered funds amounted to $357.8 million, $390.7 million, and $435.8 million, at December 31, 2008, 2007 and 2006, respectively. As part of our asset and liability management process, we review the maturities of our broker certificates of deposit in light of our expected deposit inflows and the amount of funding we anticipate will be necessary for lending purposes. The use of broker certificates of deposit as a funding source is a strategy we employ to match funds against fixed rate loans as well as to manage the inherent lags between loan funding and deposit gathering. While broker certificates of deposit can be a volatile source of funding, we believe that the principal factor in attracting such deposits, as with other time deposits, is the interest rate offered. As a result, in a rising interest rate environment our cost of funds will also rise to the extent we seek to replace maturing broker certificates of deposit with similar funds rather than with increased core deposits or borrowings under our lines of credit with the Federal Home Loan Bank and our correspondent banks.

In addition to the above sources of funding, during 2008, we sold $45.2 million of senior preferred stock to the U.S. Department of the Treasury under its TARP Capital Purchase Program. In the transaction, the U.S. Treasury purchased 45,220 shares of newly issued, non-voting Series B senior preferred stock with an aggregate liquidation preference of $45.2 million and an initial annual dividend of 5% for the first five years. The U.S. Treasury also received warrants to purchase 1,960,405 shares of our common stock at an exercise price of $3.46 per share, which was based upon the 20 day average prior to the approval date.

Funding was directed primarily at cash outflows required for loans, which were $167.9 million in fiscal 2008, $225.2 million in fiscal 2007 and $383.3 million in fiscal 2006. At December 31, 2008, we had outstanding commitments to fund loans, including unused lines of credit, of $317.1 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill. At December 31, 2008 both we and the Bank were “well capitalized” under banking regulations.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk- weighted assets ratio	Total capital to risk- weighted assets ratio

AS OF DECEMBER 31, 2008
The Company	10.10%	11.72%	12.87%
The Bancorp Bank	9.24%	10.75%	11.91%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2007
The Company	9.18%	10.15%	10.95%
The Bancorp Bank	8.86%	9.81%	10.61%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest-earning assets, other than those with short term maturities. We do not own any trading assets and we do not have any hedging transactions in place such as interest rate swaps.

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2008. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans, net of unearned (fees) costs	$745,277	$166,423	$317,632	$123,849	$96,168
Investments securities	40,164	—	20,712	1,334	44,248
Interest bearing deposits	1,033	—	—	—	—
Federal funds sold	87,729	—	—	—	—

Total interest earning assets	874,203	166,423	338,344	125,183	140,416

Interest bearing liabilities:
Interest checking	125,197	—	125,197	—	—
Savings and money market	138,527	—	415,581	—	—
Time deposits	369,779	10,543	525	—	—
Securities sold under agreements to repurchase	9,419	—	—	—	—
Federal Home Loan Bank advances	60,000	—	—	—	—
Short term borrowings	1,000	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	707,323	10,543	541,303	10,000	—

Gap	$166,880	$155,880	$(202,959)	$115,183	$140,416

Cumulative gap	$166,880	$322,760	$119,801	$234,984	$375,400

Gap to assets ratio	9%	9%	-11%	6%	8%
Cumulative gap to assets ratio	9%	18%	7%	13%	21%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MPVE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2008.

	Net portfolio value at December 31, 2008		Net interest income
Rate scenario	Amount	Percentage change	Amount	Percentage change
	(dollars in thousands)
+200 basis points	286,129	11.32%	71,739	13.70%
+100 basis points	271,269	5.54%	61,186	6.48%
Flat Rate	257,034	0.00%	63,096	0.00%
-100 basis points	242,313	-5.73%	59,616	-5.52%
-200 basis points	226,152	-12.01%	55,404	-12.19%

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

Financial Condition

General: Our total assets at December 31, 2008 were $1.80 billion, of which total loans were $1.45 billion, or 80.9% and investment securities were $106.5 million, or 5.9%, while our total assets at December 31, 2007 were $1.57 billion, of which total loans were $1.29 billion, or 82.1% and investment securities were $122.2 million or 7.8%.

Investment portfolio. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate. In fiscal 2008, the Company took an OTTI charge of $19.9 million related to collateralized debt obligations classified in its other securities portfolio. Debt securities which the Company has the intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2008, 2007 and 2006, our investments were categorized as available for sale and held to maturity (dollars in thousands).

	Available for sale December 31, 2008		Held to maturity December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government agency securities	$59,982	$60,876	$—	$—
Mortgage backed securities	15,102	15,021	—	—
Other securities	7,128	7,032	23,529	18,408

	$82,212	$82,929	$23,529	$18,408

	Available for sale December 31, 2007		Available for sale December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government agency securities	$59,967	$60,319	$59,952	$58,625
Mortgage backed securities	13,982	13,353	5,726	5,219
Other securities	51,674	48,543	52,193	52,102

	$125,623	$122,215	$117,871	$115,946

Management evaluated our investment portfolio and has expressed the intention to hold a portion of our investment securities to maturity. As a result, investment securities with a fair value of $30.5 million were transferred to held to maturity securities from available for sale on July 1, 2008, of which $23.5 million remain after recording OTTI charges.

Investment securities with a carrying value of $30.9 million at December 31, 2008, $73.7 million at December 31, 2007 and $63.8 million at December 31, 2006, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution at their carrying value and the weighted average yields of our investment securities portfolio as of December 31, 2008 (dollars in thousands):

Available for sale	Less than one year	Average yield	one to five years	Average yield	Over ten years	Average yield	Total
US Government agencies	$40,164	3.74%	$20,712	4.35%			$60,876
Mortgage-backed securities			1,334	4.10%	13,687	5.49%	15,021
Other securities					711	0.00%	711
Federal Home Loan Bank and Atlantic
Central Banker Bank Stock					6,321		6,321

Total	$40,164		$22,046		$20,719		$82,929

Weighted average yield		3.74%		4.22%		3.63%

Held to Maturity	Over ten years	Average yield	Total
Other securities	23,529	6.62%	$23,529

Total	$23,529		$23,529

Weighted average yield		6.62%

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

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 purchased a participation in a loan originated by an affiliated third party, one of which paid off prior to year end. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2008, we had $5.0 million in participations sold, all of which were sold without recourse to us. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2008, commercial, construction and commercial mortgage loans made up $1.1 billion or 79.21% of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31, 2008 Amount	December 31, 2007 Amount	December 31, 2006 Amount	December 31, 2005 Amount	December 31, 2004 Amount
Commercial	$353,219	$325,166	$199,397	$119,654	$89,327
Commercial mortgage	488,986	369,124	327,639	190,153	140,755
Construction	305,889	307,614	275,079	168,149	97,239

Total commercial loans	1,148,094	1,001,904	802,115	477,956	327,321
Direct financing leases, net	85,092	89,519	92,947	81,162	44,795
Residential mortgage (1)	57,636	50,193	62,413	62,378	31,388
Consumer loans and others	157,446	144,882	108,374	61,017	24,894

	1,448,268	1,286,498	1,065,849	682,513	428,398
Deferred loan costs (fees)	1,081	291	(1,030)	(931)	(517)

Total loans, net of deferred loan costs (fees)	$1,449,349	$1,286,789	$1,064,819	$681,582	$427,881

(1)	Includes loans held for sale of $3.0 million at December 31, 2006 and $805,000 at December 31, 2005. There were no loans available for sale in the other reported periods.

At December 31, 2008, construction loans included $163.7 million of 1-4 family construction and the remaining amount of $142.2 million was made up of commercial construction, acquisition and development.

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2008
	Within One Year	One to Five Years	After Five Years	Total
	(in thousands)
Commercial and commercial mortgage	$327,262	$402,427	$112,516	$842,205
Construction	255,095	38,480	12,314	$305,889

	$582,357	$440,907	$124,830	$1,148,094

Loans at fixed rates		$153,792	$13,353	$167,145
Loans at variable rates		$287,115	$111,477	$398,592

Total		$440,907	$124,830	$565,737

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool (including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and statistical information from various industry reports such as the FDIC’s Quarterly Banking Profile) to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as: current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. Our chief risk officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently from management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans 90 days or more past due or that have been previously adversely classified. Pursuant to these parameters, approximately 72% of our loans are subject to the loan review department’s oversight.

While there have been unprecedented disruptions in the credit markets beginning in the second half of 2007, which resulted in significant increases in default and delinquencies in, and devaluation of assets linked directly or indirectly to U.S. residential real estate, since the assets securing our loans are predominantly commercial real estate, we have not experienced as significant an increase in delinquencies or defaults relative to our total assets or to delinquencies and defaults as that experienced by many other institutions. Accordingly, we do not currently foresee a material change in our loan portfolio performance. Although we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases.

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2008, 2007, 2006, 2005 and 2004:

	December 31, 2008		December 31, 2007		December 31, 2006
	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans
Commercial	$3,172	24.39%	$2,290	25.28%	$1,666	18.71%
Commercial mortgage	6,124	33.76%	2,845	28.69%	2,440	30.74%
Construction	5,543	21.12%	2,220	23.91%	2,080	25.81%
Direct financing leases, net	340	5.88%	682	6.96%	1,005	8.72%
Consumer loans	603	10.87%	691	11.26%	517	10.17%
Residential mortgage	1,430	3.98%	1,181	3.90%	684	5.85%
Unallocated	149		324		8

	$17,361	100.00%	$10,233	100.00%	$8,400	100.00%

	December 31, 2005		December 31, 2004
	Allowance	% Loan Type to Total Loans	Allowance	% Loan Type to Total Loans
Commercial	$1,200	17.53%	$862	20.85%
Commercial mortgage	1,697	27.86%	1,257	32.86%
Construction	1,118	24.64%	646	22.70%
Direct financing leases, net	975	11.89%	535	10.45%
Consumer loans	365	8.94%	70	5.81%
Residential mortgage	139	9.14%	143	7.33%
Unallocated	19		80

	$5,513	100.00%	$3,593	100.00%

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$10,233	$8,400	$5,513	$3,593	$1,991

Loans charged-off:
Commercial	733	2,545	8	123	10
Lease financing	55	35	93	70	—
Construction	2,744	1,084	—	—	—
Residential mortgage	1,992	—	—	—	—
Consumer	9	8	—	2	20

Total	5,533	3,672	101	195	30

Recoveries:
Consumer	4	14	1	—	—
Lease financing	5	8	—	—	—
Construction	152	10	—	—	—
Commercial	—	73	12	15	—

Total	161	105	13	15	—

Net charge-offs (recoveries)	5,372	3,567	88	180	30
Provision charged to operations	12,500	5,400	2,975	2,100	1,632

Balance in allowance for loan and lease losses at end of period	$17,361	$10,233	$8,400	$5,513	$3,593

Net charge-offs/average loans	0.38%	0.30%	0.01%	0.03%	0.01%

The increase in charge-offs in 2008 was primarily the result of one residential mortgage loan and one construction loan.

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

	December 31,
	2008	2007	2006	2005	2004
	Amount	Amount	Amount	Amount	Amount
Non-accrual loans	$8,729	$1,169	$—	$—	$205
Loans past due 90 days or more	4,055	8,673	668	538	228

Total Non-Performing loans	12,784	9,842	668	538	433
Other real estate owned	4,600	—	—	—	—

Total Non-Performing assets	$17,384	$9,842	$668	$538	$433

Non-accruing loans increased $7.6 million to $8.7 million at December 31, 2008, as compared to $1.2 million at December 31, 2007. The higher level of non-accruing loans was mainly due to an increase in the nonaccrual status of residential construction and commercial mortgage loans during 2008. The increase in other real estate owned is the result of a foreclosure on a single residential mortgage loan which had been placed on non-accrual status in the first quarter of 2008.

Goodwill Impairment. We test goodwill annually for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. A reporting unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or one level below an operating segment. This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any. We review goodwill for impairment annually as of December 31 or more frequently if indicators of impairment exist. Goodwill has been assigned to the Community Banking operating segment for purposes of impairment testing.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for the Community Banking unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The discount rate used in the income approach for the Community Banking unit evaluated at December 31, 2008 was 20%. The market approach calculates the change of control price a market participant would pay for a firm by adding a change of control premium to the trading value of the firm. This valuation approach assumes that the trading level of a firm accurately reflects its intrinsic value and the intrinsic value of the reporting unit. As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at December 31, 2008, the Community Banking segment’s carrying value exceeded the fair value which required a Step 2 analysis.

Based on the fair value being less than the carrying value a Step 2 analysis, which involves a valuation of all of the assets of the Banking segment as if it had just been acquired and comparing that with the carrying amount of goodwill, was performed. The results of the Step 2 analysis determined that goodwill was impaired, which resulted in a pre-tax impairment charge of $51.9 million.

Deposits. A primary source for funding is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, we expect that our current deposit growth will continue with the acquisition of SVS and continued growth in the HSA division, as our penetration into the our current affinity customer base and high deductible plans continue to gain prominence in the market. We maintain deposits for various affiliated companies totaling approximately $24.9 million at December 31, 2008, as compared to $115.8 million at December 31, 2007. The majority of these deposits are short-term in nature and rates are consistent with market rates. At December 31, 2008, we had total deposits of $1.53 billion as compared to $1.28 billion at December 31, 2007, an increase of $247.0 million or 19.3%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	December 31, 2008		December 31, 2007		December 31, 2006
	Average balance	Average Rate	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$242,859	—	$88,889	—	$90,144	—
Interest checking	183,996	2.44%	93,491	3.04%	60,990	2.39%
Savings and money market	498,156	2.65%	520,365	4.49%	321,220	4.40%
Time	455,165	4.16%	424,448	5.45%	391,716	4.85%

Total deposits	$1,380,176	2.66%	$1,127,193	4.37%	$864,070	4.00%

At December 31, 2008, we had $380.3 million of certificate of deposit accounts maturing in one year or less. At December 31, 2008, 2007 and 2006, approximately 23.5%, 30.6% and 43.6% respectively, of deposits consisted of brokered or wholesale deposits. Brokered and wholesale deposits tend to be more sensitive to movements in market interest rates when compared with other types of deposits, and thus may result in our deposit base being less stable than if we had a greater proportion of our deposits in core deposits such as savings and checking accounts. Use of brokered or wholesale deposits may also increase our cost of deposits. We believe, based on our capital ratios, that we will continue to have access to sufficient amounts of brokered or wholesale deposits which, together with our other funding sources, will provide us with the means of funding our loan growth.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2008, was as follows:

Amount
(thousands)
Three months or less	$11,948
Three to six months	6,840
Six to twelve months	3,703
Greater than twelve months	525

Total	$23,016

Borrowings: We had $60.0 million at December 31, 2008, $90.0 million at December 31, 2007, and $100.0 million at December 31, 2006, in advances outstanding from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands. The Bank also has several lines of credit with correspondent institutions, which we discussed in “Liquidity and Capital Resources,” of which $1.0 million was outstanding at December 31, 2008. We do not have any policies prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the lines of credit will continue to be from the Federal Home Loan Bank system.

	As of or for the year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$9,419	$3,846	$8,145
Average during the year	2,568	3,969	4,140
Maximum month-end balance	9,419	6,798	9,702
Weighted average rate during the year	1.99%	1.73%	1.50%
Rate at December 31	1.57%	2.07%	1.98%

Short-term borrowings and federal funds purchased
Balance at year-end	$61,000	$90,000	$100,000
Average during the year	123,558	83,866	38,862
Maximum month-end balance	203,250	230,000	100,000
Weighted average rate during the year	2.50%	5.14%	5.26%
Rate at December 31	0.67%	3.84%	5.44%

As of December 31, 2008, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts). In each case, we own all the common securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

•

The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each successive distribution date at an annual rate equal to 3-month LIBOR plus 3.25%.

•

The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and currently bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2008 were our commitments to extend credit, which were approximately $299.4 million, and standby letters of credit, which were approximately $17.7 million, at December 31, 2008.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2008 (in thousands):

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on non-cancellable operating leases	$14,007	$2,013	$3,653	$3,688	$4,653
Remaining contractual maturities of time deposits	380,847	380,322	525	—	—
Loan commitments	299,389	110,850	40,298	4,205	144,036
Subordinated debenture	13,401	—	—	—	13,401
Dividends Preferred Stock (1)	31,650	2,261	4,522	4,522	20,345
Standby letters of credit	17,672	11,271	6,229	172	—

Total	$756,966	$506,717	$55,227	$12,587	$182,435

(1)	Term is unlimited, presentation assumes a 10 year term for this table.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company has adopted FASB No. 157, Fair Value Measurements, in 2008. Additionally, as discussed in Note B to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bancorp, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2009 expressed an unqualified opinion on internal control effectiveness.

/s/    Grant Thornton LLP

Philadelphia, Pennsylvania

March 20, 2009

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007
	(dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$90,744	$21,121
Interest bearing deposits	1,033	20,254
Federal funds sold	87,729	40,783

Total cash and cash equivalents	179,506	82,158

Investment securities, available-for-sale, at fair value	82,929	122,215
Investment securities, held-to-maturity (fair value $18,408 and $0, respectively)	23,529	—
Loans, net of deferred loan costs	1,449,349	1,286,789
Allowance for loan and lease losses	(17,361)	(10,233)

Loans, net	1,431,988	1,276,556

Premises and equipment, net	8,279	6,660
Accrued interest receivable	7,799	9,686
Goodwill	—	50,173
Intangible assets net	11,005	12,006
Other real estate owned	4,600	—
Deferred tax asset net	22,847	4,341
Other assets	19,893	4,587

Total assets	$1,792,375	$1,568,382

LIABILITIES
Deposits
Demand (non-interest bearing)	$340,013	$242,164
Savings, money market and interest checking	804,502	622,090
Time deposits	357,831	390,684
Time deposits, $100,000 and over	23,016	23,380

Total deposits	1,525,362	1,278,318

Securities sold under agreements to repurchase	9,419	3,846
Short-term borrowings	61,000	90,000
Accrued interest payable	2,475	4,865
Subordinated debentures	13,401	13,401
Other liabilities	315	1,693

Total liabilities	1,611,972	1,392,123

SHAREHOLDERS’ EQUITY
Preferred stock—authorized 5,000,000 shares Series A, $0.01 par value; 108,136 and 111,585 shares issued and outstanding in 2008 and 2007	1	1
Series B, $1,000 liquidation value; 45,220 shares issued and outstanding at December 31, 2008	39,028	—
Common stock—authorized, 20,000,000 shares of $1.00 par value; issued shares 14,563,919 and 14,560,470 at December 31, 2008 and 2007, respectively	14,563	14,560
Additional paid-in capital	145,156	138,808
(Accumulated deficit) retained earnings	(17,517)	25,106
Accumulated other comprehensive loss	(828)	(2,216)

Total shareholders’ equity	180,403	176,259

Total liabilities and shareholders’ equity	$1,792,375	$1,568,382

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2008	2007	2006
	(dollar in thousands, except per share data)
Interest income
Loans, including fees	$87,966	$96,690	$71,270
Investment securities	6,104	6,699	6,542
Federal funds sold	954	3,072	3,085
Interest bearing deposits	38	76	71

	95,062	106,537	80,968

Interest expense
Deposits	36,645	49,313	34,590
Securities sold under agreements to repurchase	51	52	62
Short-term borrowings	3,193	4,419	2,043
Subordinated debentures	954	84	—

	40,843	53,868	36,695

Net interest income	54,219	52,669	44,273
Provision for loan and lease losses	12,500	5,400	2,975

Net interest income after provision for loan and lease losses	41,719	47,269	41,298

Non-interest income
Service fees on deposit accounts	1,184	901	849
Merchant credit card deposit fees	973	1,004	1,080
Stored value processing fees	8,768	369	—
Other than temporary impairment of investment securities	(19,886)	—	—
Loss on sales of investment securities	—	(2)	—
Leasing income	115	2,104	1,432
ACH processing fees	265	299	657
Other	978	2,939	1,020

Total non-interest income (loss)	(7,603)	7,614	5,038

Non-interest expense
Salaries and employee benefits	21,302	14,917	12,410
Occupancy expense	4,662	2,947	2,666
Data processing expense	4,157	2,914	2,429
Advertising	776	653	527
Professional fees	2,660	2,062	1,831
Amortization of intangibles	1,001	—	—
Impairment of goodwill	51,888	—	—
Other	10,942	7,712	5,642

Total non-interest expense	97,388	31,205	25,505

Net income (loss) before income tax	(63,272)	23,678	20,831
Income tax (benefit)	(20,892)	9,338	8,331

Net income (loss)	(42,380)	14,340	12,500

Less preferred stock dividends and accretion	(243)	(68)	(75)
Income allocated to Series A preferred shareholders	—	(115)	(110)

Net income (loss) available to common shareholders	$(42,623)	$14,157	$12,315

Net income (loss) per share—basic	$(2.93)	$1.02	$0.90

Net income (loss) per share—diluted	$(2.93)	$0.98	$0.86

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(Dollars and share information in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
	(Dollars and share information in thousands)
Balance at December 31, 2005	$13,637	$2	$124,278	$(1,544)	$(1,426)		$134,947
Net Income				12,500		12,500	12,500
Series A Preferred Shares converted to Common Shares	14	(1)	(13)				—
Common Stock issued from stock-based compensation grants, net of excess tax benefits	73		981				1,054
Cash dividends on Series A preferred stock				(75)			(75)
Stock-based compensation			326				326
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	156	156	156

Total other comprehensive income						12,656

Balance at December 31, 2006	13,724	1	125,572	10,881	(1,270)		148,908

Cumulative effect of change in Accounting Principle Fin-48 Accounting for Uncertainty in Income Taxes				(47)			(47)
Balance at January 1, 2007	13,724	1	125,572	10,834	(1,270)	12,656	148,861

Net Income				14,340		14,340	14,340
Series A Preferred Shares converted to Common Shares	7		(7)				—
Common Stock issued from stock-based compensation grants, net of excess tax benefits	106		1,523				1,629
Common Stock issued during the acquisition of Stored Value Solutions	723		11,389				12,112
Cash dividends on Series A preferred stock				(68)			(68)
Stock-based compensation			331				331
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(946)	(946)	(946)

						$13,394

Balance at December 31, 2007	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259

Net Income (loss)				(42,380)		(42,380)	(42,380)
Series A Preferred Shares converted to Common Shares	3		(3)				—
Series B Preferred Shares issued to US Treasury		38,969					38,969
Common stock warrant			6,251				6,251
Cash dividends on preferred stock				(184)			(184)
Accretion of Series B preferred shares		59		(59)			—
Stock-based compensation			100				100
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	1,388	1,388	1,388

						$(40,992)

Balance at December 31, 2008	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$(42,380)	$14,340	$12,500
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,476	1,644	1,997
Other than temporary impairment on investment securities	19,886	—	—
Provision for loan and lease losses	12,500	5,400	2,975
Net amortization of investment securities discounts/premiums	165	(514)	(1)
Net loss on sales of investment securities	—	2	—
Net gain on sales of fixed assets	(10)	(2)	—
Net gain on sales of loans	—	(3)	—
Stock-based compensation	100	331	326
Mortgage loans originated for sale	(5,016)	(6,831)	(13,800)
Sale of mortgage loans originated for resale	5,034	6,866	13,879
Gain on sale of mortgage loans originated for resale	(18)	(35)	(79)
Impairment of goodwill	51,888
Deferred income tax expense (benefit)	(19,254)	171	552
Decrease (increase) in accrued interest receivable	1,612	(1,149)	(3,697)
(Decrease) increase in interest payable	(2,390)	(1,611)	5,698
Decrease (increase) in other assets	(20,891)	235	(2,022)
Increase (decrease) in other liabilities	(2,126)	1,568	(196)

Net cash provided by operating activities	2,576	20,412	18,132

Investing activities
Purchase of investment securities available for sale	(13,514)	(21,129)	(13,529)
Proceeds from redemptions and repayments available for sale	11,631	12,231	—
Proceeds from calls/maturity of investment securities available for sale	—	1,308	1,416
Net cash paid due to acquisitions, net of cash acquired	—	(50,423)	—
Net increase in loans	(167,894)	(225,156)	(383,325)
Purchases of premises and equipment	(4,104)	(1,854)	(1,549)

Net cash used in investing activities	(173,881)	(285,023)	(396,987)

Financing activities
Net increase in deposits	247,044	209,063	336,667
Net (decrease) increase in securities sold under agreements to repurchase	5,573	(4,299)	1,237
(Payments) proceeds from short term borrowings	(29,000)	(10,000)	60,000
Dividends on Series A and B preferred stock	(184)	(68)	(75)
Net proceeds from the exercise of share based payments	—	1,284	775
Excess tax benefit from share based payment arrangements	—	267	279
Issuance of subordinated debentures	—	13,401	—
Proceeds from issuance of preferred stock	45,220	—	—

Net cash provided by financing activities	268,653	209,648	398,883

Net increase (decrease) in cash and cash equivalents	97,348	(54,963)	20,028
Cash and cash equivalents, beginning of year	82,158	137,121	117,093

Cash and cash equivalents, end of year	$179,506	$82,158	$137,121

Supplemental disclosure:
Interest paid	$43,318	$55,479	$30,997

Taxes paid	$5,291	$7,903	$9,347

Transfer of assets from loans to other real estate owned	$4,600	$1,566	$—

Transfer of investment securities available for sale to held to maturity	$30,455	$—	$—

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware Corporation and is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company operates as a financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC)-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related leasing and financial services nationally, which includes private label banking, health savings accounts and prepaid debit cards. The principal medium for the delivery of the Company’s banking and financial services are the Internet.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Any impairment loss related to goodwill and other intangible assets is reflected as other noninterest expense in the statement of operations in the period in which the impairment was determined.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, interest bearing accounts and amounts due from banks with an original maturity of three months or less and federal funds sold.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity (HTM) are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available for sale (AFS). Net unrealized gains and losses for such securities, net of tax effect, are reported as other comprehensive income (loss) and excluded from the determination of net income (loss). The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company follows Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. The Company uses various indicators in determining whether a security is other-than-temporarily impaired, including for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings could affect the estimated cash flows of the underlying collateral or issuer.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2008 and 2007, the Company had no loans available for sale.

FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee.

5. Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

6. Internal Use Software

Under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal-use software project and interest costs incurred, if material, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2008, the Company had unamortized software costs of approximately $265,000. The Company recorded amortization expense of approximately $18,000, $133,000 and $216,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

8. Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) adopted at January 1, 2006 under the modified prospective application method of transition. The expense of the option is generally measured at fair value at the grant date

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or estimated fair value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over fair value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. At December 31, 2008 we recorded $4.6 million of other real estate owned. At December 31, 2007, we did not have other real estate owned.

10. Advertising Costs

The Company expenses advertising cost as incurred.

11. Earnings (Loss) per Share

The Company calculates earnings per share under the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share exclude dilution and are computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	Year ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings (loss) per share
Net (loss) available to common shareholders	$(42,623)	14,563,182	$(2.93)
Effect of dilutive securities
Options	—	—	—

Diluted earnings (loss) per share
Net (loss) available to common stockholders plus assumed conversions	$(42,623)	14,563,182	$(2.93)

At December 31, 2008, 108,136 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because, upon their assumed conversion to common stock, they were anti-dilutive to diluted earnings per share. Series B preferred stock 45,220 shares are outstanding but were not included in the computation of diluted per share because they are non-convertible to common stock. Stock options for 1,503,737 shares of common stock at exercise prices of $10.00 to $25.43 per

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share were outstanding at December 31, 2008 but were not included in the weighted average shares because the exercise price was greater than the average market price.

	Year ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands)
Basic earnings per share
Net income available to common shareholders	$14,157	13,859,066	$1.02
Effect of dilutive securities
Options	—	537,003	(0.04)

Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$14,157	14,396,069	$0.98

At December 31, 2007, 111,585 shares of convertible Series A Preferred Stock were outstanding but were not included in the computation of diluted earnings per share because, upon their assumed conversion to common stock, they were anti-dilutive to diluted earnings per share. Stock options for 12,000 shares of common stock at exercise prices of $24.18 to $25.43 per share were outstanding at December 31, 2007 but were not included in the weighted average shares because the exercise price was greater than the average market price.

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

12. Variable Interest Entities

As of December 31, 2008, the Company had two statutory business trusts, The Bancorp Capital Trust II and The Bancorp Capital Trust III (the Trusts) which qualify as variable interest entities under FIN 46(R). Accordingly, the Company is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Corporation’s financial statements. The trusts are accounted for under the equity method of accounting.

13. Other comprehensive income (loss)

Other comprehensive income (loss) consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity. The Company follows the disclosure provision of SFAS No. 130, “Reporting Comprehensive Income”.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

	December 31, 2008
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(8,635)	$3,022	$(5,613)
Less reclassification adjustments for OTTI on AFS realized in net loss	(8,000)	2,800	(5,200)
Less reclassification adjustments for OTTI on HTM (1) realized in net loss	(2,869)	1,004	(1,865)
Less amortization of unrealized losses on HTM (1) securities previously held as AFS	98	(34)	64

Other comprehensive income, net	$2,136	$(748)	$1,388

(1)	Unrealized losses on investment securities transferred from available for sale (AFS) to held to maturity (HTM) on July 1, 2008 are included in other comprehensive income. Reclassification from other comprehensive income (loss) into net income (loss) are recorded over the life of the security or upon the determination of other than temporary impairment (OTTI).

	December 31, 2007
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,484)	$538	$(946)
Less reclassification adjustment for gains realized in net income	—	—	—

Other comprehensive loss, net	$(1,484)	$538	$(946)

	December 31, 2006
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized gains on investment securities
Unrealized losses arising during period	$236	$(80)	$156
Less reclassification adjustment for gains realized in net income	—	—	—

Other comprehensive income, net	$236	$(80)	$156

14. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amount of those reserves and cash balances at December 31, 2008 and 2007 were approximately $24.0 million and $7.1 million, respectively.

15. Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did identify impairment on its outstanding goodwill from its annual testing performed at December 2008. Goodwill resulting from the acquisition of Mears Motor Livery Corporation (Mears) totaled $4.0 million. Goodwill resulting from the acquisition of the Stored Value Solutions division of Marshall BankFirst was $47.9 million. The acquisition also resulted in a customer list intangible of $12.0 million.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying value and accumulated amortization related to the customer list intangible at December 31, 2008 and 2007 are presented below.

	December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Customer list intangible	$12,006	$1,001	$12,006	$—

The Company has recognized customer list intangibles as a result of the stored value acquisition. Customer list intangibles are amortized over estimated lives of customer list or twelve years. However, decreases in customer list lives may result in increased amortization and/or a charge for impairment may be recognized. Amortization expense for customer list intangibles for the years ended December 31, 2008 and 2007 was $1.0 million and $-0-, respectively. Amortization expense will be $1.0 million per year over the next five years.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. A reporting unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or one level below an operating segment. This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any. Goodwill is reviewed for impairment annually as of December 31 or more frequently if indicators of impairment exist. Goodwill has been assigned to the Community Banking segment for purposes of impairment testing. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The discount rate used in the income approach for the Community banking segment evaluated at December 31, 2008 was 20%. The market approach calculates the change of control price a market participant would pay for a firm by adding a change of control premium to the trading value of the firm. This valuation approach assumes that the trading level of a firm accurately reflects its intrinsic value and the intrinsic value of the reporting unit. As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at December 31, 2008, the Community Banking segment carrying value exceeded the fair value which required a Step 2 analysis.

Based on the fair value being less than the carrying value a Step 2 analysis, which involves a valuation of all of the assets of the Community Banking segment as if it had just been acquired and comparing that with the carrying amount of goodwill, was performed. The results of the Step 2 analysis determined that goodwill was impaired, which resulted in a pre-tax impairment charge of $51.9 million.

16. Stored value processing fees

The Company recognizes stored value processing fees in the periods in which they are earned by performance of the related services. These fees are transactional-based and include interchange fees and usage fees on the cards. The Company records this revenue net of costs such as association fees and interchange costs.

17. Business Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way business enterprises report information about operating segments in annual financial statements. Under SFAS 131, the Company had only one reportable segment in 2008, 2007 and 2006; Community banking.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

19. Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim financial periods within those fiscal years. In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b “Effective Date of FAB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at affair value in an entity’s financial statement on a recurring basis (at least annually). The effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008. We adopted SFAS No.157 on January 1, 2008. The Note Q —“Fair Value of Financial Instruments” in this report reflects our disclosures of adopting SFAS 157.

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents paid on equity–classified share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payments awards. EITF 06-11 must be applied prospectively for dividends declared in fiscal years beginning after December 15, 2007. The Company does not currently extend dividends on its Class A Common Stock which is the basis of its share-based payment awards. EITF 06-11 did not have a material effect on the Company’s consolidated financial statements.

In November, 2007, the SEC staff released SAB 109, Written Commitments Recorded at Fair Value Through Earnings. This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No 141(R), Business Combinations. The purpose of this statement is to improve the greater consistency, relevance, and comparability of the information provided in financial reports about business combinations and their effects. To accomplish that, the statement establishes principals and requirements to the acquirer on application of (1) recognition and measurement of identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiring company; (2) establishes the acquisition-date fair value as the measurement objective for all assets acquired; and (3) requires disclosure of the basis of information they need to understand the financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 31, 2008. SFAS 141R will generally only impact the accounting for business combinations completed after this date.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 140-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining The Fair Value of An Asset When The Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosure By Public Entities (Enterprises) About Transfers Of Financial Assets And Interests In Variable Interest Entities, which requires additional disclosures relating to transfers of financial assets and interests in securitization entities and other variable interest entities. The purpose of this FSP is to require improved disclosure by public enterprises prior to the effective dates of the proposed amendments to SFAS 140 and FIN 46(R). The effective date for the FSP 140-40 and FIN 46(R)-8 is for reporting periods (interim and annual) beginning with the first reporting period that ends after December 15, 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company intends to adopt these additional disclosure requirements on the effective date.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note C—Mergers and Acquisitions

On November 30, 2007, the Company completed the acquisition of the Stored Value Solutions (SVS) division of Marshall BankFirst. Under the terms of the agreement, the Company paid a purchase price of $60.6 million consisting of $48.5 million in cash and $12.1 million of the Company’s common shares. The Company recorded $2.5 million in fixed assets, $47.9 million of goodwill, and $12.0 million of customer listing intangibles with the acquisition of SVS. The Company recorded the transaction under the purchase method. Following table summarizes goodwill. (dollars in thousands):

Cash consideration	$48,448
Common stock issued	12,112
Costs incurred for transaction	1,976

Total cost for transaction	62,536

Assets acquired
Net assets acquired at fair value	(96)
Fixed assets acquired at fair value	(2,497)
Customer list intangible	(12,006)

Total fair value of assets acquired	(14,599)

Total goodwill	$47,937

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available for sale and held to maturity are summarized as follows (dollars in thousands):

	December 31, 2008
Available for sale	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,982	$894	$—	$60,876
Mortgage-backed securities	15,102	380	(461)	15,021
Other securities	807	—	(96)	711
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	6,321	—	—	6,321

	$82,212	$1,274	$(557)	$82,929

	December 31, 2008
Held to maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities	$23,529	$—	$(5,121)	$18,408

	$23,529	$—	$(5,121)	$18,408

	December 31, 2007
Available for sale	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,967	$352	$—	$60,319
Mortgage backed securities	13,982	44	(673)	13,353
Other securities	51,674	562	(3,693)	48,543

	$125,623	$958	$(4,366)	$122,215

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management evaluated the Company’s investment portfolio and has expressed the intention to hold a portion of the Company’s investment securities to maturity and management believes the Company as the ability to hold the investments to maturity. As a result, investment securities with a fair value of $30.5 million were transferred to held to maturity securities from available for sale on July 1, 2008 at there fair value. The fair value adjustment is amortized over the remaining life of the investment securities of approximately 25 years. Amortization of the fair value was $98,000 for the year ended December 31, 2008.

The amortized cost and fair value of the Company’s investment securities at December 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$40,000	$40,164	$—	$—
Due after one year through five years	21,284	22,046	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	14,607	14,398	23,529	18,408
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	6,321	6,321	—	—

	$82,212	$82,929	$23,529	$18,408

On a periodic basis, the Company evaluates the investment portfolio for other than temporary impairment. A decline in a debt security’s fair value is considered to be other than temporary if it is probable that not all amounts contractually due will be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for the market price to recover to a level that equals or exceeds the amortized cost of the security. Based on several factors, including sharp declines in the market valuations coupled with uncertainty about market conditions as well as performance of the individual securities, management determined that four structured finance securities had become other than temporarily impaired. The Company recorded an $19.9 million other than temporary impairment on four investment securities.

At December 31, 2008 and 2007, investment securities with a book value of approximately $30.9 million and $73.7 million, respectively, were pledged to secure securities sold under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2008 (dollars in thousands):

2008 Available for sale	Number of securities	Less than 12 months		12 months or longer		Total
Description of Securities		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Mortgage-backed securities	11	$—	$—	$1,079	$(461)	$1,079	$(461)
Other securities	1	—	—	711	(96)	711	(96)

Total temporarily impaired investment securities	12	$—	$—	$1,790	$(557)	$1,790	$(557)

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Held to Maturity	Number of securities	Less than 12 months		12 months or longer		Total
Description of Securities		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Debt securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Total temporarily impaired investment securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2007 (dollars in thousands):

Description of Securities	Number of securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. government agency securities	—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	12	8,507	(25)	1,258	(648)	9,765	(673)
Other securities	10	25,058	(3,143)	8,599	(550)	33,657	(3,693)

Total temporarily impaired investment securities	22	$33,565	$(3,168)	$9,857	$(1,198)	$43,422	$(4,366)

Management has evaluated the securities in the above tables and has concluded that none of these securities have impairment that is other than temporary. In its evaluation, management considered the types of securities and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include mortgage-backed securities and other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities which include single issue trust preferred securities is related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment performed at the security level, shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and an individual issuer in a pool could default which could affect the ultimate collectability of contractual amounts, the Company concluded, as a result of its review, that other than temporary impairment did not exist due to the securities’ continuing performance.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Loans

Major classifications of loans are as follows (in thousands):

	December 31, 2008	December 31, 2007
	Amount	Amount
Commercial	$353,219	$325,166
Commercial mortgage	488,986	369,124
Construction	305,889	307,614

Total commercial loans	1,148,094	1,001,904
Direct financing leases, net	85,092	89,519
Residential mortgage	57,636	50,193
Consumer loans and others	157,446	144,882

	1,448,268	1,286,498
Deferred loan costs	1,081	291

Total loans, net of deferred loan costs	$1,449,349	$1,286,789

Supplemental loan data:
Construction 1-4 family	$163,718	$167,485
Construction commercial, acquisition and development	142,171	140,129

	$305,889	$307,614

The Company has identified nine loans as impaired, all of which were considered non-accrual, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $8.7 million at December 31, 2008. The specific valuation allowance related to these impaired loans was $3.1 million. The average amount of impaired loans was $7.6 million in 2008. The Company recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $109,000 if interest on impaired loans had been accrued. The balance of the Company’s impaired loans was $1.2 million, at December 31, 2007, with a specific valuation allowance of $175,000. The average amount of impaired loans was $1.7 million in 2007. Interest income would have increased by $110,000 in 2007 if interest on impaired loans had been accrued. The Company did not have impaired loans as of December 31, 2006. The Company did not recognize interest income on impaired loans on a cash basis in 2008, 2007 or 2006.

Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $4.1 million and $8.7 million at December 31, 2008 and 2007, respectively.

Changes in the allowance for loan and lease losses are as follows (in thousands):

	December 31,
	2008	2007	2006
Balances at the beginning of the year	$10,233	$8,400	$5,513
Charge-offs	(5,533)	(3,672)	(101)
Recoveries	161	105	13
Provision charged to operations	12,500	5,400	2,975

Balance at end of year	$17,361	$10,233	$8,400

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

	Estimated useful lives	December 31,
		2008	2007
Furniture, fixtures, and equipment	3 to 12 years	$17,431	$13,214
Leasehold improvements	7 to 10 years	4,225	1,523

		21,656	14,737
Accumulated depreciation		(13,377)	(8,077)

		$8,279	$6,660

Depreciation and amortization expense amounted to $2.5 million, $1.6 million and $1.4 million for December 31, 2008, 2007 and 2006, respectively.

Note G—Deposits

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows (in thousands):

2009	$380,322
2010	525

$380,847

Note H—Debt

1. Line of Credit

The Bank maintains $55.0 million in unsecured lines of credit and $28.3 million of secured line of credit that bear interest at variable rates and are renewed annually. At December 31, 2008, the Company borrowed $1.0 million from the Silverton Bank under a secured line of credit. There were no funds outstanding under these lines at December 31, 2007. The Company had approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $298.8 million. Borrowings under this arrangement have an interest rate that fluctuates. As of December 31, 2008, there was $60.0 million of outstanding borrowings from the Federal Home Loan Bank at a rate of 0.62%. The Company had $90.0 million and $100.0 million of outstanding borrowings at December 31, 2007 and December 31, 2006, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Short term borrowings

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The Federal Home Loan Bank advances all have maturities of less than one year. The details of these categories are presented below:

	As of or for the year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$9,419	$3,846	$8,145
Average during the year	2,568	3,969	4,140
Maximum month-end balance	9,419	6,798	9,702
Weighted average rate during the year	1.99%	1.73%	1.50%
Rate at December 31	1.57%	2.07%	1.98%

Short-term borrowings and federal funds purchased
Balance at year-end	$61,000	$90,000	$100,000
Average during the year	123,558	83,866	38,862
Maximum month-end balance	203,250	230,000	100,000
Weighted average rate during the year	2.50%	5.14%	5.26%
Rate at December 31	0.67%	3.84%	5.44%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2008, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts). In each case, the Company owns all the common securities of the trust. These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company. These debentures are the sole assets of the trusts.

•

The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each distribution date thereafter at an annual rate equal to 3-month LIBOR plus 3.25%.

•

The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%, except for the first interest period which ended on March 15, 2008, where interest was at an annual rate of 8.33%.

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill, less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. In addition, the requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified. The Company has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios upon implementation.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note I—Shareholders’ Equity

On November 30, 2007, the Company and the Bank completed the acquisition of the Stored Value Solutions division of Marshall BankFirst. The Company issued 722,733 shares of the Company’ common stock valued at a price of $16.76.

Note J—Preferred Stock

The Company paid the 6% annual dividend on its Series A Preferred Stock for 2008, 2007 and 2006 in the form of quarterly cash dividends which amounted to $65,000, $68,000 and $75,000, respectively.

In January and May 2008, the holders of 1,726 and 1,723 shares of Series A preferred stock converted their shares into the Company’s common stock. At December 31, 2008, 108,136 shares of Series A Preferred Stock remained outstanding.

Under the Emergency Economic Stabilization Act of 2008, the United States Treasury Department implemented the Trouble Asset Relief Program (TARP) Capital Purchase Program (CPP), whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and bank holding companies engaged only in financial activities. On December 12, 2008, under the CPP, the Company issued 45,220 shares of Series B preferred stock to the Treasury Department for a purchase price of $45.2 million. The Series B stock has a 5% annual dividend rate for the first five years and a 9% annual dividend thereafter if the preferred shares are not redeemed by the Company. The Company may not redeem the Series B preferred stock until the three year anniversary, except with proceeds from the sale of qualifying equity securities of the Company. In conjunction with the purchase of our Series B preferred stock, the Treasury Department also receive warrants to purchase common stock.

On December 12, 2008, the Company also issued a warrants to purchase 1,960,405 shares of the Company’s common stock (par value $1.00 par share) to the Treasury Department. The warrants have a 10-year term and are immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $3.46 per share.

The proceeds from the Treasury are allocated to the Series B Preferred Stock and the warrants based on their relative fair value. The fair value of the Series B Preferred Stock was determined through a discounted future cash flow model. A Black-Scholes pricing model was used to calculate the fair value of the warrants. The Black-Scholes model includes assumptions regarding the Company’s, dividend yield, stock price volatility, and the risk-free interest rate.

The Company calculated a discount on the preferred stock in the amount of approximately $6.3 million which is being amortized over a 5 year period. The effective yield on the amortization of the Series B Preferred Stock is approximately 7.77%. In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income (loss).

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $489,000, $274,000 and $231,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $453,000, $406,500 and $364,000 for this plan for the years ended December 31, 2008, 2007, and 2006 respectively.

Note L—Income Taxes

The components of the income taxes included in the statements of operations are as follows:

	For the years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current tax provision (benefit)
Federal	$(1,323)	$7,786	$6,597
State	(45)	1,381	1,182

	(1,368)	9,167	7,779
Deferred tax provision (benefit)	(19,524)	171	552

	$(20,892)	$9,338	$8,331

The differences between applicable income tax expense (benefit) and the amounts computed by applying the statutory federal income tax rate of 34%, 35% and 35% for fiscal 2008, 2007 and 2006 are as follows:

	For the years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Computed tax expense (benefit) at statutory rate	$(21,512)	$8,284	$7,288
State income taxes (benefit)	(548)	878	772
Impairment of non-taxable goodwill	1,343	—	—
Other	(175)	176	271

	$(20,892)	$9,338	$8,331

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,205	$2,863	$2,221
Deferred compensation	527	384	241
State taxes	868	84	89
Fair value of loans and leases from acquisition	2	15	147
Nonqualified stock options	2	2	—
Stock appreciation rights	21	—	—
Net operating loss carryforwards	244	251	998
Depreciation	340	—	—
Tax deductible goodwill	15,193	—	—
Unrealized losses on investment securities available for sale	445	1,193	655

Total deferred tax assets	$22,847	$4,792	$4,351

Deferred tax liabilities:
Depreciation	—	451	432

Total deferred tax liabilities	—	451	432

Net deferred tax asset	$22,847	$4,341	$3,919

As a result of the acquisition of Mears Motor Livery in 2005, the Company acquired federal net operating loss carryforwards of approximately $239,000 which expire in 2022. The Company will be subject to a limitation imposed by the Internal Revenue Code on the amount of net operating loss carryforwards it can utilize in any year. The Company estimates this annual limitation to be approximately $212,000. Net operating loss carryforwards not used in any one year may be carried forward to subsequent years, subject to a 20 year limitation following the year in which they were incurred.

In January 2007, the Company adopted FIN 48. As a result of adoption, income taxes payable increased by approximately $47,000 which included penalties and interest of approximately $2,000. The Company recognized this as an adjustment to retained earnings in the first quarter of 2007. The Company recognizes penalties and interest related to these liabilities within non-interest expense. These amounts have not been material to the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Beginning balance, January 1	$47	$47
Increases in tax provisions for prior years	—	—
Decreases in tax provisions for prior years	—	—

Gross unrecognized tax benefits at December 31	$47	$47

We file federal and state returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

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

In December 2003, the Bank adopted a stock option plan (the 2003 plan). Employees and directors of the Company and the Bank were eligible to participate in the 2003 plan. An aggregate of 760,000 shares of common stock for the Bank had been reserved. Options expire on the tenth anniversary of their grant. Under the 2003 plan, 501,000 options were granted. As a result of the reorganization of the Company and the Bank, the Bank’s plan terminated and the options theretofore granted under the Bank’s plan were converted into options to purchase 576,101 shares of the Company’s common stock.

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

A summary of the status of the Company’s stock option plans is presented below.

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,503,737	$12.12
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding at December 31, 2008	1,503,737	12.12	4.59	$—

Exercisable at December 31, 2008	1,491,737		4.56	$—

A summary of the Company’s stock appreciation rights is presented below:

	Shares	Weighted- Average Price	Average Remaining Contractual Term
Outstanding at beginning of the year	—	—	—
Granted	60,000	$11.41	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of year	60,000		3.5

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested shares under the stock option plans as of December 31, 2008, and changes during the 2008 then ended, is presented below:

Non-Vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-Vested at January 1, 2008	12,500	$5.41
Granted	—	—
Vested	(500)	—
Forfeited	—	—

Non-Vested at December 31, 2008	12,000	$8.93

The Company issued 96,671 common shares in connection with stock options exercised for the year ended December 31, 2007. The Company received proceeds of $1.3 million for the year ended December 31 2007. The Company did not grant any stock options in 2008. For the year ended December 31, 2008, the Company granted 60,000 stock appreciation rights that vest in March 2012.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 was $6.05 and $8.89, respectively. The fair value of the stock appreciation rights was $5.34 for the year ended December 31, 2008. The total intrinsic value of options exercised during 2008 and 2007 was zero and $986,000, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock on the date of exercise less the applicable exercise price.

As of December 31, 2008, there was a total of $269,000 of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 3 years.

For the years ended December 31, 2008, 2007 and 2006, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	December 31,
	2008	2007	2006
Risk-free interest rate	2.65%	4.56%	4.57%
Expected dividend yield	—	—	—
Expected volatility	42.79%	29.46%	27.48%
Expected lives (years)	5.5	5.4	7

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the year ended December 31, 2008 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2001, the Company’s shareholders approved an Employee and Non-Employee Director Non-Cash Compensation Plan (2001 Non-Cash Compensation Plan). The 2001 Non-Cash Compensation Plan allows the Company to grant up to 50,000 shares of Series A preferred stock to employees, directors or consultants who provide services to the Company or its subsidiaries. Grants must be approved by the board of directors and based upon terms designated by the board. As of December 31, 2008 and 2007, no shares had been granted under the 2001 Non-Cash Compensation Plan.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Financial Trust (RAIT) commencing in October 2000. The agreement was amended in June 2006. The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. The former Chief Executive Officer of RAIT, who is also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. Under the technical support agreement, RAIT paid the Company $45,000 for the year ended December 31, 2008 and $78,000 for each of the years ended December 31, 2007 and 2006. RAIT paid the Company approximately $412,000, $454,000 and $387,000 for rent for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company subleased office space to Cohen & Co. and provided technical support and telephone service to Cohen & Co. commencing in July 2002. While the agreements were terminated in June 2006, the agreement continued on a month to month basis through June 2007. Cohen Bros. paid the Company approximately $37,000 and $110,000, for the years ended December 31, 2007 and 2006, respectively. Cohen Bros. paid $27,000, and $83,000 for the years ended December 31, 2007 and 2006, respectively for technical support and telephone system support services. The Chairman of the Company, who is also a director and Chairman of the Executive Committee of the Bank, is an officer, director, and principal owner of Cohen & Co.

The Bank maintains deposits for various affiliated companies totaling approximately $24.9 million and $115.8 million as of December 31, 2008 and, 2007, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2008, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2008, loans to these related parties amounted to $8,7 million . During the year ended December 31, 2008, the Bank made new loans to related parties of $6.3 million and received repayments of $50,868.

The Bank participated in two loans totaling $43.7 million in 2008 that were originated by RAIT, one of which was paid off in 2008. The outstanding loan amounted to $21.2 million at December 31, 2008. The Bank has a senior position on the loan.

The Company paid rent and property tax to the prior owner of Mears Motor Livery, currently a Vice President of the Bank, for space in Florida of $95,000, $79,000 and $83,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note O—Commitments and Contingencies

1. Operating leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its executive offices for a term expiring in 2014. The Company also has leases for other offices in Pennsylvania, Maryland and Florida that expire through 2012. The Company also leases space in South Dakota for its Payment Solutions division (formerly SVS). Our lease on this space expires on November 30, 2014. These leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,
2009	$2,013
2010	1,828
2011	1,825
2012	1,854
2013	1,834
Thereafter	4,653

$14,007

The Company has provided letters of credit as security for its payment of rent and other fees under these leases that totaled $130,212 at December 31, 2008. These letters of credit reduce annually based upon rental payments made.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,659,000, $970,000 and $853,000 net of rental charged to RAIT and Cohen & Co. of approximately $412,000, $491,000 and $495,000, respectively.

2. Legal Proceedings

Various actions and proceedings are currently pending to which The Bancorp, Inc. or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have material impact on the Company’s financial position or results of operations.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate contract amounts and maturity term for 2008 of the Company’s credit commitments are as follows:

	2008	2007
Financial instruments whose contract amounts represent credit risk
Loan commitments	$299,389	$406,999
Standby letters of credit	17,672	14,776

Total	$317,061	$421,775

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2008. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows: $11.3 million in 2009, $5.5 million in 2010, $686,000 in 2011 and the remaining $172,000 in 2012.

Note Q—Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 establishes a common definition for fair value to be applied to assets. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also establishes a framework for measuring fair value liabilities and expands disclosures concerning fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant to the fair value measurement. The asset measured at fair value on a recurring basis, segregated by fair value hierarchy level, is summarized below:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment
Available for-sale securities	$82,929	$—	$75,897	$7,032

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for-sale securities
Beginning Balance	$48,543
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(8,000)
Included in other comprehensive income (loss)	(3,652)
Purchases, issuances, and settlements	596
Transfers out to held to maturity	(30,455)

Ending Balance	$7,032

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(3,652)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during period ended December 31, 2008 are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,614	$—	$—	$5,614
Other real estate owned	4,600			4,600

	$10,214	$—	$—	$10,214

Impaired loans that are collateral dependent have been recorded at their fair value, less costs to sell, of $5.6 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. Other real estate owned is valued at fair value less expenses necessary to dispose of the property. Valuation techniques consistent with the market approach were used to measure fair value such as recent sales of comparable properties. In cases where such inputs were unobservable, the balance is reflected within Level 3 hierarchy.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disclosures about Fair Value of Financial Instruments

In addition to financial instruments recorded at fair value in the Company’s financial statements, SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available for sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under SFAS No. 157 and explained above.

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

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $179.5 million and $82.2 million as of December 31, 2008 and 2007, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimation methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at December 31, 2008 and 2007 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at December 31, 2008, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value. The fair value of subordinated debt that floats with LIBOR is estimated to equal the carrying amount.

The following table sets forth the carrying amount and fair values associated with our financial instruments at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Cash and cash equivalents	$179,506	$179,506	$82,158	$82,158
Investment securities available-for-sale	82,929	82,929	122,215	122,215
Investment securities held-to-maturity	23,529	18,408	—	—
Loans receivable, net	1,449,349	1,441,195	1,286,789	1,281,854
Certificate of deposit	380,847	381,395	414,064	413,685
Subordinated debentures	13,401	9,364	13,401	13,401
Securities sold under agreements to repurchase	9,419	9,419	3,846	3,835
Short term borrowings	61,000	61,000	90,000	90,000

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

	Actual		For Capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
AS OF DECEMBER 31, 2008
Total Capital
(to risk-weighted assets)
Company	$194,066	12.87%	$120,590	>=8.00	N/A	N/A
Bank	179,169	11.91%	120,368	8.00	150,460	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	176,705	11.72%	60,295	>=4.00	N/A	N/A
Bank	161,808	10.75%	60,184	4.00	90,276	>=6.00%
Tier I capital
(to average assets)
Company	176,705	10.10%	69,961	>=4.00	N/A	N/A
Bank	161,808	9.24%	70,059	4.00	87,574	>=5.00%

AS OF DECEMBER 31, 2007
Total Capital
(to risk-weighted assets)
Company	$139,643	10.95%	$102,030	>=8.00	N/A	N/A
Bank	135,158	10.61%	101,862	8.00	127,328	>=10.00%
Tier I capital
(to risk-weighted assets)
Company	129,411	10.15%	51,015	>=4.00	N/A	N/A
Bank	124,926	9.81%	50,931	4.00	76,397	>=6.00%
Tier I capital
(to average assets)
Company	129,411	9.18%	56,375	>=4.00	N/A	N/A
Bank	124,926	8.86%	56,375	4.00	70,469	>=5.00%

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note S—Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2008	March 31,	June 30,	September 30,	December 31,(1)
	(in thousands, except per share data)
Interest income	$25,243	$23,508	$23,895	$22,416
Net interest income	12,896	12,921	13,497	14,905
Provision for loan and lease losses	1,350	3,350	4,100	3,700
Non-interest income (loss)	3,476	(5,251)	2,672	(8,500)
Non-interest expense	10,362	11,210	11,674	64,142
Income tax expense	1,833	(2,619)	136	(20,242)
Net income (loss)	2,827	(4,271)	259	(41,195)
Net income (loss) available to common shareholders	2,789	(4,256)	241	(41,397)
Net income (loss) per share—basic	0.19	(0.29)	0.02	(2.84)
Net income (loss) per share—diluted	0.19	(0.29)	0.02	(2.84)

(1)	Includes a pre-tax goodwill impairment charge of $51.9 million, an other than temporary impairment charge of $11.6 million and a deferred tax benefit of $20.2 million for the three months ended December 31, 2008.

	Three months ended
2007	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$25,543	$26,158	$27,470	$27,366
Net interest income	12,554	12,812	13,753	13,550
Provision for loan and lease losses	750	750	750	3,150
Non-interest income	1,506	1,674	1,161	3,273
Non-interest expense	7,435	7,303	7,701	8,766
Income tax expense	2,293	2,511	2,609	1,925
Net income	3,582	3,923	3,855	2,981
Net income available to common shareholders	3,535	3,874	3,806	2,941
Net income per share—basic	0.26	0.27	0.28	0.21
Net income per share—diluted	0.25	0.27	0.27	0.20

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheet

	December 31,
	2008	2007
	(in thousands)
Assets
Cash and due from banks	$14,255	$3,465
Investment in bank subsidiaries	178,506	184,774
Other assets	2,220	1,421

Total assets	$194,981	$189,660

Liabilities and stockholders’ equity
Other liabilities	$177	$—
Subordinated debentures	13,401	13,401
Short term borrowings	1,000	—
Shareholders’ equity	180,403	176,259

Total liabilities and stockholders’ equity	$194,981	$189,660

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Income Statement

	December 31,
	2008	2007	2006
	(in thousands)
Income
Other income	$159	$144	$144

Total income	159	144	144
Expense
Interest on subordinated debentures	954	84	—
Interest on short term borrowings payable	747	—	—
Non-interest expense	261	475	471

Total expense	1,962	559	471
Equity in undistributed income (loss) of subsidiary	(41,156)	14,726	13,228

Net income (loss) before tax (benefit) expense	(42,959)	14,311	12,901

Income tax (benefit) expense	(579)	(29)	401

Net income (loss)	(42,380)	14,340	12,500

Less preferred dividends and accretion	(243)	(68)	(75)
Loss (income) allocated to Series A preferred shareholders	—	(115)	(110)

Net income (loss) available to common shareholders	$(42,623)	$14,157	$12,315

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	December 31,
	2008	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$(42,380)	$14,340	$12,500
(Increase) decrease in other assets	(799)	(1,060)	121
Increase in other liabilities	277	389	301
Equity in undistributed (income) loss of subsidiary	41,156	(14,726)	(13,228)

Net cash used in operating activities	(1,746)	(1,057)	(306)

Investing activities
Contribution to subsidiary	(33,500)	(21,000)	—

Net cash used in investing activities	(33,500)	(21,000)	—

Financing activities
Dividends on preferred stock	(184)	(68)	(75)
Proceeds from the issuance of trust preferred securities	—	13,401	—
Proceeds from short term borrowings	1,000
Proceeds from the issuance of series B preferred stock	45,220	—	—
Proceeds from the exercise of common stock options	—	1,284	775
Excess tax benefit from share based payment arrangements	—	267	279

Net cash provided by financing activities	46,036	14,884	979

Net (decrease) increase in cash and cash equivalents	10,790	(7,173)	673
Cash and cash equivalents, beginning of year	3,465	10,638	9,965

Cash and cash equivalents, end of year	$14,255	$3,465	$10,638

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited The Bancorp, Inc. (a Delaware corporation) and its subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Bancorp, Inc. and its subsidiary’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 20, 2009 expressed an unqualified opinion.

/s/    Grant Thornton LLP

Philadelphia, Pennsylvania

March 20, 2009

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2009 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2009 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2009 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2009 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2009 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between the Bancorp, Inc. and the Bancorp Bank(1)

2.2	Acquisition Agreement and Plan of Merger (Mears Motor Livery Corporation)(2)

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen stock certificate(1)

4.2	Investor Rights Agreement (1999)(1)

4.3	Investor Rights Agreement (2002)(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust(1)

10.10	Purchase and Assumption Agreement dated July 13, 2007.(7)

21.1	Subsidiaries of Registrant(1)

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit No.	Description
32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our current report on Form 8-K filed January 6, 2005, and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 20, 2009	By:	/S/ BETSY Z. COHEN
Betsy Z. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BETSY Z. COHEN BETSY Z. COHEN	Chief Executive Officer and Director (Principal executive officer)	March 20, 2009

/S/ FRANK M. MASTRANGELO FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 20, 2009

/S/ DANIEL G. COHEN DANIEL G. COHEN	Director	March 20, 2009

/S/ WALTER T. BEACH WALTER T. BEACH	Director	March 20, 2009

/S/ MICHAEL J. BRADLEY MICHAEL J. BRADLEY	Director	March 20, 2009

/S/ MATTHEW COHN MATTHEW COHN	Director	March 20, 2009

/S/ LEON A. HUFF LEON A. HUFF	Director	March 20, 2009

/S/ WILLIAM H. LAMB WILLIAM H. LAMB	Director	March 20, 2009

/S/ JAMES J. MCENTEE III JAMES J. MCENTEE III	Director	March 20, 2009

/S/ LINDA SCHAEFFER LINDA SCHAEFFER	Director	March 20, 2009

/S/ JOAN SPECTER JOAN SPECTER	Director	March 20, 2009

/S/ MARTIN F. EGAN MARTIN F. EGAN	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 20, 2009