Form 10-Q
period 2009-03-31
Bancorp, Inc.
filed 2009-05-11
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

As of May 05, 2009 there were 14,563,919 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(unaudited)
	(dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$117,669	$90,744
Interest bearing deposits	2,046	1,033
Federal funds sold	18,114	87,729

Total cash and cash equivalents	137,829	179,506

Investment securities, available-for-sale, at fair value	86,045	82,929
Investment securities, held-to-maturity(fair value $19,239 and $18,408, respectively)	23,535	23,529
Loans, net of deferred loan costs	1,471,556	1,449,349
Allowance for loan and lease losses	(18,977)	(17,361)

Loans, net	1,452,579	1,431,988

Premises and equipment, net	8,496	8,279
Accrued interest receivable	6,872	7,799
Intangible assets, net	10,755	11,005
Other real estate owned	4,600	4,600
Deferred tax asset, net	22,794	22,847
Other assets	13,567	19,893

Total assets	$1,767,072	$1,792,375

LIABILITIES
Deposits
Demand (non-interest bearing)	$484,813	$340,013
Savings, money market and interest checking	860,584	804,502
Time deposits	116,046	357,831
Time deposits, $100,000 and over	20,480	23,016

Total deposits	1,481,923	1,525,362

Securities sold under agreements to repurchase	3,364	9,419
Short-term borrowings	86,000	61,000
Accrued interest payable	414	2,475
Subordinated debenture	13,401	13,401
Other liabilities	808	315

Total liabilities	1,585,910	1,611,972

SHAREHOLDERS’ EQUITY
Preferred stock -authorized 5,000,000 shares, Series A, $0.01 par value, 108,136 shares issued and outstanding at March 31, 2009 and December 31, 2008;	1	1
Series B, $1,000 liquidation value, 45,220 shares issued and outstanding at March 31, 2009 and December 31, 2008	39,293	39,028
Common stock - authorized, 20,000,000 shares of $1.00 par value; 14,563,919 shares issued and outstanding at March 31, 2009 and December 31, 2008	14,563	14,563
Additional paid-in capital	145,183	145,156
Accumulated Deficit	(17,154)	(17,517)
Accumulated other comprehensive loss	(724)	(828)

Total shareholders’ equity	181,162	180,403
Total liabilities and shareholders’ equity	$1,767,072	$1,792,375

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended March 31,
	2009	2008
	(dollar in thousands, except per share data)
Interest income
Loans, including fees	$18,244	$23,289
Investment securities	1,077	1,606
Interest bearing deposits	3	109
Federal funds sold	93	239

	19,417	25,243

Interest expense
Deposits	4,214	11,110
Securities sold under agreements to repurchase	11	14
Short-term borrowings	49	974
Subordinated debt	227	249

	4,501	12,347

Net interest income	14,916	12,896
Provision for loan and lease losses	3,000	1,350

Net interest income after provision for loan and lease losses	11,916	11,546

Non-interest income
Service fees on deposit accounts	277	149
Merchant credit card deposit fees	232	270
Stored value processing fees	2,359	2,531
Leasing income	61	216
ACH processing fees	126	58
Other	273	252

Total non-interest income	3,328	3,476

Non-interest expense
Salaries and employee benefits	6,135	4,951
Occupancy expense	1,347	1,075
Data processing expense	1,728	976
Advertising	246	187
Professional fees	615	520
Amortization of intangibles	250	250
Other	2,932	2,403

Total non-interest expense	13,253	10,362

Net income before income tax	1,991	4,660
Income tax	781	1,833

Net income	1,210	2,827

Less preferred stock dividends and accretion	(847)	(17)
Income allocated to Series A preferred shareholders	—	(21)

Net income available to common shareholders	$363	$2,789

Net income per share - basic	$0.03	$0.19

Net income per share - diluted	$0.03	$0.19

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2009

( Dollars and share information in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
	(Dollars and share information in thousands)
Balance at December 31, 2008	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403

Net Income				1,210		$1,210	1,210
Cash dividends on preferred shares				(582)			(582)
Accretion of series B on preferred shares		265		(265)			—
Stock-based compensation expense			27				27
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	—	104	104	104

						$1,314

Balance at March 31, 2009	$14,563	$39,294	$145,183	$(17,154)	$(724)		$181,162

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the three months ended March 31,
	2009	2008
Operating activities
Net income	$1,210	$2,827
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	966	804
Provision for loan and lease losses	3,000	1,350
Net amortization of investment securities discounts/premiums	4	(4)
Stock-based compensation expense	27	15
Mortgage loans originated for sale	(1,787)	(3,615)
Sale of mortgage loans originated for resale	1,381	3,605
Gain on sale of mortgage loans originated for resale	(5)	(10)
Decrease in accrued interest receivable	661	1,589
(Decrease) increase in interest payable	(2,061)	264
Decrease (increase) in other assets	6,353	(1,683)
Increase (decrease) in other liabilities	270	(979)

Net cash provided by operating activities	10,019	4,163

Investing activities
Purchase of investment securities available for sale	(43,926)	(5,398)
Proceeds from redemptions and repayment available for sale	41,223	1,353
Net increase in loans	(23,176)	(76,087)
Net gain on sales of fixed assets	—	(1)
Purchases of premises and equipment	(911)	(843)

Net cash used in investing activities	(26,790)	(80,976)

Financing activities
Net decrease in deposits	(43,439)	(23,548)
Net decrease in securities sold under agreements to repurchase	(6,055)	(1,188)
Proceeds from short-term borrowings	25,000	100,000
Dividends on Series A and B preferred stock	(412)	(17)

Net cash provided(used in) by financing activities	(24,906)	75,247

Net decrease in cash and cash equivalents	(41,677)	(1,566)
Cash and cash equivalents, beginning of year	179,506	82,158

Cash and cash equivalents, end of year	$137,829	$80,592

Supplemental disclosure:
Interest paid	$6,562	$12,168

Taxes paid	$29	$1,620

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (Company) as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

Note 2. Stock-based Compensation

The Company accounts for its stock options and stock appreciation rights under Statement of Financial Accounting Standards (SFAS) No.123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. At March 31, 2009, the Company has two stock-based compensation plans, which are more fully described in its
Form 10-K report.

The fair value of each option, stock appreciation rights grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The Company did not grant any stock options in 2009 and granted 60,000 shares of stock appreciation rights in 2008. The weighted-average assumptions used in the Black-Sholes valuation model for the stock options are shown below.

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Risk-free interest rate	—	2.65%
Expected term	—	5.5 Years
Dividend	—	0.00%
Expected volatility	—	42.79%

As of March 31, 2009 there was $242,145 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 1.33 years. There were no stock options exercised for the three month periods ending March 31, 2009 and 2008. Included in net income for the three months ended March 31, 2009 and 2008 was compensation expense of $27,043 and $15,000, respectively. The following tables are a summary of activity in the plans as of March 31, 2009 and changes during the period then ended:

Options:

	For the three months ended March 31, 2009
	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	1,503,737	$12.12	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	1,503,737	$12.12	4.34	$—

Options exercisable at end of period	1,493,737	$12.04	4.32	$—

Stock appreciation rights:

	Shares	Weighted- Average Price	Average Remaining Contractual Term
Outstanding at beginning of the year	60,000	$11.41	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	60,000	$11.41	3.0

Note 3. Earnings Per Share

Basic earnings per share for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. The Company’s only outstanding “common share equivalents” are stock appreciation rights and options to purchase its common stock.

The following table shows the Company’s earnings per share for the periods presented:

	For the three months ended March 31, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$363	14,563,919	$0.03
Effect of dilutive securities
Stock options	—	—	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$363	14,563,919	$0.03

Stock options for 3,464,142 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding at March 31, 2009, but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the three months ended March 31, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$2,789	14,561,640	$0.19
Effect of dilutive securities
Stock appreciation rights	—	17,790	—
Phantom stock units	—
Stock options	—	89,573	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$2,789	14,669,003	$0.19

Stock options for 499,375 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at March 31, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

Available for sale	March 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$26,986	$564	$—	$27,550
State and Municipal securities	2,977	25	—	3,002
Mortgage-backed securities	47,858	798	(435)	48,221
Other securities	7,364	—	(92)	7,272

	$85,185	$1,387	$(527)	$86,045

	March 31, 2009
Held to maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other securities	$23,535	$—	$(4,296)	$19,239

	$23,535	$—	$(4,296)	$19,239

	December 31, 2008
Available for sale	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,982	$894	$—	$60,876
Mortgage-backed securities	15,102	380	(461)	15,021
Other securities	7,128	—	(96)	7,032

	$82,212	$1,274	$(557)	$82,929

	December 31, 2008
Held to maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other securities	$23,529	$—	$(5,121)	$18,408

	$23,529	$—	$(5,121)	$18,408

On a quarterly basis the Company reviews the investment portfolio for other than temporary impairment. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security. Based on management’s evaluation no securities were considered to be impaired at March 31, 2009.

The amortized cost and fair value of the Company’s investment securities at March 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay debt securities with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$19,986	$20,550	$—	$—
Due after one year through five years	2,232	2,174	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	56,646	57,000	23,535	19,239
Federal Home Loan and Atlantic Central Bankers Bank stock	6,321	6,321	—	—

	$85,185	$86,045	$23,535	$19,239

Note 5. Loans

Major classifications of loans are as follows (in thousands):

	March 31, 2009 amount	December 31, 2008 amount
Commercial	$348,765	$353,219
Commercial mortgage	506,337	488,986
Construction	309,411	305,889

Total commercial loans	1,164,513	1,148,094
Direct financing leases, net	83,326	85,092
Residential mortgage	60,282	57,636
Consumer loans and others	161,945	157,446

	1,470,066	1,448,268
Deferred loan costs	1,490	1,081

Total loans, net of deferred loan costs	$1,471,556	$1,449,349

Supplemental loan data:
Construction 1-4 family	$159,148	$163,718
Construction commercial, acquisition and development	150,263	142,171

	$309,411	$305,889

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $11.9 million on March 31, 2009. The specific valuation allowance allocated to these impaired loans was $4.0 million. The balance of impaired loans was $8.7 million at December 31, 2008. The specific valuation allowance allocated to these impaired loans was $3.1 million.

The Company recognizes income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The following table summarizes our non-performing loans:

	March 31, 2009	December 31, 2008
		(in thousands)
	Amount	Amount
Non-accrual loans	$11,949	$8,729
Loans past due 90 days or more	13,362	4,055

Total Non-Performing loans	$25,311	$12,784

Changes in the allowance for loan and lease losses are as follows (in thousands):

	Three months ended March 31,		For the year ended December 31, 2008
	2008	2008
Balances at the beginning of the year	$17,361	$10,233	$10,233
Charge-offs	(1,386)	(260)	(5,533)
Recoveries	2	5	161
Provision charged to operations	3,000	1,350	12,500

Balance at end of year	$18,977	$11,328	$17,361

Note 6. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (Bank), and Chief Executive Officer of the Company. Under the sublease, RAIT pays the Company rent equal to 44% of the rent paid by the Company and an allocation of common area expenses. RAIT was charged $83,000 and $94,600 for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $18.1 million and $24.9 million as of March 31, 2009 and December 31, 2008, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2009, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectability. At March 31, 2009, loans to these related parties amounted to $11.5 million.

The Bank participated in one loan at March 31, 2008 that was originated by RAIT. The outstanding loan amounted to $21.2 million. The Bank has a senior position on the loan.

Note 7. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements”, (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. Fair value measurements are established according to a three level hierarchy, using the highest level possible (Level 1) if such inputs are available. Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment
Available-for -sale securities	$86,045	$—	$78,773	$7,272

	$86,045	$—	$78,773	$7,272

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for -sale securities
Beginning Balance	$7,032
Total gains or losses (realized/unrealized)	—
Included in earnings (or changes in net assets)	—
Included in other comprehensive loss	5
Purchases, issuances, and settlements	235
Transfers in	—

Ending Balance	$7,272

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$5

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the three months ended March 31, 2009 are summarized below:

	March 31, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,904	$—	$—	$7,904
Other real estate owned	4,600	—	—	4,600

	$12,504	$—	$—	$12,504

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $7.9 million through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. Other real estate owned is valued at fair value less expenses necessary to dispose of the property. Valuation techniques consistent with the market approach were used to measure fair value such as recent sales of comparable properties. In cases where such inputs were unobservable, the balance is reflected within Level 3 hierarchy.

Note 8. Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 140-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosure By Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities, which requires additional disclosures relating to transfers of financial assets and interests in securitization entities and other variable interest entities. The purpose of this FSP is to require improved disclosure by public enterprises prior to the effective dates of the proposed amendments to SFAS 140 and FIN 46(R). The effective date for the FSP 140-40 and FIN 46(R)-8 is for reporting periods (interim and annual) beginning with the first reporting period that ends after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In April, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141(revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

In April, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These three FSPs provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157- 4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 157- 4 is effective for interim and annual reporting periods ending June 15, 2009, and shall be applied prospectively.

In April, 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“Topic 5.M.”). SAB No. 111 maintains the SEC staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. SAB No. 111 interpretive responded that the phrase “other than temporary” for equity securities classified as available-for-sale in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, should not be interpreted to mean “permanent.”

Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risks and uncertainties could cause actual results to differ materially. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America, or GAAP, and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Results of Operations

First quarter 2009 to first quarter 2008

Net Income: Net income for the first quarter of 2009 was $1.2 million, compared to net income of $2.8 million for the first quarter of 2008. Diluted earnings per share were $0.03 in the first quarter of 2009 as compared to $0.19 for the first quarter of 2008. Return on average assets was .27% and return on average equity was 2.68% for the first quarter of 2009, as compared to 0.71% and 6.37%, respectively for the first quarter of 2008.

Net Interest Income: Our net interest income for the first quarter of 2009 increased to $14.9 million from $12.9 million in the first quarter of 2008, while our interest income decreased to $19.4 million from $25.2 million. Our average loans increased to $1.457 billion for the first quarter of 2009 from $1.330 billion for the first quarter of 2008. The primary reason for the decrease in our interest income was the reductions in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the fourth quarter of 2008. The effect of the reduction in interest rates on our net interest income was partially offset by the organic growth of our loan portfolio.

Our net interest margin for the first quarter 2009 increased to 3.58% from 3.45% for the first quarter of 2008, an increase of 13 basis points (.13%). The margin increase was a result of decreases in our cost of funds which exceeded our decrease of yield from interest earning assets. We had largely increased our core lower cost deposit generated by the Payment Solution division and the Healthcare Solution divisions that allowed us to replace higher cost time deposits.

For the first quarter of 2009, the average yield on our interest-earning assets decreased to 4.66% from 6.75% for the first quarter of 2008, a decrease of 209 basis points (2.09%). The cost of interest-bearing deposits decreased to 1.60% for the first quarter of 2009 from 3.93% for the first quarter of 2008, a decrease of 233 basis points (2.33%). Average interest-bearing deposits decreased to $1.053 billion from $1.130 billion, a decrease of $77.9 million or 6.89%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,457,084	$18,244	5.01%	$1,330,566	$23,289	7.00%
Investment securities*	109,761	1,077	3.93%	122,161	1,606	5.26%
Interest-bearing deposits	2,033	3	0.58%	13,907	109	3.14%
Federal funds sold	98,215	93	0.38%	28,708	239	3.33%

Net interest-earning assets	1,667,093	19,417	4.66%	1,495,342	25,243	6.75%
Allowance for loan and lease losses	(17,878)			(10,928)
Other assets	167,783			110,747

	$1,816,998			$1,595,161

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$542,280			$148,721
Interest-bearing deposits
Interest checking	315,525	$1,159	1.47%	135,172	$904	2.68%
Savings and money market	520,538	1,530	1.18%	602,674	5,084	3.37%
Time	216,494	1,525	2.82%	392,594	5,122	5.22%

Total interest bearing deposits	1,052,557	4,214	1.60%	1,130,440	11,110	3.93%
Short term borrowings	24,400	49	0.80%	119,341	974	3.26%
Repurchase agreements	2,319	11	1.97%	2,742	14	2.04%
Subordinated debt	13,401	227	6.78%	13,004	249	7.66%

Net interest-bearing liabilities	1,092,677	4,501	1.65%	1,265,527	1,237	3.90%
Other liabilities	1,454			3,515

Total Liabilities	1,636,411			1,417,763
Shareholders’ equity	180,587			177,398

	$1,816,998			$1,595,161

Net yield on average interest earning assets		$14,916	3.58%		$12,896	3.45%

*	Full taxable equivalent basis, using a 34% statutory tax rate

In the first quarter of 2009, average interest-earning assets increased to $1.667 billion, an increase of $171.8 million, or 11.5%, from the first quarter of 2008. This increase is a result of growth in our loan operation and increasing in average federal funds sold.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $3.0 million for the first quarter of 2009 compared to $1.4 million for the first quarter of 2008. For more information about our provisions and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses” below.

Non-Interest Income. Non-interest income was $3.3 million for the first quarter of 2009 as compared to $3.5 million for the first quarter of 2008, a decrease of $148,000 or 4.3%. The primary reason for the decrease was an increase in net costs to issue the prepaid cards. Leasing income decreased to $61,000 from $216,000, a decrease of $155,000 or 71.8%. The decrease in leasing income is due to the effect of the decreased resale value of commercial vehicles in the secondary market.

Non-Interest Expense. Total non-interest expense was $13.3 million for the first quarter of 2009, as compared to $10.4 million for first quarter of 2008, an increase of $2.9 million or 27.9%. Salaries and employee benefits amounted to $6.1 million for the first quarter of 2009 as compared to $5.0 million for the first quarter of 2008, an increase of $1.2 million or 23.9%. The increase in salaries and employee benefits resulted from an increase in the costs associated with the commercial lending area. It also reflects annual salary increases between 2% to 4% to our employees. Occupancy expense increased to $1.3 million from $1.1 million for the first quarter of 2008, an increase of $272,000 or 25.3%. The increase is a result of relocating our main operating office in the third quarter of 2008 and increased depreciation expense associated with our additions of fixed asset during 2008. Data processing expense increased $752,000 from $1.0 million during the first quarter of 2008 to $1.7 million during the first quarter of 2009. This increase is a result of growth in our account base, in particular health savings accounts in our affinity group programs. Other expense increased to $2.9 million during the first quarter of 2009 from $2.4 million during the first quarter of 2008, or 22.0%. This is a result of increases in FDIC insurance expense, employee travel and print production cost. FDIC insurance increased 70.6% or $122,000 to $293,500 from $172,000 as a result of increased assessment fee by FDIC. Our employee travel and seminar expense increased from $82,000 to $218,000 from March 31, 2008 as compared to March 31, 2009. The print production cost increased from $105,500 in first quarter 2008 to $185,500 in first quarter 2009. The increase in print production cost is primarily due to increasing marketing activities in our healthcare solutions unit.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in Federal Home Loan Bank advances and federal funds purchased. As of March 31, 2009, we had $86.0 million of outstanding short-term borrowings which consisted of $65.0 million of outstanding Federal Home Loan Bank advances, $20.0 million of outstanding federal funds purchased, and $1.0 million outstanding with Silverton Bank. We also had $3.4 million in repurchase agreements. At March 31, 2008, we had $61.0 million of outstanding short-term borrowings. The increase in advances and federal funds purchased is the result of the lower cost of these funds as compared to the brokered deposit market.

Funding was directed primarily at cash outflows required for loans, which were $23.2 million in the first three months of 2009. At March 31, 2009, we had outstanding commitments to fund loans, including unused lines of credit, of $308.8 million.

We must comply with capital adequacy guidelines issued by the Federal Deposit Insurance Corporation; or FDIC. A bank must, in general, have a leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At March 31, 2009, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio
AS OF MARCH 31, 2009
The Company	9.92%	11.85%	13.11%
The Bancorp Bank	9.10%	10.88%	12.15%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%
AS OF DECEMBER 31, 2008
The Company	10.10%	11.72%	12.87%
The Bancorp Bank	9.24%	10.75%	11.91%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2009. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of unearned discount	$700,934	$222,423	$304,231	$127,479	$116,489
Investments securities	—	20,550	—	2,174	86,856
Interest bearing deposits	2,046	—	—	—	—
Federal funds sold	18,114	—	—	—	—

Total interest earning assets	721,094	242,973	304,231	129,653	203,345

Interest bearing liabilities:
Interest checking	171,719	—	171,719	—	—
Savings and money market	129,286	—	387,860	—	—
Time deposits	74,564	59,273	2,689	—	—
Securities sold under agreements to repurchase	3,364	—	—	—	—
Short-term borrowings	86,000	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	468,334	59,273	562,268	10,000	—

Gap	$252,760	$183,700	$(258,037)	$119,653	$203,345

Cumulative gap	$252,760	$436,460	$178,423	$298,076	$501,421

Gap to assets ratio	14%	10%	-15%	7%	12%
Cumulative gap to assets ratio	14%	25%	10%	17%	28%

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

Financial Condition

General. Our total assets at March 31, 2009 were $1.767 billion, of which our total loans were $1.472 billion. At December 31, 2008, our total assets were $1.792 billion, of which our total loans were $1.449 billion. Our portfolio of commercial, commercial mortgage and construction loans grew $16.4 million, or 1.4%, from year-end 2008 to $1.148 billion at March 31, 2009.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 3 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $109.6 million on March 31, 2009, an increase of $3.1 million or 2.9% from year-end 2008. Investments increased primarily because the amount of investment securities we purchased exceeded the investment securities that matured during the period.

Loan Portfolio. Total loans increased to $1.472 billion at March 31, 2009 from $1.449 billion at December 31, 2008, an increase of $22.2 million or 1.5%.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	March 31, 2009 Amount	December 31, 2008 Amount
Commercial	$348,765	$353,219
Commercial mortgage	506,337	488,986
Construction	309,411	305,889

Total commercial loans	1,164,513	1,148,094
Direct financing leases, net	83,326	85,092
Residential mortgage	60,282	57,636
Consumer loans and others	161,945	157,446

	1,470,066	1,448,268
Deferred loan costs	1,490	1,081

Total loans, net of deferred loan costs	$1,471,556	$1,449,349

Supplemental loan data:
Construction 1-4 family	$159,148	$163,718
Construction commercial, acquisition and development	150,263	142,171

	$309,411	$305,889

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings maintains our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies,” and SFAS No. 114, as amended, “Accounting by Creditors for Impairment of a Loan.” The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves inherent in the portfolio. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

	Three months ended March 31,		For the year Ended December 31, 2008
	2009	2008
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$17,361	$10,233	$10,233

Loans charged-off:
Commercial	1,290	31	733
Lease financing	49	28	55
Construction	26	—	2,744
Residential mortgage	—	192	1,992
Consumer	21	9	9

Total	1,386	260	5,533

Recoveries:
Consumer	1	—	4
Lease financing	—	5	5
Construction	1	—	152
Commercial	—	—	—

Total	2	5	161

Net charge-offs (recoveries)	1,384	255	5,372
Provision charged to operations	3,000	1,350	12,500

Balance in allowance for loan and lease losses at end of period	$18,977	$11,328	$17,361

Net charge-offs/average loans	0.09%	0.02%	0.38%

Net Charge-offs. Net charge-offs of $1.4 million for the three months ended March 31, 2009. The charge-offs in first three months of 2009 were primarily the result of one loan secured by commercial real estate.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide reductions or deferrals of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. We had $11.9 million of non-accrual or renegotiated loans at March 31, 2009 compared to $8.7 million of non-accrual loans at December 31, 2008. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $13.4 million and $985,000 at March 31, 2009 and 2008 respectively. The increase in non accruing loans was mainly due to an increase in the nonaccrual status of commercial mortgage loan during first quarter of 2009. The increase in total non-performing assets at March 31, 2009 as compared to March 31, 2008 was due primarily to increase in the loans past due 90 days and in other real estate owned. The loans past due 90 days still accruing interest increased to $13.4 million at March 31, 2009 from $4.1 million at December 31, 2008 mainly as the result of two borrowers moving into the category. The first borrower is awaiting the sale of the properties which collateralize the loans and the second borrower is in process of finalizing the properties for sale, based on which we have adequate coverage for our loan amount. Total non-performing assets amounted to $29.9 million at March 31, 2009 as compared to $17.4 million at December 31, 2008.

	March 31, 2009	December 31, 2008	March 31, 2008
		(in thousands)
	Amount	Amount	Amount
Non-accrual loans	$11,949	$8,729	$8,488
Loans past due 90 days or more	13,362	4,055	985

Total Non-Performing loans	25,311	12,784	9,473
Other real estate owned	4,600	4,600	—

Total Non-Performing assets	$29,911	$17,384	$9,473

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. To offset the effects of the seasonality management will use certificates of deposit for funding. At March 31, 2009, we had total deposits of $1.482 billion as compared to $1.525 billion at December 31, 2008, a decrease of $43.4 million or 2.85%. Although deposits decreased at March 31, 2009 as compared to December 31, 2008, the decrease was the result of allowing certificates of deposit to roll off the balance sheet as they matured; time deposits decreased $244.3 million during the period while core deposits increased $200.9 million. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the three months ended March 31, 2009		December 31, 2008
	Average balance	Average Rate	Average balance	Average Rate
	(unaudited)
Demand (non-interest bearing)	$542,280	—	$242,859	—
Interest checking	315,525	1.47%	183,996	2.44%
Savings and money market	520,538	1.18%	498,156	2.65%
Time	216,494	2.82%	455,165	4.16%

Total deposits	$1,594,837	1.06%	$1,380,176	2.66%

Borrowings

At March 31, 2009, we had $65.0 million in advances from the Federal Home Loan Bank. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $3.4 million in securities sold under agreements to repurchase and $20.0 million in Federal Funds purchased which also mature on a daily basis. At March 31, 2009, we had also borrowed $1.0 million from our line of credit with Silverton Bank. We used the increased advances from the Federal Home Loan Bank to fund short term liquidity needs.

Shareholders’ Equity

At March 31, 2009 we had $181.2 million in shareholders’ equity. During the quarter, we paid $16,200 and $395,700 dividends on our Series A and B preferred stock. Accumulated other comprehensive loss decreased $104,000 due to increased valuations in our investment portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2008 except as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended March 31, 2009.

PART II – OTHER INFORMATION

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

Signatures

THE BANCORP INC.
(Registrant)

May 11, 2009	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 11, 2009	/s/ Martin F. Egan
Date	Martin F. Egan
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.