Form 10-Q
period 2009-06-30
Bancorp, Inc.
filed 2009-08-04
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

As of July 25, 2009, there were 14,563,919 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(unaudited)
	(dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$69,950	$90,744
Interest bearing deposits	2,047	1,033
Federal funds sold	12,102	87,729

Total cash and cash equivalents	84,099	179,506

Investment securities, available-for-sale, at fair value	119,781	82,929
Investment securities, held-to-maturity (fair value $17,369 and $18,408, respectively)	23,542	23,529
Loans, net of deferred loan costs	1,459,965	1,449,349
Allowance for loan and lease losses	(18,080)	(17,361)

Loans, net	1,441,885	1,431,988

Premises and equipment, net	8,129	8,279
Accrued interest receivable	7,499	7,799
Intangible assets, net	10,505	11,005
Other real estate owned	—	4,600
Deferred tax asset, net	23,017	22,847
Other assets	13,121	19,893

Total assets	$1,731,578	$1,792,375

LIABILITIES
Deposits
Demand (non-interest bearing)	$410,663	$340,013
Savings, money market and interest checking	903,514	804,502
Time deposits	155,888	357,831
Time deposits, $100,000 and over	20,420	23,016

Total deposits	1,490,485	1,525,362

Securities sold under agreements to repurchase	2,394	9,419
Short-term borrowings	41,000	61,000
Accrued interest payable	406	2,475
Subordinated debentures	13,401	13,401
Other liabilities	2,613	315

Total liabilities	1,550,299	1,611,972

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares, series A, $0.01 par value; 108,136 shares issued and outstanding at June 30, 2009 and December 31, 2008;	1	1
Series B, $1,000 liquidation value, 45,220 shares issued and outstanding at June 30, 2009 and December 31, 2008	38,610	39,028
Common stock - authorized, 20,000,000 shares of $1.00 par value; 14,563,919 shares issued and outstanding at June 30, 2009 and December 31, 2008	14,563	14,563
Additional paid-in capital	146,293	145,156
Accumulated deficit	(17,029)	(17,517)
Accumulated other comprehensive loss	(1,159)	(828)

Total shareholders’ equity	181,279	180,403

Total liabilities and shareholders’ equity	$1,731,578	$1,792,375

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
Interest income
Loans, including fees	$18,259	$21,942	$36,503	$45,231
Investment securities	1,781	1,432	2,858	3,038
Interest bearing deposits	2	—	5	—
Federal funds sold	26	134	119	482

	20,068	23,508	39,485	48,751

Interest expense
Deposits	3,701	9,260	7,915	20,370
Securities sold under agreements to repurchase	5	12	16	26
Short-term borrowings	171	1,079	220	2,053
Subordinated debt	222	236	449	485

	4,099	10,587	8,600	22,934

Net interest income	15,969	12,921	30,885	25,817
Provision for loan and lease losses	2,500	3,350	5,500	4,700

Net interest income after provision for loan and lease losses	13,469	9,571	25,385	21,117

Non-interest income
Service fees on deposit accounts	359	388	636	537
Merchant credit card deposit fees	172	285	404	555
Stored value processing fees	1,681	1,956	4,040	4,487
Gain on sales of securities	670	—	670	—
Other than temporary impairment on securities available for sale	—	(8,275)	—	(8,275)
Leasing income	410	74	471	290
ACH processing fees	138	62	264	120
Other	373	259	646	511

Total non-interest income (loss)	3,803	(5,251)	7,131	(1,775)

Non-interest expense
Salaries and employee benefits	5,628	5,165	11,763	10,116
Occupancy expense	1,357	1,176	2,704	2,251
Data processing expense	1,758	1,070	3,486	2,046
Advertising	262	191	508	378
Professional fees	915	803	1,530	1,323
Amortization of intangibles	250	250	500	500
Loss on sale of other real estate owned	1,700	—	1,700	—
FDIC insurance	1,387	202	1,681	374
Other	2,276	2,353	4,914	4,584

Total non-interest expense	15,533	11,210	28,786	21,572

Net income (loss) before income tax	1,739	(6,890)	3,730	(2,230)
Income tax expense (benefit)	632	(2,619)	1,413	(785)

Net income (loss)	1,107	(4,271)	2,317	(1,445)

Less preferred stock dividends and accretion	(982)	(16)	(1,829)	(33)
Loss allocated to Series A preferred shareholders	—	31	—	10

Net income (loss) available to common shareholders	$125	$(4,256)	$488	$(1,468)

Net income (loss) per share - basic	$0.01	$(0.29)	$0.03	$(0.10)

Net income (loss) per share - diluted	$0.01	$(0.29)	$0.03	$(0.10)

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2009

(dollars in thousands)

	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Comprehensive income	Total
Balance at December 31, 2008	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403

Net Income				2,317		$2,317	2,317
Cash dividends on preferred shares				(1,163)			(1,163)
Common stock warrant		(1,084)	1,084				—
Accretion of series B preferred shares		666	—	(666)			—
Stock-based compensation expense			53				53
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	—	(331)	(331)	(331)

						$1,986

Balance at June 30, 2009	$14,563	$38,611	$146,293	$(17,029)	$(1,159)		$181,279

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the six months ended June 30,
	2009	2008
Operating activities
Net income (loss)	$2,317	$(1,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,935	1,698
Provision for loan and lease losses	5,500	4,700
Net amortization of investment securities discounts/premiums	29	172
Gain on sales of investment securities	(670)	—
Stock-based compensation expense	53	43
Mortgage loans originated for sale	(5,582)	(4,835)
Sales of mortgage loans originated for resale	5,194	4,851
Gain on sales of mortgage loans originated for resale	(24)	(16)
Gain on sales of fixed assets	(39)	(9)
Other than temporary impairment on securities available for sale	—	8,275
Loss on sale of other real estate owned	1,700	—
Decrease in accrued interest receivable	34	1,360
(Decrease) in interest payable	(2,069)	(100)
Decrease (increase) in other assets	6,711	(8,658)
Increase (decrease) in other liabilities	2,128	(324)

Net cash provided by operating activities	17,217	5,712

Investing activities
Purchase of investment securities available for sale	(111,400)	(12,339)
Proceeds from redemptions and repayment on securities available for sale	45,418	4,160
Proceeds from the sales of investment securities available for sale	29,522	—
Proceeds from the sale of other real estate owned	2,900	—
Net increase in loans	(14,980)	(141,450)
Proceeds from sales of fixed assets	75	62
Purchases of premises and equipment	(1,264)	(1,115)

Net cash used in investing activities	(49,729)	(150,682)

Financing activities
Net increase (decrease) in deposits	(34,877)	36,049
Net decrease in securities sold under agreements to repurchase	(7,025)	(1,841)
(Repayment) proceeds from short term borrowings	(20,000)	80,000
Dividends paid on Series A and B preferred stock	(993)	(33)

Net cash provided by (used in) financing activities	(62,895)	114,175

Net decrease in cash and cash equivalents	(95,407)	(30,795)

Cash and cash equivalents, beginning of year	179,506	82,158

Cash and cash equivalents, end of year	$84,099	$51,363

Supplemental disclosure:
Interest paid	$10,670	$23,118

Taxes paid	$352	$4,407

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements of The Bancorp, Inc. (the Company) as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

Note 2. Stock-based Compensation

The Company accounts for its stock options and stock appreciation rights under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of SFAS 123(R) is reflected in the net earnings and related per share amounts for the quarters ended June 30, 2009 and 2008. At June 30, 2009, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock option and stock appreciation rights is estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The Company did not grant any stock options or stock appreciation rights in 2009, but granted stock appreciation rights for 60,000 shares of common stock in 2008. The weighted-average assumptions used in the Black-Sholes valuation model are shown below.

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Risk-free interest rate	—	2.65%
Expected dividend yield	—	0.00%
Expected volatility	—	42.79%
Expected lives (years)	—	5.5 year	s

As of June 30, 2009, there was $216,460 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 1.75 years. There were no stock options exercised for the six month periods ending June 30, 2009 and 2008. Included in net income for the six months ended June 30, 2009 and 2008 was compensation expense of $52,728 and $43,183, respectively. The following tables are a summary of activity in the plans as of June 30, 2009 and changes during the period then ended:

	For the six months ended June 30, 2009
	Shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
	(dollars in thousands except per share data)
Outstanding at January 1, 2009	1,503,737	$12.12
Granted	—	—
Exercised	—	—
Cancelled/forfeited	28,873	13.11

Outstanding at June 30, 2009	1,474,864	$12.10	4.07	$—

Exercisable at June 30, 2009	1,464,864		4.04	$—

Stock appreciation rights:	Shares	Weighted- average price	Average remaining contractual term
Outstanding at beginning of the year	60,000	$11.41
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	60,000	$11.41	2.75

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

The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the three months ended June 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$125	14,563,919	$0.01
Effect of dilutive securities
Common stock warrants	—	787,924	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$125	15,351,843	$0.01

Stock options for 1,474,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2009 but were not included in the dilutive shares because the per share excise price was greater than the per share market price.

	For the six months ended June 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$488	14,563,919	$0.03
Effect of dilutive securities
Common stock warrants	—	471,286	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$488	15,035,205	$0.03

Stock options for 1,474,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2009 but were not included in the dilutive shares because the per share excise price was greater than the per share market price.

	For the three months ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$(4,256)	14,563,218	$(0.29)
Effect of dilutive securities
Stock options	—	—	—

Diluted loss per share
Net loss available to common shareholders plus assumed conversions	$(4,256)	14,563,218	$(0.29)

Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2008 but were not included in the dilutive shares because the per share excise price was greater than the per share market price.

	For the six months ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic loss per share
Net income available to common shareholders	$(1,468)	14,562,434	$(0.10)
Effect of dilutive securities
Stock options	—	—	—

Diluted loss per share
Net loss available to common shareholders plus assumed conversions	$(1,468)	14,562,434	$(0.10)

Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2008 but were not included in the dilutive shares because the per share excise price was greater than the per share market price.

Note 4. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at June 30, 2009 and December 31, 2008 are summarized as follows (dollars in thousands):

	June 30, 2009
Available for sale	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$7,000	$490	$—	$7,490
State and municipal securities	38,892	714	(15)	39,591
Mortgage-backed securities	66,106	298	(944)	65,460
Other securities	1,030	—	(355)	675
Federal Home Loan and Atlantic Central Bankers Bank stock	6,565	—	—	6,565

	$119,593	$1,502	$(1,314)	$119,781

	June 30, 2009
Held to maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other securities	$23,542	$—	$(6,173)	$17,369

	$23,542	$—	$(6,173)	$17,369

	December 31, 2008
Available for sale	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,982	$894	$—	$60,876
Mortgage-backed securities	15,102	380	(461)	15,021
Other securities	807	—	(96)	711
Federal Home Loan and Atlantic Central Bankers Bank stock	6,321	—	—	6,321

	$82,212	$1,274	$(557)	$82,929

	December 31, 2008
Held to maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other securities	$23,529	$—	$(5,121)	$18,408

	$23,529	$—	$(5,121)	$18,408

The fair value of our investment portfolio is based on quoted market prices and from the calculation of the present value of cash flows from securities. Our available-for-sale securities are based on quoted market prices while our held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest of securities using yield to maturity at the measurement date.

On a quarterly basis, the Company evaluates the investment portfolio for other than temporary impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. An impairment in a debt security is considered to be other-than-temporary if there is a credit loss exist, which defines as the difference between the present value of the cash flow expected to be collected and the amortized cost basis, for the security or if either of following condition is met: an entity that hold a security has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company believes that the decrease in values of the held to maturity securities is driven by interest rate and the current economic conditions, however, the Company does believe that the declines are temporary. The Company has the ability to continue to hold the securities to their maturity.

The amortized cost and fair value of the Company’s investment securities at June 30, 2009, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay debt securities with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$—	$—	$—	$—
Due after one year through five years	2,089	1,765	—	—
Due after five years through ten years	482	490	—	—
Due after ten years	110,457	110,961	23,542	17,369
Federal Home Loan and Atlantic Central Bankers Bank stock	6,565	6,565	—	—

	$119,593	$119,781	$23,542	$17,369

At June 30, 2009 and December 31,2009, investment securities with a book value of approximately $12.4 and $30.9 million, respectively, were pledged to secure securities sold under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. Gross gains on sales of securities in the first six months of 2009 amounted to $670,000. There were no gains or losses on securities in the first six months of 2008.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2009 (dollars in thousands):

		Less than 12 months		12 months or longer		Total
June 30, 2009 Available for sale	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	—	$—	$—	$—	$—	$—	$—
State and Municipal securities	3	4,675	(15)	—	—	4,675	(15)
Mortgage-backed securities	14	39,096	(513)	845	(431)	39,941	(944)
Other securities	1	—	—	675	(355)	675	(355)

Total temporarily impaired investment securities	18	$43,771	$(528)	$1,520	$(786)	$45,291	$(1,314)

		Less than 12 months		12 months or longer		Total
June 30, 2009 Held to Maturity	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	8	$5,476	$(1,380)	$11,893	$(4,793)	$17,369	$(6,173)

Total temporarily impaired investment securities	8	$5,476	$(1,380)	$11,893	$(4,793)	$17,369	$(6,173)

The table below indicates the length of time securities had been in a continuous unrealized loss position at December 31, 2008 (dollars in thousands):

		Less than 12 months		12 months or longer		Total
December 31, 2008 Available for sale	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Mortgage-backed securities	11	$—	$—	$1,079	$(461)	$1,079	$(461)
Other securities	1	—	$—	711	(96)	711	(96)

Total temporarily impaired investment securities	12	$—	$—	$1,790	$(557)	$1,790	$(557)

		Less than 12 months		12 months or longer		Total
December 31, 2008 Held to Maturity	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Total temporarily impaired investment securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Management has evaluated the securities in the above tables and has concluded that none of these securities have impairments that is other than temporary. In its evaluation, management considered the types of securities and what the credit rating was on the securities. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include mortgage-backed securities and other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities which include single issue trust preferred securities is related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment performed at the security level, shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and an individual issuer in a pool could default which could affect the ultimate collectability of contractual amounts. The Company concluded, as a result of its review, that other-than-temporary impairment did not exist at June 30, 2009 due to the securities’ continuing performance.

Note 5. Loans

Major classifications of loans are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Commercial	$363,524	$353,219
Commercial mortgage	522,510	488,986
Construction	255,504	305,889

Total commercial loans	1,141,538	1,148,094
Direct financing leases, net	80,774	85,092
Residential mortgage	64,934	57,636
Consumer loans and others	170,999	157,446

	1,458,245	1,448,268
Deferred loan costs	1,720	1,081

Total loans, net of deferred loan costs	$1,459,965	$1,449,349

Supplemental loan data:
Construction 1-4 family	$124,443	$163,718
Construction commercial, acquisition and development	131,061	142,171

	$255,504	$305,889

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $8.7 million on June 30, 2009. The specific valuation allowance allocated to these impaired loans was $1.4 million. The balance of impaired loans was $8.7 million at December 31, 2008. The specific valuation allowance allocated to these impaired loans was $3.1 million.

The Company recognizes income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The following table summarizes the Company’s non-performing loans (dollars in thousands):

	June 30, 2009	December 31, 2008
Non-accrual loans	$8,716	$8,729
Loans past due 90 days or more	21,779	4,055

Total non-performing loans	$30,495	$12,784

Changes in the allowance for loan and lease losses are as follows (dollars in thousands):

	Six months ended June 30,		For the year Ended December 31,
	2009	2008	2008
Balances at the beginning of the year	$17,361	$10,233	$10,233
Charge-offs	(5,047)	(698)	(5,533)
Recoveries	266	10	161
Provision charged to operations	5,500	4,700	12,500

Balance at end of year	$18,080	$14,245	$17,361

Note 6. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (the Bank), and is the

Chief Executive Officer of the Company. Under the sublease, RAIT pays the Company rent equal to 44% of the rent paid by the Company and an allocation of common area expenses. RAIT was charged rent of $160,800 and $199,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $14.8 million and $24.9 million as of June 30, 2009 and December 31, 2008, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2009, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectability. At June 30, 2009, loans to these related parties amounted to $11.4 million.

The Bank participates in one loan at June 30, 2009 that was originated by RAIT. The outstanding principal balance of the loan was $21.3 million at June 30, 2009.

Note 7. Fair Value Measurements

Financial instruments recorded at fair value in the Company’s financial statements, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available for sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under SFAS No. 157 and explained below.

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

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $84.1 million and $179.5 million as of June 30, 2009 and December 31, 2008, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2009 and December 31, 2008 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon time deposit maturities at June 30, 2009, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value. The fair value of subordinated debt that floats with the London Interbank Offered Rate is estimated to equal the carrying amount.

	June 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(dollars in thousands)
Cash and cash equivalents	$84,099	$84,099	$179,506	$179,506
Investment securities available-for-sale	119,781	119,781	82,929	82,929
Investment securities held-to-maturity	23,542	17,369	23,529	18,408
Loans receivable, net	1,459,965	1,428,482	1,449,349	1,441,195
Certificates of deposit	176,308	176,064	380,847	381,395
Subordinated debentures	13,401	9,906	13,401	9,364
Securities sold under agreements to repurchase	2,394	2,394	9,419	9,419
Short term borrowings	41,000	41,000	61,000	61,000

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

In addition, SFAS No. 157, Fair Value Measurements, (a) establishes a common definition for fair value to be applied to assets and liabilities, where required or permitted by accounting standards; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements. SFAS No. 157 does not extend the required use of fair value to any new circumstances. Fair value measurements are established according to a three level hierarchy, using the highest level possible (Level 1) if such inputs are available. Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from or corroborated through observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Available-for -sale securities	$119,781	$—	$112,541	$7,240

	$119,781	$—	$112,541	$7,240

The Company’s change in Level 3 assets are listed below (dollars in thousands).

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for -sale securities
Beginning Balance	$7,032
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(259)
Purchases, issuances, and settlements	467
Transfers in	—

Ending Balance	$7,240

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$—

Impaired loans fair value measurements on a nonrecurring basis, segregated by fair value hierarchy, during the six months ended June 30, 2009 are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,250	$—	$—	$7,250

	$7,250	$—	$—	$7,250

Impaired loans that are collateral dependent have been written down to their fair value, less costs to sell, of $7.3 million through the establishment of specific reserves of $1.4 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 8. Preferred Stock

Under the Emergency Economic Stabilization Act of 2008, the United States Treasury Department implemented the Trouble Asset Relief Program (TARP) Capital Purchase Program (CPP), whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and bank holding companies engaged only in financial activities. On December 12, 2008, under the CPP, the Company issued 45,220 shares of Series B preferred stock to the Treasury Department for a purchase price of $45.2 million. The Series B stock has a 5% annual dividend rate for the first five years and a 9% annual dividend thereafter if the preferred shares are not redeemed by the Company. The Company may not redeem the Series B preferred stock until the three year anniversary, except with proceeds from the sale of qualifying equity securities of the Company. In conjunction with the purchase of our Series B preferred stock, the Treasury Department also received warrants to purchase common stock.

On December 12, 2008, the Company also issued a warrants to purchase 1,960,405 shares of the Company’s common stock (par value $1.00 par share) to the Treasury Department. The warrants have a 10-year term and are immediately exercisable at an exercise price, subject to anti-dilution adjustments, of $3.46 per share.

The proceeds from the Treasury are allocated to the Series B Preferred Stock and the warrants based on their relative fair value. The fair value of the Series B Preferred Stock was determined through a discounted future cash flow model. A Black-Scholes pricing model was used to calculate the fair value of the warrants. The Black-Scholes model includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate. The table below outlines the assumptions used to calculate our discount:

Risk-free interest rate	2.60%
Expected dividend yield	0.00%
Expected volatility	66.82%
Expected life	10.00	Years

The Company finalized the valuation during the six months ended June 30, 2009 and calculated a discount on the preferred stock in the amount of approximately $7.3 million which is being amortized over a 5 year period. The effective yield on the amortization of the Series B Preferred Stock is approximately 8.24%. In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income (loss).

Note 9. Subsequent events

Common stock approval

On July 29, 2009, our stockholders approved an amendment to our Certificate of Incorporation that increased the number of authorized shares of our common stock from 20 million shares to 50 million shares.

Acquisitions

On April 1, 2009, The Bancorp, Inc. entered into a stock purchase agreement (the “SPA”) with American Mortgage Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, American Home Bank, a federal savings association (the “Acquisition Bank”) to acquire all of the outstanding shares of capital stock of Acquisition Bank (the “Acquisition”). Consummation of the Acquisition is subject to customary conditions, including receipt of required approvals of applicable governmental agencies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, and that, following the date of the SPA, no material adverse effect shall have occurred with respect to the Acquisition Bank or its subsidiaries.

Consummation of the Acquisition is also subject to approval of the sale of Acquisition Bank by the United States Bankruptcy Court. On August 6, 2007, Holdings and certain of its affiliates (not including Acquisition Bank) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 15, 2009, the United States Bankruptcy Court for the District of Delaware issued an order (the “Order”) approving the SPA and permitting transfer by Holdings of all the capital stock of the Acquisition Bank, free and clear of all liens, claims, encumbrances, and other interest. The Company has the right to terminate the SPA if the Order is modified in any way materially adverse to the Company or if the Order becomes subject to a stay on effectiveness.

Unless the SPA is extended by agreement of both the Company and Holdings, it will terminate on September 30, 2009. If closing has not taken place by September 30, 2009 and required approvals of applicable governmental agencies have not been obtained, the Company has the unilateral right to extend the termination date by 30 days by delivering to Holdings a written notice and a non-refundable deposit of $1 million (the “Extension payment”). If the Acquisition is consummated after the SPA has been extended in this manner, the purchase price will be reduced by one-half the amount of the Extension Payment. the Company may elect to extend termination a maximum of three times, by paying three separate Extension payments. As of June 30, 2009, the SPA is pending approvals from applicable governmental agencies.

Note 10. Reclassification

Certain reclassifications have been made to the 2008 financial statements to confirm to the 2009 presentation.

Note 11. Recent Accounting Pronouncements

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FASB interpretation (FIN) 46(R)-8, Disclosure By Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities, which requires additional disclosures relating to transfers of financial assets and interests in securitization entities and other variable interest entities. The purpose of this FSP is to require improved disclosure by public enterprises prior to the effective dates of the proposed amendments to SFAS 140 and FIN 46(R). The effective date for the FSP 140-40 and FIN 46(R)-8 was for reporting periods (interim and annual) beginning with the first reporting period that ended after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for fiscal years ending after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material effect on the Company’s consolidated financial statements at the date of adoptions.

In April 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.). SAB No. 111 maintains the SEC staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. SAB No. 111 provided that the phrase “other than temporary” for equity securities classified as available-for-sale should not be interpreted to mean “permanent”. The adoption of SAB No. 111 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial period ending after June 15, 2009. The Company adopted SFAS No.165 as of June 30, 2009 and has included the appropriate disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which is a revision to SFAS No. 140. It requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 166 but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is a revision to FIN No. 46(R), Consolidation of Variable Interest Entities. It improves financial reporting by enterprises involved with variable interest entities and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 167 but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, the SEC released SAB No. 112, which amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations, and, in particular, with SFAS No. 141, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SAB No. 112 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effects of the adoption of SFAS No. 168 and will revise the references within future financial statements for the Codification.

On June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company evaluated the securities on which it recorded an other than temporary impairment charge in fiscal 2008. The Company evaluated all of the relevant information available on the securities including current collateral performance and ratings reports and determined that the other than temporary impairment charge recorded in 2008 was related to credit conditions within the investment securities.

On June 30, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the FSP did not have any effect on the Company’s consolidated financial statements at the date of adoption.

On June 30, 2009, the Company adopted FSP, FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company has included the appropriate disclosures in the “Note 7- Fair Value Measurements” in this quarterly financial report.

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than temporary impairment, or OTTI, condition.

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

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. The Company’s valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period.

Results of Operations

Second quarter 2009 to second quarter 2008

Net Income: Net income for the second quarter of 2009 was $1.1 million, compared to a net loss of $4.3 million for the second quarter of 2008. Diluted earnings per common shareholder were $0.01 in the second quarter of 2009 as compared to diluted loss of $0.29 for the second quarter of 2008. Earnings per common shareholders’ include accretion of $401,000 for the imputed dividend cost in connection with our issuance of the common stock warrant to the U.S. Treasury Department in connection with our participation in the TARP Capital Purchase Program. Return on average assets was 0.25% and return on average equity was 2.42% for the second quarter of 2009, as compared to a negative return of 1.04% and negative return of 9.41% respectively for the second quarter of 2008.

Net Interest Income: Our net interest income for the second quarter of 2009 increased to $16.0 million from $12.9 million in the second quarter of 2008, while our interest income for the second quarter of 2009 decreased to $20.1 million from $23.5 million in the same period of 2008. Our average loans increased to $1.470 billion for the second quarter of 2009 from $1.396 billion for the second quarter of 2008. The reason for the decreases in our interest income was the reductions in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the fourth quarter of 2008. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio and through additional securities purchases in our investment portfolio.

Our net interest margin for the second quarter 2009 increased to 3.96% from 3.34% for the second quarter of 2008, an increase of 62 basis points (.62%). The net interest margin increase was a result of a decrease in our cost of funds that exceeded the decrease in yields from our interest earning assets. The decrease in our cost of funds was the result of an increase in our lower cost core deposits generated by the Payment Solutions Division and the Healthcare Solutions Division which allowed us to have higher cost time deposits roll off the balance sheet as they matured without being replaced with new time deposits.

For the second quarter of 2009, the average yield on our interest-earning assets decreased to 4.96% from 6.07% for the second quarter of 2008, a decrease of 111 basis points (1.11%). The decrease in yield is the result of decreases in the prime rate and the London Interbank Offered Rate, or Libor, for our variable rate loans, to which a majority of our loans are indexed, which occurred in the throughout 2008. The historic low rates have continued throughout the second quarter of 2009. The cost of interest-bearing deposits decreased to 1.43% for the second quarter of 2009 from 3.28% for the second quarter of 2008, a decrease of 185 basis points (1.85%). As a result of allowing higher interest cost certificates of deposit to roll off our balance sheet as they matured, average interest-bearing deposits decreased to $1.032 billion from $1.131 billion, a decrease of $98.7 million or 8.72%. The roll-off of the certificates of deposit was largely offset by increases in our core deposits; excluding the certificates of deposit, the average interest and non-interest bearing deposits increased $485.6 million for the second quarter of 2009 from the second quarter of 2008, principally as a result of the increased deposits generated by our Payment and Healthcare Solutions Divisions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,470,347	$18,259	4.97%	$1,396,421	$21,942	6.29%
Investment securities	135,102	1,946	5.76%	127,544	1,432	4.49%
Interest bearing deposits	2,047	2	0.32%	3,069	11	1.43%
Federal funds sold	23,068	26	0.45%	21,566	123	2.28%

Net interest-earning assets	1,630,564	20,233	4.96%	1,548,600	23,508	6.07%
Allowance for loan and lease losses	(19,474)			(11,875)
Other assets	138,007			113,646

	$1,749,097			$1,650,371

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$423,239			$145,227
Interest bearing deposits
Interest checking	352,215	$1,302	1.48%	176,080	$986	2.24%
Savings and money market	509,798	2,040	1.60%	478,368	3,166	2.65%
Time	170,251	359	0.84%	476,468	5,108	4.29%

Total interest bearing deposits	1,032,264	3,701	1.43%	1,130,916	9,260	3.28%
Short term borrowings	93,610	171	0.73%	170,393	1,079	2.53%
Repurchase agreements	2,774	5	0.71%	2,300	12	2.09%
Subordinated debt	13,401	222	6.63%	13,401	236	7.04%

Net interest bearing liabilities	1,142,049	4,099	1.44%	1,317,010	10,587	3.22%
Other liabilities	1,192			6,626

Total Liabilities	1,566,480			1,468,863
Shareholders’ equity	182,617			181,508

	$1,749,097			$1,650,371

Net interest income on a tax equivalent basis*		16,134			12,921

Tax equivalent adjustment		165			—

Net interest income		$15,969			$12,921

Net interest margin*			3.96%			3.34%

*	Tax equivalent basis, using a 34% statutory tax rate

In the second quarter of 2009, average interest-earning assets increased to $1.631 billion, an increase of $82.0 million, or 5.3%, from the second quarter of 2008. This increase is a result of growth in our loan operations and increased holdings of investment securities.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $2.5 million for the second quarter of 2009 compared to $3.4 million for the second quarter of 2008. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing Loans” below.

Non-Interest Income. Non-interest income was $3.8 million for the second quarter of 2009 as compared to $3.0 million before an impairment adjustment of $8.3 million for second quarter of 2008, an increase of $779,000 or 25.8%. The primary reason for the increase was a $670,000 gain recognized on sales of investment securities and $345,000 income increased on the sale of leased commercial vehicles. Leasing income increased to $410,000 for the second quarter of 2009 from $74,000 for the same period of 2008. The increase in the leasing income is a result of higher resale values for commercial vehicles and stronger sales of vehicles in the secondary market resulting from lower fuel prices. The amount of net stored value processing fees decreased $275,000, due to increased costs to expand product programs. In the second quarter of 2008, we recorded an other than temporary impairment (OTTI) charge of $8.3 million with respect to two structured finance securities.

Non-Interest Expense. Total non-interest expense was $15.5 million for the second quarter of 2009, as compared to $11.2 million for second quarter of 2008, an increase of $4.3 million or 38.6%. Salaries and employee benefits amounted to $5.6 million for the second quarter of 2009 as compared to $5.2 million for the second quarter of 2008, an increase of $463,000 or 9.0%. The increase in salaries and employee benefits resulted from an increase in costs associated with our commercial lending area. It also reflects annual salary increases of between 2% to 4% to our employees. Occupancy expense for the second quarter of 2009 increased to $1.4 million from $1.2 million for the second quarter of 2008, an increase of $181,000 or 15.4% from the same period in 2008. The increase is a result of relocating our main operating office in the third quarter of 2008 and increased depreciation expense associated with our additions of fixed assets due to growth during 2008. Data processing expense increased $688,000 from $1.1 million during the second quarter of 2008 to $1.8 million during the second quarter of 2009. This increase resulted from growth in our account base, in particular health savings accounts in our affinity group programs. Federal Deposit Insurance Corporation, or FDIC, insurance expense increased to $1.4 million for the second quarter of 2009 from $202,000 in first six months of 2008 because of a special assessment and increased annual assessment fees by the FDIC as a result of the recessionary U.S. economy and increased numbers of bank failures. In the second quarter of 2009, we sold a property held in “other real estate owned” for $2.9 million resulting in a $1.7 million loss. The loss resulted from the continued decline in the real estate market where the property was located, which is outside of our regional lending area.

Income taxes. Income tax expense was $632,000 for the second quarter of 2009 as compared to a tax benefit of $2.6 million in the second quarter of 2008. The tax benefit recorded in the second quarter of 2008 was the result of the OTTI charge recorded in the quarter. In the second quarter of 2009, we purchased state and municipal securities that are tax exempt securities and have reduced our effective rate to 36.3%.

Preferred stock dividend and accretion. Our cash dividend on preferred stock and accretion increased to $982,000, of which the cash dividend was $581,000 and the accretion was $401,000, in the second quarter of 2009 as compared to cash dividends on preferred stock for $16,000 in the second quarter of 2008. The increase is the result of the dividend for the Series B preferred stock which we issued to the U.S. Treasury in December 2008 in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the warrants which were issued in conjunction with the issuance of the Series B preferred stock.

First six months of 2009 to first six months of 2008

Net Income: Net income for the first six months of 2009 was $2.3 million, compared to a net loss of $1.5 million for the first six months of 2008. Diluted earnings per common shareholder were $0.03 in the first six months of 2009 as compared to diluted loss per common shareholder of $0.10 for the first six months of 2008. Earnings per common shareholder include accretion of $666,000 for the imputed dividend cost, in connection with the common stock warrant we issued to the U.S. Treasury Department in connection with our participation in the TARP Capital Purchase Program. Return on average assets was 0.26% and return on average equity was 2.55% for first six months of 2009, as compared to a negative return, as a result of the loss of 0.18% and a negative return of 1.61%, respectively for the first six months of 2008.

Net Interest Income: Our net interest income for the first six months of 2009 increased to $30.9 million from $25.8 million in the first six months of 2008, while our interest income for the first six months of 2009 decreased to $39.5 million from $48.8 million in the first six months of 2008. Our average loans increased to $1.464 billion for first six months of 2009 from $1.363 billion for the first six months of 2008. As stated above, the primary reason for the decreases in our interest income was the reductions in rates by the FRB beginning in the second half of 2007 through the fourth quarter of 2008. The reduction in interest income was partially offset by the interest income generated by organic growth of our loan portfolio.

Our net interest margin for the first six months of 2009 increased to 3.77% from 3.40% for the first six months of 2008, an increase of 37 basis points (.37%). As described in our discussion of the three months ended June 30, 2009, the margin increase was a result of decreases in our cost of funds that exceeded the decrease in yields from our interest earning assets.

In the first six months of 2009 the average yield on our interest-earning assets decreased to 4.81% from 6.43% for first six months of 2008, a decrease of 162 basis points (1.62%). As a result of decrease in prime rate and Libor, which are the rates to which the majority of our loans are indexed to during the second half of 2008, the cost of our interest-bearing deposits decreased to 1.52% for the first six months of 2009 from 3.60% for the first six months of 2008, a decrease of 208 basis points (2.08%). Average interest-bearing deposits decreased to $1.042 billion from $1.131 billion, a decrease of $88.3 million or 7.81%. As previously stated, the decrease was a result of allowing certificates of deposit, which had higher cost, to mature, which was largely offset by increases in our core deposits. Excluding the certificates of deposit, our average interest and non-interest bearing deposits increased $488.3 million for first six months of 2009 from the same period of 2008.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six months ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,463,752	$36,503	4.99%	$1,363,494	$45,231	6.63%
Investment securities	122,502	3,023	4.94%	124,862	3,038	4.87%
Interest bearing deposits	2,045	5	0.44%	3,171	29	1.83%
Federal funds sold	60,434	119	0.39%	25,137	453	3.60%

Net interest-earning assets	1,648,733	39,650	4.81%	1,516,664	48,751	6.43%
Allowance for loan and lease losses	(18,689)			(11,403)
Other assets	152,803			118,034

	$1,782,847			$1,623,295

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$482,266			$146,974
Interest bearing deposits
Interest checking	333,971	$2,461	1.47%	155,626	$1,891	2.43%
Savings and money market	515,138	3,570	1.39%	540,521	8,439	3.12%
Time	193,245	1,884	1.95%	434,531	10,040	4.62%

Total interest bearing deposits	1,042,354	7,915	1.52%	1,130,678	20,370	3.60%
Short term borrowings	59,196	220	0.74%	144,867	2,053	2.83%
Repurchase agreements	2,563	16	1.28%	2,521	26	2.06%
Subordinated debt	13,401	449	6.71%	13,203	485	7.35%

Net interest bearing liabilities	1,117,514	8,600	1.54%	1,291,269	22,934	3.55%
Other liabilities	1,260			5,071

Total Liabilities	1,601,040			1,443,314
Shareholders’ equity	181,807			179,981

	$1,782,847			$1,623,295

Net interest income on tax equivalent basis*		31,050			25,817

Tax equivalent basis adjustment		165				—

Net interest income		$30,885			$25,817

Net interest margin*			3.77%			3.40%

*	Tax equivalent basis, using a 34% statutory tax rate

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.5 million for the first six months of 2009 compared to $4.7 million for the first six months of 2008. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ –Non-performing Loans” below.

Non-Interest Income. Non-interest income was $7.1 million for the first six months of 2009 as compared to $6.5 million before the $8.3 million impairment adjustment for the same period of 2008, an increase of $631,000 or 9.7%. The primary reason for the increase was a $670,000 gain recognized on sales of investment securities in the second quarter. Leasing income increased $181,000 for the reasons described in our discussion of the three months ended June 30, 2009. The amount of net stored value processing fees decreased $447,000 for the reason also described in our discussion of the three months ended June 30, 2009. In the second quarter of 2008, we recorded OTTI charge of $8.3 million with respect to two structured finance securities.

Non-Interest Expense. Total non-interest expense was $28.8 million for the first six months of 2009, as compared to $21.6 million for the first six months of 2008, an increase of $7.2 million or 33.4%. Salaries and employee benefits amounted to $11.8 million for the first six months of 2009 as compared to $10.1 million for the first six months of 2008. The increase in salaries and employee benefits resulted from an increase in the costs associated with our commercial lending area. It also reflects an annual salary increases between 2% to 4% to our employees. Occupancy expense increased to $2.7 million from $2.3 million for the six months ended June 30, 2009, an increase of $453,000 or 20.1% from the same time period in 2008 for the reasons described in our discussion of the three months ended June 30, 2009. Data processing expense increased to $3.5 million for the six months ended June 30, 2009 from $2.1 million for the same period in 2008. This increase resulted from growth in our account base, in particular health savings accounts in our affinity group programs. Professional fees increased $207,000 to $1.5 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters. FDIC insurance increased to $1.7 million from $374,000 for the six months ended June 30, 2009 as a result of a special assessment and increased annual assessment fees imposed by the FDIC. Other expense increased to $4.9 million from $4.6 million, an increase of $330,000. The increase was primarily the result of our employee travel and seminar expense, which increased from $202,000 to $386,000 from June 30, 2008 as compared to June 30, 2009. The increase was due primarily to increases in travel associated with the marketing and expansion of our prepaid card programs. In the second quarter of 2009, we recognized a $1.7 million loss on the other real estate owned that we sold, during the three months ended June 30, 2009.

Income taxes. Income tax expense was $1.4 million for the first half of 2009 as compared to a tax benefit of $785,000 in the first half of 2008. The tax benefit recorded in the first half of 2008 was the result of the OTTI charge recorded in the second quarter of 2008. In the second quarter of 2009, we purchased state and municipal securities that are tax exempt securities and have reduced our effective rate to 37.9%.

Preferred stock dividend and accretion. Our cash dividend on preferred stock and accretion increased to $1.8 million, of which the cash dividend was $1.1 million and the accretion was $666,000, in the first six months of 2009 as compared to cash dividends on preferred stock for $33,000 in the first six months of 2008. The increase is the result of the dividend for the Series B preferred stock which we issued to the U.S. Treasury in December 2008 in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the warrants which were issued in conjunction with the issuance of the Series B preferred stock.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in core deposits and our excess cash in hand. Our core deposits increased $169.7 million in the first six months of 2009. We have also used sources outside of our core deposit products to fund our loan growth, including Federal Home Loan Bank advances and repurchase agreements. As of June 30, 2009, we had $40.0 million of outstanding Federal Home Loan Bank advances and $2.4 million in repurchase agreements. We also had $1.0 million outstanding on the line of credit with Silverton Bank.

Funding requirements were primarily the cash outflows required for loans, which were $15.0 million in the first six months of 2009. At June 30, 2009, we had outstanding commitments to fund loans, including unused lines of credit, of $333.6 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At June 30, 2009, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio

AS OF JUNE 30, 2009
The Company	10.34%	12.15%	13.38%
The Bancorp Bank	9.57%	11.25%	12.49%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2008
The Company	10.10%	11.72%	12.87%
The Bancorp Bank	9.24%	10.75%	11.91%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2009. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans, net	$708,236	$206,476	$305,378	$116,826	$123,049
Investments securities	—	—	—	1,765	141,558
Interest bearing deposits	2,047	—	—	—	—
Federal funds sold	12,102	—	—	—	—

Total interest earning assets	722,385	206,476	305,378	118,591	264,607

Interest bearing liabilities:
Interest checking	176,034	—	176,034	—	—
Savings and money market	137,862	—	413,584	—	—
Time deposits	136,058	36,817	2,740	—	693
Securities sold under agreements to repurchase	2,394	—	—	—	—
Short-term borrowings	41,000	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	496,749	36,817	592,358	10,000	693

Gap	$225,636	$169,659	$(286,980)	$108,591	$263,914

Cumulative gap	$225,636	$395,295	$108,315	$216,906	$480,820

Gap to assets ratio	13%	10%	-17%	6%	15%
Cumulative gap to assets ratio	13%	23%	6%	13%	28%

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

Financial Condition

General. Our total assets at June 30, 2009 were $1.732 billion, of which our total loans were $1.460 billion. At December 31, 2008, our total assets were $1.792 billion, of which our total loans were $1.449 billion.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 4 to the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q. Total investment securities increased to $143.3 million on June 30, 2009, an increase of $36.9 million or 34.6% from year-end 2008. The increase in investment securities was primarily a result of increased holdings of state and municipal securities. In first six months of 2009, the Company purchased $38.9 million of tax-exempt states and municipal securities, of which $35.9 million settled in the second quarter of 2009, to generate a tax free return to offset the 5% dividends on $45.2 million of our series B preferred stock issued to the United States Treasury Department through the Troubled Asset Relief Program.

The other securities included in the held to maturity classification on our balance sheet at June 30, 2009 consist of six single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued banks. The amortized cost of the single issuer trust preferred securities was $21.5 million, of which four securities totaling $9.5 million were issued by four different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

Loan Portfolio. Total loans increased to $1.460 billion at June 30, 2009 from $1.449 billion at December 31, 2008, an increase of $10.6 million or 0.7%.

The following table summarizes our loan portfolio by loan category for the periods indicated (dollars in thousands):

	June 30, 2009 Amount	December 31 2008 Amount
Commercial	$363,524	$353,219
Commercial mortgage	522,510	488,986
Construction	255,504	305,889

Total commercial loans	1,141,538	1,148,094
Direct financing leases, net	80,774	85,092
Residential mortgage	64,934	57,636
Consumer loans and others	170,999	157,446

	1,458,245	1,448,268
Deferred loan costs	1,720	1,081

Total loans, net of deferred loan costs	$1,459,965	$1,449,349

Supplemental loan data :
Construction 1-4 family	$124,443	$163,718
Construction commercial, acquisition and development	131,061	142,171

	$255,504	$305,889

The $50.4 million reduction in construction loan balances resulted from the completion of various projects resulting in either loan pay downs from sales or the conversion from construction loans into term loans as stipulated by the initial underwriting.

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

	Six months ended June 30,		For the year ended December 31,
	2009	2008	2008
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$17,361	$10,233	$10,233

Loans charged-off:
Commercial	1,894	31	733
Construction	3,080	438	2,744
Lease financing	49	28	55
Residential mortgage	—	192	1,992
Consumer	24	9	9

Total	5,047	698	5,533

Recoveries:
Commercial	227	—	—
Construction	14	1	152
Lease financing	12	5	5
Residential mortgage	12	—	—
Consumer	1	4	4

Total	266	10	161

Net charge-offs (recoveries)	4,781	688	5,372
Provision charged to operations	5,500	4,700	12,500

Balance in allowance for loan and lease losses at end of period	$18,080	$14,245	$17,361

Net charge-offs/average loans	0.33%	0.05%	0.38%

Net Charge-offs. Net charge-offs were $4.8 million for the six months ended June 30, 2009. The charge-offs in first six months of 2009 were primarily the result of a $3.0 million charge-off on two construction loans to one customer and a $1.7 million charge-off on two commercial loans.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $8.7 million of non-accrual loans at June 30, 2009 compared to $10.1 million of non-accrual loans at June 30, 2008, a decrease of $1.4 million. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $21.8 million and $4.1 at June 30, 2009 and December 31, 2008, respectively. The increase in total non-performing assets at June 30, 2009 as compared to December 31, 2008 was due primarily to an increase in the loans past due 90 days. The increase in loans past due 90 days consisted primarily of real estate construction, commercial real estate and residential real estate categories and is attributable to general declines in the real estate market and falling real estate prices. In addition, unemployment and under-employment have negatively impacted the credit performance of real estate related loans, in general. This market turmoil and tightening of credit have led to an increased level of delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. The loans in the past due 90 days still accruing interest category are currently in the process of collection and we believe the fair value of the underlying collateral is sufficient to cover our loan balances and accrued interest recognized. Total non-performing assets amounted to $30.5 million at June 30, 2009 as compared to $17.4 million at December 31, 2008.

	June 30, 2009	December 31, 2008	June 30, 2008
	(dollars in thousands)
	Amount	Amount	Amount
Non-accrual loans	$8,716	$8,729	$10,053
Loans past due 90 days or more	21,779	4,055	492

Total Non-Performing loans	30,495	12,784	10,545
Other real estate owned	—	4,600	—

Total Non-Performing assets	$30,495	$17,384	$10,545

The other real estate owned which was $4.6 million at December 31, 2008 consisted of one property that was sold during second quarter of 2009 for $2.9 million resulting in a loss of $1.7 million.

Deposits. A primary source for funding our growth is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposit accounts, which include demand, interest checking, savings and money markets accounts, as these accounts typically represent low cost deposits. While we have used, and expect to continue to use, the brokered certificate of deposit market to meet loan funding needs, it is management’s expectation that core deposit growth will allow us to reduce our use of brokered certificates of deposit. However, because certain products we offer have an element of seasonality, for example stored value volume is greater in the first and fourth quarters and as a result the corresponding deposits are also greater in those periods. We intend to continue to use brokered certificates of deposit to offset this seasonality. At June 30, 2009, we had total deposits of $1.490 billion as compared to $1.525 billion at December 31, 2008, a decrease of $34.9 million or 2.3%. Although deposits decreased at June 30, 2009 as compared to December 31, 2008, the decrease was the result of allowing certificates of deposit to roll off the balance sheet as they matured; time deposits decreased $204.5 million during the period while core deposits increased $170.0 million. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the six months ended June 30, 2009		For the year ended December 31, 2008
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$482,266	—	$242,859	—
Interest checking	333,971	1.47%	183,996	2.44%
Savings and money market	515,138	1.39%	498,156	2.65%
Time	193,245	1.95%	455,165	4.16%

Total deposits	$1,524,620	1.04%	$1,380,176	2.66%

Borrowings

At June 30, 2009, we had $40.0 million in advances from the Federal Home Loan Bank, a decrease of $20.0 million from December 31, 2008. The decrease in advances was due to us using our excess funds that were being invested overnight in federal funds sold position to repay the advances. The advances mature on a daily basis and are collateralized with investment securities and loans. Additionally, we had $2.4 million in securities sold under agreements to repurchase which also mature on a daily basis. At June 30, 2009, we had also borrowed $1.0 million from our line of credit with Silverton Bank. We used the advance from the Federal Home Loan Bank to fund short-term liquidity needs.

Shareholders’ Equity

At June 30, 2009, we had $181.3 million in shareholders’ equity. During the first six months of 2009, we had $32,000 and $1.1 million in dividends accrued on our Series A and B preferred stock, respectively. Accumulated other comprehensive loss increased $331,000 due to the changes in the fair values in our investment portfolio. In the second quarter of 2009, we finalized our valuation of the allocated fair value of the common stock warrants that were issued in conjunction with the Series B preferred stock we issued to the U.S. Treasury Department through our participation in the TARP Capital Purchase Program. The final valuation of the warrants resulted in an additional $1.1 million being allocated to additional paid–in capital from preferred stock. We recognized accretion of $666,000 related to the common stock warrants during the first six months of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the quarter ended June 30, 2009, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on June 4, 2009, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 30, 2009, the voting results were as follows:

(a) Each of the following nominees was elected to the Board of Directors as follows:

	VOTES FOR	VOTES WITHHELD	ABSTENTIONS	UNVOTED

Betsy Z. Cohen	12,445,915	197,433	—	1,920,571

Daniel G. Cohen	12,442,821	200,527	—	1,920,571

Walter T. Beach	11,741,870	901,478	—	1,920,571

Michael J. Bradley	12,492,578	150,770	—	1,920,571

Matthew Cohn	12,491,278	152,070	—	1,920,571

Leon A. Huff	12,495,092	148,256	—	1,920,571

William H. Lamb	10,563,121	2,080,227	—	1,920,571

Frank M. Mastrangelo	12,446,490	196,858	—	1,920,571

James J. McEntee III	11,267,741	1,375,607	—	1,920,571

Linda Schaeffer	11,268,541	1,374,807	—	1,920,571

Joan Specter	11,744,538	898,810	—	1,920,571

(b)	Advisory (non-binding) vote to approve executive compensation:

VOTES FOR	VOTES WITHHELD	ABSTENTIONS	UNVOTED
7,825,204	1,992,012	2,826,130	1,920,573

(c)	Approval of the selection of Grant Thornton LLP as our independent public accounting firm for the fiscal year ending December 31, 2009.

VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
12,591,139	52,208	0	1,920,572

ITEM 6. EXHIBITS

The Exhibits furnished as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index immediately following the signature page of this Report. Such Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP INC.
(Registrant)

August 3, 2009 /s/ Betsy Z. Cohen
Date Betsy Z. Cohen
Chief Executive Officer

August 3, 2009 /s/ Martin F. Egan
Date Martin F. Egan
Senior Vice President, Chief Financial Officer and Secretary

Exhibit No.	Description
2.1	Stock Purchase Agreement by and among the registrant, American Home Mortgage Holdings, Inc. and American Home Bank, dated as of April 1, 2009(4)

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B(3)

4.1	Specimen Stock Certificate(2)

4.2	Specimen Series B Preferred Stock Certificate(3)

4.3	Warrant for Purchase of Shares of Common Stock(3)

4.4	Letter Agreement, dated December 12, 2008, between the registrant and the United States Treasury Department, which includes the Securities Purchase Agreement attached thereto(3)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on July 15, 2004.
(2)	Previously filed as an exhibit to Amendment No. 1 of the registrant’s registration statement on Form S-4 (File No. 333-117385) filed on September 28, 2004.
(3)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on December 16, 2008.
(4)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on June 4, 2009.