Form 10-Q
period 2009-09-30
Bancorp, Inc.
filed 2009-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

As of October 31, 2009, there were 26,181,291 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(unaudited)
	(dollars in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$133,453	$90,744
Interest bearing deposits	1,033	1,033
Federal funds sold	210,506	87,729

Total cash and cash equivalents	344,992	179,506

Investment securities, available-for-sale, at fair value	117,839	82,929
Investment securities, held-to-maturity (fair value $17,027 and $18,408, respectively)	23,549	23,529
Loans, net of deferred loan costs	1,513,131	1,449,349
Allowance for loan and lease losses	(18,436)	(17,361)

Loans, net	1,494,695	1,431,988

Premises and equipment, net	7,740	8,279
Accrued interest receivable	7,708	7,799
Intangible assets, net	10,255	11,005
Other real estate owned	—	4,600
Deferred tax asset, net	22,220	22,847
Other assets	12,036	19,893

Total assets	$2,041,034	$1,792,375

LIABILITIES
Deposits
Demand (non-interest bearing)	$790,538	$340,013
Savings, money market and interest checking	890,587	804,502
Time deposits	71,000	357,831
Time deposits, $100,000 and over	23,350	23,016

Total deposits	1,775,475	1,525,362

Securities sold under agreements to repurchase	696	9,419
Short-term borrowings	—	61,000
Accrued interest payable	322	2,475
Subordinated debenture	13,401	13,401
Other liabilities	4,596	315

Total liabilities	1,794,490	1,611,972

SHAREHOLDERS’ EQUITY
Preferred stock - authorized 5,000,000 shares, series A, $0.01 par value; 0 and 108,136 shares issued and outstanding at September 30, 2009 and December 31, 2008;	—	1
Series B, $1,000 liquidation value, 45,220 shares issued and outstanding at September 30, 2009 and December 31, 2008	39,010	39,028
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,291 and 14,563,919 shares issued and outstanding at September 30, 2009 and December 31, 2008	26,181	14,563
Additional paid-in capital	196,827	145,156
Accumulated deficit	(16,242)	(17,517)
Accumulated other comprehensive income (loss)	768	(828)

Total shareholders’ equity	246,544	180,403

Total liabilities and shareholders’ equity	$2,041,034	$1,792,375

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollar in thousands, except per share data)

Interest income
Loans, including fees	$18,074	$21,971	$54,577	$67,202
Interest on investment securities:
Taxable interest	1,423	1,510	3,960	4,548
Tax-exempt interest	411	—	732	—
Interest bearing deposits	—	8	5	38
Federal funds sold	116	406	235	858

	20,024	23,895	59,509	72,646

Interest expense
Deposits	3,766	9,521	11,681	29,891
Securities sold under agreements to repurchase	5	12	21	38
Short-term borrowings	59	630	279	2,683
Subordinated debt	219	235	668	720

	4,049	10,398	12,649	33,332

Net interest income	15,975	13,497	46,860	39,314
Provision for loan and lease losses	3,500	4,100	9,000	8,800

Net interest income after provision for loan and lease losses	12,475	9,397	37,860	30,514

Non-interest income
Service fees on deposit accounts	330	261	966	798
Merchant credit card deposit fees	127	157	531	712
Stored value processing fees	1,956	2,086	5,996	6,573
Gain on sales of securities	—	—	670	—
Other than temporary impairment on securities	—	—	—	(8,275)
Leasing income (loss)	306	(112)	777	178
ACH processing fees	128	65	392	185
Other	266	215	912	726

Total non-interest income	3,113	2,672	10,244	897

Non-interest expense
Salaries and employee benefits	5,317	5,394	17,080	15,510
Occupancy expense	1,298	1,244	4,002	3,495
Data processing expense	1,721	1,039	5,207	3,085
Advertising	190	182	698	560
Professional fees	1,020	700	2,550	2,023
Amortization of intangibles	250	250	750	750
Loss on sale of other real estate owned	—	—	1,700	—
FDIC insurance	746	198	2,427	572
Other	2,476	2,667	7,390	7,251

Total non-interest expense	13,018	11,674	41,804	33,246

Net income (loss) before income tax	2,570	395	6,300	(1,835)
Income tax (benefit)	818	136	2,231	(649)

Net income (loss)	1,752	259	4,069	(1,186)

Less Preferred stock dividends and accretion	(966)	(16)	(2,795)	(49)
(Income) loss allocated to Series A preferred shareholders	—	(2)	—	8

Net income (loss) available to common shareholders	$786	$241	$1,274	$(1,227)

Net income (loss) per share - basic	$0.04	$0.02	$0.08	$(0.08)

Net income (loss) per share - diluted	$0.04	$0.02	$0.08	$(0.08)

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2009

(dollars in thousands except per share data)

	Common Stock shares	Common Stock	Preferred Stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Comprehensive income	Total
Balance at December 31, 2008	14,563,919	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403

Net Income					4,069		$4,069	4,069
Cash dividends on preferred shares					(1,728)			(1,728)
Common stock warrant			(1,084)	1,084				—
Common stock offering, net of offering costs	11,500,000	11,500		50,625				62,125
Series A preferred stock converted to common shares	117,372	118	(1)	(117)				—
Accretion of the discount on series B preferred shares			1,066	—	(1,066)			—
Stock-based compensation expense				79				79
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	—	—	1,596	1,596	1,596

Balance at September 30, 2009	26,181,291	$26,181	$39,010	$196,827	$(16,242)	$768	$5,665	$246,544

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the nine months ended September 30,
	2009	2008
Operating activities
Net income (loss)	$4,069	$(1,186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,899	2,565
Provision for loan and lease losses	9,000	8,800
Net amortization of investment securities discounts/premiums	59	168
Gain on sales of investment securities	(670)	—
Stock-based compensation expense	79	71
Mortgage loans originated for sale	(5,795)	(5,016)
Sales of mortgage loans originated for resale	5,614	5,034
Gain on sales of mortgage loans originated for resale	(27)	(18)
Gain on sales of fixed assets	(39)	(10)
Other than temporary impairment	—	8,275
Loss on sale of other real estate owned	1,700	—
(Increase) decrease in accrued interest receivable	(175)	1,872
Decrease in interest payable	(2,153)	(2,069)
Decrease (increase) in other assets	7,563	(9,502)
Increase in other liabilities	4,111	914

Net cash provided by operating activities	26,235	9,898

Investing activities
Purchase of investment securities available-for-sale	(111,400)	(12,198)
Proceeds from redemptions and repayment on securities available-for-sale	50,232	6,554
Proceeds from sales of investment securities available-for-sale	29,522	—
Proceeds from sale of other real estate owned	2,900	—
Net increase in loans	(71,493)	(186,358)
Proceeds from sales of fixed assets	162	164
Purchases of premises and equipment	(1,629)	(2,349)

Net cash used in investing activities	(101,706)	(194,187)

Financing activities
Net increase in deposits	250,113	180,811
Net decrease in securities sold under agreements to repurchase	(8,723)	(597)
(Repayment) proceeds from short-term borrowings	(61,000)	38,250
Proceeds from issuance of common stock	62,125	—
Dividends paid on Series A and B preferred stock	(1,558)	(49)

Net cash provided by financing activities	240,957	218,415

Net increase in cash and cash equivalents	165,486	34,126

Cash and cash equivalents, beginning of year	179,506	82,158

Cash and cash equivalents, end of the period	$344,992	$116,284

Supplemental disclosure:
Interest paid	$14,802	$35,487

Taxes paid	$587	$4,976

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and is a registered bank holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC)-insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related other banking services nationally, which includes private label banking, health savings accounts and prepaid debit cards. The principal medium for the delivery of the Company’s banking services is the Internet.

Prior to the third quarter of 2009, the Company was registered as a financial holding company. Because the Company had not engaged in businesses which are specific to a financial holding company, it changed to a more simplified bank holding company structure during the third quarter of 2009.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

Note 3. Stock-based Compensation

The Company accounts for its stock options, stock appreciation rights according to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in the net earnings and related per share amounts for the quarters ended September 30, 2009 and 2008. At September 30, 2009, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock option and stock appreciation right is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The Company did not grant any stock options or stock appreciation rights in 2009, but granted stock appreciation rights for 60,000 shares of common stock in 2008. The weighted-average assumptions used in the Black-Sholes valuation model are shown below.

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Risk-free interest rate	—	2.65%

Expected term	—	5.5 Years

Dividend	—	0.00%

Expected volatility	—	42.79%

As of September 30, 2009, there was $190,574 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 1.50 years. There were no stock options exercised for the nine month periods ending September 30, 2009 and 2008. Included in net income for the nine months ended September 30, 2009 and 2008 was compensation expense of $78,600 and $71,400 respectively. The following tables are a summary of activity in the plans as of September 30, 2009 and changes during the period then ended:

	Shares	For the nine months ended September 30, 2009
		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,503,737	$12.12
Granted	—	—
Exercised	—	—
Cancelled/forfeited	29,373	13.13

Outstanding at September 30, 2009	1,474,364	$12.10	3.82	$—

Exercisable at September 30, 2009	1,464,364		3.79	$—

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock appreciation rights:

	Shares	Weighted- Average Price	Average Remaining Contractual Term
Outstanding at beginning of the year	60,000	$11.41
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	60,000	$11.41	2.5

Note 4. Earnings Per Share

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

The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the three months ended September 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$786	19,731,274	$0.04
Effect of dilutive securities
Common stock warrants	—	680,598	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$786	20,411,872	$0.04

Stock options for 1,474,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2009 but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the nine months ended September 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$1,274	16,305,299	$0.08
Effect of dilutive securities
Common stock warrants	—	569,300	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$1,274	16,874,599	$0.08

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options for 1,474,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2009 but were not included in the dilutive shares because the exercise share price was greater than the market price.

	For the three months ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per share amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$241	14,563,919	$0.02
Effect of dilutive securities
Common stock warrants	—	—	—

Diluted earnings per share
Net income available to common shareholders plus assumed conversions	$241	14,563,919	$0.02

Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2008 but were not included in the dilutive shares because the exercise share price was greater than the market price.

The Company recorded a loss per share of $0.08 based on the weighted-average shares of 14,562,934 for the nine months ended September 30, 2008. Stock options for 1,503,737 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2008 but were not included in the dilutive shares because the Company had a net loss for the period.

Note 5. Investment securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities available-for-sale at September 30, 2009 and December 31, 2008 are summarized as follows (dollars in thousands):

Available-for-sale	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$7,000	$—	$(61)	$6,939
State and Municipal securities	38,893	3,440	—	42,333
Mortgage-backed securities	61,280	622	(567)	61,335
Other securities	1,019	—	(352)	667
Federal Home Loan and Atlantic Central Bankers Bank stock	6,565	—	—	6,565

	$114,757	$4,062	$(980)	$117,839

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Held-to-Maturity	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities	$23,549	$—	$(6,522)	$17,027

	$23,549	$—	$(6,522)	$17,027

Available-for-sale	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$59,982	$894	$—	$60,876
Mortgage-backed securities	15,102	380	(461)	15,021
Other securities	807	—	(96)	711
Federal Home Loan and Atlantic Central Bankers Bank stock	6,321	—	—	6,321

	$82,212	$1,274	$(557)	$82,929

Held-to-Maturity	December 31, 2008
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
Debt securities	$23,529	$—	$(5,121)	$18,408

	$23,529	$—	$(5,121)	$18,408

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

On a quarterly basis, the Company evaluates the investment portfolio for other than temporary impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. An impairment in a debt security is considered to be other-than-temporary (i) if there is a credit loss exist, which is defined as the difference between the present value of the cash flow expected to be collected and the amortized cost basis for the security or (ii) if either of following condition is met: an entity that holds a security has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

Management has evaluated the securities in the tables below and has concluded that none of these securities have impairments that is other-than-temporary. In its evaluation, management considered the types of securities and their respective credit ratings. Most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include mortgage-backed securities and other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s analysis for each investment performed at the security level shows that the credit quality of the individual bonds ranges from good to deteriorating. Credit risk does exist and an individual issuer in a security pool could default which could affect the ultimate collectability of contractual amounts. The Company believes that the decrease in values of the held-to-maturity and available-for-sale securities are driven by interest rate and current economic conditions. The Company’s unrealized loss for the debt securities, which include single issue and pooled issued trust preferred securities, are related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company believes that the declines are temporary. The Company has the ability and intent to continue to hold the securities. The Company concluded, as a result of its review, that other-than-temporary impairment did not exist at September 30, 2009.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of the Company’s investment securities at September 30, 2009, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay debt securities with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$—	$—	$—	$—
Due after one year through five years	1,956	1,639	—	—
Due after five years through ten years	482	523	—	—
Due after ten years	105,754	109,112	23,549	17,027
Federal Home Loan and Atlantic

Central Bankers Bank stock	6,565	6,565	—	—

	$114,757	$117,839	$23,549	$17,027

At September 30, 2009 and December 31, 2008, investment securities with a book value of approximately $60.4 million and $30.9 million, respectively, were pledged to secure securities sold under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. Gross gains on sales of securities in the first nine months of 2009 was to $670,000. There were no gains or losses on securities in the nine months ended September 30, 2008.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2009 (dollars in thousands):

September 30, 2009 Available-for-sale	Number of securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$6,939	$(61)	$—	$—	$6,939	$(61)
Mortgage-backed securities	12	18,685	(145)	793	(422)	19,478	(567)
Debt securities	1	—	—	667	(352)	667	(352)

Total temporarily impaired investment securities	14	$25,624	$(206)	$1,460	$(774)	$27,084	$(980)

September 30, 2009 Held-to-Maturity	Number of securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Debt securities	8	$1,752	$(690)	$15,275	$(5,832)	$17,027	$(6,522)

Total temporarily impaired investment securities	8	$1,752	$(690)	$15,275	$(5,832)	$17,027	$(6,522)

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 Available-for-sale	Number of securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Mortgage-backed securities	11	$—	$—	$1,079	$(461)	$1,079	$(461)
Debt securities	1	$—	$—	$711	$(96)	$711	$(96)

Total temporarily impaired investment securities	12	$—	$—	$1,790	$(557)	$1,790	$(557)

December 31, 2008 Held-to-Maturity	Number of securities	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Debt securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Total temporarily impaired investment securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Note 6. Loan

Major classifications of loans are as follows (dollars in thousands):

	September 30, 2009 Amount	December 31, 2008 Amount
Commercial	$394,316	$353,219
Commercial mortgage	562,611	488,986
Construction	227,226	305,889

Total commercial loans	1,184,153	1,148,094
Direct financing leases, net	81,097	85,092
Residential mortgage	75,413	57,636
Consumer loans and others	170,238	157,446

	1,510,901	1,448,268
Deferred loan costs	2,230	1,081

Total loans, net of deferred loan costs	$1,513,131	$1,449,349

Supplemental loan data :
Construction 1-4 family	$119,752	$163,718
Construction commercial, acquisition and development	107,474	142,171

	$227,226	$305,889

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $18.2 million at September 30, 2009. The specific valuation allowance allocated to these impaired loans was $2.9 million. The balance of impaired loans was $8.7 million at December 31, 2008. The specific valuation allowance allocated to these impaired loans was $3.1 million at December 31, 2008.

The Company recognizes income on non-accrual loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.

The following table summarizes the Company’s non-performing loans (dollars in thousands):

	September 30, 2009	December 31, 2008

Non-accrual loans	$11,776	$8,729
Loans past due 90 days or more	15,012	4,055

Total Non-Performing loans	26,788	12,784
Other real estate owned	—	4,600

Total Non-Performing assets	$26,788	$17,384

Changes in the allowance for loan and lease losses are as follows (dollars in thousands):

	Nine months ended September 30,		For the year Ended December 31,
	2009	2008	2008

Balances at the beginning of the year	$17,361	$10,233	$10,233
Charge-offs	(8,036)	(3,725)	(5,533)
Recoveries	111	160	161
Provision charged to operations	9,000	8,800	12,500

Balance at end of period	$18,436	$15,468	$17,361

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Transactions with affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Company’s wholly-owned banking subsidiary, The Bancorp Bank (the Bank), and is the Chief Executive Officer of the Company. Under the sublease, RAIT pays the Company rent equal to 44% of the rent paid by the Company and an allocation of common area expenses. RAIT was charged rent and other expenses of $238,679 and $233,900 for the nine-month periods ended September 30, 2009 and 2008, respectively.

The Company maintains deposits for various affiliated companies totaling approximately $9.8 million and $24.9 million as of September 30, 2009 and December 31, 2008, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Company has entered into lending transactions in the ordinary course of business with directors, officers, principal stockholders, and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2009, these loans were current as to principal and interest payments and, in the opinion of management, do not involve more than normal risk of collectability. At September 30, 2009, loans to these related parties amounted to $11.1 million.

The Bank participates in one loan at September 30, 2009 that was originated by RAIT. The outstanding principal balance of the loan was $21.4 million at September 30, 2009.

Note 8. Fair Value Measurements

Financial instruments recorded at fair value in the Company’s financial statements, the FASB ASC topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under the FASB ASC topic 820, Fair Value Measurements and Disclosures, and explained below.

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

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $345.0 million and $179.5 million as of September 30, 2009 and December 31, 2008, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2009 and December 31, 2008 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e., interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at September 30, 2009, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(dollars in thousands)
Cash and cash equivalents	$344,992	$344,992	$179,506	$179,506
Investment securities available-for-sale	117,839	117,839	82,929	82,929
Investment securities held-to-maturity	23,549	17,027	23,529	18,408
Loans receivable, net	1,513,131	1,489,383	1,449,349	1,441,195
Certificate of deposit	94,350	94,350	380,847	381,395
Subordinated debentures	13,401	9,148	13,401	9,364
Securities sold under agreements to repurchase	696	696	9,419	94,919
Short-term borrowings	—	—	61,000	61,000

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

In addition, the FASB ASC topic 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The asset measured at fair value on a recurring basis, segregated by fair value hierarchy level, is summarized below:

Description	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment
Available-for-sale securities
U.S. government agency securities	$6,939	—	$6,939	—
State and Municipal securities	42,333	—	42,333	—
Mortgage-backed securities	61,335	—	61,335	—
Other debt securities	667	—	—	667
Federal Home Loan and Atlantic Central Bankers Bank Stock	6,565	—	—	6,565

	$117,839	$—	$110,607	$7,232

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Level 3 assets are listed below.

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

Available-for -sale securities

Beginning Balance	$7,032
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(256)
Purchases, issuances, and settlements	456
Transfers in	—

Ending Balance	$7,232

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$—

Impaired loans fair value measurements on a nonrecurring basis, segregated by fair value hierarchy, during the nine months ended September 30, 2009 are summarized below:

Description	September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$18,214	$—	$—	$18,214

	$18,214	$—	$—	$18,214

Impaired loans that are collateral dependent have been recorded at their fair value, less costs to sell, of $18.2 million through the establishment of specific reserves of $2.9 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note 9. Preferred Stock

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 12, 2008, the Company also issued a warrant to purchase 1,960,405 shares of the Company’s common stock (par value $1.00 per share) to the Treasury Department. The warrants have a 10-year term and are immediately exercisable at an exercise price, subject to antidilution adjustments, of $3.46 per share.

The proceeds from the Treasury Department are allocated to the Series B Preferred Stock and the warrants based on their relative fair value. The fair value of the Series B Preferred Stock was determined through a discounted future cash flow model. A Black-Scholes pricing model was used to calculate the fair value of the warrants. The Black-Scholes model includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate. The table below outlines the assumptions used to calculate our discount:

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

Pursuant to standard terms of the Securities Purchase Agreement with the Treasury Department for the CPP, if the Company raises “qualifying capital” of at least $45.22 million prior to December 31, 2009, then the outstanding warrant will be reduced by 50%, or 980,202 shares. During the third quarter of 2009, the Company completed a stock offering and issued 11.5 million shares of its common stock at a price of $5.75 per share resulting in gross proceeds of approximately $62.1 million, net of $4.0 million in cost. The common stock offering was considered “qualifying capital” as defined by the security purchase agreement. As a result of raising qualifying capital within one year of the funds received under TARP, the number of common shares issuable to the U.S. Treasury was reduced from 1,960,405 shares to 980,203 shares of common stock. Additionally, the Company converted all of its remaining shares of series A preferred stock, which had a liquidation value of $1.1 million into 117,372 shares of its common stock.

Notes 10. Subsequent events

The company evaluated its September 30, 2009 financial statements for subsequent events through the date the financial statements were available to be issued on November 9, 2009. Other than the acquisition noted below, the company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Acquisitions

On April 1, 2009, The Company entered into a stock purchase agreement (the “SPA”) with American Mortgage Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, American Home Bank, a federal savings association (the “Acquisition Bank”) to acquire all of the outstanding shares of capital stock of Acquisition Bank (the “Acquisition”). The consummation of the Acquisition is subject to customary conditions, including receipt of required approvals of applicable governmental agencies, including the Office of Thrift Supervision and the FDIC, and that, following the date of the SPA, no material adverse effect shall have occurred with respect to the Acquisition Bank or its subsidiaries.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consummation of the Acquisition is also subject to approval of the sale of Acquisition Bank by the United States Bankruptcy Court. On August 6, 2007, Holdings and certain of its affiliates (not including Acquisition Bank) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 15, 2009, the United States Bankruptcy Court for the District of Delaware issued an order (the “Order”) approving the SPA and permitting transfer by Holdings of all the capital stock of the Acquisition Bank, free and clear of all liens, claims, encumbrances, and other interest. The Company has the right to terminate the SPA if the Order is modified in any way materially adverse to the Company or if the Order becomes subject to a stay on effectiveness.

Unless the SPA is extended by agreement of both the Company and Holdings, it will terminate on September 30, 2009. If closing has not taken place by September 30, 2009 and required approvals of applicable governmental agencies have not been obtained, the Company has the unilateral right to extend the termination date by 30 days by delivering to Holdings a written notice and a non-refundable deposit of $1 million (the “Extension payment”). If the Acquisition is consummated after the SPA has been extended in this manner, the purchase price will be reduced by one-half the amount of the Extension Payment. The Company may elect to extend termination a maximum of three times, by paying three separate Extension payments. As of September 30, 2009, the SPA was extended per the agreement however seller did not require payment of the extension fee.

Note 11. Reclassification

Certain reclassifications have been made to the 2008 financial statements to confirm to the 2009 presentation.

Note 12. Recent Accounting Pronouncements

In December 2008, the FASB issued an accounting pronouncement, which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This pronouncement is codified in topic 715 of ASC, Compensation—Retirement Benefit. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is codified in topic 855 of ASC, Subsequent Events. This pronouncement is effective for interim or annual financial period ending after June 15, 2009. The Company adopted this pronouncement as of June 30, 2009 and has included the appropriate disclosures.

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

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the company’s financial statements taken as a whole.

On June 30, 2009, the Company adopted an accounting pronouncement, which is codified in FASB ASC topic 320, Investments – Debt and Equity Securities, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company evaluated the securities on which it recorded an other than temporary impairment charge in fiscal 2008. The Company evaluated all of the relevant information available on the securities including current collateral performance and ratings reports and determined that the other than temporary impairment charge recorded in 2008 was related to credit conditions within the investment securities.

On June 30, 2009, the Company adopted an accounting pronouncement, which is codified in ASC topic 820, Fair value Measurements and Disclosures, which provides additional guidance for estimating fair value on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the pronouncement did not have any material effect on the Company’s consolidated financial statements at the date of adoption.

On June 30, 2009, the Company adopted another accounting pronouncement, which is codified in ASC topic 825, Financial Instruments, which amends early pronouncement regarding the disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company has included the appropriate disclosures in the “Note 7- Fair Value Measurements” in this quarterly financial report.

Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and attached as an exhibit to our current report on Form 8-K filed on august 17,2009. These risks and uncertainties could cause actual results to differ materially. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

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

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimate, we may need additional provisions for loan losses that would reduce our earnings.

The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. Based on the result of evaluation, the Company then evaluate if there is credit losses exist in its investment securities or if it has ability and intention to hold its investment security in situation those securities’ fair value are less than their amortization cost.

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

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period.

Results of Operations

Third quarter 2009 to third quarter 2008

Net Income: Net income for the third quarter of 2009 was $1.8 million, compared to net income of $259,000 for the third quarter of 2008. Diluted earning per share was $0.04 in the third quarter of 2009 as compared to diluted earnings of $0.02 for the third quarter of 2008. Earnings per common share includes $565,000 of preferred dividends and accretion of $401,000 for the imputed dividend cost in connection with our issuance of the common stock warrant to the U.S. Treasury Department in connection with our participation in the TARP Capital Purchase Program. Return on average assets was 0.38% and return on average equity was 3.32% for the third quarter of 2009, as compared to 0.06% and 0.60%, respectively, for the third quarter of 2008.

Net Interest Income: Our net interest income for the third quarter of 2009 increased to $16.0 million from $13.5 million in the third quarter of 2008, while our interest income decreased to $20.0 million from $23.9 million. Our average loans increased to $1.467 billion for the third quarter of 2009 from $1.444 billion for the third quarter of 2008. The reason for the decrease in our interest income was the reduction in rates by the Federal Reserve Board, or FRB, beginning in the second half of 2007 through the third quarter of 2009. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio.

Our net interest margin for the third quarter 2009 increased to 3.74% from 3.28% for the third quarter of 2008, an increase of 46 basis points (.46%). The net interest margin increase was a result of a decrease in our cost of funds that exceeded the decrease in yields from our interest earning assets. The decrease in our cost of funds was the result of an increase in our lower cost core deposits generated by our Payment Solutions Division and the Healthcare Solutions Division.

For the third quarter of 2009, the average yield on our interest-earning assets decreased to 4.68% from 5.81% for the third quarter of 2008, a decrease of 113 basis points (1.13%). The decrease in yield is the result of decreases in the prime rate and the London Interbank Offered Rate, or Libor, for our variable rate loans, to which a majority of our loans are indexed. The historic low rates have continued throughout the third quarter of 2009. Cost of interest-bearing deposits decreased to 1.44% for the third quarter of 2009 from 3.17% for the third quarter of 2008, a decrease of 173 basis points (1.73%). As a result of allowing higher cost interest bearing deposit to roll off our balance sheet as they matured, average interest-bearing deposits decreased to $1.048 billion from $1.203 billion, a decrease of $154.5 million or 12.85%. The roll-off of the interest bearing deposits was largely offset by increases in our non-interest bearing demand deposit. The average non-interest bearing demand deposits increased $239.4 million for the third quarter of 2009 from the third quarter of 2008, principally as a result of the increased deposits generated by our Payment and Healthcare Solutions Divisions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,466,921	$18,074	4.93%	$1,444,000	$21,971	6.09%
Investment securities*	140,942	2,046	5.81%	115,814	1,510	5.22%
Interest bearing deposits	1,651	—	0.09%	2,562	8	1.25%
Federal funds sold	119,816	116	0.39%	82,984	406	1.96%

Net interest-earning assets	1,729,330	20,236	4.68%	1,645,360	23,895	5.81%
Allowance for loan and lease losses	(18,204)			(14,808)
Other assets	151,894			162,329

	$1,863,020			$1,792,881

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$551,973			$312,543
Interest bearing deposits
Interest checking	373,383	$1,392	1.49%	193,902	$1,061	2.19%
Savings and money market	529,209	1,967	1.49%	454,913	3,376	2.97%
Time	145,833	407	1.12%	554,142	5,084	3.67%

Total interest bearing deposits	1,048,425	3,766	1.44%	1,202,957	9,521	3.17%
Short-term borrowings	31,815	59	0.75%	81,973	630	3.07%
Repurchase agreements	1,985	5	1.02%	2,626	12	1.83%
Subordinated debt	13,401	219	6.52%	13,401	235	7.01%

Net interest bearing liabilities	1,095,626	4,049	1.48%	1,300,957	10,398	3.20%
Other liabilities	4,239			5,842

Total Liabilities	1,651,838			1,619,342
Shareholders’ equity	211,182			173,539

	$1,863,020			$1,792,881

Net interest income on tax equivalent basis*		16,187			13,497

Tax equivalent adjustment		212			—

Net interest income		$15,975			$13,497

Net interest margin *			3.74%			3.28%

*	Full taxable equivalent basis, using a 34% statutory tax rate

In the third quarter of 2009, average interest-earning assets increased to $1.729 billion, an increase of $84.0 million, or 5.1%, from the third quarter of 2008. This increase is a result of growth in our loan originations and increased holdings of investment securities as well as increasing in federal fund sold, from the additional funds from the increased short term deposit account activity.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $3.5 million for the third quarter of 2009 compared to $4.1 million for the third quarter of 2008. For more information about our provision allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing Loans” below.

Non-Interest Income. Non-interest income was $3.1 million for the third quarter of 2009 as compared to $2.7 million for the third quarter of 2008, an increase of $441,000. Leasing income increased to $306,000 for the third quarter of 2009 from a loss $112,000 for the same period of 2008. The increase in the leasing income is a result of higher resale values for commercial vehicles and stronger sales of vehicles in the secondary market resulting from lower fuel prices. The amount of net stored value processing fees decreased $130,000 to $2.0 million from $2.1 million for the same period of 2008, due to increased costs to expand product programs.

Non-Interest Expense. Total non-interest expense was $13.0 million for the third quarter of 2009, as compared to $11.7 million for third quarter of 2008, an increase of $1.3 million or 11.5%. Salaries and employee benefits amounted to $5.3 million for the third quarter of 2009 as compared to $5.4 million for the third quarter of 2008. Occupancy expense for the third quarter of 2009 increased to $1.3 million from $1.2 million for the third quarter of 2008, an increase of $54,000 or 4.3% from the same period in 2008. Data processing expense increased $682,000 from $1.0 million during the third quarter of 2008 to $1.7 million during the third quarter of 2009. This increase resulted from increased processing cost associated with the growth in our account base, in particular health savings accounts in our affinity group programs. Professional fees increased to $1.0 million for third quarter of 2009 from $700,000 in the third quarter of 2008. The increase is result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters as well as professional expense related to the acquisition of American Home Bank. Federal Deposit Insurance Corporation, or FDIC, insurance expense increased to $746,000 for the third quarter of 2009 from $198,000 in the third quarter of 2008 due to industry-wide insurance premium increasing by the FDIC starting from early this year.

Income taxes. Income tax expense was $818,000 for the third quarter of 2009 as compared to $136,000 in the third quarter of 2008. In the first half year of 2009, we purchased tax exempt state and municipal securities that have reduced our effective rate to 31.8% for the third quarter of 2009.

Preferred stock dividend and accretion. Our cash dividend on preferred stock and accretion increased to $966,000, of which the cash dividend was $565,000 and the accretion was $401,000, in the third quarter of 2009 as compared to cash dividends on preferred stock for $16,000 in the third quarter of 2008. The increase is the result of the dividend for the Series B preferred stock which we issued to the U.S. Treasury in December 2008 in connection with our participation in the Capital Purchase Program and the accretion of discount on the preferred stock which was issued in conjunction with the issuance of the Series B preferred stock.

First nine months of 2009 to first nine months of 2008

Net Income: Net income for the first nine months of 2009 was $4.1 million, compared to net loss of $1.2 million for the first nine months of 2008. Diluted earnings per share was $0.08 in the first nine months of 2009 as compared to diluted loss per share of $0.08 for the first nine months of 2008. Earnings per common share includes preferred dividend of $1.7 million and accretion of $1.1 million for the imputed dividend cost, in connection with the common stock warrant we issued to the U.S. Treasury Department in connection with our participation in the TARP Capital Purchase Program. Return on average assets was 0.30% and return on average equity was 2.83% for first nine months of 2009, as compared to (0.09%) and (0.89%), respectively for the first nine months of 2008.

Net Interest Income: Our net interest income for the first nine months of 2009 increased to $46.9 million from $39.3 million in the first nine months of 2008, while our interest income decreased to $59.5 million from $72.6 million. Our average loans increased to $1.465 billion for first nine months of 2009 from $1.391 billion for the first nine months of 2008. As stated above, the primary reason for the decreases in our interest income was the reductions in rates by the FRB beginning in the second half of 2007 through the third quarter of 2009. The reduction in interest income was partially offset by the interest income generated by organic growth of our loan portfolio.

Our net interest margin for the first nine months of 2009 increased to 3.76% from 3.36% for the first nine months of 2008, an increase of 40 basis points (.40%). As described in our discussion of the three months ended September 30, 2009, the margin increase was a result of decreases in our cost of funds that exceeded the decrease in yields from our interest earning assets.

In the first nine months of 2009, the average yield on our interest-earning assets decreased to 4.76% from 6.21% for first nine months of 2008, a decrease of 145 basis points (1.45%). The decrease in yield is the result of decreases in the prime rate and Libor for our variable rate loans, to which a majority of our loans are indexed. Cost of interest-bearing deposits decreased to 1.49% for the first nine months of 2009 from 3.45% for the first nine months of 2008, a decrease of 196 basis points (1.96%). Average interest-bearing deposits decreased to $1.044 billion from $1.155 billion, a decrease of $110.5 million or 9.57%. As previously stated, the decrease was a result of allowing higher cost interest bearing deposit to roll off our balance sheet as they matured. The roll-off of the interest bearing deposits was largely offset by increases in our non interest bearing demand deposit. The average non-interest bearing demand deposits increased $303.2 million for the first nine month of 2009 from the first nine month of 2008, principally as a result of the increased deposits generated by our Payment and Healthcare Solutions Divisions.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine months ended September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,464,809	$54,577	4.97%	$1,390,525	$67,202	6.44%
Investment securities*	128,714	5,069	5.25%	121,776	4,548	4.98%
Interest bearing deposits	1,937	5	0.34%	2,551	38	1.96%
Federal funds sold	80,445	235	0.39%	44,560	858	2.57%

Net interest-earning assets	1,675,905	59,886	4.76%	1,559,412	72,646	6.21%
Allowance for loan and lease losses	(18,519)			(12,553)
Other assets	152,475			132,811

	$1,809,861			$1,679,670

Liabilities and Shareholders’ Equity:
Deposits:
Demand (non-interest bearing)	$505,757			$202,567
Interest bearing deposits
Interest checking	347,253	$3,854	1.48%	168,478	$2,952	2.34%
Savings and money market	519,880	5,536	1.42%	511,777	11,814	3.08%
Time	177,267	2,291	1.72%	474,692	15,125	4.25%

Total interest bearing deposits	1,044,400	11,681	1.49%	1,154,947	29,891	3.45%
Short-term borrowings	49,969	279	0.74%	123,749	2,683	2.89%
Repurchase agreements	2,369	21	1.21%	2,556	38	1.99%
Subordinated debt	13,401	668	6.64%	13,269	720	7.24%

Net interest bearing liabilities	1,110,139	12,649	1.52%	1,294,521	33,332	3.43%
Other liabilities	2,265			4,799

Total Liabilities	1,618,161			1,501,887
Shareholders’ equity	191,700			177,783

	$1,809,861			$1,679,670

Net interest income on tax equivalent basis*		47,237			39,314

Tax equivalent adjustment		377			—

Net interest income		$46,860			$39,314

Net interest margin *			3.76%			3.36%

*	Full taxable equivalent basis, using a 34% statutory tax rate

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $9.0 million for the first nine months of 2009 compared to $8.8 million for the first nine months of 2008. For more information about our provision, allowance for loan and lease losses and our loss experience see “ – Allowance for Loan and Lease Losses” and “ – Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $10.2 million for the first nine months of 2009 as compared to $9.2 million before the $8.3 million impairment adjustment for the same period of 2008, an increase of $1.1 million or 11.7%. The primary reason for the increase was a $670,000 gain recognized on sales of investment securities in the second quarter. Leasing income increased $599,000 for the reasons described in our discussion of the three months ended September 30, 2009. The amount of net stored value processing fees decreased $577,000 for the reason also described in our discussion of the three months ended September 30, 2009. ACH processing fees increased $207,000 from last year same period as a result of an increase in transactions processed. In the second quarter of 2008, we recorded OTTI charge of $8.3 million with respect to two structured finance securities.

Non-Interest Expense. Total non-interest expense was $41.8 million for the first nine months of 2009, as compared to $33.2 million for the first nine months of 2008, an increase of $8.6 million or 25.7%. Salaries and employee benefits amounted to $17.1 million for the first nine months of 2009 as compared to $15.5 million for the first nine months of 2008. The increase in salaries and employee benefits resulted from an increase in the costs associated with our commercial lending area. It also reflects an annual salary increases between 2% to 4% to our employees. Occupancy expense increased to $4.0 million from $3.5 million for the nine months ended September 30, 2008, an increase of $507,000 or 14.5%, the increase is a result of relocating our main operating office in the late of the third quarter of 2008 and increased depreciation expense associated with our additions of fixed assets due to growth during 2008. Data processing expense increased to $5.2 million for the nine months ended September 30, 2009 from $3.1 million for the same period in 2008. This increase of approximately $2.1 million is a result of increasing cost associated with the growth in our account base, in particular health savings accounts in our affinity group programs. Professional fees increased $527,000 to $2.6 million as a result of increased costs of internal auditing and legal fees associated with regulatory and compliance matters as well as professional expenses related to the acquisition of American Home Bank. FDIC insurance increased to $2.4 million from $572,000 for the nine months ended September 30, 2009 due to industry-wide insurance premium increasing by the FDIC starting from early this year and a special insurance premium assessed and levied on all banks in the second quarter of 2009.

Income taxes. Income tax expense was $2.2 million for the first nine month of 2009 as compared to a tax benefit of $649,000 in the first nine month of 2008. The tax benefit recorded in the first nine months of 2008 was the result of the OTTI charge recorded in the second quarter of 2008. In the second quarter of 2009, we purchased state and municipal securities that are tax exempt securities and have reduced our effective rate to 35.4% for the first nine month of 2009.

Preferred stock dividend and accretion. Our cash dividend on preferred stock and accretion increased to $2.8 million, of which the cash dividend was $1.7 million and the accretion was $1.1 million, in the first nine months of 2009 as compared to cash dividends on preferred stock for $48,920 in the first nine months of 2008. The increase is a result of the dividend for the Series B preferred stock which we issued to the U.S. Treasury in December 2008 in connection with our participation in the TARP Capital Purchase Program and the accretion of the fair value applied to the preferred stock which was issued in conjunction with the issuance of the Series B preferred stock.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $250.1 million in the first nine months of 2009. We have also used sources outside of our core deposit products to fund our loan growth, including Federal Home Loan Bank advances and repurchase agreements. As of September 30, 2009, we had $696,000 in repurchase agreements.

Funding was directed primarily at cash outflows required for loans, which were $71.5 million in the first nine months of 2009. At September 30, 2009, we had outstanding commitments to fund loans, including unused lines of credit, of $333.6 million.

During the third quarter of 2009, the Company completed a stock offering and issued 11.5 million shares of its common stock at a price of $5.75 per share resulting in gross proceeds of approximately $62.1 million, net of $4.0 million in cost. The common stock offering was considered “qualifying capital” as defined by the security purchase agreement. As a result of raising qualifying capital within one year of the funds received under TARP, the number of common shares issuable to the U.S. Treasury was reduced from 1,960,405 shares to 980,203 shares of common stock. Additionally, the Company converted all of its remaining shares of series A preferred stock, which had a liquidation value of $1.1 million into 117,372 shares of its common stock.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At September 30, 2009, the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio

As of September 30, 2009
The Company	13.11%	15.61%	16.80%
The Bancorp Bank	9.09%	10.79%	11.98%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2008
The Company	10.10%	11.72%	12.87%
The Bancorp Bank	9.24%	10.75%	11.91%
“Well capitalized” institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity/repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2009. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Payments of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)

Interest earning assets:
Loans net of unearned costs	$684,331	$252,830	$304,581	$115,592	$155,797
Investments securities	—	—	—	1,639	139,749
Interest bearing deposits	1,033	—	—	—	—
Federal funds sold	210,506	—	—	—	—

Total interest earning assets	895,870	252,830	304,581	117,231	295,546

Interest bearing liabilities:
Interest checking	194,233	—	194,233	—	—
Savings and money market	125,531	—	376,590	—	—
Time deposits	79,476	9,444	4,737	—	693
Securities sold under agreements to repurchase	696	—	—	—	—
Short-term borrowings	—	—	—	—	—
Subordinated debt	3,401	—	—	10,000	—

Total interest bearing liabilities	403,337	9,444	575,560	10,000	693

Gap	$492,533	$243,386	$(270,979)	$107,231	$294,853

Cumulative gap	$492,533	$735,919	$464,940	$572,171	$867,024

Gap to assets ratio	24%	12%	-13%	5%	14%
Cumulative gap to assets ratio	24%	36%	23%	28%	42%

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

Financial Condition

General. Our total assets at September 30, 2009 were $2.041 billion, of which our total loans were $1.513 billion. At December 31, 2008 our total assets were $1.792 billion, of which our total loans were $1.449 billion.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Notes to Financial Statements contained in this Quarterly Report. Total investment securities increased to $141.4 million on September 30, 2009, an increase of $34.9 million or 32.8% from year-end 2008. The increase in investment securities was primarily a result of increased holdings of state and municipal securities. In first nine months of 2009, the Company purchased $38.9 million of tax-exempt states and municipal securities to generate a tax free return to offset the 5% dividends on $45.2 million of our series B preferred stock issued to the United States Treasury Department through the Troubled Asset Relief Program.

The other securities included in the held-to-maturity classification on our balance sheet at September 30, 2009 consist of six single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued banks. The amortized cost of the single issuer trust preferred securities was $21.6 million, of which four securities totaling $9.6 million were issued by four different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

Loan Portfolio. Total loans increased to $1.513 billion at September 30, 2009 from $1.449 billion at December 31, 2008, an increase of $63.8 million or 4.4%.

The following table summarizes our loan portfolio by loan category for the periods indicated (dollars in thousands):

	September 30, 2009 Amount	December 31, 2008 Amount
Commercial	$394,316	$353,219
Commercial mortgage	562,611	488,986
Construction	227,226	305,889

Total commercial loans	1,184,153	1,148,094
Direct financing leases, net	81,097	85,092
Residential mortgage	75,413	57,636
Consumer loans and others	170,238	157,446

	1,510,901	1,448,268
Deferred loan costs	2,230	1,081

Total loans, net of deferred loan costs	$1,513,131	$1,449,349

Supplemental loan data :
Construction 1-4 family	$119,752	$163,718
Construction commercial, acquisition and development	107,474	142,171

	$227,226	$305,889

The $78.7 million reduction in construction loan balances resulted from the completion of various projects resulting in either loan pay downs from sales or the conversion from construction loans into term loans as stipulated by the initial underwriting.

Allowance for Loan and Lease Losses. Management reviews the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses which we charge against earnings is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves inherent in the portfolio. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we record all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. Because we immediately charge-off all identified losses, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The following table summarizes our credit loss experience for each of the periods indicated:

	Nine months ended September 30,		For the year ended December 31,
	2009	2008	2008
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$17,361	$10,233	$10,233

Loans charged-off:
Commercial	4,783	734	733
Construction	3,080	2,744	2,744
Lease financing	49	46	55
Residential mortgage	—	192	1,992
Consumer	124	9	9

Total	8,036	3,725	5,533

Recoveries:
Commercial	53	—	—
Construction	18	151	152
Lease financing	27	5	5
Residential mortgage	12	—	—
Consumer	1	4	4

Total	111	160	161

Net charge-offs	7,925	3,565	5,372
Provision charged to operations	9,000	8,800	12,500

Balance in allowance for loan and lease losses at end of period	$18,436	$15,468	$17,361

Net charge-offs/average loans	0.54%	0.26%	0.38%

Net Charge-offs. Net charge-offs of $7.9 million for the nine months ended September 30, 2009 represent a $4.4 million increase over net charge-offs for the same period in 2008. The charge-offs for the nine months ended September 30, 2009 primarily consisted of a $1.2 million, $2.5 million and $500,0000 charges on three commercial loans, $1.8 million and $1.2 million charges on two construction loans and a $100,000 charge-off on one consumer loan.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $11.8 million of non-accrual or renegotiated loans at September 30, 2009 compared to $13.7 million of non-accrual loans at September 30, 2008. Loans past due 90 days or more, defined as four or more monthly payments in arrears, still accruing interest amounted to $15.0 million and $330,584 at September 30, 2009 and 2008 respectively. The increase in loan past due 90 days or more at September 30, 2009 as compared to September 30, 2008 was due primarily to 8 commercial loans, 4 construction loans and 1 residential loan being placed on 90 days past due. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. Total non-performing loans amounted to $26.8 million at September 30, 2009 as compared to $14.0 million at September 30, 2008.

	September 30, 2009	December 31, 2008	September 30, 2008
	(in thousands)
	Amount	Amount	Amount
Non-accrual loans	$11,776	$8,729	$13,637
Loans past due 90 days or more	15,012	4,055	331

Total Non-Performing loans	26,788	12,784	13,968
Other real estate owned	—	4,600	—

Total Non-Performing assets	$26,788	$17,384	$13,968

Deposits. A primary source for funding our growth is through deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. Management is focused on growing our core deposits accounts which include demand, interest checking, savings and money markets as these accounts typically represent low cost deposits. As we develop and grow our core deposit relationships, we have used, and continue to use, the brokered certificate of deposit market to meet loan funding needs. It is management’s expectation that core deposit growth will replace a portion of the certificates of deposit as they mature. Additionally certain products we offer have an element of seasonality; for example merchant processing volume is greater in the first and fourth quarters and, as a result, the corresponding deposits are also greater in those periods. To offset the effects of the seasonality, management will use certificates of deposit for funding. At September 30, 2009, we had total deposits of $1.775 billion as compared to $1.525 billion at December 31, 2008, an increase of $250.1 million or 16.4%. The following table presents the average balance and rates paid on deposits for the periods indicated (dollars in thousands):

	For the nine months ended September 30, 2009		For the year ended December 31, 2008
	Average balance	Average Rate	Average balance	Average Rate
Demand (non-interest bearing)	$505,757	—	$242,859	—
Interest checking	347,253	1.48%	183,996	2.44%
Savings and money market	519,880	1.42%	498,156	2.65%
Time	177,267	1.72%	455,165	4.16%

Total deposits	$1,550,157	1.00%	$1,380,176	2.66%

Borrowings

At September 30, 2009, we did not have any short-term advances from the Federal Home Loan Bank, a decrease of $60.0 million from December 31, 2008. The decrease in advances was due to us using our excess funds that were being invested overnight in federal funds sold position to repay the advances. Additionally, we had $696,000 in securities sold under agreements to repurchase which mature on a daily basis. At September 30, 2009, we also had $13.4 million long-term subordinate debentures outstanding.

Shareholders’ equity

At September 30, 2009, we had $246.5 million in shareholders’ equity. During the third quarter of 2009, the Company completed a stock offering and issued 11.5 million shares of its common stock at a price of $5.75 per share resulting in gross proceeds of approximately $62.1 million, net of $4.0 million of cost. Additionally, the Company converted all of its remaining shares of series A preferred stock, which had a liquidation value $1,081,360 into 117,372 shares of its common stock.

During the first nine months of 2009, we recorded $32,000 and $1.7 million in dividends on our Series A and B preferred stock, respectively. Accumulated other comprehensive income increased $1.6 million due to the increase in the fair values in our investment portfolio. In the second quarter of 2009, we finalized our valuation of the allocated fair value of the common stock warrants that were issued in conjunction with the Series B preferred stock we issued to the U.S. Treasury Department through our participation in the

Capital Purchase Program. The final valuation of the warrants resulted in an additional $1.1 million being allocated to additional paid-in capital from preferred stock. We recognized accretion of $1.1 million related to the common stock warrants during the first nine months of 2009.

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

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during the quarter ended September 30, 2009.

Part II Other information

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Special Meeting of Shareholders held on July 29, 2009, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated June 26, 2009, the voting result was as follow:

Approval of the amendment to certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 50 million shares as follows:

VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
11,618,357	658,458	3,787	2,283,317

ITEM 5.	EXHIBITS

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

Signatures

THE BANCORP INC.
(Registrant)

November 9, 2009	/S/ BETSY Z. COHEN
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2009	/S/ PAUL FRENKIEL
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.