Form 10-K
period 2009-12-31
Bancorp, Inc.
filed 2010-03-16
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2009 of $6.00, was approximately $75.5 million.

As of February 28, 2010, 26,181,291 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

THE BANCORP, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD-LOOKING STATEMENTS

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

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” and “our” or similar terms, are to The Bancorp, Inc. and its subsidiaries.

We claim the protection of safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

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

•	current economic and credit market conditions, if they continue, may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;

•	operating costs may increase;

•	adverse governmental or regulatory policies may be enacted, including policies affecting institutions such as ours which have obtained funds under the U.S. government’s Troubled Asset Relief Program;

•	management and other key personnel may be lost;

•	competition may increase;

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

PART I

Item 1. Business.

Overview

We are a Delaware bank holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services and related other banking services, which include private label banking, health savings accounts and prepaid debit cards, to both regional and national markets.

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware  including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes over the past ten years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our private label banking, card processing, health savings account and stored value card programs are a source of fee income and low-cost deposits .

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

Our Strategy

Our principal strategies are to:

Build upon the Network of Relationships Developed by our Senior Management. We seek to build upon our senior managers’ network of relationships through the regional division of the Bank that target individuals and businesses in the greater Philadelphia-Wilmington metropolitan area with which our senior management has developed relationships. This division seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. The division offers a staff of people experienced in dealing with, and solving, the banking and financing needs of small to mid-size businesses.

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer bases to Market our Services. We seek to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will lower our cost of deposits, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

Develop Relationships with Small to Mid-Size Businesses and Their Principals. Our target market regionally is small to mid-size businesses and their principals. We believe that satisfactory attention to this market requires a combination of the ability to provide a high level of service, including customized financing to meet a customer’s needs, and the personal attention of senior management. Because of the significant consolidation of banking institutions in the Philadelphia-Wilmington metropolitan area, we believe that many of the financial institutions with which we compete may have become too large to provide those services efficiently and cost-effectively.

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

Lending Activities. At December 31, 2009, we had a loan portfolio of $1.52 billion, representing 74.6% of our total assets at that date. We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 purchased participations in loans originated by an affiliated third party, of which one was paid off in 2008. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2009, commercial, construction and commercial mortgage loans made up $1.18 billion, or 77.4%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While originating loans, we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower. We typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not typically engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. In general, we require that the ratio of the principal amount of a loan to the value of the collateral securing the loan be no greater than between 65% to 85% depending on the type of property and its use. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, or LIBOR, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending. We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten principally upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2009, commercial term loans were 18.1% of our total loan portfolio.

Commercial Mortgage Lending. We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2009, commercial mortgages were 37.4% of our total loan portfolio.

Commercial Lines of Credit. Lines of credit are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. All lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2009, loans drawn from our outstanding commercial lines of credit were 8.3% of our total loan portfolio.

1-4 Family Construction Loans. We make loans to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. As of December 31, 2009, construction loans were 6.6% of our total loan portfolio.

Commercial Construction, Acquisition and Development. We make construction loans on industrial properties that later require permanent financing. As of December 31, 2009, construction loans were 7.0% of our total loan portfolio.

Direct Lease Financing. Substantially all of our leases are for financing commercial automobile fleets and fleets of government municipalities and agencies. As of December 31, 2009, direct lease financing made up 5.2% of our total loan portfolio.

Consumer Loans. We provide loans to consumers to finance personal residences, automobiles, home improvements and other personal items. The majority of our consumer loans are secured by either the borrower’s residence, typically in a first or second lien position, or the borrower’s securities portfolio. The ratio of loan amount to the value of the collateral securing the loan is typically less than 85% on loans collateralized by real estate and less than 50% on loans collateralized by securities; however, based on a borrower’s financial strength, we may increase the ratio. As of December 31, 2009, consumer loans were 17.4% of our total loan portfolio.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups, based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed.  We include these fees as a component of expense in calculating our net interest margin. For the year ended December 31, 2009, these fees aggregated $2.3 million. The $2.3 million total includes amounts related to healthcare accounts, merchant card processing and stored value (prepaid) cards which are described below.

Healthcare Accounts. We have developed relationships with healthcare providers, third-party administrators and benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our health savings account program provides entities a turnkey, low-cost way to provide this benefit to their members. Under these programs, we open health savings accounts offered in a privately labeled banking environment, which enables the affinity group’s members to access account information, conduct transactions and process payments to healthcare providers. The health savings accounts provide us with a low-cost source of deposits.

Merchant Card Processing.  We operate systems and act as the depository institution for the processing of credit and debit card transactions by merchant establishments. We also act as the bank sponsor and the depository institution for independent service organizations that operate similar systems. We have created banking products that enable those organizations to more easily process electronic payments and to better manage their risk of loss from the parties with which they deal. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. These relationships are a source of demand deposits and fee income.

Stored Value Cards. We have developed stored value card programs for insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and general purpose re-loadable cards. Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard, and Discover. Our stored value program provides prepaid programs that generate non-interest revenue through  interchange and cardholder fees, and  low-cost deposits from the amounts delivered to us to fund the cards.

Private Client Services.   We have developed strategic relationships with limited-purpose trust companies, registered investment advisors, broker-dealers, and other firms in the wealth management marketplace.  Through these relationships we provide customized, privately labeled demand, money market and loan products to the client base of our affinity customers.

Other Operations

Account Services. Account holders may access our products and services through the website of their affinity group or other organizational affiliate, or through our website, from any personal computer with a secure web browser, regardless of its location. This access allows account holders to apply for loans, review account activity, enter transactions into an online account register, pay bills electronically, receive statements by mail and print bank statement reports. To open a new account, a customer must complete a simple online enrollment form. Customers can make deposits into an open account via direct deposit programs, by transferring funds between existing accounts, by wire transfer, by mail, at any deposit-taking automated teller machine, at any of the more than 3,400 UPS Stores throughout the United States, or in person at our Delaware offices (although we do not maintain a teller line). Customers may also make withdrawals and have access to their accounts at automated teller machines.

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

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

•	fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

•	issuance and servicing of debit cards;

•	compliance and internal audit;

•	call center customer support;

•	access to automated teller machine networks;

•	processing and temporarily funding residential mortgage loans where we will not hold the loans in our portfolio;

•	bank accounting and general ledger system; and

•	data warehousing services.

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

Sales and Marketing

Commercial Banking. Our regional banking operation targets a customer base of successful individuals and business owners in the Philadelphia-Wilmington area and uses a personal contact/targeted media advertising approach. This program consists of:

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

Loan Production Offices. We maintain two loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office) and north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain two offices to market and administer our automobile leasing programs, one in Maryland and one in Florida.

Marketing Staff.  Our marketing staff  focuses on marketing to particular affinity group communities and the targeted audience of our Philadelphia regional banking operations.

Technology

Core and Internet Banking Systems. We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Fidelity National Information Services, Inc. (previously M&I Data Services). These systems principally include those for general ledger and deposit, loan and check processing. We utilize an internet banking platform offered by Digital Insight Corporation.  The Digital Insight platform is a front end system used by customers to access their account via the Internet.

Software. We have internally-developed software to provide our online and traditional banking products and services. We have developed a series of financial service modules that are easy to deploy and that we can readily adopt to serve our customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and internet banking systems and to personalize financial services to the constituencies we serve.

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows Server 2003 and 2008 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2005, Microsoft .NET Framework, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server is backed up to a storage area network that replicates across locations. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap Technology’s New York network operating center and U.S. LEC’s Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Sioux Falls, South Dakota office. Internap’s Denver network operating center provides Internet connectivity to the Sioux Falls offices.

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

Competition

We believe that our principal competitors are mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, Royal Bank, Wilmington Trust and Metro Bank. We also face competition from Internet-based banks, and from bank divisions, such as ING Direct and E-Trade Bank, that provide Internet banking services as part of their overall banking environment. We also directly compete with National Interbanc and Virtual Bank, Internet-based banks that provide private labeled financial services to affinity groups and communities. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a registered bank holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve. Until September 2009, we had elected to be treated as a financial holding company. Because we had not engaged in the expanded range of businesses permitted to a financial holding company; we changed to the more simplified bank holding company structure at that time. We are also subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner. The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

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

Federal Regulation

As a bank holding company, we are subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information that the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended, which we refer to as the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers. We have no present plans to engage in any of these activities other than through the Bank.

Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transaction must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and its holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary’s capital stock and surplus and, as to the holding company and all such nonbank subsidiaries in the aggregate, up to 20% of the bank’s capital stock and surplus.

Change in Control.  The BHCA prohibits a company from acquiring control of a bank holding company without prior Federal Reserve approval of an application. Similarly, the Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a bank holding company is presumed to be an acquisition of control of the holding company if:

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

The Federal Reserve has revised its minority investment policy statement, under which, subject to the filing of certain commitments with the Federal Reserve, an investor can acquire up to one-third of our equity without being deemed to have engaged in a change in control, provided that no more than 15% of the investor’s equity is voting stock. This revised policy statement also permits non-controlling passive investors to engage in interactions with our management without being considered as controlling our operations.

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

As a result of our participation in the Troubled Asset Relief Program’s Capital Purchase Program, we are required to obtain the consent of the U.S. Treasury Department to declare or pay any dividend or make any distribution on our common stock until we have redeemed its Series B Fixed Rate Cumulative Perpetual Preferred Stock or Treasury has transferred the Series B Preferred Stock to a third party.

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

Capital Adequacy. The Federal Reserve and the Federal Deposit Insurance Corporation, which we refer to as the FDIC, have issued standards for measuring capital adequacy for bank holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications to them to obtain approvals, including our applications for approval of the reorganization and for registration as a bank holding company. As discussed below under “—Prompt Corrective Action,” a failure to meet minimum capital requirements could subject us or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or bank holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and bank holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. On October 22, 2008, the Federal Reserve issued an interim final rule that specifically permits bank holding companies that issue new senior perpetual preferred stock to the Treasury Department under the Capital Purchase Program (discussed below), such as us, to include such capital instruments in Tier 1 capital for purposes of the Federal Reserve Board’s risk-based and leverage capital rules and guidelines for bank holding companies. At December 31, 2009, we and the Bank had total capital to risk-adjusted assets ratios of 17.06% and 12.22%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 15.81% and 10.97%, respectively including the Capital Purchase Program funds.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2009, we and the Bank had leverage ratios of 12.68% and 8.78%, respectively.

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2009, our total risk-based capital ratio was 17.06%, our Tier 1 risk-based capital ratio was 15.81% and our leverage ratio was 12.68%, while the Bank’s ratios were 12.22%, 10.97% and 8.78%, respectively. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. As of December 31, 2009, both we and the Bank were “well capitalized” within the meaning of the regulatory categories.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2013.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from seven to twenty-four basis points for the healthiest institutions (Risk Category I) to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2009, the Bank’s DIF assessment rate was 15.58 basis points.

On November 12, 2009, in order to strengthen the cash position of the FDIC’s Deposit Insurance Fund immediately, the FDIC required our banking subsidiary to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.  Under the rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment was collected on December 30, 2009 and was mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). We have recorded a prepaid assessment of approximately $10.0 million, which according to the rule was recorded as a prepaid expense (assets) as of December 30, 2009.  The prepaid assessment will be amortized and recognized as an expense over the following three years.

In addition, the FDIC announced on February 27, 2009 an interim rule pursuant to which it would be imposing an emergency special assessment of $0.20 per $100 of domestic deposits for all banks to be collected on September 30, 2009.  The assessment base for the emergency special assessment would be the same as the assessment base for the second quarter risk-based assessment. The FDIC stated that this emergency special assessment was being imposed because recent and anticipated failures of banks have significantly increased losses to the DIF, resulting in a large decline in the DIF’s reserve ratio, which has reached its lowest level since 1993.  In addition, the FDIC’s interim rule provides the FDIC with authority to impose an additional emergency special assessment of up to 10 basis points if at the end of any quarter the FDIC determines that the DIF’s reserve ratio has fallen close to zero or negative. In May 2009, the FDIC adopted the final rule, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to $0.10 per $100 of assessable deposits for the second quarter.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2009, the Bank’s limit on loans-to-one borrower was $27.9 million ($46.4 million for secured loans). At December 31, 2009, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $33.9 million, which was secured by real estate.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2009, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

The Fair and Accurate Credit Transactions Act of 2003, known as the FACT Act, provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under other applicable privacy provisions.

The federal banking agencies also finalized a joint rule implementing Section 315 of the FACT Act that requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commenced on November 1, 2008. Among the requirements under the new rule, the Bank is required to adopt “reasonable policies and procedures” to:

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which we refer to as the USA PATRIOT Act, amended, in part, the Bank Secrecy Act, by providing for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (4) filing suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws or regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

 The Office of Foreign Assets Control, which we refer to as OFAC, which is a division of the U.S. Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the FBI. The Bank checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

•
the Home Ownership and Equity Protection Act and Regulation prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting certain mortgage lending activities and advertising and mortgage disclosure standards;

•	the “Service Members Civil Relief Act;” and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•	the “Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977,  which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of federally-insured institutions, such as the Bank, to adopt a CRA statement for its assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests:

•
a lending test which compares the institution’s market share of loans in low and moderate-income areas to its market share of loans in its entire service area and the percentage of the institution’s outstanding loans to low-and moderate-income areas or individuals;

•	a services test, which evaluates the provision of services that promote the availability of credit to low-and moderate-income areas; and

•
an investment test, which evaluates an institution’s record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

The Bank was examined for CRA compliance in 2007 and received a “satisfactory” rating.

Enforcement. Under the Federal Deposit Insurance Act, the FDIC has the authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship proceedings, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2009, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $43.9 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $43.9 million, the reserve requirement is $1.317 million plus 10% (subject to adjustment by the Federal Reserve to between 8% and 14%) of that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2009, the Bank met these requirements.

Actions taken by Congress and bank regulatory agencies in response to market instability. In response to the widely-publicized deteriorating conditions in the U.S. banking and financial system, the U.S. Treasury Department and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, provided the Secretary of the U.S. Treasury Department with authority to, among other things, establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case were originated or issued on or before March 14, 2008. The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing to the appropriate committees of the U.S. Congress.

Under this authority, the Treasury Department implemented the TARP Capital Purchase Program, or CPP, whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. Under the CPP, in conjunction with the purchase of senior preferred shares, the Treasury Department also receives warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.

Recipients of CPP funding under TARP are subject to the Treasury Department’s standards for executive compensation and corporate governance, for the period during which the Treasury Department holds equity issued under the CPP. The executive compensation requirements apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. Requirements include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Moreover, recipients of CPP funding must agree, as a condition to participating in the program, that the Treasury Department is empowered to unilaterally amend the terms of the CPP program or impose new restrictions on recipients, in order to comply with any changes in applicable federal statutes.

We entered into a transaction with the Treasury Department on December 12, 2008 pursuant to which we received $45.2 million in exchange for issuing 45,220 shares of the Company’s Series B preferred stock at a 5% annual dividend rate for the first five years, and a 9% annual dividend thereafter if the preferred shares are not redeemed by us.  All of that preferred stock was repurchased on March 10, 2010.  See Recent Developments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.  Furthermore, the Treasury Department received 10-year warrants to purchase 1,960,405 shares of our common stock at a purchase price $3.46 per share. The number of warrants issued to the Treasury Department was reduced by 50%, to 980,203 as the company subsequently raised an amount of qualifying capital which, by regulation, resulted in that reduction. We are also subject to the various requirements of the CPP including executive compensation limitations and ability of the Treasury Department to impose future restrictions. We cannot predict whether additional restrictions or requirements will be implemented or the extent to our business may be affected by such limitations.

Temporary Liquidity Guarantee Program.  The FDIC established a Temporary Liquidity Guarantee Program on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009; or, in certain instances, October 31, 2009 and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts.

Debt Guarantee Program. Under the Debt Guarantee Program, or DGP, the FDIC temporarily guaranteed all newly-issued senior unsecured debt incurred by banks up to prescribed limits. Although we opted to participate in the DGP, we determined to not issue any debt securities under the DGP.

Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program, or TAGP, non-interest bearing transaction accounts are fully insured through June 30, 2010. Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution through December 31, 2013. On January 1, 2014 coverage returns to $100,000. We do not participate in the TAGP.

Term Asset-Backed Securities Loan Facility.  Among other liquidity programs, the Federal Reserve Board has established the Term Asset-Backed Securities Loan Facility, or TALF, to provide non-recourse loans secured by eligible asset-backed securities, or ABS. The TALF was designed to increase credit availability and support economic activity by facilitating the issuance of ABS that are collateralized by certain consumer and small business loans.  As part of the Treasury Department’s Financial Stability plan, announced on February 10, 2009, eligible ABS were expanded to include certain newly-issued commercial mortgage backed securities, or CMBS. The Federal Reserve announced on August 17, 2009 that the TALF will cease making loans secured by ABS on March 31, 2010 and by newly-issued CMBS on June 30, 2010.

Financial Stability Plan.  On February 10, 2009, Treasury Secretary Timothy Geithner announced a Financial Stability Plan consisting of both new proposals and expansion of existing programs.  The Financial Stability Plan included the following principal aspects:

•	a capital assistance plan to provide new capital to institutions;

•	an expansion of the TALF program;

•	the making home affordable program; and

•	the small business and community lending institute.

We do not participate in the capital assistance plan or the TALF and are not affected by the other aspects of the Financial Stability Plan.

The new “making home affordable” program offers assistance to homeowners unable to refinance their loans by providing access to low-cost refinancing on conforming loans owned by the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. In addition, the program provides a $75 billion homeowner stability initiative to prevent foreclosures, increased funding to FNMA and FHLMC and an increase in the size of the mortgage portfolios that FNMA and FHLMC may retain.

American Recovery and Reinvestment Act. On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus. The stimulus included discretionary spending for among other things, infrastructure projects; increased unemployment benefits and food stamps; as well as tax relief for individuals and businesses. The stimulus also included compensation restrictions that apply retroactively to companies that receive TARP funds.

Unfair or deceptive acts or practices.  The federal bank regulatory agencies have issued a joint, final rule on unfair or deceptive acts or practices, specifically as they pertain to banks, savings associations, and federal credit unions, which we refer to collectively as Banks. The rule establishes the agencies’ respective authorities to regulate any unfair or deceptive acts or practices engaged in by Banks; and prohibits five specific acts or practices relating to credit card accounts that the agencies identified as “unfair.” The five rules pertaining to credit card accounts relate to (1) time to make payments; (2) allocation of payments; (3) interest rate increases; (4) two-cycle billing; and (5) financing of security deposits and fees. While the Bank has until July 1, 2010 to comply with the new rules pertaining to credit card accounts, pending legislation in Congress may accelerate the effective date of the new rules.

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

Electronic Fund Transfer Act regulatory amendments.  The Federal Reserve has adopted a rule addressing certain consumer protection proposals relating to the assessment of overdraft fees by banks. This rule is effective July 1, 2010. The rule allows consumers to either opt-out or opt-in to an institution’s overdraft service for the payment of ATM and one-time debit card overdrafts before the institution may charge a fee for the service. The rule also prohibits institutions from conditioning the payment of overdrafts for checks or other types of transactions on the consumer also opting in to the institution’s payment of overdrafts for ATM and one-time debit card transactions.  It is not anticipated that these regulations will materially impact us.

Proposed legislation and regulatory action.  New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. As a result of the problems encountered during the past three years in the U.S. financial and banking systems, a number of reform measures are currently under active consideration. For example, the Treasury Department, in its June 17, 2009, “white paper” proposed a comprehensive financial regulatory reform, including:

•	establishment of a permanent Financial Service Oversight Council to coordinate information sharing among federal regulators and analyze market risk;

•	designation of the Federal Reserve as the primary regulator of all Tier 1 financial holding companies;

•	strengthened capital and additional corporate governance requirements;

•	establishment of a national bank supervisor for all federally chartered banks and elimination of the federal thrift charter;

•	enhanced regulation of financial markets, including derivatives and securitizations;

•	regulation of hedge fund and private equity advisors;

•	strengthened regulation of money market funds;

•	establishment of a Consumer Financial Protection Agency; and

•	establishment of an Office of National Insurance to monitor and coordinate policies in the insurance sector.

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

Employees

As of February 15, 2010, we have 367 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to Our Business

Recessionary conditions in the U.S. economy and significant dislocations in the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have been subject to unprecedented turmoil. This turmoil has resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets, and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we incurred significant impairment charges on investment securities, materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined significantly. Continuation of current conditions could further harm our financial condition and results of operations.

Actions taken by the U.S. government and governmental agencies to respond to current economic conditions may not have a beneficial impact upon us.

In response to current economic conditions, the U.S. Government and a number of governmental agencies have established or proposed a series of programs designed to stabilize the financial system and credit markets. See item 1, “Business-Regulation under Banking Law.” We cannot predict whether these programs will have their intended effect or, if they do, whether they will have a beneficial impact upon our financial condition and results of operations.

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

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2009, commercial loans were 26.4% of total loans, construction loans were 13.6% of total loans and commercial mortgage loans were 37.4% of total loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

Our lending operations are concentrated in the Philadelphia-Wilmington metropolitan area.

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

We depend to some extent upon wholesale and brokered deposits to satisfy funding needs.

We have relied to some extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Although funding sources amounted 7.6% of our total deposits at December 31, 2009, a decrease from 23.5% of total deposits at December 31, 2008, if we are not successful in obtaining wholesale funding, we may be unable to continue our growth, or could experience contraction in our total assets. In addition, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds; increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC. Although the Bank is currently deemed to be well capitalized, a failure to continue to be well capitalized could also hurt our growth or cause our total assets to contract.

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

Our regulatory lending limit as of December 31, 2009 to any one customer or related group of customers was $27.9 million for unsecured loans and $46.4 million for secured loans. Our lending limit is substantially smaller than those of most financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

           A significant barrier to online financial transactions is the secure transmission of confidential information over public networks. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect customer transaction data. If we, or another provider of financial services through the Internet, were to suffer damage from a security breach, public acceptance and use of the Internet as a medium for financial transactions could suffer. Any security breach could deter potential customers or cause existing customers to leave, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the Internet. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

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

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.

Potential acquisitions may disrupt our business and dilute stockholder value.

In recent years we have been an active acquirer of other entities. We have sought merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target entity;

•	exposure to potential asset quality issues of the target entity;

•	difficulty and expense of integrating the operations and personnel of the target entity;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target entity;

•	difficulty in estimating the value of the target entity; and

•	potential changes in banking or tax laws or regulations that may affect the target entity.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Risks related to ownership of our common stock

The trading volume in our common stock is less than that of other larger financial services companies, which may adversely affect the price of our common stock.

Although our common stock is traded on The NASDAQ Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

There may be future sales or other dilutions of our equity that may adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us. The exercise of the warrant held by the U.S. Treasury, the exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock, and the existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

There can be no assurance that Treasury warrants can be repurchased.

We have repurchased the Series B Preferred Stock (see Recent Developments in Management Discussion & Analysis), and may repurchase the related warrants, there can be no assurance as to when or if the warrants can be repurchased. Until such time as the warrants are repurchased, we will remain subject to the terms and conditions of the CPP. Further, our continued participation in the CPP subjects us to increased regulatory and legislative oversight. The recently enacted American Recovery and Reinvestment Act of 2009 includes amendments to the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 under which the CPP was established, all of which apply to us. These new and any future legal requirements under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as ourselves. They may require significant time, effort, and resources on our part to ensure compliance, and the evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully with financial institutions that are not subject to the same limitations for executive and management talent.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for holders of our common stock to receive a change in control premium.

Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are the lessee of ten premises. Our banking and operations facilities occupy 33,950 square feet in Wilmington, Delaware under a lease expiring in 2018. The rent is currently $60,028  per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $56,845 per month and escalates yearly based upon scheduled increases in base rent and actual increases in premises operating costs over specified base rates. As of December 31, 2009, we had a letter of credit for $65,106 as security for the lease the requirement for which will be eliminated in 2010. We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $8,270 per month for our two Philadelphia-area loan production offices, and $5,213 per month for our Maryland automobile leasing offices. We pay $6,920 per month to a related party for our Florida leasing office. We also pay rent of $603 per month for a customer service space, principally an ATM, at a Philadelphia location. We pay rents of $1,462 and $1,045 per month for our Minnesota and Illinois offices.  We also hold a sublease on 23,255 square feet of space in Sioux Falls, South Dakota for our stored value (prepaid) card and various other operations expiring in 2014. The rent is currently $59,183 per month. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

Item 3. Legal Proceedings.

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Item 4. [Reserved and Omitted Pursuant to SEC Release No. 33-9089A.]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

Quarter Ended	Price Range
	High	Low
2008
March 31, 2008	$15.52	$10.50
June 30, 2008	$13.10	$7.58
September 30, 2008	$8.82	$4.42
December 31, 2008	$5.80	$2.09

2009
March 31, 2009	$4.54	$2.35
June 30, 2009	$7.90	$3.86
September 30, 2009	$8.07	$5.25
December 31, 2009	$7.30	$5.01

As of February 28, 2010, there were 26,181,291 shares of common stock outstanding held of record by 2,154 persons.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to increase our capital and fund the development and growth of our operations. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Our payment of dividends is subject to restrictions discussed below and in Item 1, “Business—Regulation under Banking Law.” In addition, before we may pay a cash dividend on our common stock in any quarter, we must pay that quarter’s dividends on our preferred stock.

Share Repurchase Plan

In June 2007 we adopted a share repurchase plan that authorized us to purchase up to 750,000 shares of our common stock, currently representing approximately 2.9% of our current total common shares outstanding. Under the plan, we may make purchases from time to time through open market or privately negotiated transactions. This plan may be modified or discontinued at any time. Under the TARP agreement between us and the Treasury Department, we must obtain consent from the Treasury Department before we may pay any dividend on our common stock or before we may repurchase our common stock or any other equity securities, other than in connection with benefits plans consistent with prior practice. We have not repurchased any of our common stock under this plan.

Securities authorized for issuance under equity compensation plans *

	Number of securities to be	Weighted-average
	issued upon exercise of	exercise price of	Number of securities
	outstanding options and stock	outstanding options and	remaining available for
	appreciation rights	stock appreciation rights	future issuance
1999 Omnibus plan	537,250	$11.98	348,500
2003 Omnibus plan	540,364	$10.87	-
2005 Omnibus plan	305,250	$15.40	625,375
Total	1,382,864	$12.30	973,875

* All plans authorized have been approved by shareholders.

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

	Period ending

Index	12/23/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

The Bancorp, Inc.	100.00	100.00	106.25	185.00	84.13	23.44	42.88
Nasdaq Bank Stock Index	100.00	99.25	95.62	106.14	82.68	62.93	51.28
Nasdaq Composite Stock Index	100.00	100.82	102.07	111.79	123.76	72.99	105.02

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. We derived the selected financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Income Statement Data:	(dollars in thousands, except per share data)
Interest income	$79,989	$95,062	$106,537	$80,968	$47,134
Interest expense	16,280	40,843	53,868	36,695	14,975
Net interest income	63,709	54,219	52,669	44,273	32,159
Provision for loan and lease losses	13,000	12,500	5,400	2,975	2,100
Net interest income after provision for loan
and lease losses	50,709	41,719	47,269	41,298	30,059
Non-interest income (loss)	11,819	(7,603)	7,614	5,038	4,323
Non-interest expense	56,178	97,388	31,205	25,505	22,754
Net income (loss) before income tax
provision (benefit)	6,350	(63,272)	23,678	20,831	11,628
Income tax provision (benefit)	2,248	(20,892)	9,338	8,331	4,181
Net income (loss)	4,102	(42,380)	14,340	12,500	7,447
Less preferred stock dividends and
accretion	(3,760)	(243)	(68)	(75)	(598)
Less preferred stock conversion premium	-	-	-	-	(459)
Income allocated to Series A preferred
shareholders	-	-	(115)	(110)	(72)
Net income (loss) available to common
shareholders	$342	$(42,623)	$14,157	$12,315	$6,318
Net income (loss) per share - basic	$0.02	$(2.93)	$1.02	$0.90	$0.49
Net income (loss) per share - diluted	$0.02	$(2.93)	$0.98	$0.86	$0.48

Balance Sheet Data:
Total Assets	$2,043,534	$1,792,375	$1,568,382	$1,334,838	$917,471
Total loans, net of unearned costs (fees)	1,523,722	1,449,349	1,286,789	1,064,819	681,582
Allowance for loan and lease losses	19,123	17,361	10,233	8,400	5,513
Total cash and cash equivalents	354,459	179,506	82,158	137,121	117,093
Deposits	1,654,509	1,519,847	1,278,317	1,069,255	732,588
Federal Home Loan Bank advances	100,000	61,000	90,000	100,000	40,000
Shareholders' equity	245,203	180,403	176,259	148,908	134,947

Selected Ratios:
Return on average assets	0.22%	nm	1.04%	1.19%	1.02%
Return on average common equity	1.99%	nm	9.15%	8.90%	5.69%
Net interest margin	3.74%	3.44%	3.90%	4.32%	4.57%
Book value per common share	$7.64	$9.21	$12.01	$10.76	$9.80

Selected Capital and Asset Quality Ratios:
Equity/assets	12.00%	10.07%	11.24%	11.16%	14.71%
Tier I capital to average assets	12.68%	10.10%	9.18%	12.28%	15.90%
Tier 1 capital to total risk-weighted assets	15.81%	11.72%	10.15%	13.50%	17.94%
Total Capital to total risk-weighted assets	17.06%	12.87%	10.95%	14.28%	18.69%
Allowance for loan and lease losses to total
loans	1.26%	1.20%	0.80%	0.79%	0.81%

nm---not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Recent Developments

On April 1, 2009, we entered into a Stock Purchase Agreement with American Home Mortgage Holdings, Inc. and its wholly-owned subsidiary, American Home Bank, a federal savings association (“AHB”) to acquire all of the outstanding shares of capital stock of AHB. Due to continuing delays in attempting to consummate this transaction, the stock purchase agreement has been terminated. We are currently pursuing the establishment of a de novo Federal Savings Bank to be located in southern New Jersey, contiguous with our Philadelphia/ Wilmington area market. The pursuit of establishing that institution replaces the pursuit of the AHB acquisition. The application for the Federal Savings Bank will entail all of the allowable activities of such institutions, which include generating mortgage loans, various deposit accounts and other banking services.

Repurchase and retirement of preferred stock

On March 10, 2010, we repurchased 100% of the preferred stock issued under the United States Treasury Capital Purchase Program as further described in Note J, totaling $45.2 million. We will record a non-cash charge of $5.6 million for the unaccreted discount related to these preferred shares. As a result, $3.7 million of annualized accretion and dividends which had previously served to reduce net income available to common shareholder will be eliminated on a going forward basis.  After consideration of repaying the TARP funds, our leverage capital ratio as of December 31, 2009 continued to exceed 10%, compared to a well capitalized requirement of 5%.

Overview

We are a Delaware bank holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services and related other banking services, which include private label banking, health savings accounts and prepaid debit cards, to both regional and national markets.

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware  including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes over the past ten years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our private label banking, card processing, health savings account and stored value card programs are a source of fee income and low-cost deposits.

In August 2009, we issued 11.5 million shares of our common stock to investors at a price of $5.75 per share resulting in net proceeds of approximately $62.1 million, $45.2million of which was utilized to repay TARP. See Recent Developments above.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, have been subject to unprecedented turmoil. This turmoil has resulted in substantial declines in the availability of credit, the values of real estate and real estate-related assets, the availability of ready markets for those assets, and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we have incurred significant impairment charges on investment securities, materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined significantly. These conditions also resulted in the impairment of goodwill and other-than-temporary impairment on investment securities, which caused us to record a non-cash charge to earnings in 2008 of $51.9 million for goodwill impairment and a non-cash charge of $2.2 million and $19.9 million for other than temporary impairment of investment securities in 2009 and 2008, respectively. Continuation of current conditions could further harm our financial condition and results of operations. We discuss these effects in more detail elsewhere in this Item 7.

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

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. Credit losses are recognized through the income statement. If management believes market value losses are temporary and it believes that we have the ability and intention to hold those securities to maturity, the reduction in value is recognized in other comprehensive income, through equity.

We account for our stock-based compensation plans based on the fair value of the awards made, which include stock options, restricted stock, and performance based shares. To assess the fair value of the awards made, management makes assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates. All of these estimates and assumptions may be susceptible to significant change that may impact earnings in future periods.

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

Results of operations

Net Income: 2009 compared to 2008.  Net income for 2009 was $4.1 million, compared to a net loss of $42.4 million for 2008.  Diluted earnings per share were $0.02 for 2009 compared to a net loss per share of $2.93 for 2008. As a result of our participation in the TARP Capital Purchase Program, 2009 earnings per common share reflected $2.3 million of preferred stock dividends and accretion of $1.5 million for the imputed dividend cost related to our issuance of common stock purchase warrants to the Treasury Department.  The resulting after tax total of $3.8 million, which served to reduce income available to common shareholders, compared to $243,000 in 2008 and $183,000 in 2007.  Amounts in 2008 and 2007 primarily reflected the Series A preferred stock.

Net Loss: 2008 compared to 2007. The net loss for 2008 was $42.4 million, compared to net income of $14.3 million for 2007. The loss in 2008 reflects a pre-tax goodwill impairment charge of $51.9 million. That  charge resulted from goodwill impairment related  primarily to  the purchase of  Stored Value systems.  Preferred stock dividends and accretion and net income (loss) allocated to preferred shareholders for 2008 were $243,000 compared to $183,000 for 2007, which resulted in a net loss available to common shareholders of $42.6 million for 2008 as compared to net income of $14.2 million for 2007. The net loss per share was $2.93 for 2008 compared to diluted net income per share of $0.98 for 2007.

Net Interest Income: 2009 compared to 2008. Our net interest income for 2009 increased to $63.7 million from $54.2 million for 2008, while our interest income for 2009 decreased to $80.0 million from $95.1 million for 2008. Our average loans increased to $1.48 billion for 2009 from $1.41 billion for 2008. The decrease in our interest income in 2009 reflected the full year impact of the reductions in rates by the Federal Reserve beginning in the second half of 2007 throughout 2008 as rates remained at historic lows. Net interest income increased as the decrease in interest income was more than offset by the decrease in interest expense.

 Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2009 increased to 3.74% from 3.44% for 2008, an increase of 30 basis points. For 2009 the average yield on our interest-earning assets decreased to 4.69% from 6.04% for 2008, a decrease of 135 basis points. The cost of interest-bearing deposits decreased to 1.45% for 2009 from 3.22% for 2008, a decrease of 177 basis points, while the cost of interest-bearing liabilities decreased to 1.49% for 2009 from 3.20% for 2008, a decrease of 171 basis points. The net interest margin increase reflected decreases in our cost of funds which exceeded the decrease in yields from our interest-earning assets. The decrease in average yields was driven by market interest rate declines. The decrease in cost of funds further reflected an increase in lower cost transaction accounts and a reduction in certificates of deposit and other higher cost funds. The increase in lower cost transaction accounts allowed the bank to decrease average time deposit balances to $151.8 million for 2009, a decrease of $303.4 million or 66.7% from 2008.  As a result of allowing higher cost interest-bearing deposits to roll off our balance sheet, average interest-bearing deposits decreased to $1.03 billion from $1.14 billion, a decrease of $103.5 million or 9.10%. The roll-off of the interest bearing deposits was largely offset by increases in our non-interest bearing demand deposits.  Average non-interest bearing demand deposits increased $286.6 million for 2009 compared to 2008.

Net Interest Income: 2008 compared to 2007. Our net interest income for 2008 increased to $54.2 million from $52.7 million for 2007, while our interest income for 2008 decreased to $95.1 million from $106.5 million for 2007. Our average loans increased to $1.4 billion for 2008 from $1.2 billion for 2007. The reason for the decreases in our interest income was the reductions in rates by the Federal Reserve beginning in the second half of 2007 and throughout 2008. The reduction in interest income was partially offset by the interest income generated by the organic growth of our loan portfolio.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2008 decreased to 3.44% from 3.90% for 2007, a decrease of 46 basis points. For 2008 the average yield on our interest-earning assets decreased to 6.04% from 7.89% for 2007, a decrease of 185 basis points. The cost of interest-bearing deposits decreased to 3.22% for 2008 from 4.75% for 2007, a decrease of 153 basis points, while the cost of interest-bearing liabilities decreased to 3.20% for 2008 from 4.77% for 2007, a decrease of 157 basis points. The decrease in our interest margin was due to the rate reductions by the Federal Reserve, as a significant portion of the interest rates on our loans varied with prime, while our ability to reprice our liabilities (principally, deposits and debt facilities) typically lags behind the reductions by the Federal Reserve, and the related reductions in the rates payable by our loan assets. The decrease in both average yield and average cost was driven by market interest rate reductions. Average interest-bearing deposits increased to $1.14 billion from $1.04 billion, an increase of $99.0 million or 9.5%.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,477,614	$73,304	4.96%	$1,408,041	$87,966	6.25%
Investment securities-taxable	107,695	5,017	4.66%	120,529	6,104	5.06%
Investment securities-nontaxable*	25,449	2,041	8.02%	-	-	-
Interest bearing deposits	39,271	87	0.22%	2,493	38	1.54%
Federal funds sold	70,061	234	0.33%	42,819	954	2.23%
Net interest-earning assets	1,720,090	80,683	4.69%	1,573,882	95,062	6.04%
Allowance for loan and lease losses	(18,632)			(13,384)
Other assets	135,917			143,765
	$1,837,375			$1,704,263

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$529,477			$242,859
Interest bearing deposits
Interest checking	365,715	$5,341	1.46%	183,996	$4,481	2.44%
Savings and money market	516,356	7,191	1.39%	498,156	13,989	2.81%
Time	151,791	2,510	1.65%	455,165	18,175	3.99%
Total interest bearing deposits	1,033,862	15,042	1.45%	1,137,317	36,645	3.22%
Short term borrowings	44,895	329	0.73%	123,558	3,193	2.58%
Repurchase agreements	2,175	26	1.18%	2,568	51	1.99%
Subordinated debt	13,401	883	6.59%	13,302	954	7.17%
Net interest bearing liabilities	1,094,333	16,280	1.49%	1,276,745	40,843	3.20%
Other liabilities	7,608			5,375
Total liabilities	1,631,418			1,524,979
Shareholders' equity	205,957			179,284
	$1,837,375			$1,704,263

Net interest income on tax equivalent basis*		64,403			54,219

Tax equivalent adjustment		694			-

Net interest income		$63,709			$54,219

Net interest margin *			3.74%			3.44%

* Full taxable equivalent basis, using a 34% statutory tax rate

	Year ended December 31,
	2007
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,172,479	$96,690	8.25%
Investment securities	115,078	6,699	5.82%
Investment securities-nontaxable*	-	-	-
Interest bearing deposits	3,319	76	2.29%
Federal funds sold	59,686	3,072	5.15%
Net interest-earning assets	1,350,562	106,537	7.89%
Allowance for loan and lease losses	(9,398)
Other assets	41,632
	$1,382,796

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing)	$88,889
Interest bearing deposits
Interest checking	93,491	$2,841	3.04%
Savings and money market	520,365	23,744	4.56%
Time	424,448	22,728	5.35%
Total interest bearing deposits	1,038,304	49,313	4.75%
Short term borrowings	86,049	4,419	5.14%
Repurchase agreements	3,006	52	1.73%
Subordinated debt	1,033	84	8.13%
Net interest bearing liabilities	1,128,392	53,868	4.77%
Other liabilities	6,955
Total liabilities	1,224,236
Shareholders' equity	158,560
	$1,382,796

Net interest income on tax equivalent basis*		52,669

Tax equivalent adjustment		-

Net interest income		$52,669

Net interest margin *			3.90%

* Full taxable equivalent basis, using a 34% statutory tax rate

In 2009, average interest-earning assets increased to $1.72 billion, an increase of $146.2 million, or 9.3% from 2008. During the same period, average loan balances increased $69.6 million or 4.9%. In 2008, average interest-earning assets increased to $1.57 billion, an increase of $223.3 million, or 16.5%, from 2007. During the same period, average loan balances increased $235.6 million, or 20.1%.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2007 through 2009. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2009 versus 2008			2008 versus 2007
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans net of unearned discount	$4,629	$(19,291)	$(14,662)	$42,214	$(50,938)	$(8,724)
Investment securities-taxable	(620)	(467)	(1,087)	341	(936)	(595)
Investment securities-nontaxable	2,041	-	2,041	-	-	-
Interest bearing deposits	52	(3)	49	(16)	(22)	(38)
Federal funds sold	2,142	(2,862)	(720)	(704)	(1,414)	(2,118)
Total interest earning assets	8,244	(22,623)	(14,379)	41,835	(53,310)	(11,475)
Interest expense:
Interest checking	$1,446	$(586)	$860	$2,063	$(423)	$1,640
Savings and money market	531	(7,329)	(6,798)	(974)	(8,781)	(9,755)
Time	(8,337)	(7,328)	(15,665)	1,811	(6,364)	(4,553)
Total deposit interest expense	(6,360)	(15,243)	(21,603)	2,900	(15,568)	(12,668)
Short-term borrowings	(1,348)	(1,516)	(2,864)	2,330	(3,556)	(1,226)
Subordinated debt	7	(78)	(71)	879	(9)	870
Other borrowed funds	(7)	(18)	(25)	62	(63)	(1)
Total interest expense	(7,708)	(16,855)	(24,563)	6,171	(19,196)	(13,025)
Net interest income:	$15,952	$(5,768)	$10,184	$35,664	$(34,114)	$1,550

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $13.0 million for 2009, $12.5 million for 2008 and $5.4 million for 2007. The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  At December 31, 2009, our allowance for loan and lease losses amounted to $19.1 million or 1.26% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $14.0 million for 2009 before a $2.2 million impairment charge on a trust preferred security, as compared to $12.3 million before a $19.9 million impairment charge in 2008, an increase of $1.8 million or 14.3%. The primary reason for the increase was a $1.1 million gain on sales of investment securities and $1.1 million increase in leasing income as a result of higher resale values for commercial. These gains were partially offset by a decrease of $803,000 in net stored value processing fees to $8.0 million from $8.8 million for the same period of 2008, due to volume.

Non-Interest Expense. Total non-interest expense was $56.2 million for 2009, compared to $45.5 million before a $51.9 million impairment charge in 2008, an increase of $10.7 million or 23.5%. Salaries and employee benefits amounted to $23.3 million for 2009 compared to $21.3 million for 2008. The increase in salaries and employee benefits reflected staff additions related to prepaid cards, leasing and other areas to accommodate their growth. It also reflected annual salary increases between 0% to 2% to our employees. Depreciation expense increased to $2.7 million for 2009 from $2.5 million in 2008, an increase of $215,000, or 8.6%, and reflected increases associated with leasehold improvements. Rent and related occupancy expense increased to $2.6 million from $2.2 million for 2009, an increase of $425,000 or 19.6% from 2008. The increase reflected relocation of our main operating office in the third quarter of 2008 and the cost associated with renting an additional office. Data processing expense increased to $6.8 million for 2009, an increase of approximately $2.6 million, or 62.5%, and reflected growth in our account base, in particular health savings accounts, as well as increases in our core processing costs. Legal fees increased to $2.0 million for 2009, an increase of $968,000 or 96.1% as a result of loan portfolio related matters as well as legal fees related to our proposed acquisition of American Home Bank. Due to continuing delays in attempting to consummate this transaction, it was terminated after the end of 2009. In addition, during 2009, we sold the property held in other real estate owned for $2.9 million and recognized a $1.7 million loss. The loss resulted from the continued decline in the real estate market where the property was located, which is outside of our regional lending area. FDIC insurance increased to $3.1 million from $795,000 for 2009 due to industry-wide insurance premium increases and a special insurance premium assessed and levied on all banks in 2009.

Preferred Stock Dividends and Accretion. Our cash dividends on preferred stock and discount accretion increased to $3.8 million, of which cash dividends were $2.3 million and accretion was $1.5 million, in 2009 compared to $243,000 in 2008. The increase is a result of the dividend and accretion for the Series B preferred stock which we issued to the Treasury in December 2008 from our participation in the TARP Capital Purchase Program.  The accretion resulted from the fair value applied to the preferred stock which was issued in conjunction with the issuance of the Series B preferred stock.

Income Tax Benefit and Expense

Our income tax expense for 2009 was $2.2 million as compared to a $20.9 million income tax benefit in 2008. Our effective tax rate for 2009 was 35.4% as compared to 33.0% in 2008. The tax benefit in 2008 reflected the OTTI charge and goodwill impairment recorded in that year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $129.1 million in 2009, $247.0 million in 2008 and $209.1 million in 2007. While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times in 2009.

Our principal source of contingent day-to-day liquidity is secured borrowing lines from the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, M&I Bank and PNC Bank. We have a $529.4 million line of credit with the Federal Home Loan Bank and $73.0 million in additional lines of credit with correspondent banks. As of December 31, 2009, we had $100.0 million of outstanding Federal Home Loan Bank advances; we did not have any outstanding amounts on our correspondent bank federal funds lines. We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines and, as a result, we have not experienced the liquidity and credit problems faced by many financial and commercial institutions. However, we continue actively to monitor our positions. Additionally, we maintain collateral with the Federal Reserve, which allowed us to borrow approximately $117.0 million from the discount window at December 31, 2009.

Historically, we have used institutional (brokered) certificates of deposit as a significant funding source. Such funds decreased to $125.3 million at December 31, 2009 from $357.8 million and $390.7 million, at December 31, 2008 and 2007, respectively. These decreases reflected increased levels of transaction accounts generated throughout the Bank. We purposefully  reduced our brokered deposits consistent with our strategy to grow transaction accounts.

In addition to the above sources of funding, during 2009, we completed a stock offering and issued 11.5 million shares of common stock at a price of $5.75 per share resulting in proceeds of approximately $62.1 million, net of $4.0 million in costs. Pursuant to the standard terms of the Securities Purchase Agreement with the Treasury Department for the CPP, as a result of raising “qualifying capital” of at least $45.2 million prior to December 31, 2009, the number of shares issuable under the warrant we delivered to the Treasury Department as part of the CPP was reduced by 50%. As a result, the number of shares exercisable under the warrant was reduced from 1,960,405 shares to 980,203 shares. Additionally, all of our remaining shares of Series A preferred stock, which had a liquidation value of $1.1 million, were converted into 117,372 shares of common stock in 2009.

Included in our cash and cash-equivalents at December 31, 2009 are $219.2 million of interest-bearing deposits which primarily consisted of deposits with the Federal Reserve. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same level as the interest rates offered by the Federal Reserve we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for loans, which were $85.6 million in 2009, $167.9 million in 2008 and $225.2 million in 2007. At December 31, 2009, we had outstanding commitments to fund loans, including unused lines of credit, of $316.2 million.

We must comply with capital adequacy guidelines issued by the Federal Reserve, while the Bank must comply with similar FDIC guidelines. Under both sets of guidelines, an institution must, in general, have a leverage ratio of 5.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier 1 leverage ratio is the ratio of Tier 1 capital to average assets for the prior quarter. “Tier 1 capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill. At December 31, 2009 both we and the Bank were “well capitalized” under banking regulations.

The following tables set forth the regulatory capital amounts and ratios for both us and the Bank at the dates indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

AS OF DECEMBER 31, 2009
The Company	12.68%	15.81%	17.06%
The Bancorp Bank	8.78%	10.97%	12.22%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

AS OF DECEMBER 31, 2008
The Company	10.10%	11.72%	12.87%
The Bancorp Bank	9.24%	10.75%	11.91%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk. Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest-earning assets, other than those with short-term maturities. We do not own any trading assets and we do not have any hedging transactions in place such as interest rate swaps.

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Financial Officer, President and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to implement the policies and to respond to market conditions. The primary goal of our policies is to optimize margin and manage interest rate risk, the effects of fluctuations in interest rates, subject to overall policy constraints for prudent management of interest rate risk.

We monitor, manage and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2009. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column, a total of 25% of these categories is shown repricing in 1-3 years with the balance in 91-364 days.  We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(in thousands)
Interest earning assets:
Loans net of deferred loan costs	$768,889	$236,324	$289,802	$112,619	$116,088
Investments securities	-	-	-	16,962	97,984
Interest bearing deposits	219,213	-	-	-	-
Total interest earning assets	988,102	236,324	289,802	129,581	214,072

Interest bearing liabilities:
Interest checking	232,260	116,130	116,130	-	-
Savings and money market	135,132	270,264	135,132	-	-
Time deposits	131,531	5,654	4,942		693
Securities sold under agreements to repurchase	2,588	-	-	-	-
Short-term borrowings	100,000	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	604,912	392,048	256,204	10,000	693
Gap	$383,190	$(155,724)	$33,598	$119,581	$213,379
Cumulative gap	$383,190	$227,466	$261,064	$380,645	$594,024
Gap to assets ratio	19%	-8%	2%	6%	10%
Cumulative gap to assets ratio	19%	11%	13%	19%	29%

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

Because of the limitations in the gap analysis discussed above, we believe that the interest sensitivity modeling more accurately reflects the effects and exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity, or MVPE, represents the fair value of the net present value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MVPE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2009.  While our modeling suggests an increase in market rates will have a positive impact on margin, as shown in the table below, the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2009		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)
+200 basis points	$321,581	4.55%	$69,863	5.51%
+100 basis points	313,343	1.87%	67,692	2.23%
Flat Rate	307,589	0.00%	66,214	0.00%
-100 basis points	295,294	-4.00%	63,973	-3.38%
-200 basis points	283,906	-7.70%	60,967	-7.92%

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

Historically, we have used variable rate commercial loans as the principal means of limiting interest rate risk. We believe our asset/liability strategy will be to maintain a positive gap position (that is, to continue to have interest-bearing assets subject to repricing that exceed in amount interest-earning liabilities subject to repricing) for periods up to a year. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

Genera/.  Our total assets at December 31, 2009 were $2.04 billion, of which total loans were $1.52 billion, or 74.6% and investment securities were $114.9 million, or 5.6%, while our total assets at December 31, 2008 were $1.79 billion, of which total  loans were $1.45 billion or 80.9% and investment securities were $106.5 million or 5.9%.

Interest bearing deposits and federal funds sold. At December 31, 2009, a total of $219.2 million of interest-bearing deposits was comprised primarily of balances at the Federal Reserve Bank, which now pays interest on such balances. At December 31, 2008, these balances were held as daily federal funds sold at commercial banks.

Investment portfolio. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, topic 320, Investments—Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, causes fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates and market demand for such securities cause the fair value of fixed-rate securities to fluctuate.  Debt securities which we have  the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

Total investment securities increased to $114.9 million on December 31, 2009, an increase of $8.5 million, or 8.0%, from year-end 2008. The increase in investment securities primarily reflected increased holdings of state and municipal securities. At December 31, 2009, we had $29.3 million state and municipal securities, which were exempt from federal income tax. In 2009, we began purchasing municipal securities, which increased our investment portfolio, and the tax equivalent yield thereon.

Other securities, included in the held-to-maturity classification at December 31, 2009, consisted of 5 single issuer and  2 pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million and were collateralized by bank trust preferred securities.

We adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities in 2009. Under the new guidance, an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by the new guidance, for 2009, we recognized an other-than-temporary impairment charge of $2.2 million related to a preferred bond classified in our held-to-maturity portfolio.  We reevaluated all of the relevant information available for the other-than-temporary impairment charge in 2008 and determined that the charges were related to credit loss.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2009, 2008 and 2007, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2009		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$27,000	$26,759	$-	$-
Obligations of states and political subdivisions	29,344	31,153	-	-
Mortgage-backed securities	7,929	8,048	-	-
Other securities	21,005	20,953	21,468	15,415
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	6,565	-	-
	$91,843	$93,478	$21,468	$15,415

	Available-for-sale		Held-to-maturity
	December 31, 2008		December 31, 2008
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$59,982	$60,876	$-	$-
Mortgage-backed securities	15,102	15,021	-	-
Other securities	807	711	23,529	18,408
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,321	6,321	-	-
	$82,212	$82,929	$23,529	$18,408

	Available-for-sale
	December 31, 2007
	Amortized	Fair
	cost	value
U.S. Government agency securities	$59,967	$60,319
Mortgage-backed securities	13,982	13,353
Other securities	46,002	42,871
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,672	5,672
	$125,623	$122,215

Investment securities with a carrying value of $6.7 million at December 31, 2009, $30.9 million at December 31, 2008 and $73.7 million at December 31, 2007, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2009 (dollars in thousands):

	After		After
	one to		five to		Over
	five	Average	ten	Average	ten	Average
Available-for-sale	years	yield	years	yield	years	yield	Total
U.S. Government agencies					$26,759	3.53%	$26,759
Mortgage-backed securities					8,048	5.49%	8,048
Obligations of states and
political subdivisions*					31,153	5.34%	31,153
Other securities	16,962	4.96%	3,991	5.29%			20,953
Federal Home Loan and Atlantic
Central Banks Bank Stock					6,565		6,565
Total	$16,962		$3,991		$72,525		$93,478
Weighted average yield		4.96%		5.29%		4.63%

* The yield shown, if adjusted to its taxable equivalent, would approximate 8.02%.

	After
	five to		Over
	ten	Average	ten	Average
Held-to-maturity	years	yield	years	yield	Total

Other debt securities	$3,332	7.11%	$18,136	4.26%	$21,468
Total	$3,332		$18,136		$21,468
		7.11%		4.26%

Loan Portfolio: We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. The Bank’s  Chief Executive Officer, Mrs. Cohen, who has over 30 years experience in banking and real estate lending, chairs our loan committee. The remainder of the committee is made up of our President, Chief Lending Officer, head commercial lender, lenders, loan analysts and our Chief Credit Officer, who is present to insure adherence to both regulatory compliance and our internal credit policy. All of the key committee members have lengthy experience and have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 purchased participation in loans originated by an affiliated third party, of which one was paid off in 2008. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2009, we had $66.0 million in participations sold. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2009, commercial, construction and commercial mortgage loans made up $1.2 billion, or 77.4%, of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	Amount	Amount	Amount	Amount	Amount

Commercial	$402,232	$353,219	$325,166	$199,397	$119,654
Commercial mortgage(1)	569,434	488,986	369,124	327,639	190,153
Construction	207,184	305,889	307,614	275,079	168,149
Total commercial loans	1,178,850	1,148,094	1,001,904	802,115	477,956
Direct financing leases, net	78,802	85,092	89,519	92,947	81,162
Residential mortgage(2)	85,759	57,636	50,193	62,413	62,378
Consumer loans and others	178,608	157,446	144,882	108,374	61,017
	1,522,019	1,448,268	1,286,498	1,065,849	682,513
Deferred loan costs (fees)	1,703	1,081	291	(1,030)	(931)
Total loans, net of deferred loan costs (fees)	$1,523,722	$1,449,349	$1,286,789	$1,064,819	$681,582

(1)	At December 31, 2009, our loans secured by owner occupied properties amounted to $104. 0 million or 18.3% of commercial mortgages.

(2)	Includes loans held for sale of $3.0 million at December 31, 2006 and $805,000 at December 31, 2005. There were no loans available-for-sale in the other reported periods.

At December 31, 2009, construction loans included $100.1 million of 1-4 family construction and $107.1 million of commercial construction, land acquisition and development.

The following table presents selected loan categories by maturity for the periods indicated:

	December 31, 2009
	Within	One to Five	After
	One Year	Years	Five Years	Total
	(in thousands)
Commercial and commercial mortgage	$447,457	$375,432	$148,777	$971,666
Construction	181,163	21,204	4,817	$207,184
	$628,620	$396,636	$153,594	$1,178,850

Loans at fixed rates		$145,483	$27,257	$172,740
Loans at variable rates		$251,153	$126,337	$377,490
Total		$396,636	$153,594	$550,230

Allowance for Loan and Lease Losses: We evaluate the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that our provision for loan losses is in the amount necessary to maintain our allowance for loan losses at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating the adequacy of our allowance has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve the estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool (including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for the various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size, and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 70% of our loans are subject to that department’s oversight on an annual basis.

Although we consider our allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases.

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2009, 2008, 2007, 2006 and 2005 (dollars in thousands):

	December 31, 2009		December 31, 2008		December 31, 2007
		% Loan		% Loan		% Loan
		Type to		Type to		Type to
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial	$4,696	26.43%	$3,172	24.39%	$2,290	25.28%
Commercial mortgage	7,041	37.42%	6,124	33.76%	2,845	28.69%
Construction	4,356	13.61%	5,543	21.12%	2,220	23.91%
Direct financing leases, net	151	5.18%	340	5.88%	682	6.96%
Consumer loans	460	11.73%	603	10.87%	691	11.26%
Residential mortgage	2,178	5.63%	1,430	3.98%	1,181	3.90%
Unallocated	241	-	149	-	324	-
	$19,123	100.00%	$17,361	100.00%	$10,233	100.00%

	December 31, 2006		December 31, 2005
		% Loan		% Loan
		Type to		Type to
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$1,666	18.71%	$1,200	17.53%
Commercial mortgage	2,440	30.74%	1,697	27.86%
Construction	2,080	25.81%	1,118	24.64%
Direct financing leases, net	1,005	8.72%	975	11.89%
Consumer loans	517	10.17%	365	8.94%
Residential mortgage	684	5.85%	139	9.14%
Unallocated	8	-	19	-
	$8,400	100.00%	$5,513	100.00%

Summary of Loan and Lease Loss Experience. The following table summarizes our credit loss experience for each of the periods indicated:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$17,361	$10,233	$8,400	$5,513	$3,593

Loans charged-off:
Commercial	6,314	733	2,545	8	123
Construction	4,546	2,744	1,084	-	-
Lease financing	49	55	35	93	70
Residential mortgage	328	1,992	-	-	-
Consumer	127	9	8	-	2
Total	11,364	5,533	3,672	101	195

Recoveries:
Commercial	53	-	73	12	15
Construction	32	152	10	-	-
Lease financing	27	5	8	-	-
Residential mortgage	12	-	-	-	-
Consumer	2	4	14	1	-
Total	126	161	105	13	15
Net charge-offs	11,238	5,372	3,567	88	180
Provision charged to operations	13,000	12,500	5,400	2,975	2,100
Balance in allowance for loan and lease losses at end
of period	$19,123	$17,361	$10,233	$8,400	$5,513
Net charge-offs/average loans	0.76%	0.38%	0.30%	0.01%	0.03%

The increase in charge-offs in 2009 compared to prior years was primarily the result of defaults of three commercial loans, two commercial real estate and one residential construction loan. The charge-offs in 2008 were primarily comprised of one residential mortgage loan and one construction loan.

Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest and is in the process of collection. The following table summarizes our non –performing loans, other real estate owned and our loans past due 90 days or more still accruing interest.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Non-accrual loans	$12,270	$8,729	$1,169	$-	$-
Total Non-performing loans	12,270	8,729	1,169	-	-
Other real estate owned	459	4,600	-	-	-
Total Non-performing assets	$12,729	$13,329	$1,169	$-	$-
Loans past due 90 days or more	12,994	4,055	8,673	668	538

Non-accrual loans increased $3.5 million to $12.3 million at December 31, 2009, as compared to $8.7 million at December 31, 2008. The higher level of non-accrual loans was mainly due to increases in the non-accrual status of commercial loans of $3.4 million, commercial mortgages of $591,000 and consumer loans of $149,000.  The increases were partially offset by decreases in the non-accrual construction loans of $320,000 and non-accrual residential mortgages of $270,000.  The increase in non-accrual commercial loans included one relationship totaling $2.0 million and three relationships totaling $1.5 million. The 2008 non-accrual balance was primarily due to increases in residential construction and commercial mortgages non-accruals.

Deposits.  A primary source for funding is deposit accumulation. We offer a variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking accounts, money market savings accounts and certificates of deposit. While the flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition, we expect continued growth in private label banking, stored value (prepaid), healthcare accounts and merchant card processing balances.  We maintain deposits for various affiliated companies totaling approximately $10.4 million at December 31, 2009, as compared to $24.9 million at December 31, 2008. The majority of these deposits are short-term in nature and rates are consistent with market rates. At December 31, 2009, we had total deposits of $1.65 billion as compared to $1.52 billion at December 31, 2008. The increase is primarily a result of growth in our transaction deposits, as time deposits decreased $238.0 million during the same period.  The following table presents the average balance and rates paid on deposits for the periods indicated:

	December 31, 2009		December 31, 2008		December 31, 2007
	Average	Average	Average	Average	Average	Average
	balance	Rate	balance	Rate	balance	Rate
	( dollars in thousands)
Demand (non-interest bearing)	$529,477	-	$242,859	-	$88,889	-
Interest checking	365,715	1.46%	183,996	2.44%	93,491	3.04%
Savings and money market	516,356	1.39%	498,156	2.81%	520,365	4.56%
Time	151,791	1.65%	455,165	3.99%	424,448	5.35%
Total deposits	$1,563,339	0.96%	$1,380,176	2.66%	$1,127,193	4.37%

At December 31, 2009, we had $137.2 million of certificate of deposit accounts maturing in one year or less. At December 31, 2009, 2008 and 2007, approximately 7.6%, 23.5% and 30.6% respectively, of deposits consisted of institutional (brokered) deposits.  Such funding has become a significantly less important component of our funding mix in 2009.

The remaining maturity of certificates of deposit greater than $100,000 as of December 31, 2009, was as follows:

Amount
(in thousands)
Three months or less	$6,276
Three to six months	2,605
Six to twelve months	3,049
Greater than twelve months	5,635
Total	$17,565

Borrowings: We had $100.0 million at December 31, 2009, $61.0 million at December 31, 2008, and $90.0 million at December 31, 2007, in advances outstanding from the Federal Home Loan Bank and other financial institutions. The advances mature on a daily basis and are collateralized with investment securities and loans. We also use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands.  The Bank also has several lines of credit, which we discussed in “Liquidity and Capital Resources”.  We had no outstanding balances on these lines of credit at December 31, 2009. We do not have any policy prohibiting us from incurring debt. We anticipate that, under current circumstances, any borrowing, other than through the federal funds market, securities sold under agreements to repurchase or the lines of credit will continue to be from the Federal Home Loan Bank system.

	As of or for the year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$2,588	$9,419	$3,846
Average during the year	2,175	2,568	3,006
Maximum month-end balance	3,847	9,419	6,798
Weighted average rate during the year	1.18%	1.99%	1.73%
Rate at December 31	1.02%	1.57%	2.07%

Short-term borrowings and federal funds
purchased
Balance at year-end	$100,000	$61,000	$90,000
Average during the year	44,895	123,558	86,049
Maximum month-end balance	105,000	203,250	230,000
Weighted average rate during the year	0.73%	2.58%	5.14%
Rate at December 31	0.65%	0.67%	3.84%

As of December 31, 2009, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, we own all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

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

Shareholders’ equity

At December 31, 2009, we had $245.2 million in shareholders’ equity. During the third quarter of 2009, the Company completed a stock offering and issued 11.5 million shares of its common stock at a price of $5.75 per share resulting in gross proceeds of approximately $66.1 million. The Company recorded $11.5 million in common stock and $50.6 million in additional paid in capital from the stocking offering. Additionally, the Company converted all of its shares of series A preferred stock, which had a liquidation value $1,081,360 into 117,372 shares of its common stock.

During 2009, we had $32,000 and $2.3 million in dividends accrued on our Series A and B preferred stock, respectively. In the second quarter of 2009, we finalized our valuation of the allocated fair value of the common stock warrants that were issued in conjunction with the Series B preferred stock that we issued to the U.S. Treasury Department through our participation in the TARP Capital Purchase Program. The final valuation of the warrants resulted in $7.3 million being allocated to additional paid-in capital from preferred stock. We recognized accretion of $1.5 million related to the common stock warrants during 2009.

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

Credit risk is defined as the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform in accordance with the terms of the contract. The maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same underwriting standards and policies in making credit commitments as we do for on-balance sheet instruments.

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2009 were our commitments to extend credit, which were approximately $301.8 million, and standby letters of credit, which were approximately $14.4 million, at December 31, 2009.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2009:

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$12,464	$2,047	$4,125	$3,251	$3,041
Remaining contractual maturities of
time deposits	142,820	137,185	4,942	-	693
Loan commitments	301,840	82,934	32,747	2,678	183,481
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (2)	24,262	860	1,720	1,720	19,962
Dividends on preferred stock (1)	29,273	2,261	4,522	6,426	16,064
Standby letters of Credit	14,369	10,207	4,162	-	-
Total	$538,429	$235,494	$52,218	$14,075	$236,642

(1) Term is unlimited, presentation assumes a 10 year term for this table.
(2) Presentation assumes a weighted average interest rate of 6.62%.

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 18, to the consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note B to the consolidated financial statements, the Company adopted FASB ASC 820 Fair Value Measurements and Disclosures, in 2008.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bancorp, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2010

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$135,246	$90,744
Interest bearing deposits	219,213	1,033
Federal funds sold	-	87,729
Total cash and cash equivalents	354,459	179,506

Investment securities, available-for-sale, at fair value	93,478	82,929
Investment securities, held-to-maturity (fair value $15,415 and $18,408, respectively)	21,468	23,529
Loans, net of deferred loan costs	1,523,722	1,449,349
Allowance for loan and lease losses	(19,123)	(17,361)
Loans, net	1,504,599	1,431,988
Premises and equipment, net	7,942	8,279
Accrued interest receivable	7,722	7,799
Intangible assets, net	10,005	11,005
Other real estate owned	459	4,600
Deferred tax asset, net	20,875	22,847
Other assets	22,527	19,893
Total assets	$2,043,534	$1,792,375

LIABILITIES
Deposits
Demand (non-interest bearing)	$506,641	$334,498
Savings, money market and interest checking	1,005,048	804,502
Time deposits	125,255	357,831
Time deposits, $100,000 and over	17,565	23,016
Total deposits	1,654,509	1,519,847

Securities sold under agreements to repurchase	2,588	9,419
Short-term borrowings	100,000	61,000
Accrued interest payable	362	2,475
Subordinated debenture	13,401	13,401
Other liabilities	27,471	5,830
Total liabilities	1,798,331	1,611,972

SHAREHOLDERS' EQUITY
Preferred stock - authorized 5,000,000 shares, series A, $0.01 par value; 0 and 108,136	-	1
shares issued and outstanding at December 31, 2009 and 2008, respectively
Series B, $1,000 liquidation value, 45,220 shares issued and outstanding	39,411	39,028
at December 31, 2009 and 2008, respectively
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,291 and 14,563,919
shares issued and outstanding at December 31, 2009 and 2008, respectively	26,181	14,563
Additional paid-in capital	196,875	145,156
Accumulated deficit	(17,175)	(17,517)
Accumulated other comprehensive loss	(89)	(828)
Total shareholders' equity	245,203	180,403

Total liabilities and shareholders' equity	$2,043,534	$1,792,375

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Interest income
Loans, including fees	$73,304	$87,966	$96,690
Interest on investment securities:
Taxable interest	5,017	6,104	6,699
Tax-exempt interest	1,347	-	-
Federal funds sold	234	954	3,072
Interest bearing deposits	87	38	76
	79,989	95,062	106,537
Interest expense
Deposits	15,042	36,645	49,313
Securities sold under agreements to repurchase	26	51	52
Short-term borrowings	329	3,193	4,419
Subordinated debt	883	954	84
	16,280	40,843	53,868
Net interest income	63,709	54,219	52,669
Provision for loan and lease losses	13,000	12,500	5,400
Net interest income after provision for loan and lease losses	50,709	41,719	47,269

Non-interest income
Service fees on deposit accounts	1,375	1,184	901
Merchant credit card deposit fees	705	973	1,004
Stored value processing fees	7,965	8,768	369
Gain/loss on sales of investment securities	1,106	-	(2)
Other than temporary impairment on securities available-for-sale (1)	(2,225)	(19,886)	-
Leasing income	1,183	115	2,104
ACH processing fees	543	265	299
Other	1,167	978	2,939
Total non-interest income (loss)	11,819	(7,603)	7,614

Non-interest expense
Salaries and employee benefits	23,317	21,302	14,917
Depreciation and amortization	2,710	2,495	1,644
Rent and related occupancy cost	2,592	2,167	1,303
Data processing expense	6,756	4,157	2,914
Advertising	870	776	653
Audit expense	1,697	1,653	1,422
Legal expense	1,975	1,007	640
Amortization of intangible assets	1,001	1,001	-
Losses on sale of other real estate owned	1,700	-	-
FDIC insurance	3,112	795	444
Impairment of goodwill	-	51,888	-
Other	10,448	10,147	7,268
Total non-interest expense	56,178	97,388	31,205
Net income before income taxes	6,350	(63,272)	23,678
Income tax provision (benefit)	2,248	(20,892)	9,338
Net income (loss)	4,102	(42,380)	14,340
Less preferred stock dividends and accretion	(3,760)	(243)	(68)
Income allocated to Series A preferred shareholders	-	-	(115)
Net income (loss) available to common shareholders	$342	$(42,623)	$14,157
Net income (loss) per share - basic	$0.02	$(2.93)	$1.02
Net income (loss) per share - diluted	$0.02	$(2.93)	$0.98

(1)	Other-than-temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2009, 2008 and 2007
(in thousands except share data)
					Retained	Accumulated
				Additional	earnings	other
	Common Stock	Common	Preferred	paid-in	(Accumulated	comprehensive	Comprehensive
	shares	Stock	Stock	capital	deficit)	loss	income (loss)	Total

Balance at December 31, 2006	13,724,023	13,724	1	125,572	10,834	(1,270)		148,861
Net Income					14,340		14,340	14,340
Preferred Shares converted to Common Shares	7,043	7		(7)				-
Common Stock issued from stock-based compensation
grants, net of excess tax benefits	106,671	106		1,523				1,629
Common Stock issued during the acquisition
of Stored Value Solutions	722,733	723		11,389				12,112
Cash dividends on Series A preferred stock					(68)			(68)
Stock-based compensation				331				331
Other comprehensive loss, net of
reclassification adjustments and tax	-	-	-	-	-	(946)	(946)	(946)
							$13,394
Balance at December 31, 2007	14,560,470	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259
Net Income (loss)					(42,380)		(42,380)	(42,380)
Preferred Shares converted to Common Shares	3,449	3		(3)				-
Series B Preferred stock issued to the U.S. Treasury			38,969					38,969
Common stock warrant				6,251				6,251
Cash dividends on preferred stock					(184)			(184)
Accretion of the discount on series B preferred shares			59		(59)			-
Stock-based compensation				100				100
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	-	1,388	1,388	1,388
							$(40,992)
Balance at December 31, 2008	14,563,919	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403
Net Income					4,102		4,102	4,102
Cash dividends on preferred shares					(2,293)			(2,293)
Common stock warrant			(1,084)	1,084				-
Common stock offering, net of offering costs	11,500,000	11,500		50,599				62,099
Series A preferred shares converted to common shares	117,372	118	(1)	(117)				-
Accretion of the discount on series B preferred shares			1,467	-	(1,467)			-
Stock-based compensation expense				153				153
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	739	739	739
							$4,841
Balance at December 31, 2009	26,181,291	$26,181	$39,411	$196,875	$(17,175)	$(89)		$245,203

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$4,102	$(42,380)	$14,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,881	3,476	1,644
Provision for loan and lease losses	13,000	12,500	5,400
Net amortization of investment securities discounts/premiums	70	165	(514)
(Gain) Loss on sale of investment securities	(1,106)	-	2
Stock-based compensation expense	153	100	331
Mortgage loans originated for sale	(5,977)	(5,016)	(6,831)
Sale of mortgage loans originated for resale	6,008	5,034	6,866
Gain on sale of mortgage loans originated for resale	(31)	(18)	(35)
Impairment of goodwill	-	51,888	-
Deferred income tax expense (benefit)	1,239	(19,254)	171
Gain on sales of fixed assets	(39)	(10)	(2)
Net gain on sales of loans	-	-	(3)
Other than temporary impairment on securities available-for-sale	2,225	19,886	-
Loss on sale of other real estate owned	1,700	-	-
(Increase) decrease in accrued interest receivable	(189)	1,612	(1,149)
(Decrease) in interest payable	(2,113)	(2,390)	(1,611)
Decrease (increase) in other assets	(2,909)	(20,891)	235
Increase (decrease) in other liabilities	27,157	(2,126)	1,568
Net cash provided by operating activities	47,171	2,576	20,412

Investing activities
Purchase of investment securities available-for-sale	(151,398)	(13,514)	(21,129)
Proceeds from redemptions and repayment on securities available-for-sale	55,260	11,631	12,231
Proceeds from sales of investment securities available-for-sale	87,837	-	1,308
Net cash paid due to acquisitions, net of cash acquired		-	(50,423)
Proceeds from sale of other real estate owned	2,900	-
Net increase in loans	(85,605)	(167,894)	(225,156)
Proceeds from sale of fixed assets	162	164	135
Purchases of premises and equipment	(2,496)	(4,268)	(1,989)
Net cash used in investing activities	(93,340)	(173,881)	(285,023)

Financing activities
Net increase in deposits	129,147	247,044	209,063
Net increase (decrease) in securities sold under agreements to repurchase	(6,831)	5,573	(4,299)
(Repayment) proceeds from short term borrowings	39,000	(29,000)	(10,000)
Proceeds from issuance of common stock, net of cost	62,099	-
Proceeds from issuance of subordinated debt	-	-	13,401
Proceeds from issuance of preferred stock	-	45,220	-
Net proceeds from the exercise of share based payments	-	-	1,284
Excess tax benefits from share based payment arrangements	-	-	267
Dividends paid on Series A and B preferred stock	(2,293)	(184)	(68)
Net cash provided by financing activities	221,122	268,653	209,648

Net (decrease) increase in cash and cash equivalents	174,953	97,348	(54,963)

Cash and cash equivalents, beginning of year	179,506	82,158	137,121

Cash and cash equivalents, end of year	$354,459	$179,506	$82,158

Supplemental disclosure:
Interest paid	$18,394	$43,318	$55,479

Taxes paid	$1,401	$5,291	$7,903

Transfer of assets from loans to other real estate owned	$459	$4,600	$1,566

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered bank holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related other banking services nationally, which include private label banking, health savings accounts and prepaid debit cards. The principal medium for the delivery of the Company’s deposit services is the Internet.

Prior to September 30, 2009, the Company was registered as a financial holding company. Because the Company had not engaged in businesses which are specific to a financial holding company, it changed to a more simplified bank holding company structure.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note B—Summary of Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All inter-company balances have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those revenues.

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The Company periodically reviews its investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, it considers the continuing performance of the securities. Credit losses are recognized through the income statement. If management believes market value losses are temporary and it believes that it has the ability and intention to hold those securities to maturity, the reduction in value is recognized in other comprehensive income, through equity.

Deferred tax assets are recorded on the consolidated balance sheet at their net realizable value. The Company performs an assessment each reporting period to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of operations.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity of three months or less and federal funds sold.

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The unrealized losses for both the held-to-maturity and available-for-sale securities were evaluated to determine if credit loss existed. If a credit loss is determined, other than temporary charge is recorded within the statement of operations.  The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

In April 2009, the Financial Accounting Standards Board (FASB) updated the guidance related to the recognition and presentation of other-than-temporary impairments which modifies the recognition of other-than-temporary impairment (“impairment”) for debt securities. This new guidance is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Under this new guidance, an impairment on a debt security is deemed to be other-than-temporarily impaired if it meets the following conditions: 1) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or 2) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in earnings equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in earnings, and the remaining impairment, which is recorded in other comprehensive income (“OCI”). Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.

The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates. The Company recognized an other-than-temporary impairment charge of $2.2 million representing the amortized cost of a single trust preferred security in its held-to-maturity portfolio. The amount of this credit impairment was calculated by estimating the discounted cash flows for that security. The Company reevaluated the other-than-temporary impairment charge in 2008, based on the clarifying guidance issued in 2009, and determined the other-than-temporary impairment charge in 2008 was related to credit loss.

FASB ASC 815, Derivatives and Hedging, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company did not engage in hedging as of December 31, 2009 and 2008.

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

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

The Company accounts for impaired loans in accordance with FASB ASC topic 310, Receivables. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2009 and 2008, the Company had no loans available-for-sale.

FASB ASC 460, Guarantees, requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee.

5. Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

6. Internal Use Software

The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal use software, payroll and payroll related expenses for employees who are directly associated with and devote time to the internal use software project and interest costs incurred, if material, while developing internal use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2009 and 2008, the Company had capitalized total software costs of approximately $591,000 and $265,000, respectively. The Company recorded amortization expense of approximately $172,000, $18,000 and $133,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. At the adoption date, the Company applied this policy to all tax positions for which the statute of limitations remained open, but the adoption did not materially impact the Company’s consolidated balance sheet or statement of operations. Any interest and penalties related to uncertain tax positions are  recognized in income tax (benefit) expense in the consolidated statement of operations.

8. Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC topic 718, Compensation—Stock Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or estimated fair market value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. We recorded $459,000 and $4.6 million in other real estate owned at December 31, 2009 and 2008, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.

11. Earnings (loss) per Share

The Company calculates earnings per share under the FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share exclude dilution and are computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	Year ended December 31, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except for per share amount)
Basic earnings per share
Net income available to common shareholders	$342	18,794,590	$0.02
Effect of dilutive securities
Share based compensation awards
Common stock warrants	-	529,745	-
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$342	19,324,335	$0.02

Stock options for 1,322,864 shares of common stock at exercise prices of $10.00 to $25.43 per share were outstanding at December 31, 2009 but were not included in the dilutive shares because the exercise price was greater than the average market price.

For the year ended December 31, 2008, the Company had a loss of  $2.93 per share with weighted average shares of 14,563,182.  Convertible Series A preferred stock of 108,136 shares and stock options for 1,503,737 of common stock at exercise prices of $10.00 to $25.43 per share were outstanding but were not included in the computation of diluted loss per share because we had a net loss for the period.

	Year ended December 31, 2007
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except for per share amount)
Basic earnings per share
Net income available to common shareholders	$14,157	13,859,066	$1.02
Effect of dilutive securities
Options	-	537,003	(0.04)
Diluted earnings per share
Net income available to common stockholders
plus assumed conversions	$14,157	14,396,069	$0.98

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

12. Variable Interest Entities

As of December 31, 2009, the Company had two statutory business trusts, The Bancorp Capital Trust II and The Bancorp Capital Trust III (the Trusts) which qualify as variable interest entities under the ASC section 810, Consolidation. Accordingly, the Company is not considered the primary beneficiary and therefore the trusts are not consolidated in the Company’s financial statements. The trusts are accounted for under the equity method of accounting.

13. Other Comprehensive Income

Other comprehensive income (loss) consists of revenues, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

		December 31, 2009
		Before tax	Tax benefit	Net of
		amount	(expense)	tax amount
Unrealized losses on investment securities
	Unrealized gain arising during period	$2,024	$688	$1,336
	Less: Reclassification adjustments for gains realized in net income	1,106	384	722
	Reclassification adjustments for OTTI on HTM (1) realized in net loss	(140)	(49)	(91)
	Amortization of unrealized losses on HTM (1) securities previously held as AFS	53	19	34
	Other comprehensive income, net	$1,111	$372	$739

(1)	Reclassifications from other comprehensive income (loss) into net income (loss) are recorded over the life of the security or upon the determination of other-than-temporary impairment (OTTI).

		December 31, 2008
		Before tax	Tax benefit	Net of
		amount	(expense)	tax amount
Unrealized losses on investment securities
	Unrealized losses arising during period	$(8,635)	$3,022	$(5,613)
	Less: Reclassification adjustments for OTTI on AFS realized in
	net loss	(8,000)	2,800	(5,200)
	Reclassification adjustments for OTTI on HTM (1) realized in
	net loss	(2,869)	1,004	(1,865)
	Amortization of unrealized losses on HTM (1) securities previously held as AFS	98	(34)	64
	Other comprehensive income, net	$2,136	$(748)	$1,388

(1)
Unrealized losses on investment securities transferred from available-for-sale (AFS) to held-to-maturity (HTM) on July 1, 2008 are included in other comprehensive income. Reclassifications from other comprehensive income (loss) into net income (loss) are recorded over the life of the security or upon the determination of other-than-temporary impairment (OTTI).

	December 31, 2007
	Before tax	Tax benefit	Net of
	amount	(expense)	tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,484)	$538	$(946)
Less reclassification adjustment for gains realized in net losses	-	-	-
Other comprehensive loss, net	$(1,484)	$538	$(946)

14. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank. The amount of those reserves and cash balances at December 31, 2009 and 2008 were approximately $91.4 million and $24.0 million, respectively.

15. Other Identifiable Intangible Assets

The Company accounts for its customer list in accordance with FASB ASC 350, Intangibles—Goodwill and Other.   The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which  is being amortized over a 12 year period. Amortization expense is $1.0 million per year.

The gross carrying value and accumulated amortization related to the customer list intangible at December 31, 2009 and 2008 are presented below.

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Customer list intangible	$12,006	$2,001	$12,006	$1,001

16. Business Segments

FASB ASC 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company had one reportable segment in 2009, 2008 and 2007 which consisted of Community Banking.

17. Reclassifications

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation.

18. Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight different areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on the effective date and it had no impact on our financial statements. However, throughout these consolidated financial statements, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

Transfers of financial assets In February 2008, the FASB issued guidance on the accounting for transfers of financial assets and repurchase financing transactions. Under this guidance, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of, the initial transfer, is presumptively linked and are considered part of the same arrangement. This guidance was effective for new transactions entered into in fiscal years beginning after November 15, 2008. The adoption did not have a material impact on our financial position or results of operations.

Employers’ disclosures about postretirement benefit plan assets In December 2008, the FASB issued guidance which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. These new disclosures are applicable for the first fiscal year ending after December 15, 2009. The adoption did not have a material impact on our financial position or results of operations.

Interim disclosures about fair value of financial instruments In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. The Company adopted the disclosure requirements effective January 1, 2009. See Note Q, “Fair Value of Financial Instruments,” in these consolidated financial statements for the expanded disclosure.

The recognition and presentation of other-than-temporary impairment In April 2009, the FASB issued guidance which amends the recognition and presentation of other-than-temporary impairment of debt securities. Under this guidance, if the Company does not have the intention to sell and it is more-likely-than-not it will not be required to sell the debt security, the Company is required to segregate the difference between fair value and amortized cost into credit loss and market value changes with only the credit loss recognized in earnings and market value changes recorded to other comprehensive income. Where the Company’s intent is to sell the debt security or where it is more-likely-than-not that the Company will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The guidance also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that the investment is not other-than-temporarily impaired and is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted.

The Company recorded a $2.2 million impairment charge related with a held-to-maturity security. The amount of impairment related to credit was calculated by estimating the cash flows for each security, the performance of the security and the class of share owned by the company.  Based on that information, the other-than-temporary impairment charge in 2008 was determined to be related to credit loss.

Subsequent events In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has evaluated subsequent events and provided the appropriate disclosures on the subsequent events identified.

Transfers of Financial Assets In June 2009, which is codified in ASC 860, Transfers and Servicing, which requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This pronouncement is effective for first annual reporting period beginning after November 15, 2009. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R) In June 2009, which is codified in ASC 810, Consolidation, which  improves financial reporting by enterprises involved with variable interest entities and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, In January 2010, the FASB issued the Accounting Standards Updates No. 2010-06 amended ASC subtopic 820-10 and requires new disclosures about the transfer in and out of the levels 1 and 2 as well as a reconciliation about the activity in level 3 fair value to present separately information about purchases, sales, insurance, and settlements. In addition, it also amended the subtopic 820-10 to disclose the fair value for each class of assets and liabilities as well as disclosing about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which is effective for years beginning after December 15, 2010.  The Company has included the appropriate disclosures in “Note Q-Fair Value Measurements.”

19. Stored Value Processing Fees

The Company recognizes stored value processing fees in the periods in which they are earned by performance of the related services. These fees are transactional-based and include interchange fees and usage fees on the cards. The Company records this revenue, net of costs such as association fees and interchange costs.

Note C—Subsequent events

The Company evaluated its financial statements for subsequent events through the date of financial statement issuance. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as follows:

Acquisitions

On April 1, 2009, the Company entered into a Stock Purchase Agreement with American Home Mortgage Holdings, Inc. and its wholly-owned subsidiary, American Home Bank, a federal savings association (“AHB”) to acquire all of the outstanding shares of capital stock of AHB. Due to continuing delays in attempting to consummate this transaction, the stock purchase agreement has been terminated. The Company is currently pursuing the establishment of a de novo Federal Savings Bank to be located in southern New Jersey, contiguous with our Philadelphia/ Wilmington area market. The pursuit of establishing that institution replaces the pursuit of the AHB acquisition. The application for the Federal Savings Bank will entail all of the allowable activities of such institutions, which includes generating mortgage loans, various deposit accounts and other banking services.

Repurchase and retirement of preferred stock

On March 10, 2010, we repurchased 100% of the preferred stock issued under the United States Treasury Capital Purchase Program as further described in Note J, totaling $45.2 million. The Company will record a non-cash charge of $5.6 million for the unaccreted discount related to these preferred shares. In 2009, $3.7 million of annualized accretion and dividends related to this preferred stock were recognized.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,000	$-	$(241)	$26,759
Obligations of states and political subdivisions	29,344	1,809	-	31,153
Mortgage-backed securities	7,929	119	-	8,048
Other debt securities	21,005	326	(378)	20,953
Federal Home Loan and Atlantic Central Bankers Bank stock	6,565	-	-	6,565
	$91,843	$2,254	$(619)	$93,478

Held-to-maturity	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,468	$-	$(6,053)	$15,415
	$21,468	$-	$(6,053)	$15,415

Available-for-sale	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$59,982	$894	$-	$60,876
Mortgage-backed securities	15,102	380	(461)	15,021
Other debt securities	807	-	(96)	711
Federal Home Loan and Atlantic Central Bankers Bank stock	6,321	-	-	6,321
	$82,212	$1,274	$(557)	$82,929

Held-to-maturity	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$23,529	$-	$(5,121)	$18,408
	$23,529	$-	$(5,121)	$18,408

The amortized cost and fair value of the Company’s investment securities at December 31, 2009, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$-	$-	$-	$-
Due after one year through five years	17,005	16,962	-	-
Due after five years through ten years	4,000	3,991	3,332	2,820
Due after ten years	64,273	65,960	18,136	12,595
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	6,565	-	-
	$91,843	$93,478	$21,468	$15,415

At December 31, 2009 and 2008, investment securities with a book value of approximately $6.7 million and $30.9 million, respectively, were pledged to secure securities sold under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law.

The fair value of the Company’s investment portfolio is based on the market value provided by an independent market data provider and from the calculation of the present value of cash flows from securities. Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The FASB issued further clarifying guidance in 2009  related to the recognition of other–than-temporary impairment charges on debt securities. The Company recognized an other-than-temporary impairment charge of $2.2 million representing the amortized cost of a single trust preferred security in its held-to-maturity portfolio. The amount of this credit impairment, was calculated by estimating the discounted cash flows for that security. The Company reevaluated the other-than-temporary impairment charge in 2008, based on the clarifying guidance issued in 2009, and determined the other-than-temporary impairment charge in 2008 was related to credit loss.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2009 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$26,759	$(241)	$-	$-	$26,759	$(241)
Other debt securities	3	9,970	(29)	658	(349)	10,628	(378)
Total temporarily impaired
investment securities	4	$36,729	$(270)	$658	$(349)	$37,387	$(619)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)
Total temporarily impaired
investment securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2008 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Mortgage-backed securities	11	$-	$-	$1,079	$(461)	$1,079	$(461)
Other debt securities	1	-	-	711	(96)	711	(96)
Total temporarily impaired
investment securities	12	$-	$-	$1,790	$(557)	$1,790	$(557)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)
Total temporarily impaired
investment securities	8	$1,439	$(430)	$16,969	$(4,691)	$18,408	$(5,121)

Management has evaluated the securities in the above tables and has concluded that none of these securities have impairment that is other-than-temporary. Management evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. Management’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment, performed at the security level, shows that the credit quality of the individual bonds ranges from good to deteriorating. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note E—Loans

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Commercial	$402,232	$353,219
Commercial mortgage	569,434	488,986
Construction	207,184	305,889
Total commercial loans	1,178,850	1,148,094
Direct financing leases, net	78,802	85,092
Residential mortgage	85,759	57,636
Consumer loans and others	178,608	157,446
	1,522,019	1,448,268
Deferred loan costs	1,703	1,081
Total loans, net of deferred loan costs	$1,523,722	$1,449,349

Supplemental loan data:
Construction 1-4 family	$100,088	$163,718
Construction commercial, acquisition and development	107,096	142,171
	$207,184	$305,889

The Company has identified twenty-six loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $18.7 million at December 31, 2009, of which $11.7 million had a specific valuation allowance of $3.2 million and  $7.0 million of which did not have a valuation allowance. The average amount of impaired loans was $13.2 million for the year ended December 31, 2009. The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $776,000 if interest on impaired loans had been accrued. The balance of the Company’s impaired loans was $8.7 million, at December 31, 2008, with a specific valuation allowance of $3.1 million. The average amount of impaired loans was $7.6 million for the year ended December 31, 2008. Interest income would have increased by $109,000 in 2008 if interest on impaired loans had been accrued. The balance of the Company’s impaired loans was $1.2 million at December 31, 2007, with a specific valuation allowance of $175,000. The average amount of impaired loans was $1.7 million in 2007. Interest income would have increased by $110,000 in 2007 if interest on impaired loans had been accrued. The Company did not have any impaired loans as of December 31, 2006. The Company recognized interest income of $465,000 on impaired loans in 2009 and did not recognize interest income on impaired loans in 2008 or 2007.

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
	(in thousands)

Non-accrual loans	$12,270	$8,729
Loans past due 90 days or more	$12,994	$4,055

Changes in the allowance for loan and lease losses are as follows (in thousands):

	December 31,
	2009	2008	2007

Balances at the beginning of the year	$17,361	$10,233	$8,400
Charge-offs	(11,364)	(5,533)	(3,672)
Recoveries	126	161	105
Provision charged to operations	13,000	12,500	5,400
Balances at end of year	$19,123	$17,361	$10,233

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2009	2008
Furniture, fixtures, and equipment	3 to 12 years	$19,191	$17,431
Leasehold improvements	6 to 10 years	4,483	4,225
		23,674	21,656
Accumulated depreciation		(15,732)	(13,377)
		$7,942	$8,279

Note G—Deposits

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows (in thousands):

2010	$137,185
2011	4,942
2016	693
$142,820

Note H—Debt

1.	Short-term borrowings

The Bank maintains $73.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. At December 31, 2009, the Company did not borrow any funds under these lines of credit. There was $1.0 million outstanding under a line of the credit at December 31, 2008. The Company had approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of up to $529.4 million at December 31, 2009. Borrowings under this arrangement have a variable interest rate. As of December 31, 2009, there was $100.0 million of outstanding borrowings from the Federal Home Loan Bank at a rate of 0.65%. The details of these categories are presented below:

	As of or for the year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Short-term borrowings and federal funds
purchased
Balance at year-end	$100,000	$61,000	$90,000
Average during the year	44,895	123,558	86,049
Maximum month-end balance	105,000	203,250	230,000
Weighted average rate during the year	0.73%	2.58%	5.14%
Rate at December 31	0.65%	0.67%	3.84%

2.	Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Balance at year-end	$2,588	$9,419	$3,846
Average during the year	2,175	2,568	3,006
Maximum month-end balance	3,847	9,419	6,798
Weighted average rate during the year	1.18%	1.99%	1.73%
Rate at December 31	1.02%	1.57%	2.07%

3.	Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2009, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

•
The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each distribution date at an annual rate equal to 3-month LIBOR plus 3.25%.

•
The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%, except for the first interest period thereafter ended on March 15, 2008, where interest was at an annual rate of 8.33%.

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill, less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. In addition, the requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified. The Company has evaluated the effects of the rule and concluded that the rule did not have an impact on its capital ratios.

Note I—Shareholders’ Equity

The Company completed a common stock offering in August 2009 and issued 11.5 million shares of its common stock at a price of $5.75 per share resulting in proceeds of approximately $62.1 million, net of $4.0 million in costs.

Note J—Preferred Stock

The Company paid the 6% annual dividend on its Series A Preferred Stock for 2009, 2008 and 2007 in the form of quarterly cash dividends which amounted to $32,000, $65,000 and $68,000, respectively. Additionally, all 108,136 outstanding shares of Series A preferred stock, which had a liquidation value of $1.1 million, were converted into 117,372 shares of its common stock in the third quarter of 2009.

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

On December 12, 2008, the Company also issued a warrant to purchase 1,960,405 shares of the Company’s common stock (par value $1.00 per share) to the Treasury Department. The warrant has a 10-year term and is immediately exercisable at an exercise price, subject to antidilution adjustments, of $3.46 per share. Pursuant to standard terms of the Securities Purchase Agreement with the Treasury Department for the CPP, as a result of raising “qualifying capital” of at least $45.2 million prior to December 31, 2009, the number of shares issuable under the warrant delivered to the Treasury Department as part of the CPP were reduced by 50%. As a result, the number of shares exercisable under the warrant was reduced from 1,960,405 shares to 980,203 shares.

The proceeds from the Treasury Department are allocated to the Series B Preferred Stock and the warrant based on their relative fair value. The fair value of the Series B Preferred Stock was determined through a discounted future cash flow model. A Black-Scholes pricing model was used to calculate the fair value of the warrant. The Black-Scholes model includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate. The table below outlines the assumptions used to calculate our discount:

Risk-free interest rate	2.60%
Expected dividend yield	0.00%
Expected volatility	66.82%
Expected life	10.00 years

The Company finalized the valuation during the six months ended June 30, 2009 and calculated a discount on the preferred stock in the amount of approximately $7.3 million which is being amortized over a 5 year period. The effective yield on the amortization of the Series B Preferred Stock is approximately 8.24%. The final valuation of the warrant resulted in an additional $1.1 million being allocated to additional paid-in capital from preferred stock.

In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income (loss). In 2009,  the Company paid $2.3 million in dividends on its Series B preferred stock and also recognized accretion of $1.5 million on the Series B preferred stock.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $493,000, $489,000 and $274,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $503,000, $453,000 and $407,000 for this plan for the years ended December 31, 2009, 2008, and 2007 respectively.

Note L—Income Taxes

The components of the income taxes (benefit) included in the statements of operations are as follows:

	For the years ended
	December 31,
	2009	2008	2007
	(in thousands)
Current tax provision (benefit)
Federal	$552	$(1,323)	$7,786
State	457	(45)	1,381
	1,009	(1,368)	9,167
Deferred tax provision (benefit)	1,239	(19,524)	171
	$2,248	$(20,892)	$9,338

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 34%, 34% and 35% for 2009, 2008 and 2007, respectively, are as follows:

	For the years ended
	December 31,
	2009	2008	2007
	(in thousands)

Computed tax expense at statutory rate	$2,159	$(21,512)	$8,284
State taxes	354	(548)	878
Tax exempt interest income	(458)	-	-
Impairment of non-taxable goodwill	-	1,343	-
Other	193	(175)	176
	$2,248	$(20,892)	$9,338

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	For the years ended
	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$5,804	$5,205
Deferred compensation	698	527
State taxes	791	868
Fair value of loans and leases from acquisition	-	2
Nonqualified stock options	2	2
Stock appreciation rights	46	21
Net operating loss carry forwards	127	244
Depreciation	-	340
Tax deductible goodwill	14,174	15,193
Unrealized losses on investment securities available-for-sale	-	445
Total deferred tax assets	$21,642	$22,847
Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	73	-
Depreciation	491	-
Other	203	-
Total deferred tax liabilities	767	-
Net deferred tax asset included in other assets	$20,875	$22,847

As a result of the Company adoption of the accounting  for  uncertain tax provisions in 2007, income taxes payable increased by approximately $47,000 which included penalties and interest of approximately $2,000. The Company recognized this as an adjustment to retained earnings in the first quarter of 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2009	2008	,2007
	(in thousands)
Beginning balance, January 1,	$47	$47	$47
Increases in tax provisions for prior years	-	-	-
Decreases in tax provisions for prior years	-	-	-
Gross unrecognized tax benefits at December 31,	$47	$47	$47

The Company files federal and state returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

Note M—Stock-Based Compensation

In June 2005, the Company adopted an omnibus equity compensation plan (the 2005 plan). Employees and directors of the Company and the Bank are eligible to participate in the 2005 plan. An aggregate of 1,000,000 shares of common stock were reserved. Options guaranteed under the 2005 plan expire on the tenth anniversary of their grant.

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

In October 1999, the Company adopted a stock option plan (the 1999 Plan). Employees and directors of the Company and the Bank were eligible to participate in the 1999 Plan. An aggregate of 1,000,000 shares of common stock were reserved under the 1999 Plan, with no more than 75,000 shares being issuable to non-employee directors. Options vest over four years and expire on the tenth anniversary of the grant.

A summary of the status of the Company’s stock option plans is presented below.

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands except per share data)

Outstanding at January 1, 2009	1,503,737	$12.12
Granted	-	-
Exercised	-	-
Cancelled/forfeited	29,373	13.13
Expired	151,500	10.00
Outstanding at December 31, 2009	1,322,864	$12.34	3.98	$-
Exercisable at December 31, 2009	1,312,864		3.95	$-

A summary of the Company’s stock appreciation rights is presented below:

Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Price	Term

Outstanding at beginning of the year	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of period	60,000	$11.41	2.25

A summary of the status of the Company’s non-vested shares under the plans as of December 31, 2009, and changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-Vested Options
Non-vested at January 1, 2009	12,000	$8.93
Granted	-	-
Vested	2,000	9.36
Forfeited	-
Non-vested at December 31, 2009	10,000	$8.85

The Company did not grant any stock options in 2009 and 2008.  The Company issued 96,671 common shares in connection with stock options exercised for the year ended December 31, 2007. For the year ended December 31, 2008, the Company granted 60,000 stock appreciation rights that have vesting periods of four years.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $6.05. The fair value of the stock appreciation rights per share was $4.90 for the year ended December 31, 2008. There were no options exercised in 2009 and 2008. The total intrinsic value of options exercised during 2007 was $986,000. Intrinsic value is measured using the fair market value price of the Company’s common stock on the date of exercise less the applicable exercise price.

As of December 31, 2009, there was a total of $164,500 of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1.25 years.

For the years ended December 31, 2009, 2008 and 2007, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	December 31,
	2009	2008	2007
Risk-free interest rate	-	2.65%	4.56%
Expected dividend yield	-	-	-
Expected volatility	-	42.79%	29.46%
Expected lives (years)	-	5.5	5.4

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Compensation—Stock Compensation,  stock based compensation expense for the year ended December 31, 2009 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Financial Trust (RAIT) commencing in October 2000. The agreement was amended in June 2008. The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. The former Chief Executive Officer of RAIT, who is also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. Under the technical support agreement, RAIT paid the Company $45,000 for the year ended December 31, 2008 and $78,000 for the year ended December 31, 2007. In 2008, the technical support agreement terminated. RAIT paid the Company approximately $306,700, $412,000 and $454,000 for rent for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company subleased office space to Cohen & Company, Inc. and provided technical support and telephone service to Cohen & Company commencing in July 2002. While the agreements were terminated in June 2006, the agreement continued on a month to month basis through June 2007. Cohen & Company paid the Company approximately $37,000 in rent for 2007. Cohen & Company paid $27,000 for the year ended December 31, 2007 for technical support and telephone system support services. The Chairman of the Company, who is also a director and Chairman of the Executive Committee of the Bank, is Chairman, Chief Executive Officer and Chief Investment Officer of Cohen & Company.

The Bank maintains deposits for various affiliated companies totaling approximately $10.4 million and $24.9 million as of December 31, 2009 and 2008, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2009, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2009, loans to these related parties amounted to $7.4 million. During the year ended December 31, 2009, the Bank made new loans to related parties of $117,000 and received repayments of $1.5 million.

The Bank participated in two loans in 2008 that were originated by RAIT, one of which was paid off in 2008. The outstanding  participation was $21.6 million at December 31, 2009. The Bank has a senior position on the loan.

The Company paid rent and property tax to the prior owner of Mears Motor Livery, currently a vice president of the Bank, for space in Florida of $83,000, $95,000 and $79,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its executive offices for a term expiring in 2014. The Company also has leases for other offices in Pennsylvania, Maryland and Florida that expire through 2012. The Company also leases space in South Dakota for its Payment Solutions division (formerly Stored Value Solutions).  The lease on this space expires on November 30, 2014.  These leases require the Company to pay the real estate taxes and insurance on the leased properties. The approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,

2010	$2,047
2011	2,051
2012	2,074
2013	1,965
2014	1,286
Thereafter	3,041
$12,464

The Company has provided a letter of credit as security for its payment of rent and other fees under one of the leases that totaled $65,106 at December 31, 2009. This letter of credit reduces annually based upon rental payments made.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2,211,500, $1,659,000 and $970,000,  net of rental charged to RAIT and Cohen & Company of approximately $324,5000, $412,000 and $491,000, respectively.

2. Legal Proceedings

Various actions and proceedings are currently pending to which The Bancorp, Inc. or one or more of its subsidiary is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have material impact on the Company’s financial position or results of operations.

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

The approximate contract amounts and maturity term for 2009 of the Company’s credit commitments are as follows:

	December 31,
	2009	2008
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$301,840	$299,389
Standby letters of credit	14,369	17,672
	$316,209	$317,061

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2009. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows: $10.2 million in 2010, $1.9 million in 2011 and the remaining $2.3 million in 2012.

Note Q—Fair Value of Financial Instruments

The FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under the FASB ASC 820, Fair Value Measurements and Disclosures, and explained below.

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

For cash and cash equivalents, including cash and due from banks, the Federal Reserve and federal funds sold, the recorded book values of $354.4 million and $179.5 million as of December 31, 2009 and 2008, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at December 31, 2009 and 2008 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e. interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at December 31, 2009, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Cash and cash equivalents	$354,459	$354,459	$179,506	$179,506
Investment securities available-for-sale	93,478	93,478	82,929	82,929
Investment securities held-to-maturity	21,468	15,415	23,529	18,408
Loans receivable, net	1,523,722	1,499,199	1,449,349	1,441,195
Certificates of deposit	142,820	142,818	380,847	381,395
Subordinated debentures	13,401	9,152	13,401	9,364
Securities sold under agreements to repurchase	2,588	2,588	9,419	9,419
Short term borrowings	100,000	100,000	61,000	61,000

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

In addition, FASB ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assets measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Investment		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency securities	$26,759	-	$26,759	-
Obligations of states and political subdivisions	31,153	-	31,153	-
Mortgage-backed securities	8,048	-	8,048	-
Other debt securities	20,953	-	20,296	657
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	-	-	6,565
	$93,478	$-	$86,256	$7,222

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Available-for -sale
securities

Beginning Balance	$7,032
Included in other comprehensive income (loss)	(252)
Purchases, issuances, and settlements	442
Transfers in —	-
Ending Balance	$7,222

The amount of total gains or losses for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended December 31, 2009 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,483	-	-	$15,483
Other real estate owned	$459	-	$459	-

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $18.7 million through the establishment of specific reserves of $3.2 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

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

As of December 31, 2009, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

					To be well
					capitalized under
			For Capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
AS OF DECEMBER 31, 2009
Total Capital
(to risk-weighted assets)
Company	$259,658	17.06%	$121,730	>=8.00	N/A	N/A
Bank	185,629	12.22%	121,504	8.00	151,880	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	240,636	15.81%	60,865	>=4.00	N/A	N/A
Bank	166,642	10.97%	60,752	4.00	91,128	>= 6.00%

Tier I capital
(to average assets)
Company	240,636	12.68%	75,903	>=4.00	N/A	N/A
Bank	166,642	8.78%	75,903	4.00	94,878	>= 5.00%

AS OF DECEMBER 31, 2008
Total Capital
(to risk-weighted assets)
Company	$194,066	12.87%	$120,590	>=8.00	N/A	N/A
Bank	179,169	11.91%	120,368	8.00	150,460	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	176,705	11.72%	60,295	>=4.00	N/A	N/A
Bank	161,808	10.75%	60,184	4.00	90,276	>= 6.00%

Tier I capital
(to average assets)
Company	176,705	10.10%	69,961	>=4.00	N/A	N/A
Bank	161,808	9.24%	70,059	4.00	87,574	>= 5.00%

Note S—Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2009	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$19,417	$20,068	$20,024	$20,480
Net interest income	14,916	15,969	15,975	16,849
Provision for loan and lease losses	3,000	2,500	3,500	4,000
Non-interest income	3,328	3,803	3,113	1,575
Non-interest expense	13,253	15,533	13,018	14,374
Income tax expense	781	632	818	17
Net income	1,210	1,107	1,752	33
Net income (loss) available to common shareholders	363	125	786	(932)
Net income (loss) per share - basic	0.03	0.01	0.04	(0.04)
Net income (loss) per share - diluted	0.03	0.01	0.04	(0.04)

	Three months ended
2008	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$25,243	$23,508	$23,895	$22,416
Net interest income	12,896	12,921	13,497	14,905
Provision for loan and lease losses	1,350	3,350	4,100	3,700
Non-interest income (loss)	3,476	(5,251)	2,672	(8,500)
Non-interest expense	10,362	11,210	11,674	64,142
Income tax expense (benefit)	1,833	(2,619)	136	(20,242)
Net income (loss)	2,827	(4,271)	259	(41,195)
Net income available to common shareholders	2,789	(4,256)	241	(41,397)
Net income (loss) per share - basic	0.19	(0.29)	0.02	(2.84)
Net income (loss) per share - diluted	0.19	(0.29)	0.02	(2.84)

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheet

	December 31,
	2009	2008
	(in thousands)
Assets
Cash and due from banks	$71,928	$14,255
Investment in bank subsidiaries	184,209	178,506
Other assets	2,792	2,220
Total assets	$258,929	$194,981

Liabilities and stockholders' equity
Other liabilities	$325	$177
Trust preferred	13,401	13,401
Notes payable	-	1,000
Shareholders' equity	245,203	180,403
Total Liabilities and shareholders' equity	$258,929	$194,981

Condensed Statement of Operations
	December 31,
	2009	2008	2007
	(in thousands)
Income
Other income	$266	$159	$144
Total Income	266	159	144

Expense
Interest on subordinated debentures	883	954	84
Interest on notes payable	15	747	-
Non-interest expense	622	261	475
Total Expense	1,520	1,962	559
Equity in undistributed income (loss) of subsidiary	4,963	(41,156)	14,726
Net income (loss) before tax benefit	3,709	(42,959)	14,311
Income tax (benefit)	(393)	(579)	(29)
Net Income (loss)	4,102	(42,380)	14,340
Less preferred dividends and accretion	(3,760)	(243)	(68)
Income allocated to Series A preferred shareholders	-	-	(115)
Net income (loss) available to common shareholders	$342	$(42,623)	$14,157

Condensed Statements of Cash Flows

	December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income (loss)	$4,102	$(42,380)	$14,340
Increase in other assets	(572)	(799)	(1,060)
Increase in other liabilities	300	277	389
Equity in undistributed (income) loss of subsidiary	(4,963)	41,156	(14,726)
Net cash used in operating activities	(1,133)	(1,746)	(1,057)

Investing activities
Contribution to subsidiary	-	(33,500)	(21,000)
Net cash used in investing activities	-	(33,500)	(21,000)

Financing activities
Dividends on preferred stock	(2,293)	(184)	(68)
Proceeds from the issuance of trust preferred securities	-	-	13,401
Proceeds (repayment) from short term borrowings	(1,000)	1,000	-
Proceeds from the issuance of Series B preferred stock	-	45,220	-
Proceeds from the issuance of common stock, net of costs	62,099	-	-
Proceeds from the exercise of common stock options	-	-	1,284
Excess tax benefit from share based payment arrangements	-	-	267
Net cash provided by financing activities	58,806	46,036	14,884
Net (decrease) increase in cash and cash equivalents	57,673	10,790	(7,173)
Cash and cash equivalents, beginning of year	14,255	3,465	10,638
Cash and cash equivalents, end of year	$71,928	$14,255	$3,465

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

 Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

 Our independent registered public accounting firm has issued a report on our internal control over financial reporting.  This report appears in section iii, below.

(iii) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited The Bancorp, Inc. (a Delaware corporation) and its subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Bancorp, Inc. and its subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board  (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2010

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2010 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2010 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2010 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2010Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2010 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B(2)
4.1	Specimen stock certificate(1)

4.2	Specimen Series B Preferred stock certificate(2)

4.3	Warrant for Purchase of Shares of Common Stock(2)

4.4	Letter Agreement, dated December 12, 2008, between the registrant and the United States Treasury Department, which includes the Securities Purchase Agreement attached thereto(2)
10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust(1)

12.1	Ratio of earnings to fixed charges
21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our current report on Form 8-K filed December 16, 2008, and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.

(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 16, 2010	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen BETSY Z. COHEN	Chief Executive Officer and Director (Principal executive officer)	March 16, 2010

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 16, 2010

/s/ Daniel G. Cohen DANIEL G. COHEN	Director	March 16, 2010

/s/ Walter T. Beach WALTER T. BEACH	Director	March 16, 2010

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	March 16, 2010

/s/ Matthew Cohn MATTHEW COHN	Director	March 16, 2010

/s/ Leon A. Huff LEON A. HUFF	Director	March 16, 2010

/s/ William H. Lamb WILLIAM H. LAMB	Director	March 16, 2010

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	March 16, 2010

/s/ Linda Schaeffer LINDA SCHAEFFER	Director	March 16, 2010

/s/ Joan Specter JOAN SPECTER	Director	March 16, 2010

/s/ Paul Frenkiel PAUL FRENKIEL	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 16, 2010