Form 10-Q
period 2010-03-31
Bancorp, Inc.
filed 2010-05-07
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 2010

OR

     [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]   No [ ]

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

(Check one):
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 5, 2010 there were 26,181,291 outstanding shares of Common Stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$106,316	$135,246
Interest bearing deposits	232,117	219,213
Total cash and cash equivalents	338,433	354,459

Investment securities, available-for-sale, at fair value	156,191	93,478
Investment securities, held-to-maturity (fair value $15,437 and $15,415, respectively)	21,488	21,468
Loans, net of deferred loan costs	1,527,691	1,523,722
Allowance for loan and lease losses	(20,357)	(19,123)
Loans, net	1,507,334	1,504,599
Premises and equipment, net	8,140	7,942
Accrued interest receivable	7,589	7,722
Intangible assets, net	9,755	10,005
Other real estate owned	648	459
Deferred tax asset, net	20,872	20,875
Other assets	22,063	22,527
Total assets	$2,092,513	$2,043,534

LIABILITIES
Deposits
Demand (non-interest bearing)	$973,116	$506,641
Savings, money market and interest checking	875,511	1,005,048
Time deposits	1,317	125,255
Time deposits, $100,000 and over	12,339	17,565
Total deposits	1,862,283	1,654,509

Securities sold under agreements to repurchase	8,245	2,588
Short-term borrowings	-	100,000
Accrued interest payable	136	362
Subordinated debenture	13,401	13,401
Other liabilities	6,401	27,471
Total liabilities	1,890,466	1,798,331

SHAREHOLDERS' EQUITY
Preferred stock - Series B, $1,000 liquidation value, 0 and 45,220 shares issued and	-	39,411
outstanding at March 31, 2010 and December 31, 2009, respectively
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,291
shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	26,181	26,181
Additional paid-in capital	196,898	196,875
Accumulated deficit	(21,231)	(17,175)
Accumulated other comprehensive income (loss)	199	(89)
Total shareholders' equity	202,047	245,203

Total liabilities and shareholders' equity	$2,092,513	$2,043,534

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$17,972	$18,244
Interest on investment securities:
Taxable interest	1,308	1,077
Tax-exempt interest	390	-
Federal funds sold	-	93
Interest bearing deposits	351	3
	20,021	19,417
Interest expense
Deposits	3,514	4,214
Securities sold under agreements to repurchase	7	11
Short-term borrowings	5	49
Subordinated debt	215	227
	3,741	4,501
Net interest income	16,280	14,916
Provision for loan and lease losses	4,148	3,000
Net interest income after provision for loan and lease losses	12,132	11,916

Non-interest income
Service fees on deposit accounts	381	277
Merchant credit card deposit fees	486	358
Stored value income	2,815	2,359
Gain on sales of investment securities	750	-
Leasing income	664	61
Debit card income	170	118
Other	228	83
Total non-interest income	5,494	3,256

Non-interest expense
Salaries and employee benefits	6,372	6,194
Depreciation and amortization	647	694
Rent and related occupancy cost	623	653
Data processing expense	1,613	1,577
Printing and supplies	414	289
Audit expense	291	300
Legal expense	354	233
Amortization of intangible assets	250	250
FDIC Insurance	756	294
Software, maintenance and equipment	333	187
Other	2,554	2,510
Total non-interest expense	14,207	13,181
Net income before income tax	3,419	1,991
Income tax provision	1,233	781
Net income	2,186	1,210
Less preferred stock dividends and accretion	(6,242)	(847)
Net income (loss) available to common shareholders	$(4,056)	$363
Net income (loss) per share - basic	$(0.15)	$0.03
Net income (loss) per share - diluted	$(0.15)	$0.03

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2010
(in thousands except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Preferred	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	stock	capital	deficit	gain/(loss)	income	Total

Balance at December 31, 2009	26,181,291	$26,181	$39,411	$196,875	$(17,175)	$(89)	-	$245,203
Net income					2,186		$2,186	2,186
Series B Preferred stock repayment to US Treasury			(45,220)					(45,220)
Cash dividends on preferred stock					(433)			(433)
Accretion of series B preferred shares			5,809		(5,809)			-
Stock-based compensation				23				23
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	288	288	288
							$2,474
Balance at March 31, 2010	26,181,291	$26,181	$-	$196,898	$(21,231)	$199		$202,047

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the three months ended
	March 31,
	2010	2009
Operating activities
Net income	$2,186	$1,210
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	972	966
Provision for loan and lease losses	4,148	3,000
Net amortization of investment securities discounts/premiums	12	4
Stock-based compensation expense	23	27
Mortgage loans originated for sale	-	(1,787)
Sale of mortgage loans originated for resale	-	1,381
Gain on sale of mortgage loans originated for resale	-	(5)
Deferred income tax expense (benefit)	(3)	(53)
(Gain) loss on sales of fixed assets	16	-
Decrease in accrued interest receivable	133	661
Decrease in interest payable	(226)	(2,061)
Decrease in other assets	57	6,406
Increase (decrease) in other liabilities	(21,070)	270
Net cash (used in) provided by operating activities	(13,752)	10,019

Investing activities
Purchase of investment securities available-for-sale	(99,493)	(43,926)
Proceeds from redemptions and repayment on securities available-for-sale	26,747	41,223
Proceeds from sales of investment securities available-for-sale	10,438	-
Net increase in loans	(6,883)	(23,176)
Purchases of premises and equipment	(861)	(911)
Net cash used in investing activities	(70,052)	(26,790)

Financing activities
Net increase (decrease) in deposits	207,774	(43,439)
Net increase (decrease) in securities sold under agreements to repurchase	5,657	(6,055)
(Repayment) proceeds from short-term borrowings	(100,000)	25,000
Repayment of preferred stock	(45,220)	-
Dividends paid on Series A and B preferred stock	(433)	(412)
Net cash provided by financing activities	67,778	(24,906)

Net decrease in cash and cash equivalents	(16,026)	(41,677)

Cash and cash equivalents, beginning of year	354,459	179,506

Cash and cash equivalents, end of year	$338,433	$137,829

Supplemental disclosure:
Interest paid	$3,967	$6,562
Taxes paid	$26	$29
Transfers of loans to other real estate owned	$189	$-

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the FASB Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in net earnings and related per share amounts for the quarters ended March 31, 2010 and 2009. At March 31, 2010, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock option and stock appreciation right is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable, as possible to the expected term. The Company did not grant any share-based compensation in first quarter 2010 or 2009.

As of March 31, 2010, there was $141,657 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a period of 2 years. There were no stock options exercised for the three month periods ending March 31, 2010 and 2009. Related compensation expense for the three months ended March 31, 2010 and 2009 was $23,030 and $27,043 respectively. The following tables are a summary of activity in the plans as of March 31, 2010 and changes during the period then ended:

For the three months ended March 31, 2010

Stock options:			Weighted-
average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(Years)	value
(dollars in thousands except per share data)

Outstanding at January 1, 2010	1,322,864	$12.34
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/forfeited	-	-	-	-
Outstanding at March 31, 2010	1,322,864	12.34	3.73	$-
Exercisable at March 31, 2010	1,322,864		3.73	$-

Stock appreciation rights:			Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(Years)

Outstanding at beginning of the year	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of period	60,000	$11.41	2.0

Note 4. Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents.  The Company’s only outstanding common share equivalents are stock appreciation rights and options to purchase its common stock.

The following table shows the Company’s earnings (loss) per share for the periods presented:

	For the three months ended March 31, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net income available to common shareholders	$(4,056)	26,181,291	$(0.15)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(4,056)	26,181,291	$(0.15)

Stock options for 1,322,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding at March 31, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

	For the three months ended
	March 31, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$363	14,563,919	$0.03
Effect of dilutive securities
Stock options	-	-	-
Diluted earnings per share
Net income available to common shareholders	$363	14,563,919	$0.03

Stock options for 3,464,142 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding at March 31, 2009 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

Available-for-sale	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$78,618	$351	$(101)	$78,868
Tax-exempt obligations of states and political subdivisions	26,147	1,083	(31)	27,199
Taxable obligations of states and political subdivisions	1,925	1	(5)	1,921
Mortgage-backed securities	14,904	167	(43)	15,028
Other debt securities	25,987	968	(345)	26,610
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$154,146	$2,570	$(525)	$156,191

Held-to-maturity	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,488	$-	$(6,051)	$15,437
	$21,488	$-	$(6,051)	$15,437

Available-for-sale	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,000	$-	$(241)	$26,759
Tax-exempt obligations of states and political subdivisions	29,344	1,809	-	31,153
Mortgage-backed securities	7,929	119	-	8,048
Other debt securities	21,005	326	(378)	20,953
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$91,843	$2,254	$(619)	$93,478

Held-to-maturity	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,468	$-	$(6,053)	$15,415
	$21,468	$-	$(6,053)	$15,415

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The other debt securities included in the held-to-maturity classification on our balance sheet at March 31, 2010 consisted of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

The Company periodically reviews its investment portfolio for other-than-temporary impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. An impairment in a debt security is considered to be other-than-temporary (a) if a credit loss exists, which occurs when the present value of the cash flows expected to be collected is less than the amortized cost basis for the security or (b) if either of the following conditions is met: an entity that holds a security has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company believes that the decrease in values of the held-to-maturity securities is driven by interest rate and current economic conditions; however, the Company believes that the declines are temporary. The Company has the ability to continue to hold the securities to their maturity.

The amortized cost and fair value of the Company’s investment securities at March 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due after one year through five years	$22,987	$23,434	$-	$-
Due after five years through ten years	50,127	50,250	3,322	2,822
Due after ten years	74,467	75,942	18,166	12,615
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	6,565	-	-
	$154,146	$156,191	$21,488	$15,437

At March 31, 2010 and December 31, 2009, investment securities with a book value of approximately $10.3 million and $6.7 million, respectively, were pledged as sold under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. Gross gains on sales of securities in the first three months of 2010 amounted to $750,000. There were no gains or losses on securities in the first three months of 2009.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2010 (dollars in thousands):

March 31, 2010
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$11,899	$(101)	$-	$-	$11,899	$(101)
Tax-exempt obligations of states
and political subdivisions	3	$4,207	$(31)	$-	$-	$4,207	$(31)
Taxable obligations of states and
political subdivisions	1	$1,420	$(5)	$-	$-	$1,420	$(5)
Mortgage-backed securities	3	$7,385	$(43)			$7,385	$(43)
Other securities	1	$-	$-	$648	$(345)	$648	$(345)
Total temporarily impaired
investment securities	9	$24,911	$(180)	$648	$(345)	$25,559	$(525)

March 31, 2010
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	7	$-	$-	$15,437	$(6,051)	$15,437	$(6,051)
Total temporarily impaired
investment securities	7	$-	$-	$15,437	$(6,051)	$15,437	$(6,051)

December 31, 2009
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$26,759	$(241)	$-	$-	$26,759	$(241)
Other securities	3	9,970	(29)	658	(349)	10,628	(378)
Total temporarily impaired
investment securities	4	$36,729	$(270)	$658	$(349)	$37,387	$(619)

December 31, 2009
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)
Total temporarily impaired
investment securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)

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

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Commercial	$413,361	$402,232
Commercial mortgage *	557,713	569,434
Construction	206,275	207,184
Total commercial loans	1,177,349	1,178,850
Direct financing leases, net	81,904	78,802
Residential mortgage	89,005	85,759
Consumer loans and others	177,456	178,608
	1,525,714	1,522,019
Deferred loan costs	1,977	1,703
Total loans, net of deferred loan costs	$1,527,691	$1,523,722

Supplemental loan data :
Construction 1-4 family	$98,151	$100,088
Construction commercial, acquisition and development	108,124	107,096
	$206,275	$207,184

*At March 31, 2010, our owner occupied loans amounted to $105 million, or 18.9% of commercial mortgages.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of impaired loans was $17.9 million at March 31, 2010, of which $13.6 million had a specific valuation allowance of $4.7 million, and $4.3 million of which did not have a valuation allowance. The balance of impaired loans was $18.7 million at December 31, 2009, of which $11.7 million had a specific valuation allowance of $3.2 million, and $7.0 million of which did not have a valuation allowance.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  The Company did not recognize income on impaired loans in first quarter 2010.

The following table summarizes the Company’s non-accrual loans and loans 90 days past due still accruing (in thousands):
	March 31,	December 31,
	2010	2009

Non-accrual loans	$17,863	$12,270
Loans past due 90 days or more still accruing	4,071	12,994

Changes in the allowance for loan and lease losses are as follows (dollars in thousands):

	Three months ended		For the year ended
	March 31,		December 31,
	2010	2009	2009

Balances at the beginning of the year	$19,123	$17,361	$17,361
Charge-offs	(2,995)	(1,386)	(11,364)
Recoveries	81	2	126
Provision charged to operations	4,148	3,000	13,000
Balances at the end of the year	$20,357	$18,977	$19,123

Note 7. Transactions with Affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. RAIT was charged rent and other expenses of $72,000 and $83,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $11.8 million and $10.4 million as of March 31, 2010 and December 31, 2009, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2010, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At March 31, 2010, loans to these related parties amounted to $7.4 million.  During the period ended March 31, 2010, the Bank made new loans to related parties of $76,000 and received repayments of $74,000.

The Bank participated in one loan at March 31, 2010 that was originated by RAIT. The outstanding principal balance of the loan was $21.6 million at March 31, 2010.  The Bank has a senior position on the loan.

The Company paid rent to the prior owner of Mears Motor Livery, currently a vice president of the Bank, for space in Florida of $19,000 and $21,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 8. Fair Value Measurements

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

For cash and cash equivalents, including cash and due from banks, the Federal Reserve and federal funds sold, the recorded book values of $338.4 million and $354.4 million as of March 31, 2010 and December 31, 2009, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at March 31, 2010 and December 31, 2009 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at March 31, 2010, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Cash and cash equivalents	$338,433	$338,433	$354,459	$354,459
Investment securities available-for-sale	156,191	156,191	93,478	93,478
Investment securities held-to-maturity	21,488	15,437	21,468	15,415
Loans receivable, net	1,527,691	1,501,371	1,523,722	1,499,199
Demand deposits (non-interest bearing)	973,116	973,116	506,641	506,641
Savings, money market and interest checking	875,511	875,511	1,005,048	1,005,048
Certificates of deposit	13,656	13,939	142,820	142,818
Subordinated debentures and notes	13,401	9,150	13,401	9,152
Securities sold under agreements to repurchase	8,245	8,245	2,588	2,588
Short-term borrowings	-	-	100,000	100,000

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

In addition, FASB ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$78,868	$-	$78,868	$-
Obligations of states and political subdivisions	29,120	-	29,120	-
Mortgage-backed securities	15,028	-	15,028	-
Other debt securities	26,610	-	25,962	648
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$156,191	$-	$148,978	$7,213

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Available-for-sale
securities

Beginning Balance	$7,222
Included in other comprehensive income	4
Purchases, issuances, and settlements	(13)
Transfers in	-
Ending Balance	$7,213

The amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to
assets still held at the reporting date.	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended March 31, 2010 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,863	$-	$-	$17,863
Other real estate owned	648	-	648	-
	$18,511	$-	$648	$17,863

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $17.9 million through the establishment of specific reserves of $4.7 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9.  Preferred Stock

On March 10, 2010, the Company repaid 100% of the Series B preferred stock issued under the U.S. Treasury Capital Purchase Program (CPP) totaling $45.2 million. The Company recorded a non-cash charge of $5.8 million for the unaccreted discount related to these preferred shares.

On December 12, 2008, the Company issued a warrant to purchase 1,960,405 shares of the Company’s common stock (par value $1.00 per share) to the Treasury Department. The warrant was issued in connection with the Treasury’s investment in the Company’s preferred stock, which has been repaid.  The warrants have a 10-year term and are immediately exercisable at an exercise price, subject to antidilution adjustments, of $3.46 per share.  Pursuant to standard terms of the Securities Purchase Agreement with the Treasury Department for the CPP, as a result of raising “qualifying capital” of at least $45.2 million prior to December 31, 2009, the number of share issuable under the warrant delivered to the Treasury Department as part of CPP were reduced by 50%.  As a result, the number of shares exercisable under the warrant was reduced from 1,960,405 shares to 980,203 shares.

Note 10. Subsequent Events

The Company evaluated its March 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as follows:

On April 7, 2010, the Bank, as lender, entered into a Loan and Security Agreement with Resource Capital Corp., as borrower, Resource TRS, Inc., a wholly-owned subsidiary of Resource Capital Corp., as guarantor, and LEAF Financial Corporation as collateral servicer.  The loan, in the principal amount of $6.5 million with a fixed rate of 6.0% and a loan fee of 1.0%, matures in 30 months, is secured by small business equipment leases, and was made in the ordinary course of the Company’s business on the same terms as those prevailing for comparable transactions with other borrowers.  The President of Resource Capital Corp. is the brother of the Chairman of the Board and son of the Chief Executive Officer of the Company.  One director of Resource Capital Corp. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  One director of the Company also serves as a director of Resource Capital Corp., and an additional director of the Company serves as a director of the parent company of Resource Capital Corp., Resource America, Inc.  LEAF Financial Corporation is a subsidiary of Resource America. All of the directors with related interests in the loan did not vote or participate in any way in the loan approval.

Note 11. Reclassification

Certain reclassifications have been made to the 2009 financial statements to confirm to the 2010 presentation.

 Note 12. Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The adoption of this Statement did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties could cause actual results to differ materially. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We periodically review our investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment, or OTTI, condition.

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

Results of Operations

First quarter 2010 to first quarter 2009

Net Income:  Net income for the first quarter of 2010 was $2.2 million, compared to net income of $1.2 million for the first quarter of 2009. The increase reflected a $1.5 million increase in non-interest income (excluding one time securities gains), and a $1.4 million increase in net interest income which was partially offset by a $1.0 million increase on non-interest expense.  The increase in non-interest income resulted from higher volumes of prepaid, merchant acquiring, debit card and other transactions and related fees and higher leasing income.  Net interest income increased due to a lower cost of funds and higher investment income.  The loss available to common shareholders in 2010 resulted from a $5.8 million charge for the unamortized accretion for the imputed dividend cost in connection with our issuance of the preferred shares that were repaid in full during the quarter.  Diluted loss available to common shareholders per share was ($0.15) in first quarter 2010 compared to diluted earnings per share of $0.03 for first quarter 2009.  Return on average assets was 0.37% and return on average equity was 4.07% for the first quarter of 2010, as compared to 0.27% and 2.68%, respectively, for the first quarter of 2009.

Net Interest Income:  Our net interest income for first quarter 2010 increased to $16.3 million from $14.9 million in first quarter 2009.  While our average loans increased to $1.52 billion for first quarter 2010 from $1.46 billion for first quarter 2009, interest rates were lower. Accordingly, the increase in our net interest income reflected higher investment income as a result of purchases of investment securities and an increase in our interest bearing deposit income, partially offset by the lower loan interest rates.  The increase in net interest income also reflected a lower cost of funds.

Our net interest margin for first quarter 2010 decreased to 3.06% from 3.58% in first quarter of 2009, a decrease of 52 basis points (.52%).  The decrease in the net interest margin resulted from higher seasonal deposit balances deposited at the Federal Reserve Bank, at a 25 basis point (.25%) rate (See Average Daily Balances below).

For first quarter 2010, the average yield on interest-earning assets decreased to 3.76% compared to 4.66% for the first quarter of 2009, a decrease of 90 basis points (.90%).  While there was an increase in interest income, interest rates remained at historically low levels for the first quarter of 2010. The cost of interest-bearing deposits decreased to 1.19% for first quarter 2010 from 1.56% for first quarter 2009, a decrease of 37 basis points (.37%). Average interest-bearing deposits increased to $1.13 billion from $1.05 billion, an increase of $82.2 million or 7.8%.  Average non-interest bearing demand deposits increased $413.8 million for the first quarter of 2010 from the first quarter of 2009.The increases resulted from increases in all transaction deposit categories and significant seasonal increases (See Average Daily Balances below).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,518,631	$17,972	4.73%	$1,457,084	$18,244	5.01%
Investment securities-taxable	130,432	1,308	4.01%	109,761	1,077	3.93%
Investment securities-nontaxable*	30,855	587	7.60%	-	-	0.00%
Interest bearing deposits	472,388	351	0.30%	2,033	3	0.58%
Federal funds sold	-	-	-	98,215	93	0.38%
Net interest-earning assets	2,152,306	20,218	3.76%	1,667,093	19,417	4.66%

Allowance for loan and lease losses	(19,821)			(17,878)
Other assets	201,340			167,783
	$2,333,825			$1,816,998
Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$950,319	$138	0.06%	$536,532	$111	0.08%
Interest bearing deposits
Interest checking	539,757	1,744	1.29%	315,525	1,159	1.47%
Savings and money market	544,758	1,499	1.10%	520,538	1,419	1.09%
Time	50,270	133	1.05%	216,494	1,525	2.82%
Total interest bearing deposits	1,134,785	3,376	1.19%	1,052,557	4,103	1.56%
Total deposits	2,085,104	3,514	0.67%	1,589,089	4,214	1.06%

Short term borrowings	3,183	5	0.68%	24,400	49	0.80%
Repurchase agreements	4,774	7	0.59%	2,319	11	1.97%
Subordinated debt	13,401	215	6.42%	13,401	227	6.78%
Net interest bearing liabilities	1,156,143	3,741	1.29%	1,092,677	4,501	1.65%

Other liabilities	12,658			7,202
Total Liabilities	2,119,120			1,636,411

Shareholders' equity	214,705			180,587
	$2,333,825			$1,816,998
Net interest income on tax equivalent basis *		$16,477			$14,916

Tax equivalent adjustment		197			-

Net interest income		$16,280			$14,916

Net interest margin *			3.06%			3.58%
* Full taxable equivalent basis, using a 34% statutory tax rate
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees the Bank paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For first quarter 2010, average interest-earning assets increased to $2.15 billion, an increase of $485.2 million, or 29.1%, from first quarter of 2009. Particularly high seasonal activity in demand (non-interest bearing) accounts acquired through one affinity group, the largest in the Bank, and growth in various other affinity relationships resulted in the majority of the increase in average demand deposits.  Within the past four quarters, related demand deposits for that affinity group averaged approximately $245 million in the two lowest quarters. Although average deposits in the first quarter of 2010 were more than twice that amount, we considered average seasonal deposits exceeding $245 million to be “excess” and thus deposited them at the Federal Reserve Bank. As a result of this seasonal increase, average interest-earning assets also increased during the quarter, with a corresponding decrease in the net interest margin. While similar dynamics were present in first quarter 2009, lesser seasonality resulted in markedly less margin compression than in first quarter 2010. Higher seasonal deposits have previously occurred in the third and first quarters.  Accordingly, it is anticipated that average demand deposits in the second quarter 2010 will decrease as a result of such seasonality.  The Bank has significant sources of liquidity in excess of these amounts and we monitor liquidity daily.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $4.1 million for the first quarter of 2010 compared to $3.0 million for the first quarter of 2009. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing Loans” below.

Non-Interest Income. Non-interest income was $5.5 million in first quarter 2010 compared to $3.3 million in first quarter 2009, an increase of $2.2 million. That increase resulted from increases in transaction volume in stored value (prepaid cards), merchant acquiring (credit card deposits), debit cards and other categories, amounting to approximately $740,000.  Leasing income increased $603,000 reflecting improved resale market conditions for vehicles.  The increase also reflected a $750,000 gain on sales of investment securities.

Non-Interest Expense. Total non-interest expense was $14.2 million for first quarter 2010, compared to $13.2 million for first quarter 2009, an increase of $1.0 million or 7.8%. Salaries and employee benefits increased $178,000, or 2.9%, to $6.4 million for first quarter 2010 compared to $6.2 million for first quarter 2009.  The increase in salaries and employee benefits reflected merit increases of 0 - 2%.  Data processing expense increased $36,000, or 2.3%, to $1.6 million, primarily reflecting increases in volume.  Printing and supplies increased $125,000 to $414,000, or 43.2%, from 2009, primarily reflecting increases in volume.  Legal expense increased to $354,000 from $233,000, an increase of $121,000, or 52.0%, over the same period in 2009, for various matters. Federal Deposit Insurance Corporation (FDIC), insurance expense increased $462,000, or 157.1%, to $756,000 for first quarter 2010 from $294,000 in first quarter 2009 due to industry-wide premium increases and growth in deposits subject to assessment.  Software, maintenance and equipment expense increased $146,000, or 78.1%, from $187,000 in first quarter 2009 to $333,000 in first quarter 2010. This increase resulted from increased software & equipment maintenance costs related to various products.

Income Taxes.  Income tax expense was $1.2 million for first quarter 2010 compared to $781,000 in first quarter 2009.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first quarter 2010 was 36.1% as compared to 39.2% in first quarter 2009.  The lower tax rate reflected the impact of purchases of tax exempt obligations of states and political subdivisions.

Preferred Stock Dividend and Accretion. Our cash dividends on preferred stock and accretion increased to $6.2 million, of which the cash dividends were $433,000 and accretion was $5.8 million, in the first quarter of 2010, as a result of the Troubled Asset Relief Program (TARP) repayment, as compared to $847,000 in the first quarter of 2009. The increase is a result of the dividend and the accelerated accretion for the Series B preferred stock which we issued to the Treasury in December 2008 from our participation in the TARP Capital Purchase Program.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for operation primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities has been cash inflows from net increases in deposits, which were $207.8 million in the first three months of 2010. We have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements. As of March 31, 2010, we had no FHLB advances outstanding and $8.2 million in repurchase agreements.

Funding in first quarter 2010 reflected cash outflows for $62.3 million for net investment securities purchases, and a net increase in loans of $6.9 million. At March 31, 2010, we had outstanding commitments to fund loans, including unused lines of credit, of $318.3 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less goodwill. At March 31, 2010 the Bank was “well capitalized” under banking regulations.

The reduction in the capital ratios at March 31, 2010 when compared to December 31, 2009 reflects the repayment of the TARP of approximately $45.2 million of capital and deposit seasonality (See Average Daily Balances above in Results of Operations).  While the TARP repayment reduced our capital ratios, both the Company and the Bank remain well capitalized.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of March 31, 2010
The Company	8.64%	13.08%	14.33%
The Bancorp Bank	7.41%	11.23%	12.48%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2009
The Company	12.68%	15.81%	17.06%
The Bancorp Bank	8.78%	10.97%	12.22%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at March 31, 2010. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. Therefore, 50% of the core interest checking deposits and 25% of core savings and money market deposits are shown as maturing or repricing within the “1 – 90 days” column with the remainder shown in the “1 – 3 years” column with the balance 91-364 days. We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$758,895	$268,370	$275,748	$92,600	$132,078
Investments securities	-		11,580	11,854	154,245
Interest bearing deposits	232,117	-	-	-	-
Total interest earning assets	991,012	268,370	287,328	104,454	286,323

Interest bearing liabilities:
Interest checking	290,496	145,248	145,248	-	-
Savings and money market	73,630	147,260	73,630	-	-
Time deposits	3,889	6,916	2,158	-	693
Securities sold under agreements to repurchase	8,245	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	379,661	299,424	221,036	10,000	693
Gap	$611,352	$(31,054)	$66,292	$94,454	$285,630
Cumulative gap	$611,352	$580,298	$646,590	$741,044	$1,026,674
Gap to assets ratio	29%	-1%	3%	5%	14%
Cumulative gap to assets ratio	29%	28%	31%	35%	49%

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

Financial Condition

General. Our total assets at March 31, 2010 were $2.09 billion, of which our total loans were $1.53 billion. At December 31, 2009 our total assets were $2.04 billion, of which our total loans were $1.52 billion.

Interest  bearing deposits and federal funds sold.  At March 31, 2010, a total of $232.1 million of interest bearing deposits was comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment securities. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $177.7 million on March 31, 2010, an increase of $62.7 million or 54.6% from year-end 2009. The increase in investment securities was primarily a result of increased purchases of government agency and state and political subdivision securities.

The other securities included in the held-to-maturity classification on our balance sheet at March 31, 2010 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

Loans. Total loans increased to $1.53 billion at March 31, 2010 from $1.52 billion at December 31, 2009, an increase of $4 million.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2010	2009
Commercial	$413,361	$402,232
Commercial mortgage *	557,713	569,434
Construction	206,275	207,184
Total commercial loans	1,177,349	1,178,850
Direct financing leases, net	81,904	78,802
Residential mortgage	89,005	85,759
Consumer loans and others	177,456	178,608
	1,525,714	1,522,019
Deferred loan costs	1,977	1,703
Total loans, net of deferred loan costs	$1,527,691	$1,523,722

Supplemental loan data :
Construction 1-4 family	$98,151	$100,088
Construction commercial, acquisition and development	108,124	107,096
	$206,275	$207,184

*At March 31, 2010, our owner occupied loans amounted to $105 million, or 18.9% of commercial mortgages.

Allowance for loan and lease losses. We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to ensure that the provision for loan losses is in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of probable losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated cash flows exceed the current balance.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

	Three months ended		For the year Ended
	March 31,		December 31,
	2010	2009	2009
	(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$19,123	$17,361	$17,361

Loans charged-off:
Commercial	2,728	1,290	6,314
Construction	-	26	4,546
Lease financing	-	49	49
Residential mortgage	223	-	328
Consumer	44	21	127
Total	2,995	1,386	11,364

Recoveries:
Commercial	79	-	53
Construction	1	1	32
Lease financing	-	-	27
Residential mortgage	-	-	12
Consumer	1	1	2
Total	81	2	126
Net charge-offs	2,914	1,384	11,238
Provision charged to operations	4,148	3,000	13,000
Balance in allowance for loan and lease losses at end
of period	$20,357	$18,977	$19,123
Net charge-offs/average loans	0.19%	0.09%	0.76%

Net charge-offs.  Net charge-offs of $2.9 million for first quarter 2010 increased $1.5 million increase over net charge-offs for the same period of 2009. The increase was primarily the result of defaults of three commercial, four commercial real estate and two residential construction loans.

Non-performing loans and loans 90 days delinquent and still accruing.  Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $17.9 million of non-accrual loans at March 31, 2010 compared to $12.3 million of non-accrual loans at December 31, 2009. The increase in non-accrual loans was primarily due to $7.0 million of loans placed on non-accrual status which was partially offset by $1.2 million of loan charge-offs.   Loans past due 90 days or more still accruing interest amounted to $4.1 million and $13.0 million at March 31, 2010 and December 31, 2009, respectively. The $8.9 million decrease reflected $6.4 million of loans transferred to non-accrual status, $3.2 million of loan payments, and a $41,000 charge-off.  These decreases were partially offset by $744,000 of additions to this category.

	March 31,	December 31,
	2010	2009
	(in thousands)
	Amount	Amount

Non-accrual loans	$17,863	$12,270
Total non-performing loans	17,863	12,270
Other real estate owned	648	459
Total non-performing assets	$18,511	$12,729
Loans past due 90 days or more still accruing	$4,071	$12,994

Deposits. A primary source for funding is through deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including health savings, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  Additionally, to offset the effects of the seasonality of deposits, management periodically utilizes certificates of deposit including brokered certificates of deposit for funding. At March 31, 2010, we had total deposits of $1.86 billion as compared to $1.66 billion at December 31, 2009, an increase of $207.8 million or 12.6%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the three months ended		For the year ended
	March 31, 2010		December 31, 2009
	Average	Average	Average	Average
	balance	Rate	balance	Rate
	(unaudited)
Demand (non-interest bearing) *	$950,319	0.06%	$529,477	0.06%
Interest checking	539,757	1.29%	365,715	1.46%
Savings and money market	544,758	1.10%	516,356	1.33%
Time	50,270	1.05%	151,791	1.65%
Total deposits	$2,085,104	0.67%	$1,563,339	0.96%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At March 31, 2010, we did not have any advances from the FHLB, a decrease of $100 million from December 31, 2009. As a result of deposit growth, all advances were repaid. Additionally, we had $8.2 million in securities sold under agreements to repurchase which mature on a daily basis. At March 31, 2010, we also had $13.4 million of long-term subordinated debentures outstanding.

Other liabilities:  Other liabilities decreased to $6.4 million at March 31, 2010 from $27.5 million at December 31, 2010 a decrease of $21.1 million.  The decrease resulted from the settlement of a $20.0 million investment security purchase during first quarter.

Shareholders’ equity

At March 31, 2010, we had $202.0 million in shareholders’ equity. On March 10, 2010 the Company repaid all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the Treasury Department under its Capital Purchase Program.  As a result of the $45.2 million repayment, $3.7 million of annualized dividends and accretion which previously reduced earnings per share were eliminated on a going forward basis.

During the first three months of 2010, $433,000 in dividends were paid on our Series B preferred stock. Accumulated other comprehensive income increased $288,000 due to the increase in the fair values in our investment portfolio.  We recognized accretion of $5.8 million related to discount on the preferred shares during the first three months of 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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

Signatures

THE BANCORP INC.
(Registrant)

May 7, 2010	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 7, 2010	/s/Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.