Form 10-Q
period 2010-06-30
Bancorp, Inc.
filed 2010-08-06
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2010

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 4, 2010 there were 26,181,291 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$92,620	$135,246
Interest bearing deposits	171,054	219,213
Total cash and cash equivalents	263,674	354,459

Investment securities, available-for-sale, at fair value	208,080	93,478
Investment securities, held-to-maturity (fair value $15,461 and $15,415, respectively)	21,496	21,468
Loans, net of deferred loan costs	1,576,525	1,523,722
Allowance for loan and lease losses	(22,336)	(19,123)
Loans, net	1,554,189	1,504,599
Premises and equipment, net	8,229	7,942
Accrued interest receivable	8,483	7,722
Intangible assets, net	9,505	10,005
Other real estate owned	459	459
Deferred tax asset, net	20,258	20,875
Other assets	29,497	22,527
Total assets	$2,123,870	$2,043,534

LIABILITIES
Deposits
Demand (non-interest bearing)	$827,268	$661,383
Savings, money market and interest checking	903,599	850,306
Time deposits	140,285	125,255
Time deposits, $100,000 and over	10,455	17,565
Total deposits	1,881,607	1,654,509

Securities sold under agreements to repurchase	7,552	2,588
Short-term borrowings	-	100,000
Accrued interest payable	165	362
Subordinated debenture	13,401	13,401
Other liabilities	17,367	27,471
Total liabilities	1,920,092	1,798,331

SHAREHOLDERS' EQUITY
Preferred stock - Series B, $1,000 liquidation value, 0 and 45,220 shares issued and	-	39,411
outstanding at June 30, 2010 and December 31, 2009, respectively
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,291
shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	26,181	26,181
Additional paid-in capital	197,027	196,875
Accumulated deficit	(20,824)	(17,175)
Accumulated other comprehensive income (loss)	1,394	(89)
Total shareholders' equity	203,778	245,203

Total liabilities and shareholders' equity	$2,123,870	$2,043,534

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ending June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$18,373	$18,213	$36,289	$36,387
Interest on investment securities:
Taxable interest	1,702	1,381	3,010	2,456
Tax-exempt interest	347	400	737	402
Federal funds sold	-	26	-	119
Interest bearing deposits	83	2	434	5
	20,505	20,022	40,470	39,369
Interest expense
Deposits	3,534	3,655	6,992	7,799
Securities sold under agreements to repurchase	7	5	14	16
Short-term borrowings	59	171	64	220
Subordinated debt	216	222	431	449
	3,816	4,053	7,501	8,484
Net interest income	16,689	15,969	32,969	30,885
Provision for loan and lease losses	5,806	2,500	9,954	5,500
Net interest income after provision for loan and lease losses	10,883	13,469	23,015	25,385

Non-interest income
Service fees on deposit accounts	527	359	908	636
Merchant credit card deposit and ach fees	577	310	1,063	668
Stored value income	2,512	1,681	5,327	4,040
Gain on sales of investment securities	469	670	1,219	670
Leasing income	511	410	1,175	471
Debit card income	172	124	342	244
Other	191	155	419	237
Total non-interest income	4,959	3,709	10,453	6,966

Non-interest expense
Salaries and employee benefits	6,468	5,664	12,840	11,849
Depreciation and amortization	741	720	1,463	1,440
Rent and related occupancy cost	654	673	1,277	1,327
Data processing expense	1,695	1,633	3,308	3,211
Printing and supplies	337	256	751	545
Audit expense	311	332	602	632
Legal expense	701	494	1,055	727
Amortization of intangible assets	250	250	500	500
Loss on sale of other real estate owned	-	1,700	-	1,700
FDIC Insurance	1,098	1,387	1,854	1,681
Software, maintenance and equipment	328	192	586	353
Other	2,655	2,138	5,209	4,656
Total non-interest expense	15,238	15,439	29,445	28,621
Net income before income tax	604	1,739	4,023	3,730
Income tax provision	197	632	1,430	1,413
Net income	407	1,107	2,593	2,317
Less preferred stock dividends and accretion	-	(982)	(6,242)	(1,829)
Net income (loss) available to common shareholders	$407	$125	$(3,649)	$488
Net income (loss) per share - basic	$0.02	$0.01	$(0.14)	$0.03
Net income (loss) per share - diluted	$0.02	$0.01	$(0.14)	$0.03

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2010
(in thousands except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Preferred	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	stock	capital	deficit	gain/(loss)	income	Total

Balance at December 31, 2009	26,181,291	$26,181	$39,411	$196,875	$(17,175)	$(89)		$245,203
Net income					2,593		$2,593	2,593
Cash dividends on preferred stock					(433)			(433)
Accretion of Series B preferred shares			5,809		(5,809)			-
Stock-based compensation				152				152
Series B Preferred stock repayment to US Treasury			(45,220)					(45,220)
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	1,483	1,483	1,483
							$4,076
Balance at June 30, 2010	26,181,291	$26,181	$-	$197,027	$(20,824)	$1,394		$203,778

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the six months ended
	June 30,
	2010	2009
Operating activities
Net income	$2,593	$2,317
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,963	1,935
Provision for loan and lease losses	9,954	5,500
Net amortization of investment securities discounts/premiums	46	29
Stock-based compensation	152	53
Mortgage loans originated for sale	(704)	(5,582)
Sales of mortgage loans originated for resale	709	5,194
Gain on sales of mortgage loans originated for resale	(5)	(24)
Deferred income tax benefit	(3)	-
Loss (gain) on sales of fixed assets	27	(39)
Gain on sales of investment securities	(1,219)	(670)
Loss on sale of other real estate owned	-	1,700
(Increase) decrease in accrued interest receivable	(761)	34
Decrease in interest payable	(197)	(2,069)
(Increase) decrease in other assets	(7,268)	6,711
(Decrease) increase in other liabilities	(10,104)	2,128
Net cash (used in) provided by operating activities	(4,817)	17,217

Investing activities
Purchase of investment securities available-for-sale	(170,278)	(111,400)
Proceeds from redemptions and repayment on securities available-for-sale	28,925	45,418
Proceeds from sale of other real estate owned	189	2,900
Proceeds from sales of investment securities available-for-sale	30,144	29,522
Net increase in loans	(59,733)	(14,980)
Proceeds from sales of fixed assets	-	75
Purchases of premises and equipment	(1,624)	(1,264)
Net cash used in investing activities	(172,377)	(49,729)

Financing activities
Net increase (decrease) in deposits	227,098	(34,877)
Net increase (decrease) in securities sold under agreements to repurchase	4,964	(7,025)
Repayment of short-term borrowings	(100,000)	(20,000)
Redemption of preferred stock	(45,220)	-
Dividends paid on Series A and B preferred stock	(433)	(993)
Net cash provided by (used in) financing activities	86,409	(62,895)

Net decrease in cash and cash equivalents	(90,785)	(95,407)

Cash and cash equivalents, beginning of year	354,459	179,506

Cash and cash equivalents, end of period	$263,674	$84,099

Supplemental disclosure:
Interest paid	$7,698	$10,670
Taxes paid	$31	$352
Transfers of loans to other real estate owned	$189	$-

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K report). The results of operations for the three and six month periods ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the FASB Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in net earnings and related per share amounts for the three and six months ended June 30, 2010 and 2009. At June 30, 2010, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock option and stock appreciation right is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable as possible to the expected term. During the second quarter of 2010, the Company granted 606,000 stock options at a fair value of $4.34 which vest evenly over four years and 40,000 stock options at a fair value of $3.61 which vest over one year. The weighted average assumptions used in the Black-Scholes valuation model for the stock options are shown below.  The Company did not grant any share-based compensation in second quarter 2009.

	June 30,
	2010	2009
Risk-free interest rate	3.45%	-
Expected dividend yield	-	-
Expected volatility	55.40%	-
Expected lives (years)	5.94	-

As of June 30, 2010, there was $2,786,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 3.7 years. There were no stock options exercised for the three month periods ending June 30, 2010 and 2009. Related compensation expense for the six months ended June 30, 2010 and 2009 was $152,000 and $53,000 respectively. The following tables are a summary of activity in the plans for the periods shown:
	For the six months ended June 30, 2010

Stock options:			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(Years)	value
	(dollars in thousands except per share data)

Outstanding at January 1, 2010	1,322,864	$12.34
Granted	646,000	7.81	-	-
Exercised	-	-	-	-
Cancelled/forfeited	(1,500)	12.83	-	-
Outstanding at June 30, 2010	1,967,364	$10.85	5.57	$12,920
Exercisable at June 30, 2010	1,321,364		3.48	$-

Stock appreciation rights:			Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(Years)

Outstanding at January 1, 2010	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	60,000	$11.41	1.75

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

The following tables show the Company’s earnings (loss) per share for the periods presented:

	For the three months ended
	June 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$407	26,181,291	$0.02
Effect of dilutive securities
Common stock warrants	-	578,170	-
Diluted earnings per share
Net income available to common shareholders	$407	26,759,461	$0.02

Stock options for 1,967,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at June 30, 2010 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

	For the six months ended
	June 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net income available to common shareholders	$(3,649)	26,181,291	$(0.14)
Effect of dilutive securities
Stock options and warrants	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(3,649)	26,181,291	$(0.14)

Stock options for 1,967,364 shares, common stock warrants for 980,203 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding at June 30, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

	For the three months ended
	June 30, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$125	14,563,919	$0.01
Effect of dilutive securities
Common stock warrants	-	787,924	-
Diluted earnings per share
Net income available to common shareholders	$125	15,351,843	$0.01

Stock options for 1,474,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2009 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.
	For the six months ended
	June 30, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$488	14,563,919	$0.03
Effect of dilutive securities
Common stock warrants	-	471,286	-
Diluted earnings per share
Net income available to common shareholders	$488	15,035,205	$0.03

Stock options for 1,474,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at June 30, 2009 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

Available-for-sale	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$47,000	$140	$-	$47,140
Tax-exempt obligations of states and political subdivisions	45,408	1,184	(31)	46,561
Taxable obligations of states and political subdivisions	23,333	524	(69)	23,788
Mortgage-backed securities	44,267	1,104	-	45,371
Other debt securities	37,662	1,394	(401)	38,655
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$204,235	$4,346	$(501)	$208,080

Held-to-maturity	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,496	$-	$(6,035)	$15,461
	$21,496	$-	$(6,035)	$15,461

Available-for-sale	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,000	$-	$(241)	$26,759
Tax-exempt obligations of states and political subdivisions	29,344	1,809	-	31,153
Mortgage-backed securities	7,929	119	-	8,048
Other debt securities	21,005	326	(378)	20,953
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$91,843	$2,254	$(619)	$93,478

Held-to-maturity	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,468	$-	$(6,053)	$15,415
	$21,468	$-	$(6,053)	$15,415

Available-for-sale securities fair values are based on the fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at June 30, 2010 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

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

The amortized cost and fair value of the Company’s investment securities at June 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$13,702	$13,643	$-	$-
Due after one year through five years	26,989	27,723	-	-
Due after five years through ten years	25,949	26,420	3,311	2,826
Due after ten years	131,030	133,729	18,185	12,635
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	6,565	-	-
	$204,235	$208,080	$21,496	$15,461

At June 30, 2010 and December 31, 2009, investment securities with a book value of approximately $9.4 million and $6.7 million, respectively, were pledged as collateral under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. Gross gains on sales of securities in the first six months of 2010 amounted to $1.2 million as compared to gains of $670,000 in the first six months of 2009.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2010 (dollars in thousands):

June 30, 2010 Available-for-sale	Less than 12 months			12 months or longer
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states
and political subdivisions	5	$3,050	$(31)	$-	$-	$3,050	$(31)
Taxable obligations of states and
political subdivisions	2	1,787	(69)	-	-	1,787	(69)
Other securities	5	11,627	(60)	640	(341)	12,267	(401)
Total temporarily impaired
investment securities	12	$16,464	$(160)	$640	$(341)	$17,104	$(501)

June 30, 2010
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	7	$-	$-	$15,461	$(6,035)	$15,461	$(6,035)
Total temporarily impaired
investment securities	7	$-	$-	$15,461	$(6,035)	$15,461	$(6,035)

December 31, 2009
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$26,759	$(241)	$-	$-	$26,759	$(241)
Other securities	3	9,970	(29)	658	(349)	10,628	(378)
Total temporarily impaired
investment securities	4	$36,729	$(270)	$658	$(349)	$37,387	$(619)

December 31, 2009
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)
Total temporarily impaired
investment securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)

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

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Commercial	$403,320	$402,232
Commercial mortgage *	580,542	569,434
Construction	207,846	207,184
Total commercial loans	1,191,708	1,178,850
Direct financing leases, net	96,319	78,802
Residential mortgage	95,542	85,759
Consumer loans and others	190,729	178,608
	1,574,298	1,522,019
Deferred loan costs	2,227	1,703
Total loans, net of deferred loan costs	$1,576,525	$1,523,722

Supplemental loan data:
Construction 1-4 family	$102,730	$100,088
Construction commercial, acquisition and development	105,116	107,096
	$207,846	$207,184

* At June 30, 2010 our owner-occupied loans amounted to $120 million, or 20.7%, of commercial mortgages.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total impaired loans were $18.2 million at June 30, 2010, of which $14.5 million had specific valuation allowances of $4.9 million. The remaining $3.7 million of impaired loans did not have valuation allowances. The balance of impaired loans was $18.7 million at December 31, 2009, $11.7 million of which had specific valuation allowances of $3.2 million, and $7.0 million of which did not have valuation allowances.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  The Company did not recognize income on impaired loans in the second quarter or six months ended June 30, 2010.

The following table summarizes the Company’s non-accrual loans and loans 90 days past due still accruing interest (in thousands):
	June 30,	December 31,
	2010	2009
Non-accrual loans	$18,193	$12,270
Loans past due 90 days or more still accruing	10,529	12,994

Changes in the allowance for loan and lease losses are as follows (dollars in thousands):

	Six months ended
	June 30,
	2010	2009

Balances at the beginning of the year	$19,123	$17,361
Charge-offs	(6,845)	(5,047)
Recoveries	104	266
Provision charged to operations	9,954	5,500
Balances at the end of the year	$22,336	$18,080

Note 7. Transactions with Affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman of RAIT is the Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company. RAIT was charged rent and other expenses of $147,000 and $161,000 for the six month periods ended June 30, 2010 and 2009, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $13.8 million and $10.4 million as of June 30, 2010 and December 31, 2009, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2010, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2010, loans to these related parties amounted to $7.6 million.  During the period ended June 30, 2010, the Bank made new loans to related parties of $6.5 million and received repayments of $6.6 million.

The Bank has a participation in one loan at June 30, 2010 that was originated by RAIT. The outstanding principal balance of the loan was $21.7 million at June 30, 2010.  The Bank has a senior position on the loan.

The Company paid rent to the prior owner of Mears Motor Livery (an automobile leasing company acquired by the Bank), who is currently a vice president of the Bank, for office space in Florida of $39,000 and $42,000 for the six month periods ended June 30, 2010 and 2009, respectively.

 Note 8. Fair Value Measurements

The FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the FASB ASC 820, Fair Value Measurements and Disclosures, and explained below.

Estimated fair values have been determined by the Company using what the Company believes is appropriate data and an estimation methodology suitable for each category of financial instruments. Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

For cash and cash equivalents, including cash and due from banks, the Federal Reserve and federal funds sold, the recorded book values of $263.7 million and $354.4 million as of June 30, 2010 and December 31, 2009, respectively, approximate fair values.  The estimated fair values of investment securities are based on quoted market prices available-for-sale, if available, or by an estimated methodology based on management’s inputs. The fair value of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2010 and December 31, 2009 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2010, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in thousands)
Cash and cash equivalents	$263,674	$263,674	$354,459	$354,459
Investment securities available-for-sale	208,080	208,080	93,478	93,478
Investment securities held-to-maturity	21,496	15,461	21,468	15,415
Loans receivable, net	1,576,525	1,549,733	1,523,722	1,499,199
Demand deposits (non-interest bearing)	827,268	827,268	506,641	506,641
Savings, money market and interest checking	903,599	903,599	1,005,048	1,005,048
Certificates of deposit	150,740	152,356	142,820	142,818
Subordinated debentures and notes	13,401	9,238	13,401	9,152
Securities sold under agreements to repurchase	7,552	7,552	2,588	2,588
Short-term borrowings	-	-	100,000	100,000

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

In addition, FASB ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$47,140	$-	$47,140	$-
Obligations of states and political subdivisions	70,349	-	70,349	-
Mortgage-backed securities	45,371	-	45,371	-
Other debt securities	38,655	-	38,015	640
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$208,080	$-	$200,875	$7,205

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair value	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investment
U.S. Government agency securities	$26,759	-	$26,759	-
Obligations of states and political subdivisions	31,153	-	31,153	-
Mortgage-backed securities	8,048	-	8,048	-
Other securities	20,953	-	20,296	657
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	-	-	6,565
	$93,478	$-	$86,256	$7,222

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for -sale securities
	June 30, 2010	December 31, 2009

Beginning Balance	$7,222	$7,032
Total gains or losses (realized/unrealized)	-	-
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	8	(252)
Purchases, issuances, and settlements	(25)	442
Transfers in	-	-
Ending Balance	$7,205	$7,222

The amount of total gains or losses for the period
included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to
assets still held at the reporting date.	$-	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$18,193	$-	$-	$18,193
Other real estate owned	459	-	-	459
	$18,652	$-	$-	$18,652

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,483	$-	$-	$15,483
Other real estate owned	459	-	-	459
	$15,942	$-	$-	$15,942

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $18.2 million through the establishment of specific reserves of $4.9 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 10. Reclassifications

Certain reclassifications have been made to the 2009 financial statements to confirm to the 2010 presentation.  The reclassifications had no effect on net income, total assets or shareholders’ equity.

 Note 11. Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The adoption of FASB ASC 810 did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.

In January 2010 FASB issued Accounting Standards Update No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This accounting standard will require new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfer and for level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements.  This accounting standard will also update existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provide disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Management is currently evaluating the impact this accounting standard may have on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Management is currently evaluating the impact this accounting standard may have on our consolidated financial statements.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

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

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware  including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes over the past ten years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and especially the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card and ACH processing (charges processed directly to checking accounts) for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group and private label banking. Our private label banking, card and ACH processing, health savings account and stored value card programs are a source of fee income and low-cost deposits.

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

We believe that the determination of our allowance for loan and lease losses involves a higher degree of judgment and complexity than our other significant accounting policies. We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and historical loss experience. We also evaluate economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses that would reduce our earnings.

We periodically review our investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers and any guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment, or OTTI, condition.

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

Results of Operations

Second quarter 2010 to second quarter 2009

Net Income:  Net income for the second quarter of 2010 was $407,000, compared to $1.1 million for the second quarter of 2009. The decrease reflected a $3.3 million increase in the provision for loan and lease losses which was partially offset by a $1.5 million increase in non-interest income (excluding securities gains) and a $720,000 increase in net interest income.  Non-interest income (excluding securities gains) increased to $4.5 million from $3.0 million in second quarter 2009.  The higher non-interest income primarily resulted from higher volumes of prepaid card transactions and higher volumes of merchant acquiring fees, which are comprised of merchant credit, debit and ACH transactions.  ACH transactions are charges posted electronically to individual checking accounts which are processed through a national clearing house.  Higher net interest income primarily resulted from higher investment and loan income and, to a lesser extent, from a lower cost of funds.  Diluted earnings per common share were $0.02 in second quarter 2010 compared to $0.01 for second quarter 2009.  Return on average assets was 0.08% and return on average equity was 0.80% for the second quarter of 2010, as compared to 0.25% and 2.42%, respectively, for the second quarter of 2009.

Net Interest Income:  Our net interest income for second quarter 2010 increased to $16.7 million from $16.0 million in second quarter 2009.  While our average loans increased $102.4 million to $1.57 billion for second quarter 2010 from $1.47 billion for second quarter 2009, interest rates were lower which resulted in an increase of only $160,000 in net interest income from this source.  However we generated an additional $268,000 in net investment income from the purchase of investment securities.

Our net interest margin for second quarter 2010 decreased to 3.44% from 3.96% in second quarter of 2009, a decrease of 52 basis points (.52%).  The decrease in the net interest margin resulted primarily from excess deposit balances deposited at the Federal Reserve Bank, reflecting changes in reserve requirements and seasonal deposit fluctuations, at a 25 basis point (.25%) rate and lower yields on loans and investment securities(See Average Daily Balances below).

For second quarter 2010, the average yield on interest-earning assets decreased to 4.22% compared to 4.95% for second quarter of 2009, a decrease of 73 basis points (.73%).  While there was an increase in interest income resulting from higher investment securities and loan balances, interest rates remained at historically low levels in 2010. The cost of total deposits decreased to 0.77% for second quarter 2010 from 1.01% for second quarter 2009, a decrease of 24 basis points (.24%). The decrease on yields on interest-earning assets decreased more than the yield on deposits primarily due greater amount invested in investment securities and interest bearing deposits at lower yields.  Average interest-bearing deposits increased to $983.9 million from $906.5 million, an increase of $77.3 million or 8.5%.  Average non-interest bearing demand deposits increased to $853.4 million from $543.3 million an increase of $310.1 million or 57.1%.  (See Average Daily Balances, below).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:
	Three months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)				(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,572,787	$18,373	4.67%	$1,470,347	$18,213	4.95%
Investment securities-taxable	173,447	1,702	3.93%	107,435	1,381	5.14%
Investment securities-nontaxable*	31,948	520	6.51%	27,667	565	8.17%
Interest bearing deposits	179,874	83	0.18%	2,047	2	0.39%
Federal funds sold	-	-	0.00%	23,068	26	0.45%
Net interest-earning assets	1,958,056	20,678	4.22%	1,630,564	20,187	4.95%

Allowance for loan and lease losses	(21,094)			(19,474)
Other assets	166,798			138,007
	$2,103,760			$1,749,097

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$853,413	$279	0.13%	$543,335	$68	0.05%
Interest bearing deposits
Interest checking	601,861	2,096	1.39%	352,215	1,438	1.63%
Savings and money market	290,447	1,039	1.43%	384,078	1,790	1.86%
Time	91,561	120	0.52%	170,251	359	0.84%
Total interest bearing deposits	983,869	3,255	1.32%	906,544	3,587	1.58%
Total deposits	1,837,282	3,534	0.77%	1,449,879	3,655	1.01%

Short term borrowings	34,835	59	0.68%	93,610	171	0.73%
Repurchase agreements	8,134	7	0.33%	2,774	5	0.72%
Subordinated debt	13,401	216	6.44%	13,401	222	6.63%
Net interest bearing liabilities	1,040,239	3,537	1.36%	1,016,329	3,985	1.57%
Total cost of funds	1,893,652	3,816	0.81%	1,559,664	4,053	1.04%

Other liabilities	7,230			6,816
Total liabilities	1,900,882			1,566,480

Shareholders' equity	202,878			182,617
	$2,103,760			$1,749,097

Net interest income on tax equivalent basis *		$16,862			$16,134

Tax equivalent adjustment		173			165

Net interest income		$16,689			$15,969

Net interest margin *			3.44%			3.96%

* Full taxable equivalent basis, using a 34% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon rate indices and/or deposit balances, and therefore classified as interest expense.

For second quarter 2010, average interest-earning assets increased to $1.96 billion, an increase of $327.5 million, or 20.1%, from second quarter of 2009.  The increase reflected increased average balances of loans of $102.4 million or 7.0%, and increased average balances of investment securities of $70.3 million or 52.0%.  Funding resulted from higher demand and interest checking balances.  Average demand deposits increased $310.1 million or 57.1% while average interest checking deposits increased $249.6 million or 70.9%.  The Bank experienced growth in deposits relating to prepaid cards, health savings accounts and merchant acquiring.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively.  Health savings balances increased as a result of existing and new relationships.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.8 million for the second quarter of 2010 compared to $2.5 million for the second quarter of 2009.  The increase in the provision was primarily due to the theoretically predictive portion of the allowance for loan loss methodology which assigns a loss factor to specific loan categories. The second quarter 2010 provision also reflects $914,000 which resulted from a fraud.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing Loans” below.

Non-Interest Income. Non-interest income was $5.0 million in second quarter 2010 compared to $3.7 million in second quarter 2009, an increase of $1.3 million or 33.7%. That increase resulted from increases in transaction volume in stored value (prepaid cards) of $831,000 or 49.4% and merchant acquiring fees of $267,000 or 86.1%, which result from processing merchant credit, debit and ACH transactions.  Leasing income increased $101,000 or 24.6% reflecting improved resale market conditions for vehicles.   Second quarter 2010 included $469,000 of gain on sale of investment securities compared to $670,000 in second quarter 2009.

Non-Interest Expense. Total non-interest expense was $15.2 million for second quarter 2010, compared to $15.4 million for second quarter 2009, a decrease of $201,000 or 1.3%. Salaries and employee benefits increased $804,000, or 14.2%, to $6.5 million for second quarter 2010 compared to $5.7 million for second quarter 2009.  The increase in salaries and employee benefits reflected increased deposit servicing, commercial loan and other support staff as a result of our deposit and loan growth, and merit increases of up to 2%.  Data processing increased $62,000, or 3.8%, to $1.7 million in second quarter 2010 from $1.6 million in second quarter 2009 due to an increased number of deposit accounts and related transaction volume.  Printing and supplies increased $81,000, or 31.6%, to $337,000 for second quarter 2010 from $256,000 in second quarter 2009 primarily due to increased deposit volume.  Legal expense increased $207,000, or 41.9% to $701,000 for second quarter 2010 from $494,000 in second quarter 2009 primarily due to higher loan collection costs. In second quarter 2009, there was a $1.7 million loss on other real estate owned, and no loss in 2010.  Federal Deposit Insurance Corporation (FDIC), insurance expense decreased $289,000, or 20.8%, to $1.1 million for second quarter 2010 from $1.4 million in second quarter 2009 due to a one-time assessment in second quarter 2009 which was partially offset by growth in deposits subject to assessment in 2010.  Software, maintenance and equipment expense increased $136,000, or 70.8%, to $328,000 in second quarter 2010 from $192,000 in second quarter 2009. This increase included software for a new management reporting system, increased security and storage capacity and various hardware used for loan and deposit products.

Income Taxes.  Income tax expense was $197,000 for second quarter 2010 compared to $632,000 in second quarter 2009.  The decrease resulted primarily from a decrease in taxable income.  Our effective tax rate for second quarter 2010 was 32.6% as compared to 36.3% in second quarter 2009.  The lower tax rate reflected the impact of purchases of tax exempt obligations of states and political subdivisions, on lower taxable income.

Preferred Stock Dividend and Accretion. As a result of our redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the Troubled Asset Relief Program, or TARP in first quarter 2010, we did not pay cash dividends or have any related accretion in second quarter 2010 as compared to $982,000 in second quarter 2009.

First six months of 2010 to first six months of 2009

Net Income:  Net income for the first six months of 2010 was $2.6 million, compared to $2.3 million for the first six months of 2009. The increase reflected a $2.9 million increase in non-interest income (excluding securities gains), and a $2.1 million increase in net interest income which were offset by a $4.5 million increase in the provision for loan and lease losses and an $824,000 increase in non-interest expense.  The higher non-interest income primarily resulted from higher volumes of prepaid card transactions and higher merchant acquiring fees, which resulted from processing higher volumes of merchant credit, debit and ACH transactions.  Higher net interest income resulted primarily from higher loan and investment income in addition to a lower cost of funds.  The $3.6 million loss available to common shareholders for the first six months of 2010 resulted from a $5.8 million charge for the unamortized accretion of the imputed dividend cost of the preferred shares we issued in connection with TARP, which we redeemed during the period.  Diluted loss per common share was ($0.14) in the first six months of 2010 compared to diluted earnings per share of $0.03 for the first six months of 2009.  Return on average assets was 0.23% and return on average equity was 2.41% for the first six months of 2010, compared to 0.26% and 2.55%, respectively, for the first six months of 2009.

Net Interest Income:  Our net interest income for the first six months of 2010 increased to $33.0 million from $30.9 million in the first six months of 2009.  While our average loans increased to $1.55 billion for the first six month of 2010 from $1.46 billion for the first six months of 2009, interest rates were lower in 2010 which resulted in a decrease of $98,000 in interest income from loans. However, we generated an additional $1.1 million in interest income from the purchases of investment securities.  The increase in net interest income also reflected a lower cost of funds.

Our net interest margin for the first six months of 2010 decreased to 3.24% from 3.77% in the first six months of 2009, a decrease of 53 basis points (.53%).  The decrease in the net interest margin primarily resulted from higher seasonal deposit balances deposited at the Federal Reserve Bank, reflecting changes in reserve requirements and seasonal deposit fluctuations, at a 25 basis point (.25%) rate and lower yields on loans and investment securities (See Average Daily Balances below).

In the first six months of 2010, the average yield on interest-earning assets decreased to 3.97% compared to 4.80% for the first six months of 2009, a decrease of 83 basis points (.83%).  While there was an increase in interest income resulting from higher investment securities balances, interest rates remained at historically low levels for the first six months of 2010. The cost of total deposits decreased to 0.72% for first six months of 2010 from 1.03% for first six months of 2009, a decrease of 31 basis points (.31%). Average interest bearing deposits increased to $966.0 million from $910.2 million, an increase of $55.6 million or 6.1%.  Average non-interest bearing demand deposits increased to $985.5 million from $609.0 million, an increase of $376.5 million or 61.8% for the first six months of 2010 from the first six months of 2009.  The increases resulted from increases in all transaction deposit categories and significant seasonal increases. (See Average Daily Balances, below).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:
	Six months ended June 30, 2010
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Interest-earning assets:
Loans net of unearned discount	$1,545,859	$36,289	4.70%	$1,463,752	$36,387	4.97%
Investment securities-taxable	152,060	3,010	3.96%	108,592	2,456	4.52%
Investment securities-nontaxable*	31,405	1,107	7.05%	13,910	567	8.15%
Interest bearing deposits	327,096	434	0.27%	2,045	5	0.49%
Federal funds sold	-	-	0.00%	60,434	119	0.39%
Net interest-earning assets	2,056,420	40,840	3.97%	1,648,733	39,534	4.80%

Allowance for loan and lease losses	(20,472)			(18,689)
Other assets	178,762			152,803
	$2,214,710			$1,782,847

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$985,453	$498	0.10%	$609,003	$191	0.06%
Interest bearing deposits
Interest checking	570,980	4,020	1.41%	333,971	2,709	1.62%
Savings and money market	323,746	2,221	1.37%	382,954	3,015	1.57%
Time	71,029	253	0.71%	193,245	1,884	1.95%
Total interest bearing deposits	965,755	6,494	1.34%	910,170	7,608	1.67%
Total deposits	1,951,208	6,992	0.72%	1,519,173	7,799	1.03%

Short term borrowings	19,097	64	0.68%	59,196	220	0.74%
Repurchase agreements	6,464	14	0.43%	2,563	16	1.25%
Subordinated debt	13,179	431	6.54%	13,401	449	6.70%
Net interest bearing liabilities	1,004,495	7,003	1.39%	985,330	8,293	1.68%
Total cost of funds	1,989,948	7,501	0.75%	1,594,333	8,484	1.06%

Other liabilities	9,978			6,707
Total liabilities	1,999,926			1,601,040

Shareholders' equity	214,784			181,807
	$2,214,710			$1,782,847

Net interest income on tax equivalent basis *		$33,339			$31,050

Tax equivalent adjustment		370			165

Net interest income		$32,969			$30,885

Net interest margin *	3.24%	3.77%

* Full taxable equivalent basis, using a 34% statutory tax rate
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For the first six months of 2010, average interest-earning assets increased to $2.06 billion, an increase of $407.7 million, or 24.7%, from the first six months of 2009. The increase reflected increased average balances of loans of $82.1 million or 5.6%, and increased average balances of investment securities of $61.0 million or 49.8%.  Funding resulted from higher demand and interest checking balances.  Average demand increased $376.5 million or 61.8% while average interest checking increased $237.0 million or 71.0%.  The Bank experienced growth in prepaid, health savings and merchant acquiring.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $10.0 million for the first six months of 2010 compared to $5.5 million for the first six months of 2009. The increase in the provision was primarily due to the theoretically predictive portion of the allowance for loan loss methodology which assigns a loss factor to specific loan categories. The second quarter 2010 provision also reflects $914,000 which resulted from a fraud.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing Loans” below.

Non-Interest Income. Non-interest income was $10.5 million in the first six months of 2010 compared to $7.0 million in the first six months of 2009, an increase of $3.5 million or 50.1%. That increase resulted primarily from increases in transaction volume in stored value (prepaid cards) resulting in $1.3 million or 31.9% of higher income.  Merchant acquiring fees increased $395,000 or 59.1% as a result of processing higher volumes of merchant credit, debit and ACH transactions.  Leasing income increased $704,000 or 149.5% reflecting improved resale market conditions for vehicles.  The first six months of 2010 included $1.2 million of gain on sale of investment securities as compared to $670,000 in the first six months of 2009.

Non-Interest Expense. Total non-interest expense was $29.4 million for the first six months of 2010, compared to $28.6 million for the first six months of 2009, an increase of $824,000 or 2.9%. Salaries and employee benefits increased $991,000, or 8.4%, to $12.8 million for the first six months of 2010 compared to $11.8 million for the first six months of 2009.  The increase in salaries and employee benefits reflected increased deposit servicing, commercial loan and other support staff as a result of our deposit and loan growth, and merit increases of up to 2%.  Data processing expense increased $97,000, or 3.0%, to $3.3 million for the first six months of 2010 from $3.2 million for the first six months of 2009, primarily reflecting increases in deposit accounts and related transaction volume.  Printing and supplies increased $206,000, or 37.8% to $751,000 for the first six months of 2010 from $545,000 for the first six months of 2009 primarily reflecting increases in volume.  Legal expense increased $328,000, or 45.1%, to $1.1 million for the first six months of 2010 from $727,000 for the first six months of 2009 primarily due to higher loan collection costs. In the first six months of 2009, there was a $1.7 million loss on other real estate owned and no loss in 2010. Federal Deposit Insurance Corporation (FDIC), insurance expense increased $173,000, or 10.3%, to $1.9 million for the first six months of 2010 from $1.7 million for the first six months of 2009 due to industry-wide premium increases and growth in deposits subject to assessment.  Software, maintenance and equipment expense increased $233,000, or 66.0%, to $586,000 for the first six months of 2010 from $353,000 for the first six months of 2009. This increase included software for a new management reporting system, increased security and storage capacity and various hardware used for loan and deposit products.

Income Taxes.  Income tax expense was $1.4 million for the first six months of 2010 and 2009.  Our effective tax rate for the first six months of 2010 was 35.5% as compared to 37.9% in the first six months of 2009.

Preferred Stock Dividend and Accretion. In the first half of 2010 our cash dividends on preferred stock and accretion increased to $6.2 million, of which the cash dividends were $433,000 and accretion was $5.8 million.  The $5.8 million accretion charge resulted from our full redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the TARP.   Total cash dividends and accretion in the first half of 2009 were $1.8 million.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first six months of 2010 was cash inflows from net increases in deposits, which were $227.1 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  We have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements. As of June 30, 2010, we had no FHLB advances outstanding, as a result of deposit growth.

Funding in the first half of 2010 reflected cash outflows of $170.3 million for net investment securities purchases, and a net increase in loans outstanding of $52.8 million. At June 30, 2010, we had outstanding commitments to fund loans, including unused lines of credit, of $313.1 million.  In the first quarter of 2010, we redeemed all of the preferred shares we issued in connection with the TARP in the amount of $45.2 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less intangibles. At June 30, 2010 the Bank was “well capitalized” under banking regulations.

The reduction in the capital ratios at June 30, 2010 when compared to December 31, 2009 reflects the redemption of the preferred shares we issued in connection with the TARP, which used approximately $45.2 million of capital, together with deposit seasonality.  (See Average Daily Balances above in Results of Operations).  While the TARP redemption reduced our capital ratios, both the Company and the Bank remain well capitalized.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of June 30, 2010
The Company	9.76%	12.82%	14.07%
The Bancorp Bank	8.28%	10.90%	12.15%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2009
The Company	12.68%	15.81%	17.06%
The Bancorp Bank	8.78%	10.97%	12.22%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2010. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$758,471	$305,160	$252,561	$91,831	$168,502
Investment securities	-		29,327	12,039	188,210
Interest bearing deposits	171,054	-	-	-	-
Total interest earning assets	929,525	305,160	281,888	103,870	356,712

Interest bearing liabilities:
Demand deposits *	227,596
Interest checking	306,158	153,079	153,079	-	-
Savings and money market	72,821	145,641	72,821	-	-
Time deposits	134,682	13,239	2,126	-	693
Securities sold under agreements to repurchase	7,552	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	752,210	311,959	228,026	10,000	693
Gap	$177,315	$(6,799)	$53,862	$93,870	$356,019
Cumulative gap	$177,315	$170,516	$224,378	$318,248	$674,267
Gap to assets ratio	8%	**	3%	4%	17%
Cumulative gap to assets ratio	8%	8%	11%	15%	32%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.
** Less than 1%.

The methods used to analyze interest rate sensitivity in this table have a number of limitations, including that many of the assumptions are judgmentally predictive in nature. Additionally, certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.

Financial Condition

General. Our total assets at June 30, 2010 were $2.12 billion, of which our total loans were $1.58 billion. At December 31, 2009 our total assets were $2.04 billion, of which our total loans were $1.52 billion.

Interest bearing deposits and federal funds sold.  At June 30, 2010, a total of $171.1 million of interest bearing deposits was comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment securities. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $229.6 million on June 30, 2010, an increase of $114.6 million or 99.7% from year-end 2009. The increase in investment securities was primarily a result of increased purchases of government agency and state and political subdivision securities.   The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower capital requirements.

The other securities included in the held-to-maturity classification on our balance sheet at June 30, 2010 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $2.0 million.

Loans. Total loans increased to $1.58 billion at June 30, 2010 from $1.52 billion at December 31, 2009, an increase of $52.8 million.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2010	2009

Commercial	$403,320	$402,232
Commercial mortgage *	580,542	569,434
Construction	207,846	207,184
Total commercial loans	1,191,708	1,178,850
Direct financing leases, net	96,319	78,802
Residential mortgage	95,542	85,759
Consumer loans and others	190,729	178,608
	1,574,298	1,522,019
Deferred loan costs	2,227	1,703
Total loans, net of deferred loan costs	$1,576,525	$1,523,722

Supplemental loan data:
Construction 1-4 family	$102,730	$100,088
Construction commercial, acquisition and development	105,116	107,096
	$207,846	$207,184

* At June 30, 2010 our owner-occupied loans amounted to $120 million, or 20.7% of commercial mortgages.

Allowance for loan and lease losses. We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 78% of our loans are subject to that department’s oversight on an annual basis.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

	Six months ended		For the year ended
	June 30,		December 31,
	2010	2009	2009
	(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$19,123	$17,361	$17,361

Loans charged-off:
Commercial	5,919	1,894	6,314
Construction	565	3,080	4,546
Lease financing	-	49	49
Residential mortgage	223	-	328
Consumer	138	24	127
Total	6,845	5,047	11,364

Recoveries:
Commercial	79	227	53
Construction	3	14	32
Lease financing	-	12	27
Residential mortgage	16	12	12
Consumer	6	1	2
Total	104	266	126
Net charge-offs	6,741	4,781	11,238
Provision charged to operations	9,954	5,500	13,000
Balance in allowance for loan and lease losses at end
of period	$22,336	$18,080	$19,123
Net charge-offs/average loans	0.44%	0.33%	0.76%

Net charge-offs.  Net charge-offs of $6.8 million for the six months ended June 30, 2010 increased $2.0 million over net charge-offs for the same period of 2009. The increase was primarily the result of defaults of six commercial loan relationships, five commercial real estate loans, two residential construction loans and one construction loan.

Non-performing loans and loans 90 days delinquent and still accruing.  Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $18.2 million of non-accrual loans at June 30, 2010 compared to $12.3 million of non-accrual loans at December 31, 2009. The increase in non-accrual loans was primarily due to the impact of $11.3 million of loans placed on non-accrual status, partially offset by $3.3 million of loan charge-offs and $2.0 million of loan payments.  The majority of the additions resulted from 5 loans.  Loans past due 90 days or more still accruing interest amounted to $10.5 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively. The $2.5 million decrease reflected $6.4 million of loans transferred to non-accrual status, $4.3 million of loan payments and a $41,000 charge-off.  These decreases were partially offset by $8.2 million of additions to this category.

	June 30,	December 31,
	2010	2009
	(in thousands)
	Amount	Amount

Non-accrual loans	$18,193	$12,270
Total non-performing loans	18,193	12,270
Other real estate owned	459	459
Total non-performing assets	$18,652	$12,729
Loans past due 90 days or more still accruing	$10,529	$12,994

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including health savings, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management periodically utilizes certificates of deposit including brokered certificates of deposit . At June 30, 2010, we had total deposits of $1.88 billion as compared to $1.66 billion at December 31, 2009, an increase of $227.1 million or 13.7%. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the six months ended
	June 30, 2010
	Average	Average
	balance	Rate
	(unaudited)
Demand (non-interest bearing) *	$985,453	0.10%
Interest checking	570,980	1.41%
Savings and money market	323,746	1.37%
Time	71,029	0.71%
Total deposits	$1,951,208	0.72%
* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon rate indices, and therefore classified as interest expense.

Borrowings.  At June 30, 2010, we did not have any advances from the FHLB, a compared to $100.0 million at December 31, 2009. As a result of deposit growth, all advances were repaid. Additionally, we had $7.6 million in securities sold under agreements to repurchase which mature on a daily basis. At June 30, 2010, we also had $13.4 million of long-term subordinated debentures outstanding.

Other liabilities:  Other liabilities decreased to $17.4 million at June 30, 2010 from $27.5 million at December 31, 2009 a decrease of $10.1 million.  At June 30, 2010 other liabilities included approximately $10.0 million for commitments to purchase investment securities which are scheduled to settle in the third quarter of 2010.  At December 31, 2009 other liabilities included $20.0 million for commitments to purchase investment securities, all of which settled during the first quarter of 2010.

Shareholders’ Equity

At June 30, 2010, we had $203.8 million in shareholders’ equity. On March 10, 2010 the Company redeemed all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the Treasury Department under the TARP.  As a result of the $45.2 million repayment, $3.7 million of annualized dividends and accretion which previously reduced earnings per share were eliminated on a going forward basis.

During the first six months of 2010, $433,000 in dividends were paid on our Series B preferred stock. Accumulated other comprehensive income increased $$1.5 million due to the increase in the fair value of our available for sale investment portfolio.  We recognized accretion of $5.8 million related to discount on the preferred shares during the first six months of 2010.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The recently-enacted Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. (However, these interchange fee determinations will not apply to banks with less than $10 billion or  to health and reloadable prepaid cards), (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Other than the additional risk factor mentioned above, there have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

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

Signatures
THE BANCORP INC.
(Registrant)

August 6, 2010	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 6, 2010	/s/Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.