Form 10-Q
period 2010-09-30
Bancorp, Inc.
filed 2010-11-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

As of November 1, 2010 there were 26,181,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$164,948	$135,246
Interest bearing deposits	584,857	219,213
Total cash and cash equivalents	749,805	354,459

Investment securities, available-for-sale, at fair value	249,342	93,478
Investment securities, held-to-maturity (fair value $15,484 and $15,415, respectively)	21,354	21,468
Loans, net of deferred loan costs	1,590,507	1,523,722
Allowance for loan and lease losses	(21,798)	(19,123)
Loans, net	1,568,709	1,504,599
Premises and equipment, net	8,602	7,942
Accrued interest receivable	8,396	7,722
Intangible assets, net	9,255	10,005
Other real estate owned	225	459
Deferred tax asset, net	19,434	20,875
Other assets	24,554	22,527
Total assets	$2,659,676	$2,043,534

LIABILITIES
Deposits
Demand (non-interest bearing)	$1,402,538	$661,383
Savings, money market and interest checking	1,001,959	850,306
Time deposits	9,218	125,255
Time deposits, $100,000 and over	8,672	17,565
Total deposits	2,422,387	1,654,509

Securities sold under agreements to repurchase	9,429	2,588
Short-term borrowings	-	100,000
Accrued interest payable	109	362
Subordinated debenture	13,401	13,401
Other liabilities	12,918	27,471
Total liabilities	2,458,244	1,798,331

SHAREHOLDERS' EQUITY
Preferred stock - Series B, $1,000 liquidation value, 0 and 45,220 shares issued and	-	39,411
outstanding at September 30, 2010 and December 31, 2009, respectively
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,281
shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	26,181	26,181
Additional paid-in capital	192,492	196,875
Accumulated deficit	(20,236)	(17,175)
Accumulated other comprehensive income (loss)	2,995	(89)
Total shareholders' equity	201,432	245,203

Total liabilities and shareholders' equity	$2,659,676	$2,043,534

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$18,420	$18,021	$54,708	$54,408
Interest on investment securities:
Taxable interest	1,641	1,423	4,651	3,960
Tax-exempt interest	523	411	1,260	732
Federal funds sold	-	116	-	235
Interest bearing deposits	176	-	610	5
	20,760	19,971	61,229	59,340
Interest expense
Deposits	3,470	3,713	10,462	11,512
Securities sold under agreements to repurchase	5	5	19	21
Short-term borrowings	17	59	81	279
Subordinated debt	218	219	648	668
	3,710	3,996	11,210	12,480
Net interest income	17,050	15,975	50,019	46,860
Provision for loan and lease losses	5,121	3,500	15,075	9,000
Net interest income after provision for loan and lease losses	11,929	12,475	34,944	37,860

Non-interest income
Service fees on deposit accounts	602	330	1,510	966
Merchant credit card deposit and ACH fees	478	254	1,541	922
Stored value income	2,785	1,956	8,112	5,996
Gain on sales of investment securities	2	-	1,221	670
Leasing income	733	306	1,908	777
Debit card income	139	97	481	341
Other	181	64	600	301
Total non-interest income	4,920	3,007	15,373	9,973

Non-interest expense
Salaries and employee benefits	6,422	5,324	19,262	17,173
Depreciation and amortization	768	715	2,231	2,155
Rent and related occupancy cost	670	630	1,947	1,957
Data processing expense	2,129	1,596	5,437	4,807
Printing and supplies	247	252	998	797
Audit expense	192	338	794	970
Legal expense	668	557	1,723	1,284
Amortization of intangible assets	250	250	750	750
Loss on sale of other real estate owned	22	-	22	1,700
FDIC Insurance	1,170	746	3,024	2,427
Software, maintenance and equipment	347	198	933	551
Other	3,220	2,306	8,429	6,962
Total non-interest expense	16,105	12,912	45,550	41,533
Net income before income tax	744	2,570	4,767	6,300
Income tax provision	156	818	1,586	2,231
Net income	588	1,752	3,181	4,069
Less preferred stock dividends and accretion	-	(966)	(6,242)	(2,795)
Net income (loss) available to common shareholders	$588	$786	$(3,061)	$1,274
Net income (loss) per share - basic	$0.02	$0.04	$(0.12)	$0.08
Net income (loss) per share - diluted	$0.02	$0.04	$(0.12)	$0.08

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2010
(in thousands except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Preferred	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	stock	capital	deficit	gain/(loss)	income	Total

Balance at December 31, 2009	26,181,281	$26,181	$39,411	$196,875	$(17,175)	$(89)		$245,203
Net income					3,181		$3,181	3,181
Cash dividends on preferred stock					(433)			(433)
Accretion of Series B preferred shares			5,809		(5,809)			-
Stock-based compensation				372				372
Series B Preferred stock repayment to US Treasury			(45,220)					(45,220)
Repurchase of warrants				(4,755)				(4,755)
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	-	3,084	3,084	3,084
							$6,265
Balance at September 30, 2010	26,181,281	$26,181	$-	$192,492	$(20,236)	$2,995		$201,432

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the nine months ended
	September 30,
	2010	2009
Operating activities
Net income	$3,181	$4,069
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,981	2,899
Provision for loan and lease losses	15,075	9,000
Net amortization of investment securities discounts/premiums	157	59
Stock-based compensation expense	372	79
Mortgage loans originated for sale	(1,048)	(5,795)
Sale of mortgage loans originated for resale	1,055	5,614
Gain on sales of mortgage loans originated for resale	(7)	(27)
Deferred income tax expense	1,441	627
Loss (gain) on sales of fixed assets	11	(39)
Gain on sales of investment securities	(1,221)	(670)
Other than temporary impairment on securities available-for-sale	135	-
Loss on sale of other real estate owned	22	1,700
Increase in accrued interest receivable	(674)	(175)
Decrease in interest payable	(253)	(2,153)
(Increase) decrease in other assets	(3,875)	6,936
(Decrease) increase in other liabilities	(14,552)	4,111
Net cash provided by operating activities	2,800	26,235

Investing activities
Purchase of investment securities available-for-sale	(261,943)	(111,400)
Proceeds from redemptions and repayment on securities available-for-sale	77,607	50,232
Proceeds from sale of other real estate owned	423	2,900
Proceeds from sales of investment securities available-for-sale	34,188	29,522
Net increase in loans	(79,374)	(71,493)
Proceeds from sales of fixed assets	63	162
Purchases of premises and equipment	(2,729)	(1,629)
Net cash used in investing activities	(231,765)	(101,706)

Financing activities
Net increase in deposits	767,878	250,113
Net increase (decrease) in securities sold under agreements to repurchase	6,841	(8,723)
Repayment of short-term borrowings	(100,000)	(61,000)
Proceeds from issuance of common stock	-	62,125
Redemption of preferred stock	(45,220)	-
Repurchase of warrants	(4,755)	-
Dividends paid on Series A and B preferred stock	(433)	(1,558)
Net cash provided by financing activities	624,311	240,957

Net increase in cash and cash equivalents	395,346	165,486

Cash and cash equivalents, beginning of year	354,459	179,506

Cash and cash equivalents, end of period	$749,805	$344,992

Supplemental disclosure:
Interest paid	$11,463	$14,802
Taxes paid	$681	$587
Transfers of loans to other real estate owned	$189	$-

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K report). The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the FASB Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in net earnings and related per share amounts for the three and nine months ended September 30, 2010 and 2009. At September 30, 2010, the Company had two stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock options and stock appreciation rights is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable as possible to the expected term. During the nine months ended September 30, 2010, the Company granted 606,000 stock options at a fair value of $4.34 which vest evenly over four years and 40,000 stock options at a fair value of $3.61 which vest over one year. The weighted average assumptions used in the Black-Scholes valuation model for the stock options are shown below.  The Company did not grant any share-based compensation in third quarter 2009.

	September 30,
	2010	2009
Risk-free interest rate	3.45%	-
Expected dividend yield	-	-
Expected volatility	55.40%	-
Expected lives (years)	5.08	-

As of September 30, 2010, there was $2,567,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 3.5 years. There were no stock options exercised for the three month periods ending September 30, 2010 and 2009. Related compensation expense for the nine months ended September 30, 2010 and 2009 was $372,000 and $79,000 respectively. The following tables are a summary of activity in the plans for the periods shown:

	For the nine months ended September 30, 2010

Stock options:			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(Years)	value
	(dollars in thousands except per share data)

Outstanding at January 1, 2010	1,322,864	$12.34
Granted	646,000	7.81	-	-
Exercised	-	-	-	-
Expired	(212,250)	10.00	-	-
Forfeited	(1,500)	12.83	-	-
Outstanding at September 30, 2010	1,755,114	$10.96	5.99	$-
Exercisable at September 30, 2010	1,109,114		3.88	$-

Stock appreciation rights:			Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(Years)

Outstanding at January 1, 2010	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at September 30, 2010	60,000	$11.41	1.75

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

The following tables show the Company’s earnings (loss) per share for the periods presented:

	For the three months ended
	September 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$588	26,181,281	$0.02
Effect of dilutive securities
Common stock warrants	-	388,284	-
Diluted earnings per share
Net income available to common shareholders	$588	26,569,565	$0.02

Stock options for 1,755,114 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at September 30, 2010 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

	For the nine months ended
	September 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net income available to common shareholders	$(3,061)	26,181,281	$(0.12)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(3,061)	26,181,281	$(0.12)

Stock options for 1,755,114 shares, common stock warrants for 980,203 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding during the nine months ended September 30, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

	For the three months ended
	September 30, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$786	19,731,274	$0.04
Effect of dilutive securities
Common stock warrants	-	680,598	-
Diluted earnings per share
Net income available to common shareholders	$786	20,411,872	$0.04

Stock options for 1,474,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2009 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

	For the nine months ended
	September 30, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$1,274	16,305,299	$0.08
Effect of dilutive securities
Common stock warrants	-	569,300	-
Diluted earnings per share
Net income available to common shareholders	$1,274	16,874,599	$0.08

Stock options for 1,474,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at September 30, 2009 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

Available-for-sale	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Tax-exempt obligations of states and political subdivisions	$73,783	$2,547	$(121)	$76,209
Taxable obligations of states and political subdivisions	28,676	1,290	(3)	29,963
Mortgage-backed securities	93,221	1,104	(63)	94,262
Other debt securities	40,825	1,708	(190)	42,343
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$243,070	$6,649	$(377)	$249,342

Held-to-maturity	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,354	$-	$(5,870)	$15,484
	$21,354	$-	$(5,870)	$15,484

Available-for-sale	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$27,000	$-	$(241)	$26,759
Tax-exempt obligations of states and political subdivisions	29,344	1,809	-	31,153
Mortgage-backed securities	7,929	119	-	8,048
Other debt securities	21,005	326	(378)	20,953
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$91,843	$2,254	$(619)	$93,478

Held-to-maturity	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities	$21,468	$-	$(6,053)	$15,415
	$21,468	$-	$(6,053)	$15,415

Available-for-sale security fair values are based on the fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at September 30, 2010 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.8 million.

The Company periodically reviews its investment portfolio for other-than-temporary impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. An impairment in a debt security is considered to be other-than-temporary (a) if a credit loss exists, which occurs when the present value of the cash flows expected to be collected is less than the amortized cost basis for the security or (b) if either of the following conditions is met: an entity that holds a security has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In the third quarter of 2010 the Company recorded $135,000 of other than temporary impairment on its two pooled trust preferred securities.  The Company believes that the remaining unrealized losses on the held-to-maturity securities are driven by interest rate and current economic conditions; however, the Company believes that the resulting unrealized losses are temporary. The Company has the ability to continue to hold the securities to their maturity.

The amortized cost and fair value of the Company’s investment securities at September 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$30,011	$30,027	$-	$-
Due after one year through five years	26,495	27,811	-	-
Due after five years through ten years	19,676	20,702	3,307	2,829
Due after ten years	160,323	164,237	18,047	12,655
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,565	6,565	-	-
	$243,070	$249,342	$21,354	$15,484

At September 30, 2010 and December 31, 2009, investment securities with a book value of approximately $14.8 million and $6.7 million, respectively, were pledged as collateral under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. Gross gains on sales of securities in the first nine months of 2010 amounted to $1.2 million as compared to gains of $670,000 in the first nine months of 2009.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2010 (dollars in thousands):

September 30, 2010
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and political subdivisions	20	$19,782	$(121)	$-	$-	$19,782	$(121)
Taxable obligations of states and political subdivisions	2	1,227	(3)	-	-	1,227	(3)
Mortgage-backed securities	8	45,066	(63)	-	-	45,066	(63)
Other debt securities	5	3,122	(13)	792	(177)	3,914	(190)
Total temporarily impaired investment securities	35	$69,197	$(200)	$792	$(177)	$69,989	$(377)

September 30, 2010
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities
Total temporarily impaired investment securities
	7	$-	$-	$15,484	$(5,870)	$15,484	$(5,870)

December 31, 2009
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$26,759	$(241)	$-	$-	$26,759	$(241)
Other debt securities	3	9,970	(29)	658	(349)	10,628	(378)
Total temporarily impaired investment securities	4	$36,729	$(270)	$658	$(349)	$37,387	$(619)

December 31, 2009
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)
Total temporarily impaired investment securities	7	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)

Management has evaluated the securities in the above tables and has concluded that its two pooled trust securities have impairment that is other-than-temporary. Management evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. Management’s best estimate of expected future cash flows which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for its debt securities is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. As a result of its review, the Company recorded $135,000 in other than temporary impairment in the third quarter of 2010 on the two pooled trust preferred securities which it owns.

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Commercial	$409,697	$402,232
Commercial mortgage *	580,491	569,434
Construction	206,551	207,184
Total commercial loans	1,196,739	1,178,850
Direct financing leases, net	103,278	78,802
Residential mortgage	93,833	85,759
Consumer loans and others	193,968	178,608
	1,587,818	1,522,019
Deferred loan costs	2,689	1,703
Total loans, net of deferred loan costs	$1,590,507	$1,523,722

Supplemental loan data:
Construction 1-4 family	$95,905	$100,088
Construction commercial, acquisition and development	110,646	107,096
	$206,551	$207,184

* At September 30, 2010 our owner-occupied loans amounted to $119 million, or 20.6%, of our commercial mortgages.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total impaired loans were $19.6 million at September 30, 2010, of which $13.6 million had specific valuation allowances of $5.5 million. The remaining $6.0 million of impaired loans did not have specific valuation allowances. The balance of impaired loans was $18.7 million at December 31, 2009, $11.7 million of which had specific valuation allowances of $3.2 million, and $7.0 million of which did not have specific valuation allowances.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  The Company did not recognize income on impaired loans in the third quarter or nine months ended September 30, 2010.

The following table summarizes the Company’s non-accrual loans and loans 90 days past due still accruing interest (in thousands):

	September 30,	December 31,
	2010	2009

Non-accrual loans	$19,640	$12,270
Loans past due 90 days or more still accruing	4,352	12,994

Changes in the allowance for loan and lease losses are as follows (dollars in thousands):

	Nine months ended		For the year ended
	September 30,		December 31,
	2010	2009	2009

Balances at the beginning of the year	$19,123	$17,361	$17,361
Charge-offs	(13,392)	(8,036)	(11,364)
Recoveries	992	111	126
Provision charged to operations	15,075	9,000	13,000
Balances at the end of the period	$21,798	$18,436	$19,123

Note 7. Transactions with Affiliates

The Company subleases office space in Philadelphia, Pennsylvania to RAIT Financial Trust (RAIT). The Chairman and Chief Executive Officer of the Bank and the Chief Executive Officer of the Company is currently the Chairman of RAIT, a position from which she has announced that she will be retiring as of December 31, 2010. RAIT was charged rent and other expenses of $222,000 and $239,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  The lesser amount charged in 2010, reflected a reduced square footage.

The Bank maintains deposits for various affiliated companies totaling approximately $14.8 million and $10.4 million as of September 30, 2010 and December 31, 2009, respectively. The majority of these deposits are short-term in nature and rates are consistent with market rates.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2010, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At September 30, 2010, loans to these related parties amounted to $7.6 million.  During the nine month period ended September 30, 2010, the Bank made new loans to related parties of $6.6 million and received repayments of $6.8 million.

The Bank has a participation in one loan at September 30, 2010 that was originated by RAIT. The outstanding principal balance of the loan was $21.7 million at September 30, 2010.  The Bank has a senior position on the loan.

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

For cash and cash equivalents, including cash and due from banks, the Federal Reserve and federal funds sold, the recorded book values of $749.8 million and $354.4 million as of September 30, 2010 and December 31, 2009, respectively, approximate fair values.  The estimated fair values of investment securities are based on quoted market prices available-for-sale, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2010 and December 31, 2009 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2010, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(dollars in thousands)
Cash and cash equivalents	$749,805	$749,805	$354,459	$354,459
Investment securities available-for-sale	249,342	249,342	93,478	93,478
Investment securities held-to-maturity	21,354	15,484	21,468	15,415
Loans receivable, net	1,590,507	1,570,048	1,523,722	1,499,199
Demand deposits (non-interest bearing)	1,402,538	1,402,538	661,383	661,383
Savings, money market and interest checking	1,001,959	1,001,959	850,306	850,306
Certificates of deposit	17,890	17,950	142,820	142,818
Subordinated debentures and notes	13,401	9,175	13,401	9,152
Securities sold under agreements to repurchase	9,429	9,429	2,588	2,588
Short-term borrowings	-	-	100,000	100,000

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Investment
Obligations of states and political subdivisions	$106,172	$-	$106,172	$-
Mortgage-backed securities	94,262	-	94,262	-
Other debt securities	42,343	-	41,551	792
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$249,342	$-	$241,985	$7,357

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$26,759	$-	$26,759	$-
Obligations of states and political subdivisions	31,153	-	31,153	-
Mortgage-backed securities	8,048	-	8,048	-
Other debt securities	20,953	-	20,296	657
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$93,478	$-	$86,256	$7,222

The Company’s Level 3 assets are listed below (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Available-for-sale securities
	September 30, 2010	December 31, 2009

Beginning Balance	$7,222	$7,032
Total gains or losses (realized/unrealized)	-	-
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	172	(252)
Purchases, issuances, and settlements	(37)	442
Ending Balance	$7,357	$7,222

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$19,640	$-	$-	$19,640
Other real estate owned	225	-	-	225
	$19,865	$-	$-	$19,865

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,483	$-	$-	$15,483
Other real estate owned	459	-	-	459
	$15,942	$-	$-	$15,942

Impaired loans that are collateral dependent are presented at their fair value, less costs to sell, of $19.6 million through the establishment of specific reserves of $5.5 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This accounting standard will require new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and descriptions of the reasons for the transfer, and for level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements.  This accounting standard will also update existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The disclosure clarifications for the reporting periods after December 15, 2009 did not have a material effect on the Company’s consolidated financial statements.  Management is currently evaluating the impact that the disclosures effective for fiscal years beginning after December 31, 2010 may have on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Management is currently evaluating the impact this accounting standard may have on the Company’s consolidated financial statements.

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

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card and American Clearing House, or ACH, processing (charges processed directly to checking accounts) for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group and private label banking. Our private label banking, card and ACH processing, health savings account and stored value card programs are a source of fee income and low-cost deposits.

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

Current Developments

Based on recent discussions by one of our deposit program partners with its advisors, those advisors have informed it that despite its comprehensive thorough process to ensure compliance, the FDIC could deem some of its overdraft charging practices  to be in violation of applicable regulations, which are at times subject to interpretation.  As a result, that program partner recently changed certain of its related practices at our direction. Nonetheless, the FDIC or other regulatory authorities could bring an action against the Bank alleging violations. We believe the Bank could be financially penalized by regulatory authorities in connection with such fee practices and that our program partner has contractually indemnified the Bank for portions of such liability.  The Bank believes that such indemnification would be collectible.

Results of Operations

Third quarter 2010 to third quarter 2009

Net Income:  Net income for the third quarter of 2010 was $588,000, compared to $1.8 million for the third quarter of 2009. The decrease reflected a $1.6 million increase in the provision for loan and lease losses and a $3.2 million increase in non-interest expense which was partially offset by a $1.9 million increase in non-interest income (excluding securities gains) and a $1.1 million increase in net interest income.  Non-interest income (excluding securities gains) increased to $4.9 million from $3.0 million in third quarter 2009.  The higher non-interest income resulted from higher volumes of prepaid card transactions and higher volumes of merchant acquiring fees, which are comprised of merchant credit, debit and ACH transactions, as well as higher leasing and other income.  ACH transactions are charges posted electronically to individual checking accounts which are processed through a national clearing house.  Higher net interest income primarily resulted from higher loan and investment balances and from a lower cost of funds.  Diluted earnings per common share were $0.02 in third quarter 2010 compared to $0.04 for third quarter 2009.  Return on average assets was 0.10% and return on average equity was 1.15% for the third quarter of 2010, as compared to 0.38% and 3.32%, respectively, for the third quarter of 2009.

Net Interest Income:  Our net interest income for third quarter 2010 increased to $17.0 million from $16.0 million in third quarter 2009.  While our average loans and leases increased $116.3 million to $1.58 billion for third quarter 2010 from $1.47 billion for third quarter 2009, interest rates were lower, which resulted in a net increase of $399,000 in loan and lease interest.  We generated an additional $379,000 in investment interest from the purchase of investment securities, on a tax equivalent basis.

Our net interest margin for third quarter 2010 decreased to 3.26% from 3.74% in third quarter of 2009, a decrease of 48 basis points (.48%).  The decrease in the net interest margin resulted primarily from lower loan and investment security yields which decreased more than the cost of funds. However, an estimated 20 basis points of the reduction in the net interest margin reflected excess deposit balances resulting from seasonal deposit fluctuations, invested at a 25 basis point (.25%) rate (See Average Daily Balances below).

Particularly high seasonal activity in demand (non-interest bearing) accounts acquired through one affinity group, the largest in the Bank, and growth in various other affinity relationships resulted in the majority of the increase in average demand deposits.  Within the past four quarters, related demand deposits for that affinity group averaged approximately $452 million. Average related deposits in the third quarter of 2010 were $389 million.  As a result of growth in other lines of business the majority of these deposits are considered excess.  Accordingly they are maintained at the Federal Reserve Bank or invested in short term securities.  As a result of this seasonal increase, average interest-earning assets also increased during the quarter, with a corresponding decrease in the net interest margin. While similar dynamics were present in third quarter 2009, lesser seasonality resulted in less margin compression than in third quarter 2010. Higher seasonal deposits have occurred in the third and first quarters.  The Bank has significant sources of liquidity in excess of these amounts and we monitor liquidity daily.  Increases in average deposit trends has allowed us to virtually eliminate time deposits, which typically bear higher interest rates.  For third quarter 2010, the average yield on interest-earning assets decreased to 3.96% compared to 4.67% for third quarter of 2009, a decrease of 71 basis points (.71%).  While there was an increase in interest income resulting from higher loan and investment security balances, interest rates remained at historically low levels in 2010. The cost of total deposits decreased to 0.68% for third quarter 2010 from 0.93% for third quarter 2009, a decrease of 25 basis points (.25%). Yields on interest-earning assets decreased more than the yield on deposits because of greater amounts invested in investment securities and overnight interest bearing deposits at lower yields.  Average interest-bearing deposits increased to $1.06 billion from $918.1 million, an increase of $141.4 million or 15.4%.    (See Average Daily Balances, below).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)				(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,581,924	$18,406	4.65%	$1,466,921	$18,021	4.91%
Leases - bank qualified	1,284	14	4.36%	-	-	0.00%
Investment securities-taxable	159,617	1,641	4.11%	102,050	1,423	5.58%
Investment securities-nontaxable*	55,819	784	5.62%	38,892	623	6.41%
Interest bearing deposits	325,513	176	0.22%	1,651	-	0.09%
Federal funds sold	-	-	0.00%	119,816	116	0.39%
Net interest-earning assets	2,124,157	21,021	3.96%	1,729,330	20,183	4.67%

Allowance for loan and lease losses	(23,003)			(18,204)
Other assets	198,534			151,894
	$2,299,688			$1,863,020

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$992,474	$395	0.16%	$678,131	$119	0.07%
Interest bearing deposits
Interest checking	660,094	2,055	1.25%	373,383	1,540	1.65%
Savings and money market	294,171	878	1.19%	398,841	1,647	1.65%
Time	105,197	142	0.54%	145,833	407	1.12%
Total interest bearing deposits	1,059,462	3,075	1.16%	918,057	3,594	1.57%
Total deposits	2,051,936	3,470	0.68%	1,596,188	3,713	0.93%

Short term borrowings	11,576	17	0.59%	31,815	59	0.74%
Repurchase agreements	9,424	5	0.21%	1,985	5	1.01%
Subordinated debt	13,401	218	6.51%	13,401	219	6.54%
Net interest bearing liabilities	1,093,863	3,315	1.21%	965,258	3,877	1.61%
Total cost of funds	2,086,337	3,710	0.71%	1,643,389	3,996	0.97%

Other liabilities	9,617			8,449
Total Liabilities	2,095,954			1,651,838

Shareholders' equity	203,735			211,182
	$2,299,689			$1,863,020

Net interest income on tax equivalent basis *		$17,311			$16,187

Tax equivalent adjustment		261			212

Net interest income		$17,050			$15,975

Net interest margin *			3.26%			3.74%

* Full taxable equivalent basis, using a 34% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For third quarter 2010, average interest-earning assets increased to $2.12 billion, an increase of $394.8 million, or 22.8%, from third quarter of 2009.  The increase reflected increased average balances of loans and leases of $116.3 million or 7.9%, and increased average balances of investment securities of $74.5 million or 52.9%.  Average demand deposits increased $314.4 million or 46.4% while average interest checking deposits increased $286.7 million or 76.8%.  The Bank experienced growth in deposits relating to prepaid cards, health savings accounts, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively.  Health savings balances increased as a result of existing and new third parties through whom these accounts are generated.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.1 million for the third quarter of 2010 compared to $3.5 million for the third quarter of 2009.  The increased provision reflected higher credit costs related to current economic conditions which impact disposition prices of collateral.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition-Allowance for Loan and Lease Losses”, “-Net Charge-offs”, and “-Non-performing loans and loans 90 days delinquent and still accruing” below.

Non-Interest Income. Non-interest income was $4.9 million in third quarter 2010 compared to $3.0 million in third quarter 2009, an increase of $1.9 million or 63.6%. That increase reflected increases in transaction volume in stored value cards of $829,000, or 42.4% to $2.8 million for the third quarter of 2010 from $2.0 million for the third quarter of 2009 and in merchant acquiring fees of $224,000, or 88.2% to $478,000 for the third quarter of 2010 from $254,000 for the third quarter of 2009, as a result of processing higher volumes of merchant credit, debit and ACH transactions.  Leasing income increased $427,000, or 139.5%, to $733,000 for the third quarter of 2010 from $306,000 for the third quarter of 2009 reflecting improved resale market conditions for vehicles subject to our leases.

Non-Interest Expense. Total non-interest expense was $16.1 million for third quarter 2010, compared to $12.9 million for third quarter 2009, an increase of $3.2 million or 24.7%. Salaries and employee benefits increased $1.1 million, or 20.6%, to $6.4 million for third quarter 2010 compared to $5.3 million for third quarter 2009.  The increase in salaries and employee benefits reflected increased deposit servicing, commercial loan and other support staff as a result of our deposit and loan growth, and merit increases of up to 2%.  Data processing increased $533,000, or 33.4%, to $2.1 million in third quarter 2010 from $1.6 million in third quarter 2009 due to an increased number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Audit expense decreased $146,000, or 43.2%, to $192,000 for third quarter 2010 from $338,000 in third quarter 2009 as a result of decreases in outside and other audit costs.  Legal expense increased $111,000, or 19.9% to $668,000 for third quarter 2010 from $557,000 in third quarter 2009 primarily due to higher loan collection costs. Federal Deposit Insurance Corporation (FDIC), insurance expense increased $424,000, or 56.8%, to $1.2 million for third quarter 2010 from $746,000 in third quarter 2009 reflecting higher rates and deposit balances.  Software, maintenance and equipment expense increased $149,000, or 75.3%, to $347,000 in third quarter 2010 from $198,000 in third quarter 2009. This increase included software for a new management reporting system, increased security, storage capacity and various hardware used for loan and deposit products.  Other expense increased $914,000, or 39.6%, to $3.2 million in the third quarter of 2010 from $2.3 million in the third quarter of 2009.  The increase included $158,000 of prepaid card losses, $135,000 of other than temporary impairment on investment securities, a merchant processing loss of $125,000 and credit related expenses of $98,000.

Income Taxes.  Income tax expense was $156,000 for third quarter 2010 compared to $818,000 in third quarter 2009, a decrease of $662,000 or 80.9%.  The decrease resulted primarily from a decrease in taxable income.  Our effective tax rate for third quarter 2010 was 21% as compared to 32% in third quarter 2009.  The lower tax rate reflected the impact of purchases of tax exempt obligations of states and political subdivisions, on lower taxable income.

Preferred Stock Dividend and Accretion. As a result of our redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the Troubled Asset Relief Program, or TARP in first quarter 2010, we did not pay cash dividends or have any related accretion in third quarter 2010 as compared to $966,000 in third quarter 2009.

First nine months of 2010 to first nine months of 2009

Net Income:  Net income for the first nine months of 2010 was $3.2 million, compared to $4.1 million for the first nine months of 2009. The decrease reflected a $4.8 million increase in non-interest income (excluding securities gains), and a $3.1 million increase in net interest income which were offset by a $6.1 million increase in the provision for loan and lease losses and a $4.0 million increase in non-interest expense.  The higher non-interest income primarily resulted from higher volumes of prepaid card transactions and higher merchant acquiring fees, which resulted from processing higher volumes of merchant credit, debit and ACH transactions as well as increases in leasing income and other categories.  Higher net interest income resulted primarily from higher loan and investment income in addition to a lower cost of funds.  The $3.1 million loss available to common shareholders for the first nine months of 2010 resulted from a $5.8 million charge for the unamortized accretion of the imputed dividend cost of the preferred shares we issued in connection with the TARP, which we redeemed during the period.  Diluted loss per common share was ($0.12) in the first nine months of 2010 compared to diluted earnings per share of $0.08 for the first nine months of 2009.  Return on average assets was 0.19% and return on average equity was 1.98% for the first nine months of 2010, as compared to 0.30% and 2.83%, respectively, for the first nine months of 2009.

Net Interest Income:  Our net interest income for the first nine months of 2010 increased to $50.0 million from $46.9 million in the first nine months of 2009.  While our average loans increased to $1.56 billion for the first nine months of 2010 from $1.46 billion for the first nine months of 2009, interest rates were lower in 2010 which resulted in a net increase of $300,000 in interest income from loans and leases. We generated an additional $1.4 million in interest income from the purchases of investment securities, on a tax equivalent basis.  The increase in net interest income also reflected a lower cost of funds.

Our net interest margin for the first nine months of 2010 decreased to 3.25% from 3.76% in the first nine months of 2009, a decrease of 51 basis points (.51%).  The decrease in the net interest margin resulted primarily from lower asset yields which decreased more than the cost of funds. However, an estimated 20 basis points of the reduction in the net interest margin reflected excess deposit balances resulting from seasonal deposit fluctuations, invested at a 25 basis point (.25%) rate (See Average Daily Balances below).

In the first nine months of 2010, the average yield on interest-earning assets decreased to 3.97% compared to 4.75% for the first nine months of 2009, a decrease of 78 basis points (.78%).  While there was an increase in interest income resulting from higher investment security and loan balances, interest rates remained at historically low levels for the first nine months of 2010. The cost of total deposits decreased to 0.70% for first nine months of 2010 from 0.99% for first nine months of 2009, a decrease of 29 basis points (.29%). Average interest bearing deposits increased to $997.3 million from $912.8 million, an increase of $84.5 million or 9.3%.  The increases resulted from increases in all transaction deposit categories and significant seasonal increases. (See Average Daily Balances, below).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine months ended September 30, 2010
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,557,950	$54,693	4.68%	$1,464,809	$54,408	4.95%
Leases - bank qualified	497	15	4.02%	-	-	0.00%
Investment securities-taxable	154,632	4,651	4.01%	106,385	3,960	4.96%
Investment securities-nontaxable*	39,649	1,890	6.36%	22,329	1,109	6.62%
Interest bearing deposits	326,562	610	0.25%	1,937	5	0.34%
Federal funds sold	-	-	0.00%	80,445	235	0.39%
Net interest-earning assets	2,079,290	61,859	3.97%	1,675,905	59,717	4.75%

Allowance for loan and lease losses	(21,335)			(18,519)
Other assets	182,135			152,475
	$2,240,090			$1,809,861

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$982,437	$894	0.12%	$632,200	$310	0.07%
Interest bearing deposits
Interest checking	601,011	6,075	1.35%	347,253	4,250	1.63%
Savings and money market	313,779	3,098	1.32%	388,308	4,661	1.60%
Time	82,544	394	0.64%	177,267	2,291	1.72%
Total interest bearing deposits	997,334	9,567	1.28%	912,828	11,202	1.64%
Total deposits	1,979,771	10,461	0.70%	1,545,028	11,512	0.99%

Short term borrowings	16,562	81	0.65%	49,969	279	0.74%
Repurchase agreements	7,461	19	0.34%	2,369	21	1.18%
Subordinated debt	13,211	648	6.54%	13,401	668	6.65%
Net interest bearing liabilities	1,034,568	10,315	1.33%	978,567	12,170	1.66%
Total cost of funds	2,017,005	11,209	0.74%	1,610,767	12,480	1.03%

Other liabilities	9,916			7,394
Total Liabilities	2,026,921			1,618,161

Shareholders' equity	213,169			191,700
	$2,240,090			$1,809,861

Net interest income on tax equivalent basis *		$50,650			$47,237

Tax equivalent adjustment		631			377

Net interest income		$50,019			$46,860

Net interest margin *			3.25%			3.76%

* Full taxable equivalent basis, using a 34% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For the first nine months of 2010, average interest-earning assets increased to $2.08 billion, an increase of $403.4 million, or 24.1%, from the first nine months of 2009. The increase reflected increased average balances of loans of $93.7 million or 6.4%, and increased average balances of investment securities of $65.6 million or 50.9%.  Average demand deposits increased $350.2 million or 55.4% while average interest checking increased $253.8 million or 73.1%.  The Bank experienced growth in deposits relating to prepaid, health savings accounts and merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively.  Health savings balances increased as a result of existing and new third parties through whom these accounts are generated.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $15.1 million for the first nine months of 2010 compared to $9.0 million for the first nine months of 2009.  The increased provision reflected higher credit costs related to current economic conditions which impact disposition prices of collateral.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition – Allowance for Loan and Lease Losses”, “ – Net Charge-offs”, and “ – Non-performing loans and loans 90 days delinquent and still accruing” below.

Non-Interest Income. Non-interest income was $15.4 million for the first nine months of 2010 compared to $10.0 million in the first nine months of 2009, an increase of $5.4 million or 54.1%. That increase resulted primarily from increases in transaction volume in stored value cards of $2.1 million, or 35.3%, to $8.1 million for the first nine months of 2010 from $6.0 million for the first nine months of 2009 and in merchant acquiring fees which increased $619,000 or 67.1% to $1.5 million for the first nine months of 2010 from $922,000 for the first nine months of 2009 as a result of processing higher volumes of merchant credit, debit and ACH transactions.  Leasing income increased $1.1 million, or 145.6%, to $1.9 million for the first nine months of 2010 from $777,000 for the first nine months of 2009 reflecting improved resale market conditions for vehicles subject to our leases.  The first nine months of 2010 also included $1.2 million of gain on sales of investment securities as compared to $670,000 in the first nine months of 2009.

Non-Interest Expense. Total non-interest expense was $45.6 million for the first nine months of 2010, compared to $41.5 million for the first nine months of 2009, an increase of $4.0 million or 9.7%. Salaries and employee benefits increased $2.1 million, or 12.2%, to $19.3 million for the first nine months of 2010 compared to $17.2 million for the first nine months of 2009.  The increase in salaries and employee benefits reflected increased deposit servicing, commercial loan and other support staff as a result of our deposit and loan growth, and merit increases of up to 2%.  Data processing expense increased $630,000, or 13.1%, to $5.4 million for the first nine months of 2010 from $4.8 million for the first nine months of 2009, primarily reflecting increases in deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Printing and supplies increased $201,000, or 25.2% to $998,000 for the first nine months of 2010 from $797,000 for the first nine months of 2009.  The increase reflected printing and supplies required to open new health savings accounts.  Audit expense decreased $93,000, or 8.5%, to $998,000 for the first nine months of 2010 from $1.1 million in the first nine months of 2009 as a result of decreases in outside and other audit costs.  Legal expense increased $439,000, or 34.2%, to $1.7 million for the first nine months of 2010 from $1.3 million for the first nine months of 2009 primarily due to higher loan collection costs. In the first nine months of 2009, there was a $1.7 million loss on other real estate owned as compared to a loss of only $22,000 in 2010. Federal Deposit Insurance Corporation (FDIC), insurance expense increased $597,000, or 24.6%, to $3.0 million for the first nine months of 2010 from $2.4 million for the first nine months of 2009 due to industry-wide premium increases and growth in deposits subject to assessment.  Software, maintenance and equipment expense increased $382,000, or 69.3%, to $933,000 for the first nine months of 2010 from $551,000 for the first nine months of 2009. This increase included software for a new management reporting system, increased security, storage capacity and various hardware used for loan and deposit products.  Other expense increased $1.5 million, or 21.1%, to $8.4 million for the first nine months of 2010 as compared to $6.9 million for the first nine months of 2009.The $1.5 million increase principally reflected a $194,000 increase in postage due primarily to account volume, a $154,000 increase in insurance reflecting significant coverage enhancements, $158,000 of prepaid card receivable losses, a $152,000 increase in travel and related expenses which included amounts for business development,   $135,000 of other than temporary impairment on the only two $1.0 million pooled trust preferred securities owned, a merchant processing loss of $125,000 and credit related expenses of $98,000.

Income Taxes.  Income tax expense was $1.6 million for the first nine months of 2010 and $2.2 million for the first nine months of 2009, a decrease of $645,000 or 28.9%.  Our effective tax rate for the first nine months of 2010 was 33% as compared to 35% in the first nine months of 2009 and reflected the impact of increased tax exempt investment securities.

Preferred Stock Dividend and Accretion. In the first nine months of 2010 our cash dividends on preferred stock and accretion increased to $6.2 million, of which the cash dividends were $433,000 and accretion was $5.8 million.  The $5.8 million accretion charge resulted from our full redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the TARP.   Total cash dividends and accretion in the first nine months of 2009 were $2.8 million.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first nine months of 2010 was cash inflows from net increases in deposits, which were $767.9 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While historically we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements, as of September 30, 2010, we had no FHLB advances outstanding, as a result of deposit growth.

Funding in the first nine months of 2010 included cash outflows of $261.9 million for net investment security purchases, and a net increase in loans outstanding of $79.4 million.  At September 30, 2010, we had outstanding commitments to fund loans, including unused lines of credit, of $314.1 million.  In the first quarter of 2010, we redeemed all of the preferred shares we issued in connection with the TARP in the amount of $45.2 million and in the third quarter of 2010 we repurchased the outstanding warrants issued in connection with TARP for $4.8 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less intangibles. At September 30, 2010 the Bank was “well capitalized” under banking regulations.

The reduction in the capital ratios at September 30, 2010 when compared to December 31, 2009 reflects the redemption of the preferred shares we issued in connection with the TARP, which used approximately $45.2 million of capital, together with deposit seasonality.  (See Average Daily Balances above in Results of Operations).  While the TARP redemption reduced our capital ratios, both the Company and the Bank remain well capitalized.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of September 30, 2010
The Company	8.67%	12.25%	13.50%
The Bancorp Bank	7.66%	10.84%	12.10%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2009
The Company	12.68%	15.81%	17.06%
The Bancorp Bank	8.78%	10.97%	12.22%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2010. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$774,863	$292,688	$260,728	$83,908	$178,320
Investments securities	-	78,031	13,727	14,084	164,854
Interest bearing deposits	584,857	-	-	-	-
Total interest earning assets	1,359,720	370,719	274,455	97,992	343,174

Interest bearing liabilities:
Demand deposits *	503,959
Interest checking	352,033	176,017	176,017	-	-
Savings and money market	74,473	148,947	74,473	-	-
Time deposits	11,009	6,069	119	-	693
Securities sold under agreements to repurchase	9,429	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	954,304	331,033	250,609	10,000	693
Gap	$405,416	$39,686	$23,846	$87,992	$342,481
Cumulative gap	$405,416	$445,102	$468,948	$556,940	$899,421
Gap to assets ratio	15%	1%	**	3%	13%
Cumulative gap to assets ratio	15%	17%	18%	21%	34%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.
** Less than 1%.

The methods used to analyze interest rate sensitivity in this table have a number of limitations.  Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.   Accordingly actual results can and often do differ from projections.

Financial Condition

General. Our total assets at September 30, 2010 were $2.66 billion, of which our total loans were $1.59 billion. At December 31, 2009 our total assets were $2.04 billion, of which our total loans were $1.52 billion.  Most of the increase at September 30, 2010 reflected deposit inflows, some of which are seasonal, a significant portion of which we maintained at the Federal Reserve Bank.

Interest bearing deposits and federal funds sold.  At September 30, 2010, we had a total of $584.9 million of interest bearing deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment securities. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $270.7 million on September 30, 2010, an increase of $155.8 million or 135.5% from year-end 2009. The increase in investment securities was primarily a result of increased purchases of mortgaged backed and state and political subdivision securities.  The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower capital requirements.  The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

The other securities included in the held-to-maturity classification on our balance sheet at September 30, 2010 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.8 million.

Loans. Total loans increased to $1.59 billion at September 30, 2010 from $1.52 billion at December 31, 2009, an increase of $66.8 million.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2010	2009

Commercial	$409,697	$402,232
Commercial mortgage *	580,491	569,434
Construction	206,551	207,184
Total commercial loans	1,196,739	1,178,850
Direct financing leases, net	103,278	78,802
Residential mortgage	93,833	85,759
Consumer loans and others	193,968	178,608
	1,587,818	1,522,019
Deferred loan costs	2,689	1,703
Total loans, net of deferred loan costs	$1,590,507	$1,523,722

Supplemental loan data:
Construction 1-4 family	$95,905	$100,088
Construction commercial, acquisition and development	110,646	107,096
	$206,551	$207,184

* At September 30, 2010 our owner-occupied loans amounted to $119 million, or 20.6%, of our commercial mortgages.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 75% of our loans are subject to that department’s oversight on an annual basis.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

	Nine months ended		For the year ended
	September 30,		December 31,
	2010	2009	2009
	(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$19,123	$17,361	$17,361

Loans charged-off:
Commercial	11,695	4,783	6,314
Construction	565	3,080	4,546
Lease financing	-	49	49
Residential mortgage	760	-	328
Consumer	372	124	127
Total	13,392	8,036	11,364

Recoveries:
Commercial	206	53	53
Construction	28	18	32
Lease financing	10	27	27
Residential mortgage	742	12	12
Consumer	6	1	2
Total	992	111	126
Net charge-offs	12,400	7,925	11,238
Provision charged to operations	15,075	9,000	13,000
Balance in allowance for loan and lease losses at end
of period	$21,798	$18,436	$19,123
Net charge-offs/average loans	0.80%	0.54%	0.76%

Net charge-offs.  Net charge-offs of $12.4 million for the nine months ended September 30, 2010 increased $4.8 million over net charge-offs for the same period of 2009. The increase was primarily the result of defaults of ten commercial loan relationships, nine commercial real estate loans, three residential construction loans and two home equity loans.

Non-performing loans and loans 90 days delinquent and still accruing.  Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. We had $19.6 million of non-accrual loans at September 30, 2010 compared to $12.3 million of non-accrual loans at December 31, 2009. The increase in non-accrual loans was primarily due to the impact of $17.6 million of loans placed on non-accrual status, partially offset by $5.4 million of loan charge-offs and $4.6 million of loan payments.  The majority of the additions resulted from seven loans.  Loans past due 90 days or more still accruing interest amounted to $4.4 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively. The $8.6 million decrease reflected $6.4 million of loans transferred to non-accrual status, $10.9 million of loan payments and $3.1 million of charge-offs.  These decreases were partially offset by $11.7 million of additions to this category throughout the year.

	September 30,	December 31,
	2010	2009
	(in thousands)
	Amount	Amount

Non-accrual loans	$19,640	$12,270
Total non-performing loans	19,640	12,270
Other real estate owned	225	459
Total non-performing assets	$19,865	$12,729
Loans past due 90 days or more still accruing	$4,352	$12,994

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including health savings, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. At September 30, 2010, we had total deposits of $2.42 billion as compared to $1.66 billion at December 31, 2009, an increase of $767.9 million or 46.4%. Increases in average deposit trends have allowed us to virtually eliminate time deposits, which typically bear higher interest rates. The following table presents the average balance and rates paid on deposits for the periods indicated:

	For the nine months ended		For the year ended
	September 30, 2010		December 31, 2009
	Average	Average	Average	Average
	balance	Rate	balance	Rate
	(unaudited)
Demand (non-interest bearing)	$982,437	0.12%	$529,477	0.06%
Interest checking	601,011	1.35%	365,715	1.46%
Savings and money market	313,779	1.32%	516,356	1.33%
Time	82,544	0.64%	151,791	1.65%
Total deposits	$1,979,771	0.70%	$1,563,339	0.96%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At September 30, 2010, we did not have any advances from the FHLB, a compared to $100.0 million at December 31, 2009. As a result of deposit growth, all advances were repaid.

Other liabilities:  Other liabilities decreased to $12.9 million at September 30, 2010 from $27.5 million at December 31, 2009 a decrease of $14.6 million.  At September 30, 2010 other liabilities included approximately $4.0 million for commitments to purchase investment securities which are scheduled to settle in the fourth quarter of 2010.  At December 31, 2009 other liabilities included $20.0 million for commitments to purchase investment securities, all of which settled during the first quarter of 2010.

Shareholders’ Equity: At September 30, 2010, we had $201.4 million in shareholders’ equity. On March 10, 2010 we redeemed all of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the Treasury Department under the TARP.  As a result of the $45.2 million repayment, $3.7 million of annualized dividends and accretion which previously reduced earnings per share were eliminated on a going forward basis.  On September 8, 2010 we repurchased all of the 980,203 outstanding warrants issued to the Treasury Department for $4.8 million.  As of September 8, 2010 we have repaid all the TARP-related obligations, and there will be no related future impact.

During the first nine months of 2010, $433,000 in dividends were paid on our Series B preferred stock. Accumulated other comprehensive income during the period increased $3.1 million due to the increase in the fair value of our available for sale investment portfolio.  We recognized accretion of $5.8 million related to discount on the TARP preferred shares during the first nine months of 2010.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The recently-enacted Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 were enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard (however, these interchange fee determinations will not apply to banks with less than $10 billion or to health and reloadable prepaid cards), (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

Signatures

THE BANCORP INC.
(Registrant)

November 9, 2010	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2010	/s/Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.