Form 10-K
period 2010-12-31
Bancorp, Inc.
filed 2011-02-23
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 51018

The Bancorp, Inc.
(exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 385-5000

Securities registered pursuant to section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Common Stock, par value $1.00 per share	NASDAQ Global Select

 Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each Exchange on which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2010 of $7.83, was approximately $184 million.

As of February 15, 2011, 26,181,281 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•
recessionary conditions in the U.S. economy and significant dislocations in the credit markets have had, and may continue to have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for loan losses;

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

•
the market value of real estate that secures our loans has been, and may continue to be, adversely affected by current economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors.

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. All revenue and income is currently generated through the Bank.  Interest earning assets consist primarily of commercial loans in the Philadelphia metropolitan area.  Additionally, loans collateralized by securities are generated through wealth management affinity groups and are typically offered in conjunction with brokerage accounts.  At December 31, 2010, such loans amounted to $127.5 million or 7.9% of the loan portfolio.  Deposits are generated primarily through accounts generated through affinity groups.  Through the Bank, we provide a wide range of commercial and retail banking services and related other banking services, which include private label banking, health savings accounts, stored value (prepaid debit) cards and merchant card processing to both regional and national markets.

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes in recent years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

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

Our offices are located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. We also maintain executive offices at 1818 Market Street, Philadelphia, Pennsylvania 19103. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request of Investor Relations Department at the Company’s address for its principal executive officers, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters of standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategy

Our principal strategies are to:

Fund loan portfolio growth through low-cost deposits generated by our stored value card, wealth management, healthcare accounts, community banking and merchant processing operations and generate noninterest income from stored value cards and other areas. Our principal focus to grow our loan portfolio, primarily commercial loans in the greater Philadelphia metropolitan area, and fund these loans using deposits generated through a variety of sources that provide low cost and stable deposits.  Funding sources include stored value (prepaid) cards, wealth management, healthcare accounts, community banking operations in the Philadelphia area and merchant acquiring.   Our funding growth reflects the stored value card, wealth management and healthcare strategies noted above and growth in related affinity groups through whom we acquire the majority of our deposits.  The majority of our noninterest income is derived from stored value cards.

Build upon the Network of Relationships Developed by our Senior Management.  We seek to build upon our senior managers’ network of relationships through the regional division of the Bank that targets individuals and businesses in the greater Philadelphia-Wilmington metropolitan area. This division seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. The division offers a staff of people experienced in servicing the banking and financing needs of small to mid-size businesses.

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer bases to Market our Services.  We seek to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship. We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will continue to generate lower cost deposits, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

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

Use Our Existing Infrastructure as a Platform for Growth.  We have made significant investments in our banking infrastructure in order to be able to support our growth. We believe that this infrastructure can accommodate significant additional growth without proportionate increases in expense. We believe that this infrastructure enables us to maximize efficiencies in both our regional market and our national affinity group market through economies of scale as we grow without adversely affecting our relationships with our customers.

Commercial Banking Operations

Deposit Products and Services. We offer our depositors a wide range of products and services, including:

•
checking accounts, featuring no required minimum balance, no monthly maintenance fees, competitive interest rates, rebates on automated teller machine fees, free debit Visa check card and overdraft protection plans; and premium checking accounts with free online bill paying, an enhanced debit Visa check card or an automated teller machine (ATM) card;

•	savings accounts;

•	health savings accounts;

•	money market accounts;

•	individual retirement accounts, including Roth and education IRAs as well as traditional IRAs;

•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;

•	certificates of deposit; and

•	stored value and payroll cards.

Lending Activities.  At December 31, 2010, we had a net loan portfolio of $1.60 billion, representing 66.6% of our total assets at that date. We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 purchased participations in loans originated by an affiliated third party, one of which was paid off in 2008. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal (consumer) loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2010, commercial, construction and commercial mortgage loans made up $1.23 billion, or 75.8%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While originating loans, we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower. We typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not typically engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. We analyze credit risk prior to making commercial loans on an individual loan basis.  We consider relevant aspects of the borrower’s financial position and cash flows, past borrower performance, our knowledge of local market conditions, side collateral and the ratio of the loan amount to estimated property value, which can vary depending on those factors. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, or LIBOR, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending.  We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten with an emphasis upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2010, commercial term loans amounted to $327.8 million or 20.3% of our total loan portfolio.

Commercial Mortgage Lending.  We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2010, commercial mortgages amounted to $580.8 million or 35.9% of our total loan portfolio.

Commercial Lines of Credit.  We offer lines of credit to businesses which are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. Lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2010, loans drawn from our outstanding commercial lines of credit amounted to $114.0 million or 7.0% of our total loan portfolio.

1-4 Family Construction Loans.  We make loans to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. As of December 31, 2010, construction loans amounted to $92.2 million or 5.7% of our total loan portfolio.

Commercial Construction, Acquisition and Development.  We make construction loans on commercial and industrial properties that later require permanent financing. As of December 31, 2010, acquisition and development loans amounted to $69.4 million or 4.3% and commercial construction loans amounted to $41.5 million or 2.6% of our total loan portfolio, respectively.

Direct Lease Financing.  We make leases for commercial and municipal automobile fleets and additionally make equipment leases. As of December 31, 2010, direct lease financing amounted to $103.3 million or 6.4% of our total loan portfolio.

Consumer Loans.  We provide loans to consumers to finance personal residences, automobiles, home improvements and for other purposes. The majority of our consumer loans are secured by either the borrower’s securities portfolio or residence, typically in a first or second lien position. As of December 31, 2010, consumer loans amounted to $287.3 million or 17.8% of our total loan portfolio.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan and mortgage centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed. We include these fees as a component of interest expense in calculating our net interest margin. In each of the years ended December 31, 2010 and 2009, these fees aggregated $2.3 million. These amounts include fees paid related to stored value (prepaid cards), healthcare accounts and merchant card processing which are described below.

Stored Value Cards.  We have developed stored value card programs for insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and general purpose re-loadable cards. Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard, and Discover. Our stored value (prepaid cards) generate non-interest income through interchange and cardholder fees and low-cost deposits from the amounts delivered to us to fund the cards.

Healthcare Accounts. We have developed relationships with healthcare providers, third-party administrators and benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our health savings account program provides entities a turnkey, low-cost way to provide this benefit to their members. Under these programs, we open health savings accounts offered in a privately labeled banking environment, which enables the affinity group’s members to access account information, conduct transactions and process payments to healthcare providers. The health savings accounts provide us with a source of interest checking deposits.

Merchant Card Processing.  We operate systems and act as the depository institution for the processing of credit and debit card transactions by merchant establishments. We also act as the bank sponsor and the depository institution for independent service organizations that operate similar systems. We have created banking products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. These relationships are a source of demand deposits and fee income.

Wealth Management.   We have developed strategic relationships with limited-purpose trust companies, registered investment advisors, broker-dealers and other firms in the wealth management marketplace. We provide customized, private label demand, money market and security-backed loan products to the client base of these groups.

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

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

•	fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

•	issuance and servicing of debit cards;

•	compliance and internal audit;

•	call center customer support;

•	access to automated teller machine networks;

•	processing and temporarily funding residential mortgage loans we will not hold in our portfolio;

•	bank accounting and general ledger system; and

•	data warehousing services.

Because we outsource these operational functions to experienced third-party service providers that have the capacity to process a high volume of transactions, we believe we can more readily and cost-effectively respond to growth than if we sought to develop these capabilities internally. Should any of our current relationships terminate, we believe we could secure the required services from an alternative source without material interruption of our operations.

Sales and Marketing

Commercial Banking. Our regional banking operation targets a customer base of professionals and business owners in the Philadelphia-Wilmington area and uses a personal contact/targeted media advertising approach. This program consists of:

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

Affinity Group Banking.  Because of the national scope of our affinity group banking operation, we use a personal sales/targeted media advertising approach.  This program consists of:

•	print advertising;

•	attending and making presentations at trade shows and other events for targeted affinity organizations;

•	direct mail; and

•	direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

 Loan Production Offices.  We maintain two loan production offices in the Philadelphia metropolitan area. We established these offices to serve suburban areas south (our Exton, Pennsylvania office) and north (our Warminster, Pennsylvania office) of center city Philadelphia. In addition, we maintain two offices to market and administer our leasing programs, one in Maryland and one in Florida.

Marketing Staff.  Our marketing staff focuses on marketing to particular affinity groups and the targeted audience of our Philadelphia regional banking operations.

Technology

Core and Internet Banking Systems.  We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Fidelity National Information Services, Inc. (previously M&I Data Services). These systems principally include those for general ledger and deposit, loan and check processing, consumer electronic banking and business electronic banking.

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

System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows Server 2003 and 2008 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2008 R2, Microsoft .NET Framework, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server is backed up to a storage area network that replicates across locations. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

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

Competition

We believe that our principal competitors for loans and regional deposits are mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, M&T Bank and Republic Bank. We also face competition from internet-based banks, and from banks, such as ING Direct and E-Trade Bank, that provide internet banking services as part of their overall banking environment. We also directly compete with Virtual Bank, an internet-based bank that provides private labeled financial services to affinity groups and communities. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations. While the banking industry is highly competitive, we believe we can compete effectively as a result of our focus on small to mid-size businesses and their principals, a market segment we believe is under-served in our region and, with respect to our affinity group operations, as a result of our ability to customize our product offerings to the affinity group’s needs.  However, many of our competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources and longer operating histories which may make it difficult for us to compete effectively. Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve. We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner. The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

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

Federal Regulation

As a financial holding company, we are subject to regular examination by the Federal Reserve and must file annual reports and provide any additional information that the Federal Reserve may request. Under the Bank Holding Company Act of 1956, as amended, which we refer to as the BHCA, a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or merge or consolidate with another financial holding company, without the prior approval of the Federal Reserve.

Permitted Activities.  The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers. We have no present plans to engage in any of these activities other than through the Bank.

Change in Control.  The BHCA prohibits a company from acquiring control of a financial holding company without prior Federal Reserve approval of an application. Similarly, the Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a financial holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a financial holding company is presumed to be an acquisition of control of the holding company if:

•	the financial holding company has a class of securities registered under Section 12 of the Securities Exchange Act of 1934; or

•	no other person will own or control a greater percentage of that class of voting securities immediately after the transaction.

An acquisition of 25% or more of the outstanding shares of any class of voting securities of a financial holding company is conclusively deemed to be the acquisition of control. In determining percentage ownership for a person, Federal Reserve policy is to count securities obtainable by that person through the exercise of options or warrants, even if the options or warrants have not then vested.

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

Regulatory Restrictions on Dividends. It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Holding Company Liability,” below. Federal Reserve policies also affect the ability of a financial holding company to pay in-kind dividends.

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. See “Delaware Regulation” below. In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Holding Company Liability. Under Federal Reserve policy a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support.  The Dodd-Frank Act codified this policy as a statutory requirement.  Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources.  As discussed below under “Prompt Corrective Action,” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a financial holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Capital Adequacy. The Federal Reserve and the FDIC have issued standards for measuring capital adequacy for financial holding companies and banks. These standards are designed to provide risk-based capital guidelines and to incorporate a consistent framework. The risk-based guidelines are used by the agencies in their examination and supervisory process, as well as in the analysis of any applications. As discussed below under “Prompt Corrective Action,” a failure to meet minimum capital requirements could subject us or the Bank to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, termination of deposit insurance by the FDIC and placing the Bank into conservatorship or receivership.

In general, the risk-related standards require banks and financial holding companies to maintain capital based on “risk-adjusted” assets so that the categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and financial holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

In light of the Dodd-Frank Act, beginning in July, 2011, our financial holding company status will also depend upon our maintaining our status as “well capitalized” and “well managed” under applicable Federal Reserve regulations.   If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.  In addition, the Federal Reserve may require divestiture of the holding company’s depository institution if the deficiencies persist.

 The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2010, we and the Bank had total capital to risk-adjusted assets ratios of 13.24% and 11.85%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 11.99% and 10.60%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2010, we and the Bank had leverage ratios of 8.37% and 7.39%, respectively.

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

The Dodd-Frank Act includes certain related provisions which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2010, our total risk-based capital ratio was 13.24%, our Tier 1 risk-based capital ratio was 11.99% and our leverage ratio was 8.37%, while the Bank’s ratios were 11.85%, 10.60% and 7.39%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2013.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from seven to twenty-four basis points for the healthiest institutions (Risk Category I) to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2010, the Bank’s DIF assessment rate was 15.58 basis points.

On February 27, 2009, the FDIC announced an interim rule pursuant to which it would impose an emergency special assessment of $0.20 per $100 of domestic deposits for all banks to be collected on September 30, 2009.  The assessment base for the emergency special assessment would be the same as the assessment base for the second quarter risk-based assessment.  In addition, the FDIC’s interim rule provided the FDIC with authority to impose an additional emergency special assessment of up to 10 basis points if at the end of any quarter the FDIC determines that the DIF’s reserve ratio has fallen close to zero or negative. In May 2009, the FDIC adopted the final rule, effective June 30, 2009, that imposed a special assessment of five cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to $0.10 per $100 of assessable deposits for the second quarter.

On November 12, 2009, in order to strengthen the cash position of the FDIC’s DIF immediately, the FDIC required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.  Under the rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment was collected on December 30, 2009 and was mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). We recorded a prepaid assessment of approximately $10.0 million, which according to the rule was recorded as a prepaid expense (asset) as of December 30, 2009.  The prepaid assessment will be amortized and recognized as an expense over the following three years, as of December 31, 2010 $5.9 million of the prepaid assessment remained.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011.  The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions.  The FDIC proposed to create a two tier system—one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets.  These proposals did not apply to us or the Bank.

On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits.  The final rule generally becomes effective on April 1, 2011.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2010, the Bank’s limit on loans-to-one borrower was $29.8 million ($49.7 million for secured loans). At December 31, 2010, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $40.8 million, which was secured by real estate.

Transactions with Affiliates and other Related Parties.   There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.   Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2010, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied.  Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain assets sales to and from an insider to an institution including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The federal banking agencies have issued  a model privacy notice for use by financial institutions in 2011.  These model notices have been adopted for use by the Bank and are being implemented accordingly.

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

Section 315 of the FACT Act requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In accordance with this rule,  the Bank was  required to adopt “reasonable policies and procedures” to:

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

Bank Secrecy Act (BSA) Anti-Money Laundering (AML) and Related Regulations.  The BSA, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial crimes including but not limited to money laundering and terrorist financing.   These rules are administered by the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved  written BSA-AML program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies and procedures); and (4) requiring independent testing to ensure appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report (SAR) when suspicious activity is observed.  The BSA also contains numerous recordkeeping requirements.

On June 21, 2010, FinCEN proposed new rules related to the expansion of BSA-related requirements to the prepaid card industry by imposing requirements on “prepaid access providers.”  No final rules have been issued, however it is likely that any final rule in this area will impact the compliance obligations of the Bank including prompting changes to the Bank’s BSA-AML Program.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which we refer to as the USA PATRIOT Act, amended, in part, the Bank Secrecy Act, by providing for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by non-financial trades and businesses filed with the Treasury Department’s FinCEN for transactions exceeding $10,000; (4) filing suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws or regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act,  FinCEN, can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank must  search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must report specific information to FinCEN and implement other internal compliance procedures in accordance with the Bank’s BSA - AML compliance procedures.

The Office of Foreign Assets Control, which we refer to as OFAC, which is a division of the U.S. Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account, and peform additional procedures as required by OFAC regulations.  If the Bank is asked to engage in transactions impacting any sanctioned country, it must comply with the requirements of any sanctions program.  . The Bank checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Other consumer protection regulations.  The Bank is subject to a wide range of consumer protection regulations which may have an enterprise-wide impact or may principally govern its lending or deposit operations.  To the extent the Bank engages third party service providers in any aspect of its products and services, these third parties may also be subject to compliance with applicable law, and must therefore be subject to Bank oversight.

Unfair or deceptive acts or practices.  Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce.  The Dodd-Frank Act codifies this prohibition, and expands it even further by prohibiting “abusive” practices as well.  These prohibitions, which we refer to as UDAP, apply in all areas of the Bank, including marketing and advertising practices,  product features, terms and conditions,  operational practices, and the conduct of third parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to consumers.

The federal bank regulatory agencies have issued a joint, final rule on unfair or deceptive acts or practices, specifically as they pertain to credit card products.  The rule confirms the agencies’ respective authorities to regulate any unfair or deceptive acts or practices engaged in by banks, and prohibits five specific acts or practices relating to credit card accounts that the agencies identified as “unfair.” The five rules pertaining to credit card accounts relate to (1) time to make payments; (2) allocation of payments; (3) interest rate increases; (4) two-cycle billing; and (5) financing of security deposits and fees.  We do not issue credit cards and were not directly impacted by these changes.

The Bank’s loan operations are also subject to federal consumer protection laws applicable to credit transactions, including but not limited to:

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

•	the “Fair Debt Collection Practices Act,” governing the manner in which consumer debts may be collected by collection agencies;

•
the “Home Ownership and Equity Protection Act” and Regulation prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting certain mortgage lending activities and advertising and mortgage disclosure standards.

•	the “Service Members Civil Relief Act;” and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws;

In addition to the foregoing, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

The deposit operations of the Bank are subject to various consumer protection laws including but not limited to:

•	the “Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the “Expedited Funds Availability Act” which establishes standards related to when financial instituions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors;

•
the “Electronic Fund Transfer Act” and which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

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

•	a service test, which evaluates the provision of services that promote the availability of credit to low-and moderate-income areas; and

•
an investment test, which evaluates an institution’s record of investments in organizations designed to foster community development, small-and- minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

The Bank was examined for CRA compliance in 2010 and received a “satisfactory” rating for the 2010 examination.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2010, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.1 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $48.1 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2010, the Bank met these requirements by maintaining $105.8 million in cash and balances at the Federal Reserve Bank.

Actions taken by Congress and bank regulatory agencies in response to market instability.  In response to the widely-publicized adverse conditions in the U.S. banking and financial system, Congress, the U.S. Treasury Department and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008,  provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of troubled assets, which included residential or commercial mortgages and any securities, obligations, or other instruments that were based on or related to such mortgages, that in each case were originated or issued on or before March 14, 2008. The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve determined the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing to the appropriate committees of the U.S. Congress.

Under this authority, the Treasury Department implemented the TARP Capital Purchase Program, or CPP, whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. Under the CPP, in conjunction with the purchase of senior preferred shares, the Treasury Department also received warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment.

Recipients of CPP funding under TARP were subject to the Treasury Department’s standards for executive compensation and corporate governance, for the period during which the Treasury Department held equity issued under the CPP. The executive compensation requirements apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. Requirements include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) a required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) a prohibition from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Moreover, recipients of CPP funding were required to agree, as a condition to participating in the program, that the Treasury Department could  unilaterally amend the terms of the CPP program or impose new restrictions on recipients, in order to comply with any changes in applicable federal statutes.

We entered into a transaction with the Treasury Department on December 12, 2008 pursuant to which we received $45.2 million in exchange for issuing 45,220 shares of our Series B preferred stock at a 5% annual dividend rate for the first five years, and a 9% annual dividend thereafter if the preferred shares are not redeemed by us.  We repurchased all of the Series B preferred stock on March 10, 2010.  Furthermore, the Treasury Department received 10-year warrants to purchase 1,960,405 shares of our common stock at a purchase price $3.46 per share. The number of warrants issued to the Treasury Department was reduced by 50%, to 980,203 as we subsequently raised an amount of qualifying capital which, by regulation, resulted in that reduction. We repurchased all outstanding warrants on September 8, 2010 for $4.8 million.  Since we have repaid all obligations under TARP, we will experience no further financial impact from it.

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

Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program, or TAGP, non-interest bearing transaction accounts are fully insured through December 31, 2012. Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided under the DIF. We do not participate in the TAGP.

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the Dodd-Frank Act) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

Term Asset-Backed Securities Loan Facility.  Among other liquidity programs, the Federal Reserve established the Term Asset-Backed Securities Loan Facility, or TALF, to provide non-recourse loans secured by eligible asset-backed securities, or ABS. The TALF was designed to increase credit availability and support economic activity by facilitating the issuance of ABS that are collateralized by certain consumer and small business loans.  As part of the Treasury Department’s Financial Stability Plan, (described below) that the Federal Reserve announced on February 10, 2009, eligible ABS were expanded to include certain newly-issued commercial mortgage backed securities, or CMBS. The Federal Reserve ceased making loans secured by ABS on March 31, 2010 and by newly-issued CMBS on June 30, 2010.

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

The “making home affordable” program offers assistance to homeowners unable to refinance their loans by providing access to low-cost refinancing on conforming loans owned by the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. In addition, the program provides a $75 billion homeowner stability initiative to prevent foreclosures, increased funding to FNMA and FHLMC and an increase in the size of the mortgage portfolios that FNMA and FHLMC may retain.

Truth in Lending Act regulatory amendments.  The Federal Reserve adopted a final rule amending regulations implementing the Truth in Lending Act to revise the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans. The final rule imposes new format, timing, and content requirements for credit card applications and solicitations, as well as for the disclosures that consumers receive with regard to open-end accounts.  We do not issue credit cards and were not directly impacted by these changes.

Truth in Savings Act regulatory amendments.  The Federal Reserve adopted a final rule amending regulations implementing the Truth in Savings Act to address depository institutions’ disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned item fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts.  We complied with these changes by the required January 1, 2010 date.

Electronic Fund Transfer Act regulatory amendments.  The Federal Reserve has adopted a rule addressing certain consumer protection proposals relating to the assessment of overdraft fees by banks. This rule was effective July 1, 2010. The rule allows consumers to either opt-out or opt-in to an institution’s overdraft service for the payment of ATM and one-time debit card overdrafts before the institution may charge a fee for the service. The rule also prohibits institutions from conditioning the payment of overdrafts for checks or other types of transactions on the consumer also opting in to the institution’s payment of overdrafts for ATM and one-time debit card transactions.  The scope was limited to debit card transactions.   The Federal Reserve also implemented provisions of the CARD Act, which impacted prepaid cards and fees and disclosures related thereto.  The final rule was effective on August 22, 2010, but contained an extension to January 31, 2001 for certain cards based on the EcoGift Card Act..  These amendments impacted the Bank and resulted in operational changes in various areas of the Bank’s business, particularly in connection with the issuance of prepaid cards.  .

Regulatory Reform.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.

•	Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, from availing themselves of such preemption.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.

•
Increase the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

·	Allow de novo interstate branching by banks.

·
Give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve has proposed rules under this provision that would limit the swipe fees that a debit card issuer can charge merchants to seven to 12 cents per transaction, subject to an undetermined adjustment for fraud prevention costs.  Final regulations are due nine months after enactment of the Dodd-Frank Act.

·	Increase the authority of the Federal Reserve to examine the holding companies and their non-bank subsidiaries.

·	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

·	Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met. These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds. Further details on the scope of the Volcker Rule and its exceptions are expected to be defined in regulations due to be issued later in 2011.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years.  Specific rulemaking intended to implement provisions of the Dodd-Frank Act is underway and are addressed elsewhere in this Section as applicable.  It is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations. We cannot predict whether, or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Federal Regulatory Guidance on Incentive Compensation.  On June 21, 2010, federal banking regulators released final guidance on sound incentive compensation policies for banking organizations.  This guidance, which covers all employees that have the ability to materially affect the risk profile of an organization either individually or as part of a group, is based upon  key principles including: (1) incentive compensation arrangements at a banking organization should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (2) these arrangements should be compatible with effective controls and risk-management; and (3) these arrangements should be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The final guidance seeks to address the safety and soundness risks of incentive compensation practices to ultimately be sure that compensation practices are not structured in a manner to give employees incentives to take imprudent risks.  Federal regulators intend to actively monitor the actions being taken by banking organizations with respect to incentive compensation arrangements and will review and update their guidance as appropriate to incorporate best practices that emerge.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations such as ours, that are not considered “large, complex banking organizations.”  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management controls or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the Federal Reserve, the Office of Comptroller of the Currency and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and that are deemed to be excessive, or that may lead to material losses.

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

Delaware Regulation

General. As a Delaware financial holding company, we are subject to the supervision of and periodic examination by the Delaware Office of the State Bank Commissioner and must comply with the reporting requirements of the Delaware Office of the State Bank Commissioner. The Bank, as a banking corporation chartered under Delaware law, is subject to comprehensive regulation by the Delaware Office of the State Bank Commissioner, including regulation of the conduct of its internal affairs, the extent and exercise of its banking powers, the issuance of capital notes or debentures, any mergers, consolidations or conversions, its lending and investment practices and its revolving and closed-end credit practices. The Bank also is subject to periodic examination by the Delaware Office of the State Bank Commissioner and must comply with the reporting requirements of the Delaware Office of the State Bank Commissioner. The Delaware Office of the State Bank Commissioner has the power to issue cease and desist orders prohibiting unsafe and unsound practices in the conduct of a banking business..

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

Employees

As of February 15, 2011, we have 373 employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to Our Business

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. At December 31, 2010, the ratio of the allowance for losses to loans was 1.49%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The Bank’s provision for loan losses increased in 2010 compared to prior years.   The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of the allowance is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially and adversely affect our earnings and profitability.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our provision for loan losses, we will have to increase the provision for loan losses in our income statement which will reduce our income.

Recessionary conditions in the U.S. economy and significant dislocations in the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have been subject to considerable stress. This stress has resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined significantly. Weak economic conditions could further harm our financial condition and results of operations.  We have previously recognized impairments on securities which are more likely to result in weak economic environments.

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

We expect to continue to experience significant growth in the amount of our assets, the level of our deposits and the scale of our operations. Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures and manage a growing number of customer relationships. We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Consequently, our continued growth may place a strain on our administrative and operational infrastructure. Any such strain could increase our costs, reduce or eliminate our profitability and reduce the price at which our common shares trade.

Changes in interest rates could reduce our income, cash flows and asset values.

Our consolidated income and cash flows and the value of our consolidated assets depend to a great extent on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolio equity and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our consolidated net interest income, and therefore our consolidated earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that margins will increase as a result of increases in market rates or decreases in market rates.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2010, commercial loans were 27.3% of total loans, construction loans were 12.6% of total loans and commercial mortgage loans were 35.9% of total loans. Accordingly, at December 31, 2010, our loan portfolio was concentrated in commercial, construction and commercial mortgage loans which comprised $1.23 billion, or 75.8%, of our total loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

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

We have relied to some extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Wholesale and brokered deposits are highly sensitive to changes in interest rates paid on such deposits and, accordingly, can be a volatile source of funding.  Although these funding sources amounted to only 6.0% of our total deposits at December 31, 2010 and 7.6% at December 31, 2009, they represented 23.5% of total deposits at December 31, 2008.  If we are not successful in obtaining wholesale funding, we may be unable to continue our growth, or could experience contraction in our total assets. In addition, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds; increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC. Although the Bank is currently deemed to be well capitalized, a change from that classification could also hurt our growth or cause our total assets to contract.

We operate in a highly competitive market and geographic area.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, insurance companies and money market mutual funds. Competition for financial services in the Philadelphia-Wilmington metropolitan area, which is our principal service area, is very strong. This geographic area includes offices of many of the largest financial institutions in the nation. Most of those competing institutions have much greater financial and marketing resources than we have and far greater name recognition. Due to their size, many of our competitors can achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing structures for those products and services. Moreover, because we are smaller and less well-established, we may have to pay higher rates on our deposits or offer more free or reduced-cost services in order to attract and retain customers. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours. As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $1.30 billion at December 31, 2010. (Also see “Current Developments”) .We provide oversight to our affinity groups which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2010 to any one customer or related group of customers was $29.7 million for unsecured loans and $49.5 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquired through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

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

We obtain essential technological and customer services support for the systems we use from third-party providers. We outsource our check processing, check imaging, electronic bill payment, statement rendering, internal audit and other services to third- party vendors. For a description of these services, you should read Item 1, “Business—Other Operations—Third-Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our earnings could decrease, we could experience losses and we could lose customers.

We may be affected by government regulation.

We are subject to extensive federal and state banking regulation and supervision. The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, capital structure, investment practices, dividend policy and growth. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations.  Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships and other operational practices (see "Business--Regulation Under Banking Law") could result in regulatory sanctions and possibly third-party liabilities.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

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

We believe that our future success will depend upon the expertise of, and customer relationships established by Betsy Z. Cohen, our chief executive officer, and other members of senior management. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to hire highly qualified and experienced personnel, our ability to attract deposits or loan customers may be materially adversely affected. The executive compensation restrictions that may in the future be imposed on us as a result of our participation in government programs, may adversely affect our ability to retain or attract qualified personnel. If we cannot do so, we expect that our operations, income, and financial condition and competitive position will be harmed.

Potential acquisitions may disrupt our business and dilute stockholder value.

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

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, under the new law all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could reduce our net interest income.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank and financial holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks;  however, we expect that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

New lines of business or new products and services may subject us to additional risks

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could reduce our income, or cause us to experience losses.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Oversight management of third parties through which we acquire deposit accounts may be deemed to be stressed by the growth in those third parties. Although we have engaged a consultant to critique, analyze and make recommendations to assure adequate oversight controls and practices for our third party portfolio given its growth profile, our regulators and our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased noninterest expense.

Any future FDIC insurance premium increases will adversely affect our earnings.

In November 2009, the FDIC adopted a rule requiring banks to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In addition, the FDIC increased the general assessment rate; therefore, our FDIC general insurance premium expense has increased compared to prior periods.  Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will affect our earnings. On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits.  The final rule generally becomes effective on April 1, 2011.

Risks related to ownership of our common stock.

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

There may be future sales or other dilution of our equity that may adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, including regulatory requirements, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock, and the existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that the federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.  Even if the Bank has the capacity to pay dividends, which it currently does, it is not obligated to pay the dividends.  Its Board of Directors may determine as it did in 2010, 2009 and 2008, to retain earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are the lessee of ten premises. Our banking and operations facilities occupy 33,950 square feet in Wilmington, Delaware under a lease expiring in 2018. The rent is currently $65,016 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014. The rent is currently $56,739 per month and escalates yearly based upon scheduled increases in base rent and actual increases in premises operating costs over specified base rates.  We sublease portions of our Philadelphia space to affiliated entities. We use the Philadelphia space for our executive offices. We pay aggregate rent of $8,371 per month for our two Philadelphia-area loan production offices, and $4,617 per month for our Maryland automobile leasing offices. We pay $6,449 per month for our Florida leasing office. We pay rents of $3,054 per month for our two Minnesota offices. We also hold a sublease on 23,255 square feet of space in Sioux Falls, South Dakota for our stored value (prepaid card) and various other operations expiring in 2014. The rent is currently $58,457 per month. We also hold a lease on 2,579 square feet of space in Chicago, Illinois for Small Business Lending staff expiring in 2015. The rent is currently $2,945 per month. We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

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

Quarter Ended	Price Range
	High	Low
2009
March 31, 2009	$4.54	$2.35
June 30, 2009	$7.90	$3.86
September 30, 2009	$8.07	$5.25
December 30, 2009	$7.30	$5.01

2010
March 31, 2010	$9.08	$6.09
June 30, 2010	$9.66	$7.17
September 30, 2010	$8.09	$6.17
December 30, 2010	$10.31	$6.40

As of January 27, 2011, there were 26,181,281 shares of common stock outstanding held of record by 2,078 persons.

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

Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law.”

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

Securities authorized for issuance under equity compensation plans *

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
1999 Omnibus plan	853,250	$11.04	32,500
2003 Omnibus plan	540,364	$10.87	-
2005 Omnibus plan	911,250	$10.35	19,375
Total	2,304,864	$10.72	51,875

* All plans authorized have been approved by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2005 (the date our common stock began trading on NASDAQ) and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
The Bancorp, Inc.	100.00	185.00	84.13	23.44	42.88	63.56
NASDAQ Bank Stock Index	100.00	106.14	82.72	62.93	51.28	57.38
NASDAQ Composite Stock Index	100.00	111.79	122.76	72.99	105.02	122.78

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. We derived the selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
Income Statement Data:	(in thousands, except per share data)
Interest income	$82,732	$79,759	$94,851	$106,537	$80,968
Interest expense	14,539	16,050	40,632	53,868	36,695
Net interest income	68,193	63,709	54,219	52,669	44,273
Provision for loan and lease losses	19,287	13,000	12,500	5,400	2,975
Net interest income after provision for loan
and lease losses	48,906	50,709	41,719	47,269	41,298
Non-interest income (loss)	20,596	11,457	(8,118)	7,614	5,038
Non-interest expense	61,748	55,816	96,873	31,205	25,505
Net income (loss) before income tax
(benefit)	7,754	6,350	(63,272)	23,678	20,831
Income tax (benefit)	2,532	2,248	(20,892)	9,338	8,331
Net income (loss)	5,222	4,102	(42,380)	14,340	12,500
Less preferred stock dividends and accretion	(6,242)	(3,760)	(243)	(68)	(75)
Income allocated to Series A preferred
shareholders	-	-	-	(115)	(110)
Net income (loss) available to common
shareholder	$(1,020)	$342	$(42,623)	$14,157	$12,315
Net income (loss) per share - basic	$(0.04)	$0.02	$(2.93)	$1.02	$0.90
Net income(loss) per share - diluted	$(0.04)	$0.02	$(2.93)	$0.98	$0.86

Balance Sheet Data:
Total assets	$2,395,723	$2,043,534	$1,792,375	$1,568,382	$1,334,838
Total loans, net of unearned costs	1,619,195	1,523,722	1,449,349	1,286,789	1,064,819
Allowance for loan and lease losses	24,063	19,123	17,361	10,233	8,400
Total cash and cash equivalents	472,319	354,459	179,506	82,158	137,121
Deposits	2,024,097	1,654,509	1,525,362	1,278,317	1,069,255
Federal Home Loan Bank advances	87,000	100,000	60,000	90,000	100,000
Shareholders' equity	198,906	245,203	180,403	176,259	148,908

Selected Ratios:
Return on average assets	0.23%	0.22%	nm	1.04%	1.19%
Return on average common equity	2.45%	1.99%	nm	9.15%	8.90%
Net interest margin	3.28%	3.74%	3.44%	3.90%	4.32%
Book value per common share	$7.60	$7.64	$9.21	$12.01	$10.76

Selected Capital and Asset Quality Ratios:
Equity/assets	8.30%	12.00%	10.07%	11.24%	11.16%
Tier I capital to average assets	8.37%	12.68%	10.10%	9.18%	12.28%
Tier 1 capital to total risk-weighted assets	11.99%	15.81%	11.72%	10.15%	13.50%
Total capital to total risk-weighted assets	13.24%	17.06%	12.87%	10.95%	14.28%
Allowance for loan and lease losses to total
loans	1.49%	1.26%	1.20%	0.80%	0.79%

nm--not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Repurchase and Retirement of Preferred Stock and Stock Warrants

On March 10, 2010, we redeemed all our outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock $45.2 million issued under the Trouble Assets Relief Program (TARP) for $45.2 million. We participated in the TARP by issuing to the U.S. Treasury non-voting perpetual preferred stock for a purchase price of $45.2 million and a stock warrant to purchase 1,960,405 shares of our common stock, exercisable at a price of $3.46 per share.  As a result of repurchasing the TARP preferred stock, we accelerated the remaining accretion of the issuance discount on the TARP preferred stock of $5.8 million and recorded a corresponding charge to retained earnings and income (loss) applicable to common shareholders in the calculation of earnings per common share.  Repayment saves us approximately $3.8 million in annual dividends and accretion, comprised of $2.3 million in cash dividends and $1.5 million of accretion.

The amount of common stock for which the stock warrant was exercisable was reduced from 1,960,405 shares to 980,203 shares in 2009 due to the “qualifying capital” we raised in that year.  On September 8, 2010, we repurchased the remaining 980,203 outstanding warrants issued to the Treasury Department for $4.8 million. Accordingly, there will be no further impact related to TARP, all obligations of which have been paid.

Current Developments

As described in “Recent Developments” in our September 30, 2010 Form 10-Q, the advisors of a third party, through which we provide deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification we and our customer changed the practices and by September 30, 2010 we believe these practices were in accordance with FDIC guidance in Financial Institution Letter  number 81 issued on November 24, 2010. The FDIC has notified us that a formal action should be anticipated in connection with various compliance management issues including past overdraft charging practices, collections practices and transaction error resolution in alleged violation of Section 5 of the Federal Trade Commission Act. We believe that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  Our customer has contractually indemnified the Bank for portions of such liabilities. The Bank believes that such indemnification would be collectible.  Since we plan to augment our compliance management system and will be subject to related FDIC requirements, we anticipate that our noninterest expense will increase.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses and our determination of the fair value of financial instruments involve a higher degree of judgment and complexity than our other significant accounting policies.

We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses. Any such additional provisions for loan losses will be a direct charge to our earnings.  See “Allowance for Loan and Lease Losses”.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. Our valuation methods and inputs consider factors such as types of underlying assets or liabilities, rates of estimated credit losses, interest rate or discount rate and collateral. Our best estimate of fair value involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the income statement. If management believes market value losses are temporary and that we have the ability and intention to hold those securities to maturity, we recognize the reduction in other comprehensive income, through equity.

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

Results of Operations

Net Income: 2010 compared to 2009.  Net income for 2010 was $5.2 million, compared to net income of $4.1 million for 2009.  The increase reflected a $6.9 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and a $4.5 million increase in net interest income which were offset by a $6.3 million increase in the provision for loan and lease losses and a $5.9 million increase in non-interest expense. In 2009, OTTI amounted to $2.2 million, compared to $135,000 in 2010.  The higher non-interest income primarily resulted from higher volumes of prepaid card transactions and higher merchant acquiring fees, which resulted from processing higher volumes of merchant credit, debit and clearing house transactions as well as increases in leasing income and other categories. Higher net interest income resulted primarily from higher loan and investment balances and a lower cost of funds.  In 2010, we continued to grow lower cost deposits while reducing local higher cost deposit balances.  Accordingly, our Philadelphia area deposits, reflecting decreases in higher cost deposit balances, decreased to $237.5 million at December 31, 2010 from $375.9 at December 31, 2009.  Prepaid card, wealth management, healthcare and merchant card related deposits all grew in 2010.  There was a  diluted loss per share of $0.04 for 2010 compared to diluted earnings per share of $0.02 for 2009.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share reflected a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of  related  cash dividends paid prior to the repurchase. A total of $3.8 million of dividend and accretion on the preferred stock was reflected in the 2009 earnings per share calculation.

Net Income: 2009 compared to 2008. Net income for 2009 was $4.1 million, compared to a net loss of $42.4 million for 2008. The loss in 2008 resulted from a $51.9 million impairment of goodwill and an OTTI charge of $19.9 million.  Diluted earnings per share were $0.02 for 2009 compared to a net loss per share of $2.93 for 2008. As a result of our participation in the TARP Capital Purchase Program, 2009 earnings per common share reflected $2.3 million of preferred stock dividends and accretion of $1.5 million for the imputed dividend cost related to our issuance of common stock purchase warrants to the Treasury Department. The resulting after tax total of $3.8 million, which served to reduce income available to common shareholders, compared to $243,000 in 2008. Amounts in 2008 primarily reflected the Series A preferred stock.

Net Interest Income: 2010 compared to 2009. Our net interest income for 2010 increased to $68.2 million from $63.7 million for 2009, while our interest income for 2010 increased to $82.7 million from $79.8 million for 2009. The increase in interest income resulted from higher balances of loans and securities.  Our average loans and leases increased to $1.57 billion in 2010 from $1.48 billion for 2009, while related interest income increased $715,000.  Our average investment securities increased to $213.2 million for 2010 from $133.1 million for 2009, while related interest income increased $1.8 million.  The increase in net interest income also reflected a lower cost of funds. The impact of the reductions in rates by the Federal Reserve beginning in the second half of 2007 and through 2010 continued as rates remained at historic lows in 2010. Interest expense decreased by $1.5 million in 2010, reflecting lower deposit rates and changes in the mix of our deposits to lower rate deposit categories.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2010 decreased to 3.28% from 3.74% for 2009, a decrease of 46 basis points. The decrease in the net interest margin resulted primarily from lower asset yields which decreased more than the cost of funds. For 2010 the average yield on our interest-earning assets decreased to 3.97% from 4.68% for 2009, a decrease of 71 basis points. The cost of interest-bearing deposits decreased to 1.22% for 2010 from 1.39% for 2009, a decrease of 17 basis points, while the cost of interest-bearing liabilities decreased to 1.27% for 2010 from 1.43% for 2009, a decrease of 16 basis points. Total cost of funds, including interest bearing and non interest bearing liabilities, amounted to .71% in 2010 compared to .99% in 2009. The decrease in cost of funds reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular a significant increase in demand (non-interest bearing) deposits.  In 2010, average demand (non-interest bearing) deposits amounted to $1.01 billion, compared to $529.5 million in 2009.The increase reflected increased balances from our largest affinity group. In 2010, average deposits amounted to $2.01 billion, compared to $1.56 billion in 2009. The growth reflected increases in balances associated with our stored value (prepaid card), wealth management, health savings and merchant card processing accounts.  Balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short term investments. We have liquidity sources in excess of that amount, and monitor our liquidity daily.  (See “Current Developments” for more information about the affinity group referred to above).

Net Interest Income: 2009 compared to 2008. Our net interest income for 2009 increased to $63.7 million from $54.2 million for 2008, while our interest income for 2009 decreased to $79.8 million from $94.9 million for 2008. Our average loans increased to $1.48 billion for 2009 from $1.41 billion for 2008. The decrease in our interest income in 2009 reflected the full year impact of the reductions in rates by the Federal Reserve beginning in the second half of 2007 throughout 2008 as rates remained at historic lows. Net interest income increased as the decrease in interest income was more than offset by the decrease in interest expense.

Our net interest margin for 2009 increased to 3.74% from 3.44% for 2008, an increase of 30 basis points. For 2009 the average yield on our interest-earning assets decreased to 4.68% from 6.03% for 2008, a decrease of 135 basis points. The cost of interest-bearing deposits decreased to 1.39% for 2009 from 3.14% for 2008, a decrease of 175 basis points, while the cost of interest-bearing liabilities decreased to 1.43% for 2009 from 3.12% for 2008, a decrease of 169 basis points. The net interest margin increase reflected decreases in our cost of funds which exceeded the decrease in yields from our interest-earning assets. The decrease in average yields was driven by market interest rate declines. The decrease in cost of funds further reflected an increase in lower cost transaction accounts and a reduction in certificates of deposit and other higher cost funds. The increase in lower cost transaction accounts allowed the bank to decrease average time deposit balances to $151.8 million for 2009, a decrease of $303.4 million or 66.7% from 2008. As a result of allowing higher cost interest-bearing deposits to roll off our balance sheet, average interest-bearing deposits decreased to $1.03 billion from $1.14 billion, a decrease of $103.5 million or 9.10%. The roll-off of the interest bearing deposits was largely offset by increases in our non-interest bearing demand deposits. Average non-interest bearing demand deposits increased $286.6 million for 2009 compared to 2008.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,567,947	$73,741	4.70%	$1,477,614	$73,074	4.95%
Leases-nontaxable*	1,038	64	6.17%	-	-	0.00%
Investment securities-taxable	164,238	6,181	3.76%	107,695	5,017	4.66%
Investment securities-nontaxable*	48,913	2,919	5.97%	25,449	2,041	8.02%
Interest bearing deposits	327,943	817	0.25%	39,271	87	0.22%
Federal funds sold	-	-	-	70,061	234	0.33%
Net interest-earning assets	2,110,079	83,722	3.97%	1,720,090	80,453	4.68%

Allowance for loan and lease losses	(21,676)			(18,632)
Other assets	183,850			135,917
	$2,272,253			$1,837,375

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing) **	$1,011,667	$1,311	0.13%	$529,477	$406	0.08%
Interest bearing deposits
Interest checking	622,116	7,870	1.27%	365,715	5,937	1.62%
Savings and money market	311,251	3,921	1.26%	516,356	5,959	1.15%
Time	69,169	457	0.66%	151,791	2,510	1.65%
Total interest bearing deposits	1,002,536	12,248	1.22%	1,033,862	14,406	1.39%
Total deposits	2,014,203	13,559	0.67%	1,563,339	14,812	0.95%

Short term borrowings	13,464	89	0.66%	44,895	329	0.73%
Repurchase agreements	8,637	27	0.31%	2,175	26	1.20%
Subordinated debt	13,211	864	6.54%	13,401	883	6.59%
Net interest bearing liabilities	1,037,848	13,228	1.27%	1,094,333	15,644	1.43%
Total cost of funds	2,049,515	14,539	0.71%	1,623,810	16,050	0.99%

Other liabilities	9,569			7,608
Total liabilities	2,059,084			1,631,418

Shareholders' equity	213,169			205,957
	$2,272,253			$1,837,375

Net interest income on tax equivalent basis *		69,183			64,403

Tax equivalent adjustment		990			694

Net interest income		$68,193			$63,709

Net interest margin *			3.28%			3.74%

* Full taxable equivalent basis, using a 34% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index and, therefore, classified as interest expense.

	Year ended December 31,
	2008
	Average		Average
	Balance	Interest	Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,408,041	$87,755	6.23%
Leases-nontaxable*	-	-	0.00%
Investment securities-taxable	120,529	6,104	5.06%
Investment securities-nontaxable*	-	-	0.00%
Interest bearing deposits	2,493	38	1.52%
Federal funds sold	42,819	954	2.23%
Net interest-earning assets	1,573,882	94,851	6.03%

Allowance for loan and lease losses	(13,384)
Other assets	143,765
	$1,704,263

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing) **	$242,859	$776	0.32%
Interest bearing deposits
Interest checking	183,996	4,889	2.66%
Savings and money market	498,156	12,594	2.53%
Time	455,165	18,175	3.99%
Total interest bearing deposits	1,137,317	35,658	3.14%
Total deposits	1,380,176	36,434	2.64%

Short term borrowings	123,558	3,193	2.58%
Repurchase agreements	2,568	51	1.99%
Subordinated debt	13,302	954	7.17%
Net interest bearing liabilities	1,276,745	39,856	3.12%
Total cost of funds	1,519,604	40,632	2.67%

Other liabilities	5,375
Total liabilities	1,524,979

Shareholders' equity	179,284
	$1,704,263

Net interest income on tax equivalent basis *		54,219

Tax equivalent adjustment		-

Net interest income		$54,219

Net interest margin *			3.44%

* Full taxable equivalent basis, using a 34% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index and, therefore, classified as interest expense.

In 2010, average interest-earning assets increased to $2.11 billion, an increase of $390.0 million, or 22.7%, from 2009. The increase reflected increased average balances of loans of $91.4 million or 6.2%, and increased average balances of investment securities of $80.0 million or 60.1%. Average demand deposits increased $482.2 million or 91.1% while average interest checking increased $256.4 million or 70.1%. Average savings and money market deposits decreased $205.1 million or 39.7%.  The reductions reflected intentional reductions of higher cost funds.  The Bank experienced growth in deposits relating to prepaid, wealth management, health savings accounts, merchant acquiring and other categories. Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively. Health savings balances increased as a result of existing and new third parties through whom these accounts are generated.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2008 through 2010. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2010 versus 2009			2009 versus 2008
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$3,363	$(2,696)	$667	$4,618	$(19,299)	$(14,681)
Bank qualified tax free loans net of
unearned discount	64	-	64	-	-	-
Investment securities-taxable	1,836	(672)	1,164	(620)	(467)	(1,087)
Investment securities-nontaxable	1,215	(337)	878	2,041	-	2,041
Interest bearing deposits	718	12	730	52	(3)	49
Federal funds sold	(117)	(117)	(234)	2,142	(2,862)	(720)
Total interest earning assets	7,079	(3,810)	3,269	8,233	(22,631)	(14,398)
Interest expense:
Demand deposits	$515	$390	$905	$(1,039)	$669	$(370)
Interest checking	2,821	(888)	1,933	1,729	(681)	1,048
Savings and money market	(2,649)	611	(2,038)	478	(7,113)	(6,635)
Time	(976)	(1,077)	(2,053)	(8,337)	(7,328)	(15,665)
Total deposit interest expense	(289)	(964)	(1,253)	(7,169)	(14,453)	(21,622)
Short-term borrowings	(211)	(29)	(240)	(1,348)	(1,516)	(2,864)
Subordinated debt	(12)	(7)	(19)	7	(78)	(71)
Other borrowed funds	1	-	1	(7)	(18)	(25)
Total interest expense	(511)	(1,000)	(1,511)	(8,517)	(16,065)	(24,582)
Net interest income:	$7,590	$(2,810)	$4,780	$16,750	$(6,566)	$10,184

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $19.3 million for 2010, $13.0 million for 2009 and $12.5 million for 2008. The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions. At December 31, 2010, our allowance for loan and lease losses amounted to $24.1 million or 1.49% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition —Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $20.7 million for 2010, as compared to $13.7 million for 2009 and $11.8 million in 2008 before other than temporary impairment on securities of $135,000, $2.2 million and $19.9 million in those respective years.  The $7.0 million, or 51.5%, increase  in 2010 compared to 2009 primarily reflected increases in transaction volume in stored value cards of $3.0 million, or 38.1%, and increases in merchant acquiring fees of $813,000, or 65.1% as a result of processing higher volumes of merchant credit, debit and ACH transactions. During that period, leasing income increased $1.6 million, or 132.6%,. The $1.9 million, or 16.3% increase in non-interest income in 2009 compared to 2008 reflected a $1.1 million increase in leasing income. The increases in leasing income reflected improved resale market conditions for vehicles subject to our leases.

Non-Interest Expense.  Total non-interest expense in 2010 was $61.7 million, an increase of $5.9 million or 10.6% over the $55.8 million in 2009. Salaries and employee benefits amounted to $25.6 million, an increase of $2.2 million or 9.2% over the $23.4 million in 2009. The increase in salaries and employee benefits reflected staff additions related to prepaid cards, leasing and other areas to accommodate their growth. It also reflected annual salary increases between 0% to 1.5% to our employees. Depreciation increased $190,000 to $3.1 million or 6.6% from $2.9 million for 2009, which reflected increases due to upgrades to our proprietary software. Data processing expense increased to $7.6 million, an increase of approximately $1.3 million or 21.5% from $6.2 million in 2009, primarily reflecting increases in deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms. Printing and supplies increased to $1.3 million an increase of $210,000 or 19.8% over $1.1 million in 2009. The increase reflected printing and supplies required to open new health savings accounts. Audit expense decreased $237,000 or 18.2% to $1.1 million from $1.3 million in 2009 as a result of decreases in outside and other audit costs. Legal expense increased $776,000 or 39.3% to $2.8 million from $2.0 million in 2009 primarily due to higher loan collection costs. Loss on other real estate owned decreased $1.7 million or 98.7% to $22,000 from $1.7 million in 2009. FDIC Insurance increased $1.2 million or 39.8% to $4.3 million from $3.1 million for 2009. This increase resulted from industry-wide premium increases and growth in deposits. Software, maintenance and equipment increased $535,000 or 69.8% to $1.3 million from $766,000 in 2009. The increase included software for a new management reporting system, increased security, storage capacity and various hardware and software used for deposit products. Other non-interest expense increased $1.4 million or 14.2% to $11.2 million from $9.8 million in 2009. The $1.4 million increase principally reflected a $170,000 increase in postage due primarily to account volume, a $218,000 increase in insurance reflecting significant coverage enhancements, $113,000 of prepaid card receivable losses, a $174,000 increase in travel and related expenses which included business development, and a merchant processing loss of $125,000.

Total non-interest expense was $55.8 million for 2009, compared to $45.0 million before a $51.9 million impairment charge in 2008, an increase of $10.8 million or 24.1%. Salaries and employee benefits amounted to $23.4 million for 2009, an increase of $1.9 million or 8.7% over $21.5 million for 2008. The increase in salaries and employee benefits reflected staff additions related to prepaid cards, leasing and other areas to accommodate their growth. It also reflected annual salary increases between 0% to 2.0% to our employees. Depreciation expense increased to $2.9 million for 2009 from $2.5 million in 2008, an increase of $369,000, or 14.7%, and reflected increases associated with leasehold improvements. Rent and related occupancy expense increased to $2.6 million from $2.2 million for 2009, an increase of $426,000 or 19.7% over $2.2 million from 2008. The increase reflected relocation of our main operating office in the third quarter of 2008 and the cost associated with renting an additional office. Data processing expense increased to $6.2 million for 2009, an increase of approximately $2.2 million, or 54.7%, and reflected growth in our account base, in particular health savings accounts, as well as increases in our core processing costs. Printing and supplies increased to $1.1 million for 2009, an increase of $301,000 or 39.6%. The increase reflected printing and supplies required to open new health savings accounts. Legal fees increased to $2.0 million for 2009, an increase of $968,000 or 96.1% as a result of loan portfolio related matters as well as legal fees related to our proposed acquisition of American Home Bank. Due to continuing delays in attempting to consummate this transaction, it was terminated after the end of 2009. In addition, during 2009, we sold a property held in other real estate owned for $2.9 million and recognized a $1.7 million loss. The loss resulted from the continued decline in the real estate market where the property was located, which is outside of our regional lending area. FDIC insurance increased to $3.1 million from $795,000 for 2009 due to industry-wide insurance premium increases and a special insurance premium assessed and levied on all banks in 2009. Software, maintenance and equipment expense increased to $766,000, an increase of $232,000 or 43.4%, from $534,000 for 2009. The increase included software for a new management reporting system, increased security, storage capacity, and various hardware and software used for deposit products.

Preferred Stock Dividends and Accretion. In 2010, our dividends on preferred stock and accretion increased to $6.2 million, of which the cash dividends were $433,000 and accretion was $5.8 million. The $5.8 million accretion charge resulted from our full redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the TARP. Total cash dividends and accretion in 2009 were $3.8 million.

Income Tax Benefit and Expense

Income tax expense was $2.5 million for 2010, $2.2 million for 2009, and a tax benefit of $20.9 million for 2008. The income tax benefit for 2008 of $20.9 million resulted from the OTTI charge and goodwill impairment recorded that year. Our effective tax rate for 2010 was 32.7% as compared to 35.4% in 2009 and 33% in 2008.  The lower tax rate in 2010 reflected increased holdings of tax exempt municipal bonds.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $369.6 million in 2010, $129.1 million in 2009 and $247.0 million in 2008. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2010.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times in 2010.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $508.3 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of December 31, 2010, we had $87.0 million of outstanding Federal Home Loan Bank advances and $49.0 million of outstanding amounts on our correspondent bank federal funds lines. All such amounts had terms of one day.  They were drawn to test our lines on the last day of the year when demand for funds is relatively high and have since been repaid.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

In addition to the above sources of funding, in 2008 we participated in the TARP, obtaining gross proceeds from that program of $45.2 million which enhanced our liquidity in 2009.  See “Repurchase and Retirement of Preferred Stock and Stock Warrants”.

Included in our cash and cash-equivalents at December 31, 2010 are $314.9 million of interest-bearing deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at net cash outflows required for loans, which were $111.9 million in 2010, $85.6 million in 2009 and $167.9 million in 2008. At December 31, 2010, we had outstanding commitments to fund loans, including unused lines of credit, of $302.5 million.
We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2010 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of December 31, 2010
The Company	8.37%	11.99%	13.24%
The Bancorp Bank	7.39%	10.60%	11.85%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2009
The Company	12.68%	15.81%	17.06%
The Bancorp Bank	8.78%	10.97%	12.22%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Financial Officer, President and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to implement the policies and to respond to market conditions. The primary goal of our policies is to optimize margin and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate that 50% of core interest checking deposits and 25% of core savings and money market deposits mature or reprice within the “1 – 90 days” column, a total of 25% of these categories reprice in 1-3 years with the balance repricing in 91-364 days.  We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$787,311	$308,158	$249,184	$94,268	$180,274
Investments securities	14,784	54,172	13,887	14,550	155,136
Interest bearing deposits	314,908	-	-	-	-
Total interest earning assets	1,117,003	362,330	263,071	108,818	335,410

Interest bearing liabilities:
Demand deposits	233,474
Interest checking	334,649	167,325	167,325	-	-
Savings and money market	76,669	153,336	76,669	-	-
Time deposits	94,784	7,581	154	-	-
Securities sold under agreements to repurchase	14,383	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	757,360	328,242	244,148	10,000	-
Gap	$359,643	$34,088	$18,923	$98,818	$335,410
Cumulative gap	$359,643	$393,731	$412,654	$511,472	$846,882
Gap to assets ratio	15%	1%	*	4%	14%
Cumulative gap to assets ratio	15%	16%	17%	21%	35%

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

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates. Net interest income simulation considers the relative sensitivities of the balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the balance sheet to those changes. Market Value of Portfolio Equity, or MVPE, represents the fair value of the net present value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MVPE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2010.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2010		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)
+200 basis points	$354,629	3.99%	$80,727	2.55%
+100 basis points	346,316	1.56%	78,842	0.15%
Flat rate	341,010	0.00%	78,721	0.00%
-100 basis points	327,829	-3.87%	77,662	-1.35%
-200 basis points	308,303	-9.59%	72,883	-7.42%

If we should experience a mismatch in our desired gap ranges or an excessive decline in our MVPE subsequent to an immediate and sustained change in interest rate, we have a number of options available to remedy such a mismatch. We could restructure our investment portfolio through the sale or purchase of securities with more favorable repricing attributes. We could also emphasize loan products with appropriate maturities or repricing attributes, or we could emphasize deposits or obtain borrowings with desired maturities.

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

Financial Condition

General.  Our total assets at December 31, 2010 were $2.40 billion, of which our total loans were $1.62 billion. At December 31, 2009 our total assets were $2.04 billion, of which our total loans were $1.52 billion. Most of the increase at December 31, 2010 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest bearing deposits and federal funds sold.  At December 31, 2010, we had a total of $314.9 million of interest bearing deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Financial Statements. Total investment securities increased to $252.5 million on December 31, 2010, an increase of $137.6 million or 119.7% from year-end 2009. The increase in investment securities was primarily a result of increased purchases of mortgage-backed and state and political subdivision securities. The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower regulatory capital requirements. The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at December 31, 2010, consisted of 5 single issuer and 2 pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.8 million and were collateralized by bank trust preferred securities.

We adopted new accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities in 2009. Under the new guidance, an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by the new guidance, for 2010 and 2009 respectively, we recognized other-than-temporary impairment charges of $135,000 and $2.2 million related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2010 and 2009, our investments were categorized as either available-for-sale or held-to- maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2010		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Tax-exempt obligations of states and political subdivisions	$78,046	$75,311	$-	$-
Taxable obligations of states and political subdivisions	28,870	28,677	-	-
Mortgage-backed securities	76,275	76,915	-	-
Other debt securities	42,700	44,024	21,364	16,550
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	6,238	-	-
	$232,129	$231,165	$21,364	$16,550

	Available-for-sale		Held-to-maturity
	December 31, 2009		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$27,000	$26,759	$-	$-
Taxable obligations of states and political subdivisions	29,344	31,153	-	-
Mortgage-backed securities	7,929	8,048	-	-
Other debt securities	21,005	20,953	21,468	15,415
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	6,565	-	-
	$91,843	$93,478	$21,468	$15,415

Investment securities with a carrying value of $19.8 million at December 31, 2010, $6.7 million at December 31, 2009 and $30.9 million at December 31, 2008, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2010 (in thousands):

Available-for-sale	Up to one year	Average yield	After one to five years	Average yield	After five to ten years	Average yield	Over ten years	Average yield	Total
Tax-exempt obligations of states and political subdivisions*	$17,865	1.08%	$1,170	1.06%	$13,716	3.56%	$42,560	4.69%	75,311
Taxable obligations of states and political subdivisions	3,207	1.62%	3,130	2.33%	1,029	5.35%	21,311	6.40%	28,677
Mortgage-backed securities					1,542	0.85%	75,373	2.94%	76,915
Other debt securities	14,784	1.61%	24,148	4.68%	5,092	4.30%			44,024
Federal Home Loan and Atlantic Central
Bankers Bank stock							6,238		6,238
Total	$35,856		$28,448		$21,379		$145,482		$231,165
Weighted average yield		1.35%		4.26%		3.62%		3.86%

* The yields shown, if adjusted to their taxable equivalent, would approximate 1.63% for up to one year and 1.61%, 5.39% and 7.10%, respectively, for one to five, five to ten and over ten year categories.

Held-to-maturity	After five to ten years	Average yield	Over ten years	Average yield	Total
Other debt securities	$3,299	6.47%	$18,065	5.34%	$21,364
Total	$3,299		$18,065		$21,364
Weighted average yield		6.47%		5.34%

Loan Portfolio. We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. The Bank’s Chief Executive Officer, Mrs. Cohen, who has over 30 years experience in banking and real estate lending, chairs our loan committee. The remainder of the committee is made up of our President, Chief Lending Officer, head commercial lender, lenders, loan analysts and our Chief Credit Officer, who is present to insure both regulatory compliance and adherence to our internal credit policy. All of the key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools and in two instances in 2008 purchased participations in loans originated by an affiliated third party, one of which was paid off in 2008. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2010, we had $673,000 in participations sold. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2010, commercial, construction and commercial mortgage loans made up $1.2 billion, or 75.8%, of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006

Commercial	$441,799	$402,232	$353,219	$325,166	$199,397
Commercial mortgage *	580,780	569,434	488,986	369,124	327,639
Construction	203,120	207,184	305,889	307,614	275,079
Total commercial loans	1,225,699	1,178,850	1,148,094	1,001,904	802,115
Direct financing leases, net	103,289	78,802	85,092	89,519	92,947
Residential mortgage **	93,004	85,759	57,636	50,193	62,413
Consumer loans and others	194,320	178,608	157,446	144,882	108,374
	1,616,312	1,522,019	1,448,268	1,286,498	1,065,849
Unamortized loan costs (fees)	2,883	1,703	1,081	291	(1,030)
Total loans, net of deferred loan costs	$1,619,195	$1,523,722	$1,449,349	$1,286,789	$1,064,819

* At December 31, 2010, our loans secured by owner-occupied properties amounted to $126.7 million or 21.8% of commercial mortgages.

** There were no loans available-for-sale in the reported periods of 2009, 2008 and 2007. Includes loans held for sale of $454,000 at December 31, 2010 and $3.0 million at December 31, 2006.

At December 31, 2010, construction loans included $92.2 million of 1-4 family construction and $110.9 million of commercial construction, land acquisition and development.

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2010
	Within one year	One to five years	After five years	Total
	(in thousands)
Commercial and commercial mortgage	$557,432	$324,118	$141,029	$1,022,579
Construction	171,873	27,392	3,855	203,120
	$729,305	$351,510	$144,884	$1,225,699

Loans at fixed rates		$118,124	$32,009	$150,133
Loans at variable rates		233,387	112,875	346,262
Total		$351,511	$144,884	$496,395

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 70% of our loans are subject to that department’s oversight on an annual basis.

The following table presents delinquencies by type of loan for December 31, 2010 and 2009 (in thousands):

Age Analysis of Past Due Loans
As of December 31, 2010 and 2009

	30-59 Days	60-89 Days	Greater Than		Total		Total
December 31, 2010	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

December 31, 2009
Commercial	$-	$-	$1,161	$3,765	$4,926	$397,307	$402,233
Commercial mortgage	1,649	-	5,980	2,310	9,939	559,495	569,434
Construction	2,970	-	2,612	4,521	10,103	197,080	207,183
Direct financing leases, net	1,804	554	47	-	2,405	76,398	78,803
Consumer - other	-	-	-	-	-	129,864	129,864
Consumer - home equity	1,616	870	-	149	2,635	46,109	48,744
Residential mortgage	-	-	3,195	1,525	4,720	81,038	85,758
Unamortized costs	-	-	-	-	-	1,703	1,703
	$8,039	$1,424	$12,995	$12,270	$34,728	$1,488,994	$1,523,722

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008
		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial	$6,052	27.33%	$5,181	26.43%	$3,779	24.39%
Commercial mortgage	9,501	35.93%	7,041	37.42%	5,992	33.76%
Construction	5,030	12.57%	4,356	13.61%	5,543	21.12%
Direct financing leases, net	163	6.39%	151	5.18%	341	5.88%
Consumer loans	578	5.76%	460	11.73%	603	10.87%
Residential mortgage	2,115	12.02%	1,699	5.63%	955	3.98%
Unallocated	624	-	235	-	148	-
	$24,063	100.00%	$19,123	100.00%	$17,361	100.00%

	December 31, 2007		December 31, 2006
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
Commercial	$2,290	25.28%	$1,666	18.71%
Commercial mortgage	2,845	28.69%	2,440	30.74%
Construction	2,220	23.91%	2,080	25.81%
Direct financing leases, net	682	6.96%	1,005	8.72%
Consumer loans	691	11.26%	517	10.17%
Residential mortgage	1,181	3.90%	684	5.85%
Unallocated	324	-	8	-
	$10,233	100.00%	$8,400	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	Commercial	Commercial mortgage	Construction	Residential mortgage	Consumer	Direct financing leases, net	Unallocated	Total
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

December 31, 2009
Beginning balance	$3,779	$5,992	$5,543	$955	$603	$341	$148	$17,361
Charge-offs	(681)	(5,702)	(4,546)	(259)	(127)	(49)	-	(11,364)
Recoveries	-	53	32	12	2	27	-	126
Provision	2,083	6,698	3,327	991	(18)	(168)	87	13,000
Ending balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123

Ending balance: Individually evaluated for impairment	$1,224	$464	$1,030	$410	$97	$-	$-	$3,225

Ending balance: Collectively evaluated for impairment	$3,957	$6,577	$3,326	$1,289	$363	$151	$235	$15,898

Loans:
Ending balance	$403,611	$569,434	$207,184	$85,865	$178,826	$78,802	$-	$1,523,722

Ending balance: Individually evaluated for impairment	$3,765	$5,553	$4,521	$4,720	$149	$-	$-	$18,708

Ending balance: Collectively evaluated for impairment	$399,846	$563,881	$202,663	$81,145	$178,677	$78,802	$-	$1,505,014

	December 31,
	2008	2007	2006
	(dollars in thousands)
Balance in the allowance for loan and lease losses at beginning of period	$10,233	$8,400	$5,513

Loans charged-off:
Commercial	733	2,545	8
Construction	2,744	1,084	-
Lease financing	55	35	93
Residential mortgage	1,992	-	-
Consumer	9	8	-
Total	5,533	3,672	101

Recoveries:
Commercial	-	73	12
Construction	152	10	-
Lease financing	5	8	-
Residential mortgage	-	-	-
Consumer	4	14	1
Total	161	105	13
Net charge-offs (recoveries)	5,372	3,567	88
Provision charged to operations	12,500	5,400	2,975
Balance in allowance for loan and lease losses at end of period	$17,361	$10,233	$8,400
Net charge-offs/average loans	0.38%	0.30%	0.01%

Net charge-offs.  Net charge-offs of $14.3 million for 2010 increased $3.1 million over net charge-offs for 2009. The increase was primarily the result of defaults of ten commercial loan relationships, nine commercial real estate loans, three residential construction loans and two home equity loans.

Non-Performing Loans.  Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. The following tables summarize our non –performing loans, other real estate owned and our loans past due 90 days or more still accruing interest (in thousands):

	December 31,
	2010	2009
	(in thousands)

Non-accrual loans
Construction	$4,881	$4,521
Commercial mortgage	1,650	2,310
Commercial	2,280	3,765
Consumer	960	149
Residential	5,526	1,525
Total non-accrual loans	15,297	12,270

Loans past due 90 days or more	2,219	12,994
Total non-performing loans	17,516	25,264
Other real estate owned	2,115	459
Total non-performing assets	$19,631	$25,723

	December 31,
	2008	2007	2006
	(in thousands)

Non-accrual loans	$8,729	$1,169	$-
Loans past due 90 days or more	4,055	8,673	668
Total non-performing loans	12,784	9,842	668
Other real estate owned	4,600	-	-
Total non-performing assets	$17,384	$9,842	$668

The following table provides information about impaired loans at December 31, 2010 and 2009 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Residential	-	-	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644	813	-
Commercial mortgage	1,650	1,650	284	550	-
Commercial	2,280	2,280	1,316	570	-
Consumer - home equity	960	960	117	480	-
Residential	5,526	5,622	970	1,382	-
Total
Construction	$4,881	$4,881	$2,644	$813	$-
Commercial	$3,930	$3,930	$1,600	$1,120	$-
Consumer	$960	$960	$117	$480	$-
Residential	$5,526	$5,622	$970	$1,382	$-

December 31, 2009
Without an allowance recorded
Commercial mortgage	$3,243	$3,243	$-	$3,243	$-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Residential	3,195	3,195	-	3,195	-
With an allowance recorded
Construction	4,521	7,521	1,030	1,130	-
Commercial mortgage	2,310	2,822	464	770	-
Commercial	3,765	5,443	1,224	314	-
Consumer - home equity	149	149	97	149	-
Residential	1,525	1,785	410	508	-
Total
Construction	$4,521	$7,521	$1,030	$1,130	$-
Commercial	$9,318	$11,508	$1,688	$4,327	$-
Consumer	$149	$149	$97	$149	$-
Residential	$4,720	$4,980	$410	$3,703	$-

We had $15.3 million of non-accrual loans at December 31, 2010 compared to $12.3 million of non-accrual loans at December 31, 2009. The increase in non-accrual loans was primarily due to the impact of $17.7 million of loans placed on non-accrual status, partially offset by $7.3 million of loan charge-offs, $2.1 million of transfers to other real estate owned and $5.3 million of loan payments. The majority of the additions resulted from seven loans. Loans past due 90 days or more still accruing interest amounted to $2.2 million and $13.0 million at December 31, 2010 and December 31, 2009, respectively. The $10.8 million decrease reflected $6.4 million of loans transferred to non-accrual status, $14.3 million of loan payments and $3.1 million of charge-offs. These decreases were partially offset by $13.0 million of additions to this category.

The following table classifies our loans by categories which are used throughout the industry as of December 31, 2010 and 2009 (in thousands):

	Commercial		Construction		Commercial mortgage		Residential mortgage
	2010	2009	2010	2009	2010	2009	2010	2009
Risk Rating
Pass	$291,140	$212,682	$165,089	$114,649	$461,378	$351,672	$30,066	$32,805
Special Mention	-	-	-	1,798	-	9,079	-	296
Substandard	6,091	9,870	5,271	7,133	3,608	8,290	6,576	4,720
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	144,568	179,680	32,760	83,604	115,794	200,393	56,362	47,938
Total	$441,799	$402,232	$203,120	$207,184	$580,780	$569,434	$93,004	$85,759

	Consumer		Direct financing leases, net		Unamortized costs		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Risk Rating
Pass	$59,064	$40,640	$-	$-	$-	$-	$1,006,737	$752,448
Special Mention	-	825	-	-	-	-	-	11,998
Substandard	1,224	149	-	-	-	-	22,770	30,162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	134,032	136,994	103,289	78,802	2,883	1,703	589,688	729,114
Total	$194,320	$178,608	$103,289	$78,802	$2,883	$1,703	$1,619,195	$1,523,722

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.

Deposits.  A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups. To offset deposit seasonality, management has historically used certificates of deposit, including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit was minimal in 2010.  Total time deposits, including such brokered funds, averaged $69.2 million in 2010, representing 3.4% of total deposits.  At December 31, 2010, we had total deposits of $2.02 billion as compared to $1.65 billion at December 31, 2009, $1.52 billion at December 31, 2008, an increase of $369.6 million or 22.3% between 2010 and 2009.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which typically bear higher interest rates. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
	(amount in thousands)
Demand (non-interest bearing) *	$1,011,667	0.13%	$529,477	0.08%	$242,859	0.32%
Interest checking	622,116	1.27%	365,715	1.62%	183,996	2.66%
Savings and money market	311,251	1.26%	516,356	1.15%	498,156	2.53%
Time	69,169	0.66%	151,791	1.65%	455,165	3.99%
Total deposits	$2,014,203	0.67%	$1,563,339	0.95%	$1,380,176	2.64%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

At December 31, 2010, we had $102.3 million of certificate of deposit accounts maturing in one year or less. At December 31, 2010, 2009 and 2008, approximately 6.0%, 7.6%, and 23.5% respectively, of deposits consisted of institutional (brokered) deposits, which are included in that classification.  As we discussed above, such funding was virtually eliminated as the result of our deposit growth in 2010.

The remaining maturity of certificates of deposit greater than $100,000 as of December 31, 2010, was as follows:

Amount
(in thousands)
Three months or less	$4,439
Three to six months	2,346
Six to twelve months	4,872
Greater than twelve months	-
Total	$11,657

Borrowings.   We had $87.0 million of advances outstanding from the FHLB at December 31, 2010 and $49.0 million drawn under lines of credit at that date. We tested our liquidity sources on the last day of the year for a single day period.  Typically system-wide funding demand is particularly high on that day. We had $100.0 million of advances outstanding from the Federal Home Loan Bank at December 31, 2009.  The advances mature on a daily basis and are collateralized with investment securities and loans. We utilized FHLB advances minimally in 2010, as a result of deposit growth.  We use the federal funds market to cover short-term (generally one day or less) cash demands. To a lesser extent, we have used securities sold under agreements to repurchase to fund short-term cash demands.  The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We also utilized these lines minimally in 2010, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2010. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$14,383	$2,588	$9,419
Average during the year	8,637	2,175	2,568
Maximum month-end balance	14,383	3,847	9,419
Weighted average rate during the year	0.31%	1.20%	1.99%
Rate at December 31	0.28%	1.02%	1.57%

Short-term borrowings and federal funds
purchased
Balance at year-end	$136,000	$100,000	$61,000
Average during the year	13,464	44,895	123,558
Maximum month-end balance	136,000	105,000	203,250
Weighted average rate during the year	0.66%	0.73%	2.58%
Rate at December 31	0.68%	0.65%	0.67%

As of December 31, 2010, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, we own all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

•
The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest at an annual fixed rate of 7.55% through March 15, 2013, and for each subsequent distribution date at an annual rate equal to 3-month LIBOR plus 3.25%.

•
The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and currently bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Shareholders’ equity

At December 31, 2010, we had $198.9 million in shareholders’ equity. On March 10, 2010, we redeemed all our outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock issued under the Trouble Assets Relief Program (TARP) for $45.2 million. As a result of repurchasing the TARP preferred stock, we accelerated the remaining accretion of the issuance discount on the TARP preferred stock of $5.8 million and recorded a corresponding charge to retained earnings and income (loss) applicable to common shareholders in the calculation of earnings per common share.  Repayment saves us approximately $3.7 million in annual dividends and accretion, including $2.3 million in cash and $1.5 million of discount accretion. On September 8, 2010, we repurchased all of the 980,203 outstanding warrants issued to the Treasury Department for $4.8 million and recorded a corresponding charge to additional paid in.

In the first quarter of 2010, we paid $433,000 in dividends on our TARP preferred stock prior to its repayment. In addition, accumulated other comprehensive income increased $1.7 million in 2010 due to the increase in the fair value of our available-for-sale investment portfolio.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2010 were our commitments to extend credit, which were approximately $302.5 million, and standby letters of credit, which were approximately $14.7 million, at December 31, 2010.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2010:

	Total	Less than one year	One to three years	Four to five years	After five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$10,737	$2,147	$4,184	$2,163	$2,243
Remaining contractual maturities of
time deposits	102,519	102,365	154	-	-
Loan commitments	302,530	76,559	40,521	2,365	183,085
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture *	24,386	865	1,729	1,729	20,063
Standby letters of credit	14,682	10,135	4,547	-	-
Total	$468,255	$192,071	$51,135	$6,257	$218,792
* Presentation assumes a weighted average interest rate of 6.65%

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 17, to the consolidated financial statements included in this report and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to quantitative and qualitative disclosures about market risk is included under the section entitled “Asset and Liability Management” in Part 2 Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bancorp, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 23, 2011

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2010	2009

	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$157,411	$135,246
Interest bearing deposits	314,908	219,213
Total cash and cash equivalents	472,319	354,459

Investment securities, available-for-sale, at fair value	231,165	93,478
Investment securities, held-to-maturity (fair value $16,550 and $15,415, respectively)	21,364	21,468
Loans, net of deferred loan costs	1,619,195	1,523,722
Allowance for loan and lease losses	(24,063)	(19,123)
Loans, net	1,595,132	1,504,599
Premises and equipment, net	8,767	7,942
Accrued interest receivable	8,878	7,722
Intangible assets, net	9,005	10,005
Other real estate owned	2,115	459
Deferred tax asset, net	24,365	20,875
Other assets	22,613	22,527
Total assets	$2,395,723	$2,043,534

LIABILITIES
Deposits
Demand (non-interest bearing)	$945,605	$661,383
Savings, money market and interest checking	975,973	850,306
Time deposits	90,862	125,255
Time deposits, $100,000 and over	11,657	17,565
Total deposits	2,024,097	1,654,509

Securities sold under agreements to repurchase	14,383	2,588
Short-term borrowings	87,000	100,000
Federal funds purchased	49,000	-
Accrued interest payable	124	362
Subordinated debenture	13,401	13,401
Other liabilities	8,812	27,471
Total liabilities	2,196,817	1,798,331

SHAREHOLDERS' EQUITY
Preferred stock - Series B, $1,000 liquidation value, 0 and 45,220 shares issued and	-	39,411
outstanding at December 31, 2010 and December 31, 2009, respectively
Common stock - authorized, 50,000,000 shares of $1.00 par value; 26,181,281
shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	26,181	26,181
Additional paid-in capital	192,711	196,875
Accumulated deficit	(18,195)	(17,175)
Accumulated other comprehensive loss	(1,791)	(89)
Total shareholders' equity	198,906	245,203

Total liabilities and shareholders' equity	$2,395,723	$2,043,534

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Interest income
Loans, including fees	$73,789	$73,074	$87,755
Interest on investment securities:
Taxable interest	6,181	5,017	6,104
Tax-exempt interest	1,945	1,347	-
Federal funds sold	-	234	954
Interest bearing deposits	817	87	38
	82,732	79,759	94,851
Interest expense
Deposits	13,559	14,812	36,434
Securities sold under agreements to repurchase	27	26	51
Short-term borrowings	89	329	3,193
Subordinated debt	864	883	954
	14,539	16,050	40,632
Net interest income	68,193	63,709	54,219
Provision for loan and lease losses	19,287	13,000	12,500
Net interest income after provision for loan and lease losses	48,906	50,709	41,719

Non-interest income
Service fees on deposit accounts	2,142	1,375	1,184
Merchant credit card deposit and ACH fees	2,061	1,248	1,239
Stored value income	11,001	7,965	8,768
Gain on sales of investment securities	1,207	1,106	-
Other than temporary impairment on securities available-for-sale (1)	(135)	(2,225)	(19,886)
Leasing income	2,752	1,183	115
Debit card income	663	447	130
Other	905	358	332
Total non-interest income	20,596	11,457	(8,118)

Non-interest expense
Salaries and employee benefits	25,570	23,415	21,535
Depreciation and amortization	3,073	2,883	2,514
Rent and related occupancy cost	2,610	2,592	2,166
Data processing expense	7,567	6,229	4,027
Printing and supplies	1,272	1,062	761
Audit expense	1,065	1,302	1,325
Legal expense	2,751	1,975	1,007
Amortization of intangible assets	1,001	1,001	1,001
Loss on sale of other real estate owned	22	1,700	-
FDIC Insurance	4,350	3,112	795
Software, maintenance and equipment	1,301	766	534
Impairment of goodwill	-	-	51,888
Other	11,166	9,779	9,320
Total non-interest expense	61,748	55,816	96,873
Net income before income tax	7,754	6,350	(63,272)
Income tax provision (benefit)	2,532	2,248	(20,892)
Net income	5,222	4,102	(42,380)
Less preferred stock dividends and accretion	(6,242)	(3,760)	(243)
Net (loss) income available to common shareholders	$(1,020)	$342	$(42,623)
Net (loss) income per share - basic	$(0.04)	$0.02	$(2.93)
Net (loss) income per share - diluted	$(0.04)	$0.02	$(2.93)

(1)	Other-than-temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands except share data)

	Common stock shares	Common stock	Preferred stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain/(loss)	Comprehensive income (loss)	Total

Balance at December 31, 2007	14,560,470	$14,560	$1	$138,808	$25,106	$(2,216)		$176,259
Net loss					(42,380)		$(42,380)	(42,380)
Preferred shares converted to common shares	3,449	3		(3)				-
Cash dividends on preferred stock					(184)			(184)
Accretion of Series B preferred shares			59		(59)			-
Stock-based compensation				100				100
Series B Preferred stock issued to US Treasury			38,969					38,969
Common stock warrant				6,251				6,251
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	-	1,388	1,388	1,388
							$(40,992)
Balance at December 31, 2008	14,563,919	$14,563	$39,029	$145,156	$(17,517)	$(828)		$180,403
Net income					4,102		$4,102	4,102
Cash dividends on preferred stock					(2,293)			(2,293)
Series A preferred shares converted to common shares	117,362	118	(1)	(117)				-
Accretion of Series B preferred shares			1,467		(1,467)			-
Stock-based compensation				153				153
Common stock warrant			(1,084)	1,084				-
Common stock offering, net of offering costs	11,500,000	11,500		50,599				62,099
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	-	739	739	739
							$4,841
Balance at December 31, 2009	26,181,281	$26,181	$39,411	$196,875	$(17,175)	$(89)		$245,203
Net income					5,222		$5,222	5,222
Cash dividends on preferred stock					(433)			(433)
Accretion of Series B preferred shares			5,809		(5,809)			-
Stock-based compensation				590				590
Series B Preferred stock repayment to US Treasury			(45,220)					(45,220)
Repurchase of warrants				(4,754)				(4,754)
Other comprehensive loss, net of reclassification adjustments and tax	-	-	-	-	-	(1,702)	(1,702)	(1,702)
							$3,520
Balance at December 31, 2010	26,181,281	$26,181	$-	$192,711	$(18,195)	$(1,791)		$198,906

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$5,222	$4,102	$(42,380)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	4,074	3,881	3,476
Provision for loan and lease losses	19,287	13,000	12,500
Net amortization of investment securities discounts/premiums	514	70	165
Stock-based compensation expense	590	153	100
Mortgage loans originated for sale	(1,048)	(5,977)	(5,016)
Sale of mortgage loans originated for resale	1,055	6,008	5,034
Gain on sales of mortgage loans originated for resale	(7)	(31)	(18)
Deferred income tax (benefit) expense	(2,494)	1,239	(19,254)
Impairment of goodwill	-	-	51,888
Loss (gain) on sales of fixed assets	46	(39)	(10)
Gain on sales of investment securities	(1,207)	(1,106)	-
Other than temporary impairment on securities available-for-sale	135	2,225	19,886
Loss on sale of other real estate owned	22	1,700	-
(Increase) decrease in accrued interest receivable	(1,156)	(189)	1,612
Decrease in interest payable	(238)	(2,113)	(2,390)
Increase in other assets	(505)	(2,909)	(20,891)
(Decrease) increase in other liabilities	(18,659)	27,157	(2,126)
Net cash provided by operating activities	5,631	47,171	2,576

Investing activities
Purchase of investment securities available-for-sale	(273,227)	(151,398)	(13,514)
Proceeds from redemptions and repayment on securities available-for-sale	87,014	55,260	11,631
Proceeds from sale of other real estate owned	423	2,900	-
Proceeds from sales of investment securities available-for-sale	46,490	87,837	-
Net increase in loans	(111,899)	(85,605)	(167,894)
Proceeds from sales of fixed assets	74	162	164
Purchases of premises and equipment	(3,622)	(2,496)	(4,268)
Net cash used in investing activities	(254,747)	(93,340)	(173,881)

Financing activities
Net increase in deposits	369,588	129,147	247,044
Net increase (decrease) in securities sold under agreements to repurchase	11,795	(6,831)	5,573
Proceeds (repayment) from short-term borrowings	36,000	39,000	(29,000)
Proceeds from issuance of common stock	-	62,099	-
Proceeds from issuance of preferred stock	-	-	45,220
Redemption of preferred stock	(45,220)	-	-
Repurchase of warrants	(4,754)	-	-
Dividends paid on Series A and B preferred stock	(433)	(2,293)	(184)
Net cash provided by financing activities	366,976	221,122	268,653

Net increase in cash and cash equivalents	117,860	174,953	97,348

Cash and cash equivalents, beginning of year	354,459	179,506	82,158

Cash and cash equivalents, end of year	$472,319	$354,459	$179,506

Supplemental disclosure:
Interest paid	$14,777	$18,394	$42,318
Taxes paid	$483	$1,401	$5,290
Transfers of loans to other real estate owned	$2,079	$459	$4,600

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related other banking services nationally, which include private label banking, wealth management, health savings accounts and prepaid debit cards. The principal medium for the delivery of the Company’s deposit services is the Internet.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note B—Summary of Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All inter-company balances have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those revenues.

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes, among other factors, an analysis of historical loss rates and environmental factors by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications.

The Company periodically reviews its investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, it considers the continuing performance of the securities. Credit losses are recognized through the income statement. If management believes market value losses are temporary and it believes that it has the ability and intention to hold those securities to maturity, for available for sale securities the reduction in value is recognized in other comprehensive income, through equity and for held to maturity securities the securities are held at the amortized cost.

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

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine if credit loss exists. If a credit loss is determined, an other than temporary charge is recorded within the statement of operations. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates. The Company recognized other-than-temporary impairment charges of $135,000 in 2010, $2.2 million in 2009 and $19.9 million in 2008.  The $135,000 charge in 2010 resulted from the write-down of amortized cost to the discounted cash flows for two pooled trust preferred securities. The $2.2 million charge in 2009 represented the amortized cost of a single trust preferred security in its held-to-maturity portfolio. The amount of this credit impairment was calculated by estimating the discounted cash flows for that security.  The $19.9 million charge in 2008 represented the amortized cost on four structured finance securities.

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

The Company accounts for impaired loans in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) topic 310, Impairment of a Loan. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2010 the Company had $454,000 in loans available for sale and at December 31, 2009 the Company had no loans available-for-sale.

FASB ASC topic 460, Guarantees, requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not record an initial liability when guaranteeing obligations, except for fees received at issuance, unless it became probable that the Company would have to perform under the guarantee.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2010 and 2009, the Company had capitalized total software costs of approximately $882,000 and $591,000, respectively. The Company recorded amortization expense of approximately $396,000, $172,000 and $18,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s consolidated balance sheet or statement of operations. Any interest and penalties related to uncertain tax positions are recognized in income tax (benefit) expense in the consolidated statement of operations.

8. Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or estimated fair market value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. We had $2.1 million and $459,000 in other real estate owned at December 31, 2010 and 2009, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.

11. Earnings per Share

The Company calculates earnings per share under FASB ASC topic 260, Earnings Per Share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	Year ended December 31, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$(1,020)	26,181,281	$(0.04)
Effect of dilutive securities
Common stock warrants	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(1,020)	26,181,281	$(0.04)

Stock options for 2,244,864 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at December 31, 2010 but were not included in the computation of dilutive loss per share because the Company had a net loss for the period.

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

Stock options for 1,322,864 shares of common stock, exercisable at prices between $10.00 and $25.43 per share, were outstanding at December 31, 2009 but were not included in the dilutive shares because the exercise price was greater than the average market price.

For the year ended December 31, 2008, the Company had a loss of $2.93 per share with weighted average shares of 14,563,182.  Convertible Series A preferred stock of 108,136 shares and stock options for 1,503,737 shares of common stock, at exercise prices of $10.00 to $25.43 per share, were outstanding but were not included in the computation of diluted loss per share because the Company had a net loss for the period.

12. Other Comprehensive Income

Other comprehensive income (loss) consists of revenues, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

	December 31, 2010
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on investment securities
Unrealized losses arising during period	$(1,392)	$473	$(919)
Less reclassification adjustments for gain realized in net income	1,207	(410)	797
Less reclassification tax rate adjustments for unrealized loss balance in HTM	-	18	18
Amortization of unrealized losses on HTM (1) securities previously held as AFS	48	(16)	32
Other comprehensive loss, net	$(2,551)	$849	$(1,702)

(1) Reclassifications from other comprehensive income (loss) into net income(loss) are recorded over the life of the security or upon the determination of other-than-temporary impairment (OTTI).

	December 31, 2009
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized gains on investment securities
Unrealized gain arising during period	$2,024	$(688)	$1,336
Less reclassification adjustments for gain realized in the net income	1,106	(384)	722
Reclassification adjustments for OTTI on HTM (1) realized in net loss	(140)	49	(91)
Amortization of unrealized losses on HTM (1) securities previously held as AFS	53	(19)	34
Other comprehensive income, net	$1,111	$(372)	$739

(1) Reclassifications from other comprehensive income (loss) into net income(loss) are recorded over the life of the security or upon the determination of other-than-temporary impairment (OTTI).

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

(1) Unrealized losses on investment securities transferred from available for sale (AFS) to held to maturity (HTM) on July 1, 2008 are included in other comprehensive income. Reclassifications from other comprehensive income (loss) into net income (loss) are recorded over the life of the security or upon the determination of other-than-temporary impairment (OTTI)

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank. The amount of those reserves and cash balances at December 31, 2010 and 2009 was approximately $105.8 million and $91.4 million, respectively.

14. Other Identifiable Intangible Assets

The Company accounts for its customer list in accordance with FASB ASC topic 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year.

The gross carrying value and accumulated amortization related to the customer list intangible at December 31, 2010 and 2009 are presented below.

	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer list intangible	$12,006	$3,002	$12,006	$2,001

15. Business Segments

FASB ASC 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company had one reportable segment in 2010, 2009 and 2008 which consisted of Community Banking.

16. Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

17. Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2010-06.  In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and descriptions of the reasons for the transfer, and for level 3 fair value measurements new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements.  This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new disclosures and clarifications on existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances, and settlements in the roll forward activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

FASB Accounting Standards Update No. 2010-20.  In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The required disclosures are included Note E – Loans.

18. Stored Value Processing Fees

The Company recognizes stored value processing fees in the periods in which they are earned by performance of the related services. These fees are transactional-based and include interchange fees and usage fees on the cards. The Company records this revenue, net of costs such as association fees and interchange costs.

Note C. Subsequent events

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as follows. As described in “Recent Developments” in the Company’s September 30, 2010 Form 10-Q, the advisors of a third party through which the Company provides deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification the Company and its customer changed the practices and by September 30, 2010 the Company believes these practices were in accordance with FDIC guidance in Financial Institution Letter number 81 issued on November 24, 2010.  The FDIC has notified the Company that a formal action should be anticipated in connection with various compliance management issues including past overdraft charging practices, collections practices and transaction error resolution in alleged violation of Section 5 of the Federal Trade Commission Act. The Company believes that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  The customer has contractually indemnified the Bank for portions of such liabilities. The Company believes that such indemnification would be collectible.  Since the Company plans to augment its compliance management system and will be subject to related FDIC requirements, the Company expects that its noninterest expense will increase.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$-	$-	$-	$-
Tax-exempt obligations of states and political subdivisions	78,046	335	(3,070)	75,311
Taxable obligations of states and political subdivisions	28,870	261	(454)	28,677
Mortgage-backed securities	76,275	704	(64)	76,915
Other debt securities	42,700	1,510	(186)	44,024
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$232,129	$2,810	$(3,774)	$231,165

Held-to-maturity	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other debt securities - single issuers	$19,526	$128	$(4,632)	$15,022
Other debt securities - pooled	1,838	-	(310)	1,528
	$21,364	$128	$(4,942)	$16,550

Available-for-sale	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government agency securities	$27,000	$-	$(241)	$26,759
Tax-exempt obligations of states and political subdivisions	29,344	1,809	-	31,153
Mortgage-backed securities	7,929	119	-	8,048
Other debt securities	21,005	326	(378)	20,953
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,565	-	-	6,565
	$91,843	$2,254	$(619)	$93,478

Held-to-maturity	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Other debt securities - single issuers	$19,497	$-	$(5,694)	$13,803
Other debt securities - pooled	1,971	-	(359)	1,612
	$21,468	$-	$(6,053)	$15,415

The amortized cost and fair value of the Company’s investment securities at December 31, 2010, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Due before one year	$35,880	$35,856	$-	$-
Due after one year through five years	27,255	28,448	-	-
Due after five years through ten years	21,293	21,379	3,299	2,832
Due after ten years	141,463	139,244	18,065	13,718
Federal Home Loan and Atlantic
Central Bankers Bank stock	6,238	6,238	-	-
	$232,129	$231,165	$21,364	$16,550

At December 31, 2010 and 2009, investment securities with a book value of approximately $19.8 million and $6.7 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $135,000, $2.2 million and $19.9 million in 2010, 2009 and 2008 on two trust preferred securities in its held-to-maturity portfolio in 2010, one trust preferred security in 2009 and four structured finance securities in 2008. The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2010 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	65	$54,685	$(3,070)	$-	$-	$54,685	$(3,070)
Taxable obligations of states and
political subdivisions	15	14,060	(454)	-	-	$14,060	$(454)
Mortgage-backed securities	8	26,021	(64)	-	-	26,021	(64)
Other securities	11	16,771	(24)	748	(162)	17,519	(186)
Total temporarily impaired
investment securities	99	$111,537	$(3,612)	$748	$(162)	$112,285	$(3,774)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3			$10,606	$(4,632)	$10,606	$(4,632)
Other debt securities - pooled	2	-	-	1,528	(310)	1,528	(310)
Total temporarily impaired investment securities	5	$-	$-	$12,134	$(4,942)	$12,134	$(4,942)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2009 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$26,759	$(241)	$-	$-	$26,759	$(241)
Other debt securities	3	9,970	(29)	658	(349)	10,628	(378)
Total temporarily impaired investment securities	4	$36,729	$(270)	$658	$(349)	$37,387	$(619)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3			$13,802	$(5,694)	$13,802	$(5,694)
Other debt securities - pooled	2	-	-	1,613	(359)	1,613	(359)
Total temporarily impaired
investment securities	5	$-	$-	$15,415	$(6,053)	$15,415	$(6,053)

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes five single issue trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment, is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note E—Loans

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, side collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2010	2009

Commercial	$441,799	$402,232
Commercial mortgage (1)	580,780	569,434
Construction	203,120	207,184
Total commercial loans	1,225,699	1,178,850
Direct financing leases, net	103,289	78,802
Residential mortgage	93,004	85,759
Consumer loans and others	194,320	178,608
	1,616,312	1,522,019
Deferred loan costs	2,883	1,703
Total loans, net of deferred loan costs	$1,619,195	$1,523,722

Supplemental loan data:
Construction 1-4 family	$92,190	$100,088
Construction commercial, acquisition and development	110,930	107,096
	$203,120	$207,184

(1) At December 31, 2010 our owner-occupied loans amounted to $127 million, or 21.8% of commercial mortgages.

The Company has identified twenty-one loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $15.3 million at December 31, 2010, which had a specific valuation allowance of $5.3 million. The average amount of impaired loans was $16.7 million for the year ended December 31, 2010. The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $971,000 if interest on impaired loans had been accrued in the year 2010. The balance of the Company’s impaired loans was $18.7 million, at December 31, 2009, of which $12.3 million had a specific valuation allowance of $3.2 million; the remaining $6.4 million balance did not have a valuation allowance. The average amount of impaired loans was $13.2 million for the year ended December 31, 2009. Interest income would have increased by $776,000 in 2009 if interest on impaired loans had been accrued. The Company recognized interest income of $-0- and $465,000 on impaired loans in 2010, and 2009, respectively and did not recognize interest income on impaired loans in 2008.

The following table provides information about impaired loans at December 31, 2010 and 2009:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Residential	-	-	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644	813	-
Commercial mortgage	1,650	1,650	284	550	-
Commercial	2,280	2,280	1,316	570	-
Consumer - home equity	960	960	117	480	-
Residential	5,526	5,622	970	1,382	-
Total
Construction	$4,881	$4,881	$2,644	$813	$-
Commercial	$3,930	$3,930	$1,600	$1,120	$-
Consumer	$960	$960	$117	$480	$-
Residential	$5,526	$5,622	$970	$1,382	$-

December 31, 2009
Without an allowance recorded
Commercial mortgage	$3,243	$3,243	$-	$3,243	$-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Residential	3,195	3,195	-	3,195	-
With an allowance recorded
Construction	4,521	7,521	1,030	1,130	-
Commercial mortgage	2,310	2,822	464	770	-
Commercial	3,765	5,443	1,224	314	-
Consumer - home equity	149	149	97	149	-
Residential	1,525	1,785	410	508	-
Total
Construction	$4,521	$7,521	$1,030	$1,130	$-
Commercial	$9,318	$11,508	$1,688	$4,327	$-
Consumer	$149	$149	$97	$149	$-
Residential	$4,720	$4,980	$410	$3,703	$-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2010 and 2009, respectively (the Company had no non-accrual leases at December 31, 2010 or December 31, 2009):

	December 31,
	2010	2009
	(in thousands)

Non-accrual loans
Construction	$4,881	$4,521
Commercial mortgage	1,650	2,310
Commercial	2,280	3,765
Consumer	960	149
Residential	5,526	1,525
Total non-accrual loans	15,297	12,270

Loans past due 90 days or more	2,219	12,994
Total non-performing loans	17,516	25,264
Other real estate owned	2,115	459
Total non-performing assets	$19,631	$25,723

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct financing
	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

December 31, 2009
Beginning balance	$3,779	$5,992	$5,543	$955	$603	$341	$148	$17,361
Charge-offs	(681)	(5,702)	(4,546)	(259)	(127)	(49)	-	(11,364)
Recoveries	-	53	32	12	2	27	-	126
Provision	2,083	6,698	3,327	991	(18)	(168)	87	13,000
Ending balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123

Ending balance: Individually evaluated for impairment	$1,224	$464	$1,030	$410	$97	$-	$-	$3,225

Ending balance: Collectively evaluated for impairment	$3,957	$6,577	$3,326	$1,289	$363	$151	$235	$15,898

Loans:
Ending balance	$403,611	$569,434	$207,184	$85,865	$178,826	$78,802	$-	$1,523,722

Ending balance: Individually evaluated for impairment	$3,765	$5,553	$4,521	$4,720	$149	$-	$-	$18,708

Ending balance: Collectively evaluated for impairment	$399,846	$563,881	$202,663	$81,145	$178,677	$78,802	$-	$1,505,014

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2010 or December 31, 2009.

A detail of our delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans
As of December 31, 2010 and 2009

	30-59 Days	60-89 Days	Greater Than		Total		Total
December 31, 2010	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

December 31, 2009
Commercial	$-	$-	$1,161	$3,765	$4,926	$397,307	$402,233
Commercial mortgage	1,649	-	5,980	2,310	9,939	559,495	569,434
Construction	2,970	-	2,612	4,521	10,103	197,080	207,183
Direct financing leases, net	1,804	554	47	-	2,405	76,398	78,803
Consumer - other	-	-	-	-	-	129,864	129,864
Consumer - home equity	1,616	870	-	149	2,635	46,109	48,744
Residential mortgage	-	-	3,195	1,525	4,720	81,038	85,758
Unamortized costs	-	-	-	-	-	1,703	1,703
	$8,039	$1,424	$12,995	$12,270	$34,728	$1,488,994	$1,523,722

The following table classifies loans by categories which are used throughout the industry as of December 31, 2010 and 2009 (in thousands):

	Commercial		Construction		Commercial mortgage		Residential mortgage
	2010	2009	2010	2009	2010	2009	2010	2009
Risk Rating
Pass	$291,140	$212,682	$165,089	$114,649	$461,378	$351,672	$30,066	$32,805
Special Mention	-	-	-	1,798	-	9,079	-	296
Substandard	6,091	9,870	5,271	7,133	3,608	8,290	6,576	4,720
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	144,568	179,680	32,760	83,604	115,794	200,393	56,362	47,938
Total	$441,799	$402,232	$203,120	$207,184	$580,780	$569,434	$93,004	$85,759

	Consumer		Direct financing leases, net		Unamortized costs		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Risk Rating
Pass	$59,064	$40,640	$-	$-	$-	$-	$1,006,737	$752,448
Special Mention	-	825	-	-	-	-	-	11,998
Substandard	1,224	149	-	-	-	-	22,770	30,162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	134,032	136,994	103,289	78,802	2,883	1,703	589,688	729,114
Total	$194,320	$178,608	$103,289	$78,802	$2,883	$1,703	$1,619,195	$1,523,722

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):
		December 31,
	Estimated useful lives	2010	2009
Furniture, fixtures, and equipment	3 to 12 years	$22,439	$19,191
Leasehold improvements	6 to 10 years	4,658	4,483
		27,097	23,674
Accumulated depreciation		(18,330)	(15,732)
		$8,767	$7,942

Note G—Time Deposits

At December 31, 2010, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2011	$102,365
2012	144
2013	10
$102,519

Note H—Debt

1.	Short-term borrowings

At December 31, 2010, the Bank maintained $49.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. At December 31, 2010, the Bank borrowed $49.0 million under these lines of credit. The Bank has approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of up to $508.3 million at December 31, 2010. Borrowings under this arrangement have a variable interest rate. As of December 31, 2010, there was $87.0 million of outstanding borrowings from the Federal Home Loan Bank at a rate of 0.68%. The details of these categories are presented below:

	As of or for the year ended December 31,
	2010	2009
	(dollars in thousands)
Short-term borrowings and federal funds
purchased
Balance at year-end	$136,000	$100,000
Average during the year	13,464	44,895
Maximum month-end balance	136,000	105,000
Weighted average rate during the year	0.75%	0.73%
Rate at December 31	0.68%	0.65%

2. Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance at year-end	$14,383	$2,588	$9,419
Average during the year	8,637	2,175	2,568
Maximum month-end balance	14,383	3,847	9,419
Weighted average rate during the year	0.30%	1.18%	1.99%
Rate at December 31	0.28%	1.02%	1.57%

3.    Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2010, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

As of December 31, 2010, the Trusts qualify as variable interest entities under ASC section 810, Consolidation. The Company is not considered the primary beneficiary and therefore the trusts are not consolidated in the Company’s financial statements. The trusts are accounted for under the equity method of accounting.

Note I—Shareholders’ Equity

On March 10, 2010, the Company repurchased its outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock under the Trouble Assets Relief Program (TARP) for $45.2 million. The Company accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $5.8 million and recorded a corresponding charge to retained earnings.  On September 8, 2010, the Company repurchased all of the 980,203 outstanding warrants issued to the Treasury Department and recorded a reduction to additional paid-in capital of $4.8 million.

The Company also recorded a cash dividend payout $433,000 relating to the TARP preferred stock in 2010 and $2.3 million in 2009.

Note J—Preferred Stock

As set forth in Note I, on March 10, 2010, the Company repurchased its TARP Preferred Stock.

As also set forth in Note I, on September 8, 2010, the Company repurchased all of the 980,203 outstanding warrants issued in connection with the TARP.

In determining net income (loss) available to common shareholders, the periodic amortization and the cash dividend on issued preferred stock are subtracted from net income (loss). The Company paid $433,000 in preferred stock dividends in 2010 and $2.3 million in preferred stock dividends in 2009, stock and recognized preferred stock accretion of $5.8 million in 2010,  $1.5 million in 2009 and $59,000 in 2008.

            The Company paid the 6% annual dividend on its Series A Preferred Stock for 2009 and 2008 in the form of quarterly cash dividends which amounted to $32,000 and $65,000, respectively. All 108,136 outstanding shares of Series A preferred stock, which had a liquidation value of $1.1 million, were converted into 117,372 shares of the Company’s common stock in the third quarter of 2009.

            Under the Emergency Economic Stabilization Act of 2008, the United States Treasury Department implemented the TARP Capital Purchase Program (CPP), whereby the Treasury Department committed to purchase up to $250 billion of senior preferred shares from qualifying banks, savings associations, and bank holding companies engaged only in financial activities. On December 12, 2008, under the CPP, the Company issued 45,220 shares of Series B preferred stock to the Treasury Department for a purchase price of $45.2 million. In conjunction with the purchase of the Company’s Series B preferred stock, the Treasury Department also received a warrant to purchase 1,960,405 shares of the Company’s common stock. The warrant had a 10-year term and was immediately exercisable at an exercise price, subject to antidilution adjustments, of $3.46 per share. Pursuant to standard terms of the Securities Purchase Agreement with the Treasury Department for the CPP, as a result of raising “qualifying capital” of at least $45.2 million prior to December 31, 2009, the number of shares issuable under the warrant delivered to the Treasury Department were reduced by 50%. As a result, the number of shares exercisable under the warrant was reduced from 1,960,405 shares to 980,203 shares.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $469,000, $493,000 and $489,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $558,000, $503,000 and $453,000 for this plan for the years ended December 31, 2010, 2009, and 2008 respectively.

Note L—Income Taxes

The components of the income taxes (benefit) included in the statements of operations are as follows:

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Current tax provision
Federal	$4,624	$552	$(1,323)
State	402	457	(45)
	5,026	1,009	(1,368)
Deferred tax (benefit) provision	(2,494)	1,239	(19,524)
	$2,532	$2,248	$(20,892)

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 34% for 2010, 2009 and 2008, respectively, are as follows:

	For the years ended December 31,
	2010	2009	2008
	(in thousands)

Computed tax expense at statutory rate	$2,636	$2,159	$(21,512)
State taxes	414	354	(548)
Tax exempt interest income	(658)	(458)	-
Impairment of non-taxable goodwill	-	-	1,343
Other	140	193	(175)
	$2,532	$2,248	$(20,892)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	For the years ended December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$7,483	$5,804
Deferred compensation	887	698
State taxes	612	791
Nonqualified stock options	176	2
Stock appreciation rights	71	46
Net operating loss carry forwards	9	127
Tax deductible goodwill	13,156	14,174
Unrealized losses on investment securities available for sale	923	-
Nonaccrual Interest	1,118	-
OTTI	46	-
Total deferred tax assets	$24,481	$21,642
Deferred tax liabilities:
Unrealized losses on investment securities available for sale	-	73
Depreciation	116	491
Other	-	203
Total deferred tax liabilities	116	767
Net deferred tax asset	$24,365	$20,875

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2010	2009	2008

Beginning balance, January 1	$47	$47	$47
Increases in tax provisions for prior years	-	-	-
Decreases in tax provisions for prior years	-	-	-
Gross Unrecognized tax benefits at December 31	$47	$47	$47

The Company files federal and state returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

Note M—Stock-Based Compensation

In June 2005, the Company adopted an omnibus equity compensation plan (the 2005 plan). Employees and directors of the Company and the Bank are eligible to participate in the 2005 plan. An aggregate of 1,000,000 shares of common stock were reserved. Options granted under the 2005 plan expire on the tenth anniversary of their grant.

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

In October 1999, the Company adopted a stock option plan (the 1999 Plan). Employees and directors of the Company and the Bank were eligible to participate in the 1999 Plan. An aggregate of 1,000,000 shares of common stock were reserved under the 1999 Plan, with no more than 75,000 shares being issuable to non-employee directors. Options vested over four years and expired on the tenth anniversary of the grant.

A summary of the status of the Company’s equity compensation plans is presented below.

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2010	1,322,864	$12.34
Granted	1,136,000	8.69	-	-
Exercised	-	-	-	-
Expired	(212,250)	10.00	-	-
Forfeited	(1,750)	13.03	-	-
Outstanding at December 31, 2010	2,244,864	$10.71	6.67	$-
Exercisable at December 31, 2010	1,108,864		3.63	$-

A summary of the Company’s stock appreciation rights is presented below:

	Shares	Weighted- average price	Average remaining contractual term (years)

Outstanding at January 1, 2010	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at December 31, 2010	60,000	$11.41	1.17

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted- average grant-date fair value
Non-Vested Options
Non-Vested at January 1, 2010	10,000	$8.85
Granted	1,136,000	4.76
Vested	(10,000)	8.85
Forfeited	-	-
Non-Vested at December 31, 2010	1,136,000	$4.76

The Company granted 1,136,000 common stock options in 2010, 80,000 with a vesting period of one year and 1,056,000 with a vesting period of four years. The weighted-average fair value of the stock options issued was $4.76. The Company did not grant any stock options in 2009 and 2008.  There were no options exercised in 2010, 2009, or 2008.

For the year ended December 31, 2008, the Company granted 60,000 stock appreciation rights that have vesting periods of four years. The fair value of the stock appreciation rights per share was $4.90.

As of December 31, 2010, there was a total of $5.0 million of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 3.3 years.

For the years ended December 31, 2010 and  2009, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2010	2009
Risk-free interest rate	3.43%	-
Expected dividend yield	-	-
Expected volatility	55.22%	-
Expected lives (years)	5.93	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2010 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania and a technical support agreement with RAIT Financial Trust (RAIT) commencing in October 2000. The agreement was amended in June 2008. RAIT subleased a portion of its space to Cohen & Company, Inc. (Cohen & Co.). The Chief Executive Officer of the Company was the Chairman of RAIT until December 31, 2010, at which date she retired from that position. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. He is also a director, officer and principal shareholder of Cohen & Co. Under the technical support agreement, RAIT paid the Company $45,000 per year until December 31, 2008 when the technical support agreement terminated. RAIT paid the Company approximately $302,000, $307,000 and $412,000 for rent for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $2.2 million , $2.2 million and $1.7 million, net of rental charged to RAIT and Cohen & Co. of approximately $302,000, $307,000 and $412,000, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $15.0 million and $10.4 million as of December 31, 2010 and 2009, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2010, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2010, loans to these related parties amounted to $7.5 million.

The Bank participated in two loans in 2008 that were originated by RAIT, one of which was paid off in 2008. The outstanding participation was $21.7 million at December 31, 2010. The Bank has a senior position on the loan.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its executive offices for a term expiring in 2014. The Company also has leases for business production offices in Pennsylvania, Maryland, Florida and Minnesota that expire at various times through 2012. The Company also leases space in South Dakota for its stored value (prepaid debit) card department. The lease on this space expires on November 30, 2013. The Company also leases space in Illinois for its Small Business Lending division which expires in 2015.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,

2011	$2,147
2012	2,163
2013	2,021
2014	1,326
2015	837
Thereafter	2,243
$10,737

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $2.2 million, $2.2 million and $1.7 million, net of rental charged to RAIT and Cohen & Co. of approximately $302,000, $307,000 and $412,000, respectively.

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

The approximate contract amounts and maturity term at December 31,2010 of the Company’s credit commitments are as follows:

	December 31,
	2010	2009
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$302,530	$301,840
Standby letters of credit	14,682	14,369
	$317,212	$316,209

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2010. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows: $10.1 million in 2011, $3.3 million in 2012 and the remaining $1.2 million in 2013.

Note Q—Fair Value of Financial Instruments

FASB ASC topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under FASB ASC topic 820, Fair Value Measurements and Disclosures, and discussed below.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $472.3 million and $354.5 million as of December 31, 2010 and 2009, respectively, which approximated fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimation methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at December 31, 2010 and 2009 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at December 31, 2010, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	( in thousands)
Cash and cash equivalents	$472,319	$472,319	$354,459	$354,459
Investment securities available-for-sale	231,165	231,165	93,478	93,478
Investment securities held-to-maturity	21,364	16,550	21,468	15,415
Loans receivable, net	1,619,195	1,597,764	1,523,722	1,499,199
Demand deposits (non-interest bearing)	945,605	945,605	661,383	661,383
Savings, money market and interest checking	975,973	975,973	850,306	850,306
Certificates of deposit	102,519	102,587	142,820	142,818
Subordinated debentures and notes	13,401	9,185	13,401	9,152
Securities sold under agreements to repurchase	14,383	14,383	2,588	2,588
Short-term borrowings	136,000	136,000	100,000	100,000

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments, including commitments to extend credit, and the fair value of letters of credit are considered immaterial.

In addition, FASB ASC topic 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. FASB ASC topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The assets measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair value	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investment
Obligations of states and political subdivisions	$103,988	$-	$103,988	$-
Mortgage-backed securities	76,915	-	76,915	-
Other debt securities	44,024	-	43,276	748
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$231,165	$-	$224,179	$6,986

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale securities
	December 31, 2010	December 31, 2009

Beginning balance	$7,222	$7,032
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)	-	-
Included in earnings (or changes in net assets)	(13)	(4)
Included in other comprehensive income	186	(252)
Purchases, issuances, sales, and settlements
Purchases	-	243
Issuances	-	-
Sales	-	-
Settlements	(409)	203
Ending balance	$6,986	$7,222

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the period ended December 31, 2010 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,297	$-	$-	$15,297
Other real estate owned	2,115	-	-	2,115
	$17,412	$-	$-	$17,412

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $15.3 million through the establishment of specific reserves and other writedowns of $5.3 million or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R—Regulatory Matters

It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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
	(dollars in thousands)
As of December 31, 2010
Total capital
(to risk-weighted assets)
Company	$217,847	13.24%	$131,636	>=8.00	N/A	N/A
Bank	194,584	11.85%	131,368	8.00	164,210	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	197,277	11.99%	65,818	>=4.00	N/A	N/A
Bank	174,014	10.60%	65,684	4.00	98,526	>= 6.00%

Tier I capital
(to average assets)
Company	197,277	8.37%	94,268	>=4.00	N/A	N/A
Bank	174,014	7.39%	94,206	4.00	117,757	>= 5.00%

As of December 31, 2009
Total capital
(to risk-weighted assets)
Company	$259,658	17.06%	$121,730	>=8.00	N/A	N/A
Bank	185,629	12.22%	121,504	8.00	151,880	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	240,636	15.81%	60,865	>=4.00	N/A	N/A
Bank	166,642	10.97%	60,752	4.00	91,128	>= 6.00%

Tier I capital
(to average assets)
Company	240,636	12.68%	75,903	>=4.00	N/A	N/A
Bank	166,642	8.87%	75,903	4.00	94,878	>= 5.00%

As of December 31, 2010, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.

Also see Note C – Subsequent Events.

Note S – Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2010	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$20,021	$20,505	$20,760	$21,446
Net interest income	16,280	16,689	17,050	18,174
Provision for loan and lease losses	4,148	5,806	5,121	4,212
Non-interest income	5,494	4,959	4,920	5,223
Non-interest expense	14,207	15,238	16,105	16,198
Income tax expense	1,233	197	156	946
Net income	2,186	407	588	2,041
Net(loss) income available to common shareholders	(4,056)	407	588	2,041
Net (loss) income per share - basic	(0.15)	0.02	0.02	0.08
Net(loss) income per share - diluted	(0.15)	0.02	0.02	0.08

	Three months ended
2009	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$19,417	$20,022	$19,971	$20,349
Net interest income	14,916	15,969	15,975	16,849
Provision for loan and lease losses	3,000	2,500	3,500	4,000
Non-interest income	3,256	3,709	3,007	1,485
Non-interest expense	13,181	15,439	12,912	14,284
Income tax expense	781	632	818	17
Net income	1,210	1,107	1,752	33
Net income (loss) available to common shareholders	363	125	786	(932)
Net income (loss) per share - basic	0.03	0.01	0.04	(0.04)
Net income (loss) per share - diluted	0.03	0.01	0.04	(0.04)

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheet

	December 31,
	2010	2009
	(in thousands)
Assets
Cash and due from banks	$20,347	$71,928
Investment in bank subsidiaries	188,643	184,209
Other assets	3,347	2,792
Total assets	$212,337	$258,929

Liabilities and stockholders' equity
Other liabilities	$30	$326
Trust preferred	13,401	13,401
Notes payable	-	-
Stockholders' equity	198,906	245,202
Total liabilities and stockholders' equity	$212,337	$258,929

Condensed Statement of Operations

	December 31,
	2010	2009	2008
	(in thousands)
Income
Other income	$13,841	$266	$159
Total income	13,841	266	159

Expense
Interest on subordinated debentures	864	883	954
Interest on notes payable	-	15	747
Non-interest expense	14,321	622	261
Total expense	15,185	1,520	1,962
Equity in undistributed income of subsidiaries	6,136	4,963	(41,156)
Net income (loss) before tax benefit	4,792	3,709	(42,959)
Income tax (benefit)	(430)	(393)	(579)
Net income (loss)	5,222	4,102	(42,380)
Less preferred dividends and accretion	(6,242)	(3,760)	(243)
Income allocated to Series A preferred shareholders	-	-	-
Net income (loss) available to common shareholders	$(1,020)	$342	$(42,623)

Condensed Statements of Cash Flows

	December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$5,222	$4,102	$(42,380)
Decrease (increase) in other assets	36	(572)	(799)
(Decrease) increase in other liabilities	(296)	300	277
Equity in undistributed (income) loss of subsidiaries	(6,136)	(4,963)	41,156
Net cash used in operating activities	(1,174)	(1,133)	(1,746)

Investing activities

Contribution to subsidiary	-	-	(33,500)
Net cash used in investing activities	-	-	(33,500)

Financing activities
Dividends on preferred stock	(433)	(2,293)	(184)
Proceeds from the issuance of trust preferred securities	-		-
(Repayment) proceeds from short term borrowings	-	(1,000)	1,000
Proceeds from the issuance of series B preferred stock	-		45,220
Redemption of series B preferred stock	(45,220)
Repurchase of warrants	(4,754)
Proceeds from the issuance of common stock	-	62,099	-
Proceeds from the exercise of common stock options	-	-	-
Excess tax benefit from share based payment arrangements	-	-	-
Net cash (used) provided by financing activities	(50,407)	58,806	46,036
Net (decrease) increase in cash and cash equivalents	(51,581)	57,673	10,790
Cash and cash equivalents, beginning of year	71,928	14,255	3,465
Cash and cash equivalents, end of year	$20,347	$71,928	$14,255

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

 Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.  This report follows under the heading “Report of Independent Registered Public Accounting Firm”.

 Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited The Bancorp, Inc. (a Delaware corporation) and its subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Bancorp, Inc. and its subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 23, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 23, 2011

.Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2011 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2011 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2011 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2011Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2011 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2010
Consolidated Statement of Operations for the three years ended December 31, 2010
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2010
Consolidated Statement of Cash Flows for the three years ended December 31, 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen stock certificate(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Sublease and Technical Support Agreement with RAIT Investment Trust(1)

12.1	Ratio of earnings to fixed changes

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

____________
(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our current report on Form 8-K filed December 16, 2008, and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.

(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

February 23, 2011	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
 a

/s/ Betsy Z. Cohen BETSY Z. COHEN	Chief Executive Officer and Director (principal executive officer)	February 23, 2011

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	February 23, 2011

/s/ Daniel G. Cohen DANIEL G. COHEN	Director	February 23, 2011

/s/ Walter T. Beach WALTER T. BEACH	Director	February 23, 2011

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	February 23, 2011

/s/ Matthew Cohn MATTHEW COHN	Director	February 23, 2011

/s/ Leon A. Huff LEON A. HUFF	Director	February 23, 2011

/s/ William H. Lamb WILLIAM H. LAMB	Director	February 23, 2011

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	February 23, 2011

/s/ Linda Schaeffer LINDA SCHAEFFER	Director	February 23, 2011

/s/ Joan Specter JOAN SPECTER	Director	February 23, 2011

/s/ Paul Frenkiel PAUL FRENKIEL	Executive Vice President of Strategy, Chief Financial Officer and Secretary (principal accounting officer)	February 23, 2011