Form 10-Q
period 2011-03-31
Bancorp, Inc.
filed 2011-05-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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

As of May 2, 2011 there were 33,196,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$223,420	$157,411
Interest bearing deposits	630,524	314,908
Total cash and cash equivalents	853,944	472,319

Investment securities, available-for-sale, at fair value	273,643	231,165
Investment securities, held-to-maturity (fair value $17,537 and $16,550, respectively)	21,298	21,364
Loans, net of deferred loan costs	1,636,253	1,619,195
Allowance for loan and lease losses	(25,802)	(24,063)
Loans, net	1,610,451	1,595,132
Premises and equipment, net	8,533	8,767
Accrued interest receivable	8,807	8,878
Intangible assets, net	8,754	9,005
Other real estate owned	3,379	2,115
Deferred tax asset, net	23,817	24,365
Other assets	24,071	22,613
Total assets	$2,836,697	$2,395,723

LIABILITIES
Deposits
Demand (non-interest bearing)	$1,412,656	$945,605
Savings, money market and interest checking	1,105,226	975,973
Time deposits	1,397	90,862
Time deposits, $100,000 and over	11,830	11,657
Total deposits	2,531,109	2,024,097

Securities sold under agreements to repurchase	19,783	14,383
Short-term borrowings	-	87,000
Federal funds purchased	-	49,000
Accrued interest payable	149	124
Subordinated debenture	13,401	13,401
Other liabilities	14,654	8,812
Total liabilities	2,579,096	2,196,817

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,196,281 and 26,181,281
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	33,196	26,181
Additional paid-in capital	240,640	192,711
Accumulated deficit	(15,507)	(18,195)
Accumulated other comprehensive loss	(728)	(1,791)
Total shareholders' equity	257,601	198,906

Total liabilities and shareholders' equity	$2,836,697	$2,395,723

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$18,293	$17,916
Interest on investment securities:
Taxable interest	1,557	1,308
Tax-exempt interest	672	390
Interest bearing deposits	515	351
	21,037	19,965
Interest expense
Deposits	2,605	3,458
Securities sold under agreements to repurchase	16	7
Short-term borrowings	3	5
Subordinated debt	215	215
	2,839	3,685
Net interest income	18,198	16,280
Provision for loan and lease losses	4,672	4,148
Net interest income after provision for loan and lease losses	13,526	12,132

Non-interest income
Service fees on deposit accounts	635	381
Merchant credit card deposit and ACH fees	569	486
Stored value income	4,755	2,815
Gain on sales of investment securities	-	750
Other than temporary impairment on securities available-for-sale (1)	(75)	-
Leasing income	704	664
Debit card income	372	170
Other	785	228
Total non-interest income	7,745	5,494

Non-interest expense
Salaries and employee benefits	6,980	6,372
Depreciation and amortization	729	722
Rent and related occupancy cost	699	623
Data processing expense	2,393	1,613
Printing and supplies	282	414
Audit expense	260	291
Legal expense	500	354
Amortization of intangible assets	250	250
Loss on sale of other real estate owned	52	20
FDIC Insurance	1,212	756
Software, maintenance and equipment	366	258
Other	3,429	2,534
Total non-interest expense	17,152	14,207
Net income before income tax	4,119	3,419
Income tax provision	1,431	1,233
Net income	2,688	2,186
Less preferred stock dividends and accretion	-	(6,242)
Net income (loss) available to common shareholders	$2,688	$(4,056)
Net income (loss) per share - basic	$0.10	$(0.15)
Net income (loss) per share - diluted	$0.10	$(0.15)

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the three months ended March 31, 2011 (in thousands, except share data)
					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	capital	deficit	loss	income	Total

Balance at January 1, 2011	26,181,281	$26,181	$192,711	$(18,195)	$(1,791)		$198,906
Net income				2,688		$2,688	2,688
Issuance of common stock	7,015,000	7,015	47,513	-	-	-	54,528
Stock-based compensation	-	-	416	-	-	-	416
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	1,063	1,063	1,063
						$3,751
Balance at March 31, 2011	33,196,281	$33,196	$240,640	$(15,507)	$(728)		$257,601

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the three months ended
	March 31,
	2011	2010
Operating activities
Net income	$2,688	$2,186
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	979	972
Provision for loan and lease losses	4,672	4,148
Net amortization of investment securities discounts/premiums	105	12
Stock-based compensation expense	416	23
Mortgage loans originated for sale	(458)	-
Sale of mortgage loans originated for resale	454	-
Gain on sale of mortgage loans originated for resale	(4)	-
Deferred income tax benefit	-	(3)
(Gain) loss on sales of fixed assets	(2)	16
Other than temporary impairment on securities available-for-sale	75	-
Loss on sales of other real estate owned	52	20
Gain on sales of investment securities	-	750
Decrease in accrued interest receivable	71	133
Increase (decrease) in interest payable	25	(226)
(Increase) decrease in other assets	(1,571)	57
Increase (decrease) in other liabilities	5,842	(21,070)
Net cash provided by (used in) operating activities	13,344	(12,982)

Investing activities
Purchase of investment securities available-for-sale	(79,256)	(99,493)
Proceeds from redemptions and repayment on securities available-for-sale	38,275	25,997
Proceeds from sale of other real estate owned	173	-
Proceeds from sales of investment securities available-for-sale	-	10,438
Net increase in loans	(21,472)	(6,903)
Proceeds from sale of fixed assets	39	-
Purchases of premises and equipment	(418)	(861)
Net cash used in investing activities	(62,659)	(70,822)

Financing activities
Net increase in deposits	507,012	207,774
Net increase in securities sold under agreements to repurchase	5,400	5,657
Repayment of short-term borrowings and federal funds purchased	(136,000)	(100,000)
Proceeds from issuance of common stock	54,528	-
Redemption of preferred stock	-	(45,220)
Dividends paid on Series B preferred stock	-	(433)
Net cash provided by financing activities	430,940	67,778

Net increase (decrease) in cash and cash equivalents	381,625	(16,026)

Cash and cash equivalents, beginning of year	472,319	354,459

Cash and cash equivalents, end of period	$853,944	$338,433

Supplemental disclosure:
Interest paid	$2,814	$3,967
Taxes paid	$575	$26
Transfers of loans to other real estate owned	$1,489	$189

THE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Formation and Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and other banking services nationally, which include prepaid debit cards, health savings accounts, wealth management and private label banking. The principal medium for the delivery of the Company’s banking services is the Internet.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K report). The results of operations for the three month periods ended March 31, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the FASB Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in net earnings and related per share amounts for the three months ended March 31, 2011 and 2010. At March 31, 2011, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report.

The fair value of each grant of stock options and stock appreciation rights is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable as possible to the expected term. The Company did not grant any share-based compensation in the first quarter of 2011 or 2010.

As of March 31, 2011, there was $4,560,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 3.06 years. There were no stock options exercised for the three month periods ending March 31, 2011 and 2010. Related compensation expense for the three months ended March 31, 2011 and 2010 was $416,000 and $23,000 respectively. The following tables are a summary of activity in the plans for the periods shown:

For the three months ended March 31, 2011

Stock options:			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)

Outstanding at January 1, 2011	2,244,864	$10.71
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(3,749)	10.87	-	-
Outstanding at March 31, 2011	2,241,115	$10.71	6.43	$-
Exercisable at March 31, 2011	1,105,115		3.39	$-

Stock appreciation rights:			Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at beginning of the year	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at end of period	60,000	$11.41	6.96

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

The following tables show the Company’s earnings (loss) per share for the periods presented:

	For the three months ended
	March 31, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$2,688	28,051,948	$0.10
Effect of dilutive securities
Stock options	-	6,385	-
Diluted earnings per share
Net income available to common shareholders	$2,688	28,058,333	$0.10

Stock options for 2,201,115 shares and stock appreciation rights for 60,000 shares, exercisable at a weighted average price of $10.78 per share, were outstanding at March 31, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

	For the three months ended
	March 31, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$(4,056)	26,181,281	$(0.15)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(4,056)	26,181,281	$(0.15)

Stock options for 1,322,864 shares, common stock warrants for 980,203 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding during the three months ended March 31, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

Available-for-sale	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$5,789	$-	$-	$5,789
Tax-exempt obligations of states and political subdivisions	76,620	389	(1,707)	75,302
Taxable obligations of states and political subdivisions	28,864	242	(367)	28,739
Mortgage-backed securities	127,915	903	(82)	128,736
Other debt securities	27,892	1,511	(254)	29,149
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,928	-	-	5,928
	$273,008	$3,045	$(2,410)	$273,643

Held-to-maturity	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$19,534	$927	$(4,369)	$16,092
Other debt securities - pooled	1,764	-	(319)	1,445
	$21,298	$927	$(4,688)	$17,537

Available-for-sale	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Tax-exempt obligations of states and political subdivisions	$78,046	$335	$(3,070)	$75,311
Taxable obligations of states and political subdivisions	28,870	261	(454)	28,677
Mortgage-backed securities	76,275	704	(64)	76,915
Other debt securities	42,700	1,510	(186)	44,024
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$232,129	$2,810	$(3,774)	$231,165

Held-to-maturity	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$19,526	$128	$(4,632)	$15,022
Other debt securities - pooled	1,838	-	(310)	1,528
	$21,364	$128	$(4,942)	$16,550

Available-for-sale security fair values are based on the fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at March 31, 2011 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.8 million.

The Company periodically reviews its investment portfolio for other-than-temporary impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. An impairment in a debt security is considered to be other-than-temporary (a) if a credit loss exists, which occurs when the present value of the cash flows expected to be collected is less than the amortized cost basis for the security or (b) if either of the following conditions is met: an entity that holds a security has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company recognized other-than-temporary impairment charges of $75,000 in the first quarter of 2011 on one of its pooled trust preferred securities in its held-to-maturity portfolio.  The Company concluded that the remaining unrealized losses on the held-to-maturity securities are driven by interest rate and current economic conditions; however, the Company believes that the resulting unrealized losses are temporary. The Company has the ability to continue to hold the securities to their maturity.

The amortized cost and fair value of the Company’s investment securities at March 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$20,742	$20,737	$-	$-
Due after one year through five years	41,592	43,134	-	-
Due after five years through ten years	15,597	15,390	18,008	14,702
Due after ten years	189,149	188,454	3,290	2,835
Federal Home Loan and Atlantic
Central Bankers Bank stock	5,928	5,928	-	-
	$273,008	$273,643	$21,298	$17,537

At March 31, 2011 and December 31, 2010, investment securities with a book value of approximately $29.0 million and $19.8 million, respectively, were pledged as collateral under repurchase agreements and Federal Home Loan Bank advances as required or permitted by law. There were no gross gains on sales of securities in the first three months of 2011 as compared to gains of $750,000 in the first three months of 2010.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2011 (dollars in thousands):

March 31, 2011
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	51	$41,050	$(1,707)	$-	$-	$41,050	$(1,707)
Taxable obligations of states and
political subdivisions	13	11,844	(367)	-	-	11,844	(367)
Mortgage-backed securities	8	13,618	(82)	-	-	13,618	(82)
Other securities	2	1,988	(12)	655	(242)	2,643	(254)
Total temporarily impaired
investment securities	74	$68,500	$(2,168)	$655	$(242)	$69,155	$(2,410)

March 31, 2011
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$1,445	$(319)	$1,445	$(319)
Other debt securities - pooled	2	-	-	7,691	(4,369)	7,691	(4,369)
Total temporarily impaired
investment securities	4	$-	$-	$9,136	$(4,688)	$9,136	$(4,688)

December 31, 2010
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	65	$54,685	$(3,070)	$-	$-	$54,685	$(3,070)
Taxable obligations of states and
political subdivisions	15	14,060	(454)	-	-	14,060	(454)
Mortgage-backed securities	8	26,021	(64)	-		26,021	(64)
Other securities	11	16,771	(24)	748	(162)	17,519	(186)
Total temporarily impaired
investment securities	99	$111,537	$(3,612)	$748	$(162)	$112,285	$(3,774)

December 31, 2010
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3	$-	$-	$10,606	$(4,632)	$10,606	$(4,632)
Other debt securities - pooled	2	-	-	1,528	(310)	1,528	(310)
Total temporarily impaired
investment securities	5	$-	$-	$12,134	$(4,942)	$12,134	$(4,942)

Management evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes five single issue trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.  However, as a result of its review, the Company did record $75,000 in other than temporary impairment in the first quarter of 2011 on one pooled trust preferred security which it owns.

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial	$430,081	$441,799
Commercial mortgage (1)	601,046	580,780
Construction	202,105	203,120
Total commercial loans	1,233,232	1,225,699
Direct financing leases, net	107,624	103,289
Residential mortgage	94,682	93,004
Consumer loans and others	197,876	194,320
	1,633,414	1,616,312
Deferred loan costs	2,839	2,883
Total loans, net of deferred loan costs	$1,636,253	$1,619,195

Supplemental loan data:
Construction 1-4 family	$96,240	$100,689
Construction commercial, acquisition and development	105,865	102,431
	$202,105	$203,120

(1) At March 31, 2011, our owner occupied loans amounted to $136 million, or 22.7% of commercial mortgages.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total impaired loans were $14.2 million at March 31, 2011, of which $13.2 million had specific valuation allowances of $4.1 million. The remaining $1.0 million of impaired loans did not have a valuation allowance. The balance of impaired loans was $15.3 million at December 31, 2010, which had a specific valuation allowance of $5.3 million.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  Interest income would have increased by $95,000 in first quarter 2011 if interest on impaired loans had been accrued. The Company did not recognize any interest income on impaired loans in first quarter ended March 31, 2011 and 2010, respectively.

The following table provides information about impaired loans at March 31, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
March 31, 2011
Without an allowance recorded
Construction	$251	$1,560	$-
Commercial mortgage	774	774	-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	1,444	1,444	611
Commercial mortgage	2,011	2,011	419
Commercial	2,544	2,544	1,347
Consumer - home equity	633	633	428
Residential	6,571	6,544	1,340
Total
Construction	$1,695	$3,004	$611
Commercial	$5,329	$5,329	$1,766
Consumer	$633	$633	$428
Residential	$6,571	$6,544	$1,340

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
March 31, 2011
Without an allowance recorded
Construction	$905	$-
Commercial mortgage	774
Commercial	-	-
Consumer	-	-
Residential	-	-
With an allowance recorded
Construction	2,382	-
Commercial mortgage	1,831	-
Commercial	2,412	-
Consumer - home equity	797	-
Residential	6,048	-
Total
Construction	$3,287	$-
Commercial	$5,017	$-
Consumer	$797	$-
Residential	$6,048	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2011 or December 31, 2010):

	March 31,	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$1,695	$4,881
Commercial mortgage	2,785	1,650
Commercial	2,544	2,280
Consumer	633	960
Residential	6,571	5,526
Total non-accrual loans	14,228	15,297

Loans past due 90 days or more	3,028	2,219
Total non-performing loans	17,256	17,516
Other real estate owned	3,379	2,115
Total non-performing assets	$20,635	$19,631

An analysis of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct financing
	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
March 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4)	(102)	(2,143)	(31)	(668)	-	-	(2,948)
Recoveries	2	12	1	-	-	-	-	15
Provision	1,322	(639)	1,737	752	1,199	31	270	4,672
Ending balance	$7,371	$8,772	$4,625	$2,836	$1,109	$195	$894	$25,802

Ending balance: Individually evaluated for impairment	$1,347	$419	$611	$1,340	$428	$-	$-	$4,145

Ending balance: Collectively evaluated for impairment	$6,024	$8,353	$4,014	$1,496	$681	$195	$894	$21,657

Loans:
Ending balance	$430,081	$601,046	$202,105	$94,682	$197,876	$107,624	$2,839	$1,636,253

Ending balance: Individually evaluated for impairment	$2,544	$2,785	$1,695	$6,571	$633	$-	$-	$14,228

Ending balance: Collectively evaluated for impairment	$427,537	$598,261	$200,410	$88,111	$197,243	$107,624	$2,839	$1,622,025

December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	1,316	284	2,644	970	117	-	-	5,331

Ending balance: Collectively evaluated for impairment	4,735	9,217	2,386	1,145	461	164	624	18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

March 31,
2010

Balance in the allowance for loan and lease losses at
beginning of period	$19,123

Loans charged-off:
Commercial	2,728
Construction	-
Lease financing	-
Residential mortgage	223
Consumer	44
Total	2,995

Recoveries:
Commercial	79
Construction	1
Lease financing	-
Residential mortgage	-
Consumer	1
Total	81
Net charge-offs	2,914
Provision charged to operations	4,148
Balance in allowance for loan and lease losses at end
of period	$20,357
Net charge-offs/average loans	0.19%

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2011 or December 31, 2010.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):
Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
March 31, 2011	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$594	$7,076	$1,612	$2,544	$11,826	$418,255	$430,081
Commercial mortgage	2,356	-	824	2,785	5,965	595,081	601,046
Construction	-	1,961	391	1,695	4,047	198,058	202,105
Direct financing leases, net	2,087	188	193	-	2,468	105,156	107,624
Consumer - other	35	2	8	-	45	153,554	153,599
Consumer - home equity	330	-	-	633	963	43,314	44,277
Residential mortgage	-	3,360	-	6,571	9,931	84,751	94,682
Unamortized costs	-	-	-	-	-	2,839	2,839
	$5,402	$12,587	$3,028	$14,228	$35,245	$1,601,008	$1,636,253

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies loans by categories which are used throughout the industry as of March 31, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Risk Rating
Pass	$296,482	$291,140	$170,813	$165,089	$473,958	$461,378	$28,217	$30,066
Special Mention	-	-	-	-	-	-	-	-
Substandard	15,251	6,091	6,090	5,271	3,608	3,608	9,931	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	118,348	144,568	25,202	32,760	123,480	115,794	56,534	56,362
Total	$430,081	$441,799	$202,105	$203,120	$601,046	$580,780	$94,682	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Risk Rating
Pass	$60,457	$59,064	$-	$-	$-	$-	$1,029,927	$1,006,737
Special Mention	-	-	-	-	-	-	-	-
Substandard	644	1,224	-	-	-	-	35,524	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	136,775	134,032	107,624	103,289	2,839	2,883	570,802	589,688
Total	$197,876	$194,320	$107,624	$103,289	$2,839	$2,883	$1,636,253	$1,619,195

Note 7. Transactions with Affiliates

The Company entered into a sublease for a portion of its office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The Chief Executive Officer of the Company was the Chairman of RAIT until December 31, 2010, at which date she retired from that position. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. Rent expense for the three month periods ended March 31, 2011 and 2010, respectively, was approximately $162,000 and $161,000, net of rental charged to RAIT of approximately $73,000 and $72,000, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $136.9 million and $15.0 million as of March 31, 2011 and December 31, 2010, respectively.  The increase resulted from deposits of related interests of the Board of Directors, and is likely temporary.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2011, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At March 31, 2011, loans to these related parties amounted to $7.0 million

The Bank has a participation in one loan at March 31, 2011 that was originated by RAIT. The outstanding principal balance of the loan was $21.7 million at March 31, 2011.  The Bank has a senior position on the loan.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve and federal funds sold, had recorded book values of $853.9 million and $472.3 million as of March 31, 2011 and December 31, 2010, respectively, which approximated fair values.  The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at March 31, 2011 and December 31, 2010 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at March 31, 2011, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Cash and cash equivalents	$853,944	$853,944	$472,319	$472,319
Investment securities available-for-sale	273,643	273,643	231,165	231,165
Investment securities held-to-maturity	21,298	17,537	21,364	16,550
Loans receivable, net	1,636,253	1,611,766	1,619,195	1,597,764
Demand deposits (non-interest bearing)	1,412,656	1,412,656	945,605	945,605
Savings, money market and interest checking	1,105,226	1,105,226	975,973	975,973
Certificates of deposit	13,227	13,339	102,519	102,587
Subordinated debentures and notes	13,401	9,195	13,401	9,185
Securities sold under agreements to repurchase	19,783	19,783	14,383	14,383
Short-term borrowings	-	-	136,000	136,000

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$5,789	$-	$5,789	$-
Obligations of states and political subdivisions	104,041	-	104,041	-
Mortgage-backed securities	128,736	-	128,736	-
Other debt securities	29,149	-	28,494	655
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,928	-	-	5,928
	$273,643	$-	$267,060	$6,583

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investment
Obligations of states and political subdivisions	$103,988	$-	$103,988	$-
Mortgage-backed securities	76,915	-	76,915	-
Other debt securities	44,024	-	43,276	748
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$231,165	$-	$224,179	$6,986

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	March 31, 2011	December 31, 2010
Beginning balance	$6,986	$7,222
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-	(13)
Included in other comprehensive income	(80)	186
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(323)	(409)
Ending balance	$6,583	$6,986

The amount of total gains or losses for the period
included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to
assets still held at the reporting date.	$-	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):
		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$14,228	$-	$-	$14,228
Other real estate owned	3,379	-	-	3,379
	$17,607	$-	$-	$17,607

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,297	$-	$-	$15,297
Other real estate owned	2,115	-	-	2,115
	$17,412	$-	$-	$17,412

At March 31, 2011, impaired loans totaled $14.2 million with a specific reserve of $4.1 million, compared to impaired loans at December 31, 2010 of $15.3 million with a specific reserve of $5.3 million. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its March 31, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 10. Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.  The reclassifications had no effect on net income, total assets or shareholders’ equity.

 Note 11. Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring.  The creditor must separately conclude that both of the following exist 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  Management is currently evaluating the impact that this accounting standard may have on the Company’s consolidated financial statements.

Note 12. Shareholders’ Equity

In March 2011, the Company issued 7,015,000 shares of the Company’s common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to the Company, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

 Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services and related other banking services, which include prepaid debit cards, health savings accounts, wealth management and private label banking, to both regional and national markets.

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

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card and American Clearing House, or ACH, processing (charges processed directly to checking accounts) for merchants affiliated with independent service organizations; wealth management; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid debit cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group and private label banking. Our private label banking, card and ACH processing, health savings account and stored value card programs are a source of fee income and low-cost deposits.

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

Current Developments

As described in “Recent Developments” in our September 30, 2010 Form 10-Q and December 31, 2010 Form 10-K, the advisors of a third party, through which we provide deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification we and our customer changed the practices and by September 30, 2010 we believe these practices were in accordance with FDIC guidance in Financial Institution Letter number 81 issued on November 24, 2010. The FDIC has notified us that a formal action should be anticipated in connection with various compliance management issues including past overdraft charging practices, collections practices and transaction error resolution in alleged violation of Section 5 of the Federal Trade Commission Act. We believe that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  Our customer has contractually indemnified the Bank for portions of such liabilities. The Bank believes that such indemnification would be collectible.  Since we plan to augment our compliance management system and will be subject to related FDIC requirements, we anticipate that our noninterest expense will increase.

Results of Operations

First quarter 2011 to first quarter 2010

Net Income:  Net income for the first quarter of 2011 was $2.7 million, compared to $2.2 million for the first quarter of 2010. The increase reflected a $1.9 million increase in net interest income and a $3.1 million increase in non-interest income (excluding security gains) which were partially offset by a $524,000 increase in the provision for loan and lease losses and a $2.9 million increase in non-interest expense.  In the first quarter of 2010, $750,000 of gain on sale of investment securities was realized; we had no such gains in the first quarter of 2011. Non-interest income (excluding securities gains) increased to $7.7 million from $4.7 million in first quarter 2011.  The higher non-interest income resulted primarily from increases in prepaid card income, service fees on deposit accounts and debit card income.  Higher net interest income primarily resulted from higher loan and investment security balances and from a lower cost of funds.  Diluted earnings per share were $0.10 in first quarter 2011 compared to diluted loss per share of $0.15 for first quarter 2010.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the first quarter 2010 loss per share reflected a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of related cash dividends paid prior to the repurchase.  Return on average assets was 0.36% and return on average equity was 5.07% for the first quarter of 2011, as compared to 0.37% and 4.07%, respectively, for the first quarter of 2010.

Net Interest Income:  Our net interest income for first quarter 2011 increased to $18.2 million, an increase of $1.9 million or 11.8% from $16.3 million in first quarter 2010, while our interest income for first quarter 2011 increased to $21.0 million, an increase of $1.1 million or 5.4% from $20.0 million for first quarter 2010.  The increase in interest income resulted primarily from higher balances of loans and securities.  Our average loans and leases increased to $1.63 billion for first quarter 2011 from $1.52 billion for first quarter 2010, while related interest income increased $377,000.  Our average investment securities increased to $263.2 million for first quarter 2011 from $161.3 million for first quarter 2010, while related interest income increased $531,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2011 decreased to 2.72% from 3.06% in first quarter of 2010, a decrease of 34 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality which were invested at the Federal Reserve Bank.  Additionally, in first quarter 2011 the average yield on our loans decreased to 4.49% from 4.72% for first quarter 2010, a decrease of 23 basis points.  Interest earning deposits increased $361 million to $833 million in first quarter 2011 from $472 million in first quarter 2010 reflecting the seasonal deposits noted above.  These funds earn interest at a rate of 25 basis points which caused our asset yield to decrease in first quarter 2011.  Our deposit growth reflected increases in balances associated with our stored value (prepaid card), wealth management and merchant card processing accounts.  Additionally, balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short-term investments. We have liquidity sources in excess of that amount, and monitor our liquidity daily.  The cost of interest bearing deposits decreased to 0.81% for first quarter 2011 from 1.14% for first quarter 2010, a decrease of 33 basis points, while the cost of interest-bearing liabilities decreased to 0.87% for first quarter 2011 from 1.20% for first quarter 2010, a decrease of 33 basis points.  Total cost of funds, including interest bearing and non-interest bearing liabilities, amounted to 0.41% for first quarter 2011 compared to 0.70% in first quarter 2010.  The decrease in cost of funds reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.  We have been changing our deposit mix to reduce time deposits and higher cost funds in various deposit categories.  In first quarter 2011, average demand (non-interest bearing) deposits amounted to $1.65 billion, compared to $950.3 million in first quarter 2010.  The increase reflected balances from our largest affinity group as discussed previously in this paragraph.  In first quarter 2011, average deposits amounted to $2.73 billion, compared to $2.09 billion in first quarter 2010.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,627,928	$18,260	4.49%	$1,518,631	$17,916	4.72%
Loans-nontaxable*	2,344	50	8.53%	-	-	0.00%
Investment securities-taxable	185,583	1,557	3.36%	130,432	1,308	4.01%
Investment securities-nontaxable*	77,592	1,011	5.21%	30,855	587	7.61%
Interest earning deposits	833,085	515	0.25%	472,388	351	0.30%
Federal funds sold	-	-	0.00%	-	-	0.00%
Net interest earning assets	2,726,532	21,393	3.14%	2,152,306	20,162	3.75%

Allowance for loan and lease losses	(24,811)			(19,821)
Other assets	286,553			201,340
	$2,988,274			$2,333,825

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$1,647,682	$425	0.10%	$950,319	$219	0.09%
Interest bearing deposits
Interest checking	714,846	1,279	0.72%	539,757	1,924	1.43%
Savings and money market	321,472	797	0.99%	544,758	1,182	0.87%
Time	46,507	104	0.89%	50,270	133	1.06%
Total interest bearing deposits	1,082,825	2,180	0.81%	1,134,785	3,239	1.14%
Total deposits	2,730,507	2,605	0.38%	2,085,104	3,458	0.66%

Short-term borrowings	3,022	3	0.40%	3,183	5	0.63%
Repurchase agreements	17,030	16	0.38%	4,774	7	0.59%
Subordinated debt	13,401	215	6.42%	13,401	215	6.42%
Net interest bearing liabilities	1,116,278	2,414	0.87%	1,156,143	3,466	1.20%
Total cost of funds	2,763,960	2,839	0.41%	2,106,462	3,685	0.70%

Other liabilities	9,435			12,658
Total Liabilities	2,773,395			2,119,120

Shareholders' equity	214,879			214,705
	$2,988,274			$2,333,825

Net interest income on tax equivalent basis *		$18,554			$16,477

Tax equivalent adjustment		356			197

Net interest income		$18,198			$16,280

Net interest margin *			2.72%			3.06%

* Full taxable equivalent basis, using a 34% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For first quarter 2011, average interest-earning assets increased to $2.73 billion, an increase of $574.2 million, or 26.7%, from first quarter of 2010.  The increase reflected increased average balances of loans and leases of $111.6 million or 7.4%, and increased average balances of investment securities of $101.9 million or 63.2%.  Average demand deposits increased $697.4 million or 73.4% while average interest checking deposits increased $175.1 million or 32.4%. Average savings and money market deposits decreased $223.3 million or 41.0%.  The reductions reflected intentional reductions of higher cost funds.  The Bank experienced growth in deposits relating to prepaid, wealth management, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $4.7 million for the first quarter of 2011 compared to $4.1 million for the first quarter of 2010.  The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At March 31, 2011, our allowance for loan and lease losses amounted to $25.8 million or 1.58% of total loans.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans and loans 90 days delinquent and still accruing” below.

Non-Interest Income. Non-interest income was $7.3 million in first quarter 2011 compared to $4.7 million in first quarter 2010 excluding a $485,000 legal settlement and OTTI of $75,000 in first quarter 2011 and before gains on securities of $750,000 in first quarter 2010. The $2.5 million, or 54.6%, increase in first quarter 2011 compared to first quarter 2010 primarily reflected increases in transaction volume revenues in prepaid (stored value) cards of $2.0 million, or 68.9% to $4.8 million for first quarter 2011 from $2.8 million for first quarter 2010.  It also reflected increases in service fees on deposit accounts of $254,000 or 66.7% to $635,000 for the first quarter of 2011 from $381,000 for first quarter 2010 reflecting the institution of monthly service charges on certain health savings accounts.  Debit card income increased $202,000, or 118.8%, to $372,000 for first quarter 2011 from $170,000 for first quarter 2010 as a result of volume from more deposit accounts.  Other non-interest income increased $557,000, or 244.3%, to $785,000 for first quarter 2011 from $228,000 from first quarter 2010.  This increase was primarily due to a $485,000 legal settlement in favor of the Bank in 2011.

Non-Interest Expense. Total non-interest expense was $17.2 million for first quarter 2011, an increase of $3.0 million, or 20.7%, over $14.2 million for first quarter 2010.  Salaries and employee benefits amounted to $7.0 million, an increase of $608,000 or 9.5% over $6.4 million for first quarter 2010.  The increase in salaries and employee benefits reflected staff additions and expense related to commercial loans including the new SBA loan division, deposit generating departments and other areas to accommodate growth, and a $393,000 increase in employee stock option expense. It also reflected annual salary increases between 0% and 1.0% to our employees.  Rent and occupancy increased $76,000, or 12.2% to $699,000 in first quarter 2011 from $623,000 in first quarter 2010 reflecting the impact of credits received in the prior year.  Data processing increased $780,000, or 48.4%, to $2.4 million in first quarter 2011 from $1.6 million in first quarter 2010 due to an increased number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Printing and supplies decreased to $282,000 a decrease of $132,000, or 31.9%, from $414,000 in first quarter 2010.  Audit expense decreased $31,000, or 10.7%, to $260,000 for first quarter 2011 from $291,000 in first quarter 2010 as a result of decreases in outside and other audit costs.  Legal expense increased $146,000, or 41.2%, to $500,000 for first quarter 2011 from $354,000 in first quarter 2010 primarily due to higher loan collection costs. Federal Deposit Insurance Corporation (FDIC) insurance expense increased $456,000, or 60.3%, to $1.2 million for first quarter 2011 from $756,000 in first quarter 2010.  This increase resulted primarily from growth in deposits.  Software, maintenance and equipment expense increased $108,000, or 41.9%, to $366,000 in first quarter 2011 from $258,000 in first quarter 2010. This increase included software for a new management reporting system, increased security, storage capacity and various hardware used for loan and deposit products.  Other non-interest expense increased $895,000, or 35.3%, to $3.4 million in first quarter 2011 from $2.5 million in first quarter of 2010.  The $895,000 increase included a $243,000 increase in loan expenses reflecting expenses related to Small Business Administration loans and other new prospective commercial loan business.  It also reflected a $167,000 increase in other real estate owned expense, a $62,000 increase in insurance reflecting significant coverage enhancements and a $50,000 increase in postage due primarily to account volume.

Income Taxes.  Income tax expense was $1.4 million for first quarter 2011 compared to $1.2 million in first quarter 2010, an increase of $198,000 or 16.1%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first quarter 2010 was 34.7% as compared to 36.1% in first quarter 2010.  The lower tax rate primarily reflected the impact of purchases of tax exempt obligations of states and political subdivisions.

Preferred Stock Dividend and Accretion. As a result of our redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the Troubled Asset Relief Program (TARP) in first quarter 2010, we did not pay cash dividends or have any related accretion in first quarter 2011 as compared to cash dividends of $433,000 and $5.8 million of accretion in first quarter 2010.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first three months of 2011 was cash inflows from net increases in deposits, which were $507.0 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While historically we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements, as of March 31, 2011, we had no FHLB advances outstanding, as a result of deposit growth.

Funding in the first three months of 2011 included cash outflows of $79.2 million for net investment security purchases, and an outflow for loans of $21.5 million.  At March 31, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $334.5 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less intangibles. At March 31, 2011 the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of March 31, 2011
The Company	8.62%	15.33%	16.58%
The Bancorp Bank	6.00%	10.69%	11.94%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2010
The Company	8.37%	11.99%	13.24%
The Bancorp Bank	7.39%	10.60%	11.85%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

The increase in capital ratios at March 31, 2011 compared to December 31, 2010 was the result of the common stock offering completed in the first quarter of 2011.  In March 2011, we issued 7,015,000 shares of our common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million. The decrease in the Bank’s Tier 1 capital to average assets ratio was the result of deposit seasonality in the first quarter of 2011.  (See Results of Operations – Average Daily Balances.”

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

We monitor, manage and control interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) and an interest rate risk management model. With the interest rate risk management model, we project future net interest income and then estimate the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. We also use the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging our interest earning assets and interest bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that we estimate will reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest earning assets and interest bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2011. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$856,175	$200,124	$269,506	$102,822	$207,626
Investment securities	7,056	23,588	48,193	38,760	177,344
Interest earning deposits	630,524	-	-	-	-
Total interest earning assets	1,493,755	223,712	317,699	141,582	384,970

Interest bearing liabilities:
Demand deposits *	780,188	-	-	-	-
Interest checking	374,852	187,426	187,426	-	-
Savings and money market	88,880	177,762	88,880	-	-
Time deposits	2,542	7,940	2,745	-	-
Securities sold under agreements to repurchase	19,783	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	1,269,646	373,128	279,051	10,000	-
Gap	$224,109	$(149,416)	$38,648	$131,582	$384,970
Cumulative gap	$224,109	$74,693	$113,341	$244,923	$629,893
Gap to assets ratio	8%	-5%	1%	5%	14%
Cumulative gap to assets ratio	8%	3%	4%	9%	22%

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

Financial Condition

General. Our total assets at March 31, 2011 were $2.84 billion, of which our total loans were $1.64 billion. At December 31, 2010 our total assets were $2.40 billion, of which our total loans were $1.62 billion.  Most of the increase in assets at March 31, 2011 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest bearing deposits and federal funds sold.  At March 31, 2011, we had a total of $630.5 million of interest-bearing deposits, comprised primarily of interest-bearing balances at the Federal Reserve Bank.

Investment securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $294.9 million on March 31, 2011, an increase of $42.4 million or 16.8% from year-end 2010. The increase in investment securities was primarily a result of increased purchases of mortgaged backed securities with expected average lives in the 4-5 year range.  The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower capital requirements.  The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

The other securities included in the held-to-maturity classification on our balance sheet at March 31, 2011 consist of five single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $19.5 million, of which three securities totaling $7.5 million were issued by three different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.8 million.

Loans. Total loans increased to $1.64 billion at March 31, 2011 from $1.62 billion at December 31, 2010, an increase of $17.1 million.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2011	2010

Commercial	$430,081	$441,799
Commercial mortgage (1)	601,046	580,780
Construction	202,105	203,120
Total commercial loans	1,233,232	1,225,699
Direct financing leases, net	107,624	103,289
Residential mortgage	94,682	93,004
Consumer loans and others	197,876	194,320
	1,633,414	1,616,312
Deferred loan costs	2,839	2,883
Total loans, net of deferred loan costs	$1,636,253	$1,619,195

Supplemental loan data:
Construction 1-4 family	$96,240	$100,689
Construction commercial, acquisition and development	105,865	102,431
	$202,105	$203,120

(1) At March 31, 2011, our owner occupied loans amounted to $136 million, or 22.7% of commercial mortgages.

Allowance for loan and lease losses. We review the adequacy of our allowance for loan and lease losses on a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 69% of our loans are subject to that department’s oversight on an annual basis.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

		Commercial		Residential		Direct financing
	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
March 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4)	(102)	(2,143)	(31)	(668)	-	-	(2,948)
Recoveries	2	12	1	-	-	-	-	15
Provision	1,322	(639)	1,737	752	1,199	31	270	4,672
Ending balance	$7,371	$8,772	$4,625	$2,836	$1,109	$195	$894	$25,802

Ending balance: Individually evaluated for impairment	$1,347	$419	$611	$1,340	$428	$-	$-	$4,145

Ending balance: Collectively evaluated for impairment	$6,024	$8,353	$4,014	$1,496	$681	$195	$894	$21,657

Loans:
Ending balance	$430,081	$601,046	$202,105	$94,682	$197,876	$107,624	$2,839	$1,636,253

Ending balance: Individually evaluated for impairment	$2,544	$2,785	$1,695	$6,571	$633	$-	$-	$14,228

Ending balance: Collectively evaluated for impairment	$427,537	$598,261	$200,410	$88,111	$197,243	$107,624	$2,839	$1,622,025

December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	1,316	284	2,644	970	117	-	-	5,331

Ending balance: Collectively evaluated for impairment	4,735	9,217	2,386	1,145	461	164	624	18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

March 31,
2010

Balance in the allowance for loan and lease losses at
beginning of period	$19,123

Loans charged-off:
Commercial	2,728
Construction	-
Lease financing	-
Residential mortgage	223
Consumer	44
Total	2,995

Recoveries:
Commercial	79
Construction	1
Lease financing	-
Residential mortgage	-
Consumer	1
Total	81
Net charge-offs	2,914
Provision charged to operations	4,148
Balance in allowance for loan and lease losses at end
of period	$20,357
Net charge-offs/average loans	0.19%

Net charge-offs.  Net charge-offs were $2.9 million for the three months ended March 31, 2011 and 2010, respectively.  The majority of the charge-offs in the first quarter were associated with four construction loans totaling $2.1 million and four consumer loans totaling $668,000.

Non-performing loans and loans 90 days delinquent and still accruing.  Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  The following tables summarize our non-performing loans, other real estate owned and our loans past due 90 days or more still accruing interest (in thousands):

	March 31,	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$1,695	$4,881
Commercial mortgage	2,785	1,650
Commercial	2,544	2,280
Consumer	633	960
Residential	6,571	5,526
Total non-accrual loans	14,228	15,297

Loans past due 90 days or more	3,028	2,219
Total non-performing loans	17,256	17,516
Other real estate owned	3,379	2,115
Total non-performing assets	$20,635	$19,631

	March 31,
	2010
	(in thousands)

Non-accrual loans	$17,863
Loans past due 90 days or more	4,071
Total non-performing loans	21,934
Other real estate owned	648
Total non-performing assets	$22,582

The following table provides information about impaired loans at March 31, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
March 31, 2011
Without an allowance recorded
Construction	$251	$1,560	$-
Commercial mortgage	774	774	-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	1,444	1,444	611
Commercial mortgage	2,011	2,011	419
Commercial	2,544	2,544	1,347
Consumer - home equity	633	633	428
Residential	6,571	6,544	1,340
Total
Construction	$1,695	$3,004	$611
Commercial	$5,329	$5,329	$1,766
Consumer	$633	$633	$428
Residential	$6,571	$6,544	$1,340

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
March 31, 2011
Without an allowance recorded
Construction	$905	$-
Commercial mortgage	774
Commercial	-	-
Consumer	-	-
Residential	-	-
With an allowance recorded
Construction	2,382	-
Commercial mortgage	1,831	-
Commercial	2,412	-
Consumer - home equity	797	-
Residential	6,048	-
Total
Construction	$3,287	$-
Commercial	$5,017	$-
Consumer	$797	$-
Residential	$6,048	$-

We had $14.2 million of non-accrual loans at March 31, 2011 compared to $15.3 million of non-accrual loans at December 31, 2010. The decrease in non-accrual loans was primarily due to the impact of $2.3 million of loan charge-offs and $1.5 million of loans transferred to other real estate owned partially offset by $2.8 million of loans placed on non-accrual status.  The majority of the additions resulted from seven loans.  Loans past due 90 days or more still accruing interest amounted to $3.0 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively. The $809,000 increase reflected $2.0 million of additions partially offset by $1.1 million of loans transferred to non-accrual status and $109,000 of loan payments.

A detail of our delinquent loans by loan category is as follows (in thousands):
Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
March 31, 2011	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$594	$7,076	$1,612	$2,544	$11,826	$418,255	$430,081
Commercial mortgage	2,356	-	824	2,785	5,965	595,081	601,046
Construction	-	1,961	391	1,695	4,047	198,058	202,105
Direct financing leases, net	2,087	188	193	-	2,468	105,156	107,624
Consumer - other	35	2	8	-	45	153,554	153,599
Consumer - home equity	330	-	-	633	963	43,314	44,277
Residential mortgage	-	3,360	-	6,571	9,931	84,751	94,682
Unamortized costs	-	-	-	-	-	2,839	2,839
	$5,402	$12,587	$3,028	$14,228	$35,245	$1,601,008	$1,636,253

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies our loans by categories which are used throughout the industry as of March 31, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Risk Rating
Pass	$296,482	$291,140	$170,813	$165,089	$473,958	$461,378	$28,217	$30,066
Special Mention	-	-	-	-	-	-	-	-
Substandard	15,251	6,091	6,090	5,271	3,608	3,608	9,931	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	118,348	144,568	25,202	32,760	123,480	115,794	56,534	56,362
Total	$430,081	$441,799	$202,105	$203,120	$601,046	$580,780	$94,682	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Risk Rating
Pass	$60,457	$59,064	$-	$-	$-	$-	$1,029,927	$1,006,737
Special Mention	-	-	-	-	-	-	-	-
Substandard	644	1,224	-	-	-	-	35,524	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	136,775	134,032	107,624	103,289	2,839	2,883	570,802	589,688
Total	$197,876	$194,320	$107,624	$103,289	$2,839	$2,883	$1,636,253	$1,619,195

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including health savings, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. At March 31, 2011, we had total deposits of $2.53 billion as compared to $2.02 billion at December 31, 2010, an increase of $507.0 million or 25.0%.  Increases in average deposit trends have allowed us to largely eliminate time deposits, which typically bear higher interest rates. While short term time deposits may bear lower rates in certain cases other deposits with slightly higher costs are more stable and are long term.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2011		December 31, 2010
	Average	Average	Average	Average
	balance	Rate	balance	Rate
	(unaudited)
Demand (non-interest bearing) *	$1,647,682	0.10%	$1,011,667	0.13%
Interest checking	714,846	0.72%	622,116	1.27%
Savings and money market	321,472	0.99%	311,251	1.26%
Time	46,507	0.89%	69,169	0.66%
Total deposits	$2,730,507	0.38%	$2,014,203	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At March 31, 2011, we did not have any advances from the Federal Home Loan Bank, as compared to $87.0 million of outstanding borrowings as of December 31, 2010.  Additionally, we had $49.0 million drawn under lines of credit as of December 31, 2010 and none at March 31, 2011.  We tested our liquidity sources on the last day of the year for a single day period.  Typically, system-wide funding demand is particularly high that day.  We have rarely used these lines as our growing deposit relationships have precluded the need for additional funds.

Other liabilities.  Other liabilities increased to $14.7 million at March 31, 2011 from $8.8 million at December 31, 2010 an increase of $5.9 million.  At March 31, 2011 other liabilities included approximately $5.8 million for commitments to purchase investment securities which are scheduled to settle in the second quarter of 2011.

Shareholders’ Equity.  At March 31, 2011, we had $257.6 million in shareholders’ equity an increase of $58.7 million over December 31, 2010.  The increase was principally due to our public offering of 7,015,000 shares of our common stock at a public offering price of $8.25 per share.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

On March 10, 2010 the Company repurchased its outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock under the Troubled Assets Relief Program (TARP) for $45.2 million.  The Company accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $5.8 million and recorded a corresponding charge to retained earnings. On September 8, 2010 the Company repurchased all of the 980,203 outstanding warrants issued to the Treasury Department and recorded a reduction to additional paid-in capital of $4.8 million.

During the first three months of 2010, $433,000 in dividends were paid on our Series B preferred stock.  We recognized accretion of $5.8 million related to discount on the TARP preferred shares during the first three months of 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

THE BANCORP INC.
(Registrant)

May 9, 2011	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 9, 2011	/s/Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.