Form 10-Q
period 2011-06-30
Bancorp, Inc.
filed 2011-08-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  _____________ to ____________

Commission file number: 51018

THE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

409 Silverside Road
Wilmington, DE	19809
(Address of principal	(Zip code)
executive offices)

Registrant's telephone number, including area code:  (302) 385-5000

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
Yes [  ]  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer [ ]	Accelerated filer [X]

	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 2, 2011 there were 33,196,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$168,957	$157,411
Interest bearing deposits	199,866	314,908
Total cash and cash equivalents	368,823	472,319

Investment securities, available-for-sale, at fair value	353,099	231,165
Investment securities, held-to-maturity (fair value $13,498 and $16,550, respectively)	18,102	21,364
Loans, net of deferred loan costs	1,678,660	1,619,195
Allowance for loan and lease losses	(27,685)	(24,063)
Loans, net	1,650,975	1,595,132
Premises and equipment, net	8,296	8,767
Accrued interest receivable	7,839	8,878
Intangible assets, net	8,504	9,005
Other real estate owned	3,764	2,115
Deferred tax asset, net	21,960	24,365
Other assets	24,477	22,613
Total assets	$2,465,839	$2,395,723

LIABILITIES
Deposits
Demand (non-interest bearing)	$1,073,228	$945,605
Savings, money market and interest checking	1,076,654	975,973
Time deposits	1,394	90,862
Time deposits, $100,000 and over	11,427	11,657
Total deposits	2,162,703	2,024,097

Securities sold under agreements to repurchase	20,258	14,383
Short-term borrowings	-	87,000
Federal funds purchased	-	49,000
Accrued interest payable	131	124
Subordinated debenture	13,401	13,401
Other liabilities	7,109	8,812
Total liabilities	2,203,602	2,196,817

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,196,281 and 26,181,281
shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33,196	26,181
Additional paid-in capital	241,011	192,711
Accumulated deficit	(14,847)	(18,195)
Accumulated other comprehensive income (loss)	2,877	(1,791)
Total shareholders' equity	262,237	198,906

Total liabilities and shareholders' equity	$2,465,839	$2,395,723

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$18,144	$18,373	$36,437	$36,289
Interest on investment securities:
Taxable interest	2,340	1,702	3,897	3,010
Tax-exempt interest	670	347	1,342	737
Interest bearing deposits	230	83	745	434
	21,384	20,505	42,421	40,470
Interest expense
Deposits	2,885	3,534	5,490	6,992
Securities sold under agreements to repurchase	26	7	42	14
Short-term borrowings	-	59	3	64
Subordinated debt	216	216	431	431
	3,127	3,816	5,966	7,501
Net interest income	18,257	16,689	36,455	32,969
Provision for loan and lease losses	6,963	5,806	11,635	9,954
Net interest income after provision for loan and lease losses	11,294	10,883	24,820	23,015

Non-interest income
Service fees on deposit accounts	675	527	1,310	908
Merchant credit card deposit and ACH fees	590	577	1,159	1,063
Stored value income	4,390	2,512	9,145	5,327
Gain on sales of investment securities	603	469	603	1,219
Other than temporary impairment on securities held-to-maturity (1)	-	-	(75)	-
Leasing income	645	511	1,349	1,175
Debit card income	191	172	563	342
Other	693	191	1,416	419
Total non-interest income	7,787	4,959	15,470	10,453

Non-interest expense
Salaries and employee benefits	7,550	6,468	14,530	12,840
Depreciation and amortization	723	741	1,452	1,463
Rent and related occupancy cost	734	654	1,433	1,277
Data processing expense	2,173	1,695	4,566	3,308
Printing and supplies	398	337	680	751
Audit expense	250	311	510	602
Legal expense	696	701	1,196	1,055
Amortization of intangible assets	250	250	500	500
Loss on sale of other real estate owned	439	-	491	20
FDIC Insurance	711	1,098	1,923	1,854
Software, maintenance and equipment	381	328	747	586
Other	3,827	2,655	7,194	5,189
Total non-interest expense	18,132	15,238	35,222	29,445
Net income before income tax	949	604	5,068	4,023
Income tax provision	289	197	1,720	1,430
Net income	660	407	3,348	2,593
Less preferred stock dividends and accretion	-	-	-	(6,242)
Net income (loss) available to common shareholders	$660	$407	$3,348	$(3,649)
Net income (loss) per share - basic	$0.02	$0.02	$0.11	$(0.14)
Net income (loss) per share - diluted	$0.02	$0.02	$0.11	$(0.14)

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2011
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	capital	deficit	gain/(loss)	income	Total

Balance at January 1, 2011	26,181,281	$26,181	$192,711	$(18,195)	$(1,791)		$198,906
Net income				3,348		$3,348	3,348
Issuance of common stock	7,015,000	7,015	47,486	-	-	-	54,501
Stock-based compensation	-	-	814	-	-	-	814
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	4,668	4,668	4,668
						$8,016
Balance at June 30, 2011	33,196,281	$33,196	$241,011	$(14,847)	$2,877		$262,237

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended
	June 30,
	2011	2010
Operating activities
Net income	$3,348	$2,593
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	1,952	1,963
Provision for loan and lease losses	11,635	9,954
Net amortization of investment securities discounts/premiums	223	46
Stock-based compensation expense	814	152
Mortgage loans originated for sale	(458)	(704)
Sale of mortgage loans originated for resale	462	709
Gain on sale of mortgage loans originated for resale	(4)	(5)
Deferred income tax benefit	-	(3)
(Gain) loss on sales of fixed assets	(8)	27
Other than temporary impairment on securities held-to-maturity	75	-
Loss on sales of other real estate owned	491	20
Gain on sales of investment securities	(603)	(1,219)
Decrease (increase) in accrued interest receivable	1,039	(761)
Increase (decrease) in interest payable	7	(197)
Increase in other assets	(2,110)	(7,268)
Decrease in other liabilities	(1,703)	(10,104)
Net cash provided by (used in) operating activities	15,160	(4,797)

Investing activities
Purchase of investment securities available-for-sale	(194,522)	(170,278)
Proceeds from call of securities held-to-maturity	4,000	-
Proceeds from sale of investment securities available-for-sale	23,581	30,144
Proceeds from redemptions and repayment of securities available-for-sale	55,647	28,925
Proceeds from sale of other real estate owned	769	189
Net increase in loans	(70,387)	(59,753)
Proceeds from sale of fixed assets	45	-
Purchases of premises and equipment	(771)	(1,624)
Net cash used in investing activities	(181,638)	(172,397)

Financing activities
Net increase in deposits	138,606	227,098
Net increase in securities sold under agreements to repurchase	5,875	4,964
Repayment of short-term borrowings and federal funds purchased	(136,000)	(100,000)
Proceeds from issuance of common stock	54,501	-
Redemption of preferred stock	-	(45,220)
Dividends paid on Series B preferred stock	-	(433)
Net cash provided by financing activities	62,982	86,409

Net decrease in cash and cash equivalents	(103,496)	(90,785)

Cash and cash equivalents, beginning of period	472,319	354,459

Cash and cash equivalents, end of period	$368,823	$263,674

Supplemental disclosure:
Interest paid	$5,959	$7,698
Taxes paid	$4,571	$31
Transfers of loans to other real estate owned	$2,909	$189

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K report). The results of operations for the three and six month periods ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in income. The expense of the award generally is measured at fair value at the grant date. The impact of the ASC topic 718 is reflected in net earnings and related per share amounts for the three and six months ended June 30, 2011 and 2010. At June 30, 2011, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 23, 2011, incorporated therein by reference.

In May 2011, the Company adopted a Stock Option and Equity Plan (the 2011 Plan). Employees, directors and consultants (with restrictions) are eligible to participate in the 2011 Plan. The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock for the Company, or any parent or subsidiary may not have terms exceeding 5 years from the date of grant. An aggregate of 1,400,000 shares of common stock were reserved.

The fair value of each grant of stock option and stock appreciation right is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable as possible to the expected term. During the second quarter of 2011, the Company granted 10,000 stock options at a fair value of $4.97 which vest evenly over four years. During the second quarter of 2010, the Company granted 606,000 stock options at a fair value of $4.34 which vest evenly over four years and 40,000 stock options at a fair value of $3.61 which vest over one year. The weighted average assumptions used in the Black-Scholes valuation model for the stock options are shown below.

	June 30,
	2011	2010
Risk-free interest rate	2.96%	3.45%
Expected dividend yield	-	-
Expected volatility	55.07%	55.40%
Expected lives (years)	5.40	5.94

As of June 30, 2011, there was $4,212,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.92 years. There were no stock options exercised for the six month periods ending June 30, 2011 and 2010. Related compensation expense for the six months ended June 30, 2011 and 2010 was $814,000 and $152,000 respectively. The following tables are a summary of activity in the plans for the periods shown:

	For the six months ended June 30, 2011

Stock options:	Shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except per share data)

Outstanding at January 1, 2011	2,244,864	$10.71
Granted	10,000	9.58	-	-
Exercised	-	-	-	-
Forfeited	(8,749)	9.12	-	-
Outstanding at June 30, 2011	2,246,115	$10.71	6.19	$-
Exercisable at June 30, 2011	1,295,365		3.98	$-

Stock appreciation rights:	Shares	Weighted- average price	Average remaining contractual term (years)

Outstanding at beginning of the year	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at end of period	60,000	$11.41	6.71

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

The following tables show the Company’s earnings (loss) per share for the periods presented:

	For the three months ended
	June 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$660	33,196,281	$0.02
Effect of dilutive securities
Stock options	-	9,460	-
Diluted earnings per share
Net income available to common shareholders	$660	33,205,741	$0.02

Stock options for 2,206,115 shares and stock appreciation rights for 60,000 shares, exercisable at a weighted average price of $10.78 per share, were outstanding at June 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

	For the six months ended
	June 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,348	30,638,325	$0.11
Effect of dilutive securities
Stock options	-	7,353	-
Diluted earnings per share
Net income available to common shareholders	$3,348	30,645,678	$0.11

Stock options for 2,206,115 shares and stock appreciation rights for 60,000 shares, exercisable at a weighted average price of $10.78 per share, were outstanding at June 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

	For the three months ended
	June 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$407	26,181,281	$0.02
Effect of dilutive securities
Common stock warrants	-	578,170	-
Diluted earnings per share
Net income available to common shareholders	$407	26,759,451	$0.02

Stock options for 1,967,364 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at June 30, 2010 but were not included in the diluted earnings per share computation because the exercise share price was greater than the average market price.

	For the six months ended
	June 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$(3,649)	26,181,281	$(0.14)
Effect of dilutive securities
Stock options and warrants	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(3,649)	26,181,281	$(0.14)

Stock options for 1,967,364 shares, common stock warrants for 980,203 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding at June 30, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

Available-for-sale	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,396	$70	$-	$9,466
Tax-exempt obligations of states and political subdivisions	72,484	1,092	(746)	72,830
Taxable obligations of states and political subdivisions	28,858	720	(76)	29,502
Mortgage-backed securities	200,599	3,064	(114)	203,549
Other debt securities	27,872	1,484	(238)	29,118
Other equity securities	3,000	-	-	3,000
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,634	-	-	5,634
	$347,843	$6,430	$(1,174)	$353,099

Held-to-maturity	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,340	$134	$(4,419)	$12,055
Other debt securities - pooled	1,762	-	(319)	1,443
	$18,102	$134	$(4,738)	$13,498

Available-for-sale	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Tax-exempt obligations of states and political subdivisions	$78,046	$335	$(3,070)	$75,311
Taxable obligations of states and political subdivisions	28,870	261	(454)	28,677
Mortgage-backed securities	76,275	704	(64)	76,915
Other debt securities	42,700	1,510	(186)	44,024
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$232,129	$2,810	$(3,774)	$231,165

Held-to-maturity	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$19,526	$128	$(4,632)	$15,022
Other debt securities - pooled	1,838	-	(310)	1,528
	$21,364	$128	$(4,942)	$16,550

Available-for-sale security fair values are based on the fair market value supplied by a third-party market data provider while fair values for held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The amortized cost and fair value of the Company’s investment securities at June 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$19,134	$19,135	$-	$-
Due after one year through five years	42,251	44,062	-	-
Due after five years through ten years	15,036	15,194	3,282	2,839
Due after ten years	265,788	269,074	14,820	10,659
Federal Home Loan and Atlantic
Central Bankers Bank stock	5,634	5,634	-	-
	$347,843	$353,099	$18,102	$13,498

At June 30, 2011 and December 31, 2010, investment securities with a book value of approximately $30.0 million and $19.8 million, respectively, were pledged as collateral under repurchase agreements and at December 31, 2010, Federal Home Loan Bank advances as required or permitted by law. There were $603,000 gross gains on sales of securities in the first six months of 2011 as compared to gains of $1.2 million in the first six months of 2010.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2011 (dollars in thousands):

June 30, 2011
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	26	$20,818	$(732)	$1,207	$(9)	$22,025	$(741)
Taxable obligations of states and
political subdivisions	7	5,304	(74)	428	(1)	5,732	(75)
Mortgage-backed securities	8	14,923	(120)	-	-	14,923	(120)
Other debt securities	2	1,996	(4)	642	(234)	2,638	(238)
Total temporarily impaired
investment securities	43	$43,041	$(930)	$2,277	$(244)	$45,318	$(1,174)

June 30, 2011
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,645	$(4,419)	$7,645	$(4,419)
Other debt securities - pooled	2	-	-	1,443	(319)	1,443	(319)
Total temporarily impaired
investment securities	4	$-	$-	$9,088	$(4,738)	$9,088	$(4,738)

December 31, 2010
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	65	$54,685	$(3,070)	$-	$-	$54,685	$(3,070)
Taxable obligations of states and
political subdivisions	15	14,060	(454)	-	-	14,060	(454)
Mortgage-backed securities	8	26,021	(64)	-		26,021	(64)
Other securities	11	16,771	(24)	748	(162)	17,519	(186)
Total temporarily impaired
investment securities	99	$111,537	$(3,612)	$748	$(162)	$112,285	$(3,774)

December 31, 2010 Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3	$-	$-	$10,606	$(4,632)	$10,606	$(4,632)
Other debt securities - pooled	2	-	-	1,528	(310)	1,528	(310)
Total temporarily impaired
investment securities	5	$-	$-	$12,134	$(4,942)	$12,134	$(4,942)

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at June 30, 2011 consist of four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.8 million.

Management evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issue trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.  However, as a result of its review, the Company did record $75,000 in other than temporary impairment in the first six months of 2011 on one pooled trust preferred security which it owns.

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Commercial	$450,916	$441,799
Commercial mortgage (1)	593,842	580,780
Construction	205,730	203,120
Total commercial loans	1,250,488	1,225,699
Direct financing leases, net	127,016	103,289
Residential mortgage	98,113	93,004
Consumer loans and others	200,132	194,320
	1,675,749	1,616,312
Deferred loan costs	2,911	2,883
Total loans, net of deferred loan costs	$1,678,660	$1,619,195

Supplemental loan data:
Construction 1-4 family	$93,422	$100,689
Construction commercial, acquisition and development	112,308	102,431
	$205,730	$203,120

(1) At June 30, 2011, our owner occupied loans amounted to $132 million, or 22.2% of commercial mortgages as compared to $127 million, or 21.8% at December 31, 2010.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total impaired loans were $19.5 million at June 30, 2011, of which $18.5 million had specific valuation allowances of $5.2 million. The remaining $1.0 million of impaired loans did not have a valuation allowance. The balance of impaired loans was $15.3 million at December 31, 2010, which had a specific valuation allowance of $5.3 million.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  Interest income would have increased by $188,000 in second quarter 2011 and $283,000 for the six months ended June 30, 2011 if interest on impaired loans had been accrued. The Company did not recognize any interest income on impaired loans in second quarter or six months ended June 30, 2011 and 2010, respectively.

The following table provides information about impaired loans at June 30, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
June 30, 2011
Without an allowance recorded
Construction	$251	$1,560	$-
Commercial mortgage	774	774	-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	594	594	394
Commercial mortgage	2,008	2,008	542
Commercial	5,337	5,337	1,674
Consumer - home equity	633	633	428
Residential	9,929	10,025	2,163
Total
Construction	$845	$2,154	$394
Commercial	$8,119	$8,119	$2,216
Consumer	$633	$633	$428
Residential	$9,929	$10,025	$2,163

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
June 30, 2011
Without an allowance recorded
Construction	$251	$-
Commercial mortgage	774
Commercial	-	-
Consumer	-	-
Residential	-	-
With an allowance recorded
Construction	1,019	-
Commercial mortgage	2,010	-
Commercial	3,941	-
Consumer - home equity	633	-
Residential	8,250	-
Total
Construction	$1,270	$-
Commercial	$6,725	$-
Consumer	$633	$-
Residential	$8,250	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2011 or December 31, 2010):

	June 30,	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$845	$4,881
Commercial mortgage	2,782	1,650
Commercial	5,337	2,280
Consumer	633	960
Residential	9,929	5,526
Total non-accrual loans	19,526	15,297

Loans past due 90 days or more	4,397	2,220
Total non-performing loans	23,923	17,517
Other real estate owned	3,764	2,115
Total non-performing assets	$27,687	$19,632

An analysis of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct financing
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
June 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4,702)	(102)	(2,496)	(49)	(681)	-	-	(8,030)
Recoveries	2	13	2	-	-	-	-	17
Provision	8,852	(526)	983	939	1,488	78	(179)	11,635
Ending balance	$10,203	$8,886	$3,519	$3,005	$1,385	$242	$445	$27,685

Ending balance: Individually evaluated for impairment	$1,674	$542	$394	$2,163	$428	$-	$-	$5,201

Ending balance: Collectively evaluated for impairment	$8,529	$8,344	$3,125	$842	$957	$242	$445	$22,484

Loans:
Ending balance	$450,916	$593,842	$205,730	$98,113	$200,132	$127,016	$2,911	$1,678,660

Ending balance: Individually evaluated for impairment	$5,337	$2,782	$845	$9,929	$633	$-	$-	$19,526

Ending balance: Collectively evaluated for impairment	$445,579	$591,060	$204,885	$88,184	$199,499	$127,016	$2,911	$1,659,134

Twelve months ended
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

Six months ended June 30,
2010

Balance in the allowance for loan and lease losses at
beginning of period	$19,123

Loans charged-off:
Commercial	6,484
Construction	-
Lease financing	-
Residential mortgage	223
Consumer	138
Total	6,845

Recoveries:
Commercial	79
Construction	3
Lease financing	-
Residential mortgage	16
Consumer	6
Total	104
Net charge-offs	6,741
Provision charged to operations	9,954
Balance in allowance for loan and lease losses at end
of period	$22,336
Net charge-offs/average loans	0.44%

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2011 or December 31, 2010.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
June 30, 2011	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$3,351	$-	$1,133	$5,337	$9,821	$441,095	$450,916
Commercial mortgage	2,349	1,070	824	2,782	7,025	586,817	593,842
Construction	-	-	2,366	845	3,211	202,519	205,730
Direct financing leases, net	1,305	52	69	-	1,426	125,590	127,016
Consumer - other	-	50	5	-	55	155,800	155,855
Consumer - home equity	330	1,012	-	633	1,975	42,302	44,277
Residential mortgage	-	-	-	9,929	9,929	88,184	98,113
Unamortized costs	-	-	-	-	-	2,911	2,911
	$7,335	$2,184	$4,397	$19,526	$33,442	$1,645,218	$1,678,660

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies loans by categories which are used throughout the industry as of June 30, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Risk Rating
Pass	$273,480	$291,140	$166,749	$165,089	$477,488	$461,378	$28,183	$30,066
Special Mention	21,450	-	-	-	-	-	-	-
Substandard	9,894	6,091	5,277	5,271	4,675	3,608	9,929	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	146,092	144,568	33,704	32,760	111,679	115,794	60,001	56,362
Total	$450,916	$441,799	$205,730	$203,120	$593,842	$580,780	$98,113	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Risk Rating
Pass	$65,713	$59,064	$12,000	$-	$-	$-	$1,023,613	$1,006,737
Special Mention	-	-	-	-	-	-	21,450	-
Substandard	2,157	1,224	42	-	-	-	31,974	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	132,262	134,032	114,974	103,289	2,911	2,883	601,623	589,688
Total	$200,132	$194,320	$127,016	$103,289	$2,911	$2,883	$1,678,660	$1,619,195

Note 7. Transactions with Affiliates

The Company entered into a sublease for a portion of its office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The Chief Executive Officer of the Company was the Chairman of RAIT until December 31, 2010, at which date she retired from that position. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. Rent expense for the six month periods ended June 30, 2011 and 2010, respectively, was approximately $328,000 and $330,000, net of rental charged to RAIT of approximately $148,000 and $147,000, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $110.8 million and $15.0 million as of June 30, 2011 and December 31, 2010, respectively.  The increase resulted from deposits of related interests of the Board of Directors, and is likely temporary.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2011, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2011, loans to these related parties amounted to $32.1 million as compared to $7.5 million at December 31, 2010.

The Bank has a participation in one loan at June 30, 2011 that was originated by RAIT. The outstanding principal balance of the loan was $21.7 million at June 30, 2011.  The Bank has a senior position on the loan.

On July 7, 2011, the Bank, as lender, entered into a loan agreement with Resource Capital Corp., as borrower.  The loan, in the principal amount of $10.0 million with a rate of prime plus 2.75%, .25% per draw fee and a loan commitment fee of .50%, matures in 12 months, is secured by an assignment of A-1 notes with investment grade ratings.  The President of Resource Capital Corp. is the brother of the Chairman of the Board and son of the Chief Executive Officer of the Company.  One director of Resource Capital Corp. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  One director of the Company also serves as a director of Resource Capital Corp., and an additional director of the Company serves as a director of the parent company of Resource Capital Corp., Resource America, Inc. All of the directors with related interests in the loan did not vote or participate in any way in the loan approval.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve and federal funds sold, had recorded book values of $368.8 million and $472.3 million as of June 30, 2011 and December 31, 2010, respectively, which approximated fair values.  The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2011 and December 31, 2010 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2011, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Cash and cash equivalents	$368,823	$368,823	$472,319	$472,319
Investment securities available-for-sale	353,099	353,099	231,165	231,165
Investment securities held-to-maturity	18,102	13,498	21,364	16,550
Loans receivable, net	1,678,660	1,654,704	1,619,195	1,597,764
Demand deposits (non-interest bearing)	1,073,228	1,073,228	945,605	945,605
Savings, money market and interest checking	1,076,654	1,076,654	975,973	975,973
Certificates of deposit	12,821	12,881	102,519	102,587
Subordinated debentures and notes	13,401	9,185	13,401	9,185
Securities sold under agreements to repurchase	20,258	20,258	14,383	14,383
Short-term borrowings	-	-	136,000	136,000

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

		Fair Value Measurements at Reporting Date Using
Description	Fair value June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
U.S. Government agency securities	$9,466	$-	$9,466	$-
Obligations of states and political subdivisions	102,332	-	102,332	-
Mortgage-backed securities	203,549	-	203,549	-
Other debt securities	29,118	-	28,476	642
Other equity securities	3,000	3,000	-	-
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,634	-	-	5,634
	$353,099	$3,000	$343,823	$6,276

		Fair Value Measurements at Reporting Date Using
Description	Fair value December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
Obligations of states and political subdivisions	$103,988	$-	$103,988	$-
Mortgage-backed securities	76,915	-	76,915	-
Other debt securities	44,024	-	43,276	748
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$231,165	$-	$224,179	$6,986

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	June 30, 2011	December 31, 2010
Beginning balance	$6,986	$7,222
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2)	(13)
Included in other comprehensive income	(72)	186
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(636)	(409)
Ending balance	$6,276	$6,986

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$19,526	$-	$-	$19,526
Other real estate owned	3,764	-	-	3,764
	$23,290	$-	$-	$23,290

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$15,297	$-	$-	$15,297
Other real estate owned	2,115	-	-	2,115
	$17,412	$-	$-	$17,412

At June 30, 2011, impaired loans totaled $19.5 million with a specific reserve of $5.2 million, compared to impaired loans at December 31, 2010 of $15.3 million with a specific reserve of $5.3 million. Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 10. Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.  The reclassifications had no effect on net income, total assets, shareholders’ equity or the categories within the cash flow statements.

 Note 11. Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring.  The creditor must separately conclude that both of the following exist, 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  Management is currently evaluating the impact that this accounting standard may have on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financials statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements. (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position. (4) ASU No. 2011-04 aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income, but is not otherwise expected to have a material impact on the Company’s consolidated financial statements.

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

Current Developments

As described in “Recent Developments” in our September 30, 2010 Form 10-Q and December 31, 2010 Form 10-K, the advisors of a third party, through which we provide deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification we and our customer changed the practices and by September 30, 2010 we believe these practices were in accordance with FDIC guidance in Financial Institution Letter number 81 issued on November 24, 2010. The FDIC has notified us that a formal action should be anticipated in connection with various compliance management issues including past overdraft charging practices, collections practices and transaction error resolution in alleged violation of Section 5 of the Federal Trade Commission Act. We believe that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  Our customer has contractually indemnified the Bank for portions of such liabilities. The Bank believes that such indemnification would be collectible.  Since we plan to augment our compliance management system and will be subject to related FDIC requirements, we anticipate that our noninterest expense will increase.  On August 8, 2011, The Bancorp, Inc. notified this customer of termination of our services agreement with them. Since the services agreement requires 270 days prior notice, disengagement will be no later than May 4, 2012.   Although account balances generated through this third-party are significant, the bank has sufficient liquidity resources to replace deposits associated with this termination.

Results of Operations

Second quarter 2011 to second quarter 2010

Net Income:  Net income for the second quarter of 2011 was $660,000, compared to $407,000 for the second quarter of 2010. The increase reflected a $1.6 million increase in net interest income and a $2.7 million increase in non-interest income (excluding security gains) which were partially offset by a $1.2 million increase in the provision for loan and lease losses and a $2.9 million increase in non-interest expense.  Non-interest income (excluding securities gains) increased to $7.2 million from $4.5 million in second quarter 2011.  The higher non-interest income resulted primarily from increases in prepaid card income, which reflected an increased volume of accounts and related transaction fees, and other income increased as a result of both volume of transactions and the institution of service charges on certain health savings accounts.  Higher net interest income primarily resulted from higher investment security balances and from lower deposits costs.  Diluted earnings per share were $0.02 in second quarter 2011 and 2010.  Return on average assets was 0.10% and return on average equity was 1.02% for the second quarter of 2011, as compared to 0.08% and 0.80%, respectively, for the second quarter of 2010.

Net Interest Income:  Our net interest income for second quarter 2011 increased to $18.3 million, an increase of $1.6 million or 9.4% from $16.7 million in second quarter 2010, while our interest income for second quarter 2011 increased to $21.4 million, an increase of $879,000 or 4.3% from $20.5 million for second quarter 2010.  The increase in interest income resulted primarily from higher balances of investment securities.  Investment security balances have been trending higher and our ratio of securities to total assets has been increasing to levels more consistent with certain of our peers.  Our average loans and leases increased to $1.65 billion for second quarter 2011 from $1.57 billion for second quarter 2010, while related interest income decreased $229,000.  Our average investment securities increased to $346.7 million for second quarter 2011 from $205.4 million for second quarter 2010, while related interest income increased $961,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2011 decreased to 3.13% from 3.44% in second quarter of 2010, a decrease of 31 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality, discussed below.  Deposits deemed to be seasonal deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  As a result, in second quarter 2011 the average yield on our loans decreased to 4.40% from 4.67% for second quarter 2010, a decrease of 27 basis points.  However, we also experienced a corresponding decrease in the costs of our deposits from .77% to .50%.  Yields on taxable investment securities were lower at 3.46% compared to 3.93%, respectively, a decrease of 47 basis points principally as a result of general decreases in the interest rate environment as compared to the prior year period. Interest earning deposits increased $209.9 million to $390.0 million in second quarter 2011 from $179.9 million in second quarter 2010 reflecting deposit seasonality.  These funds earn interest at a rate of 25 basis points which caused our asset yield to decrease in second quarter 2011.  Our deposit growth reflected increases in balances associated with our stored value (prepaid card), wealth management and merchant card processing accounts.  Additionally, balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short-term investments. We have liquidity sources significantly in excess of that amount, and monitor our liquidity daily.  The yield on interest bearing deposits decreased to 0.92% for second quarter 2011 from 1.32% for second quarter 2010, a decrease of 40 basis points.  The interest cost of total deposits and interest bearing liabilities, amounted to 0.53% for second quarter 2011 compared to 0.81% in second quarter 2010.  The decrease in deposit yield reflected continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.  We have been changing our deposit mix to reduce time deposits and higher cost funds in various deposit categories.  In second quarter 2011, average demand (non-interest bearing) deposits amounted to $1.22 billion, compared to $853.4 million in second quarter 2010.  The increase reflected balances from our largest affinity group as discussed previously in this paragraph.  In second quarter 2011, average deposits amounted to $2.33 billion, compared to $1.84 billion in second quarter 2010.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,642,867	$18,084	4.40%	$1,572,787	$18,373	4.67%
Loans-nontaxable*	4,820	100	8.30%	-	-	0.00%
Investment securities-taxable	270,535	2,340	3.46%	173,447	1,702	3.93%
Investment securities-nontaxable*	76,123	1,007	5.29%	31,948	520	6.51%
Interest earning deposits	389,794	230	0.24%	179,874	83	0.18%
Net interest earning assets	2,384,139	21,761	3.65%	1,958,056	20,678	4.22%

Allowance for loan and lease losses	(26,463)			(21,094)
Other assets	271,564			166,798
	$2,629,240			$2,103,760

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$1,224,208	$343	0.11%	$853,413	$279	0.13%
Interest bearing deposits
Interest checking	753,863	1,705	0.90%	601,861	2,096	1.39%
Savings and money market	336,244	794	0.94%	290,447	1,039	1.43%
Time	12,812	43	1.34%	91,561	120	0.52%
Total interest bearing deposits	1,102,919	2,542	0.92%	983,869	3,255	1.32%
Total deposits	2,327,127	2,885	0.50%	1,837,282	3,534	0.77%

Short term borrowings	-	-	0.00%	34,835	59	0.68%
Repurchase agreements	19,832	26	0.52%	8,134	7	0.34%
Subordinated debt	13,401	216	6.45%	13,401	216	6.45%
Net interest bearing liabilities	1,136,152	2,784	0.98%	1,040,239	3,537	1.36%
Total deposits and interest bearing liabilities	2,360,360	3,127	0.53%	1,893,652	3,816	0.81%

Other liabilities	9,668			7,230
Total Liabilities	2,370,028			1,900,882

Shareholders' equity	259,212			202,878
	$2,629,240			$2,103,760

Net interest income on tax equivalent basis *		$18,634			$16,862

Tax equivalent adjustment		377			173

Net interest income		$18,257			$16,689

Net interest margin *			3.13%			3.44%
* Full taxable equivalent basis, using a 34% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For second quarter 2011, average interest-earning assets increased to $2.38 billion, an increase of $426.1 million or 21.8% from second quarter of 2010.  The increase reflected increased average balances of loans and leases of $74.9 million or 4.8%, and increased average balances of investment securities of $141.3 million or 68.8%.  Average demand deposits increased $370.8 million or 43.4% while average interest checking deposits increased $152.0 million or 25.3%. Average savings and money market deposits increased $45.8 million or 15.8%. The Bank experienced growth in deposits relating to prepaid, wealth management, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively as the Bank’s stored value card division continues to aggressively market its services.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $7.0 million for the second quarter of 2011 compared to $5.8 million for the second quarter of 2010.  The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and leases losses.  During both quarterly periods the provision particularly reflected the level of charge-offs and the impact of those charge-offs on the moving average of charge offs to total loans, which is one component of reserve adequacy analysis.  At June 30, 2011, our allowance for loan and lease losses amounted to $27.7 million or 1.65% of total loans as compared to $24.1 million or 1.49% of total loans.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans and loans 90 days delinquent and still accruing” below.

Non-Interest Income. Non-interest income was $7.0 million in second quarter 2011 compared to $4.5 million in second quarter 2010 excluding a $233,000 legal settlement in second quarter 2011 and before gains on securities of $603,000 in second quarter 2011 and $469,000 in second quarter 2010. The $2.5 million or 54.8% increase in second quarter 2011 compared to second quarter 2010 primarily reflected increases in transaction volume revenues in prepaid (stored value) cards of $1.9 million or 74.8% to $4.4 million for second quarter 2011 from $2.5 million for second quarter 2010.  It also reflected increases in service fees on deposit accounts of $148,000 or 28.1% to $675,000 for the second quarter of 2011 from $527,000 for second quarter 2010 reflecting the institution of monthly service charges on certain health savings accounts.  Debit card income increased $19,000 or 11.0% to $191,000 for second quarter 2011 from $172,000 for second quarter 2010 as a result of volume from more deposit accounts.  Other non-interest income increased $502,000 or 262.8% to $693,000 for second quarter 2011 from $191,000 from second quarter 2010.  This increase was primarily due to a $233,000 legal settlement in favor of the Bank in 2011.  It also reflected a $223,000 increase in affinity fees related primarily to an increased volume of accounts from one affinity group.  Gain on sales of securities in 2011 resulted when long term maturities were replaced with shorter term maturities to begin to position the portfolio for the possibility of higher interest rates.

Non-Interest Expense. Total non-interest expense was $18.1 million for second quarter 2011, an increase of $2.9 million or 19.0% over $15.2 million for second quarter 2010.  Salaries and employee benefits amounted to $7.6 million, an increase of $1.1 million or 16.7% over $6.5 million for second quarter 2010.  The increase in salaries and employee benefits reflected staff additions and expense related to compliance, prepaid card, customer service, information technology and other areas to accommodate growth, and a $268,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 2.0% to our staff.  Rent and occupancy increased $80,000 or 12.2% to $734,000 in second quarter 2011 from $654,000 in second quarter 2010 reflecting the impact of credits received in the prior year.  Data processing increased $478,000 or 28.2%, to $2.2 million in second quarter 2011 from $1.7 million in second quarter 2010 due to an increased number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Printing and supplies increased to $398,000, an increase of $61,000 or 18.1% from $337,000 in second quarter 2010 reflecting increased deposit account volume.  Audit expense decreased $61,000 or 19.6% to $250,000 for second quarter 2011 from $311,000 in second quarter 2010, the decrease reflected reduced external and outside audit fees as a result of more functions being performed internally.  Legal expense decreased $5,000 or 0.7% to $696,000 for second quarter 2011 from $701,000 in second quarter 2010. The $439,000 loss on sale of other real estate owned in 2011 resulted from the sale of one standalone commercial property. Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $387,000 or 35.2% to $711,000 for second quarter 2011 from $1.1 million in second quarter 2010 as a result of a reduction in the assessment rate for the Bank in the second quarter of 2011.  Software, maintenance and equipment expense increased $53,000 or 16.2% to $381,000 in second quarter 2011 from $328,000 in second quarter 2010. This increase included software for a new management reporting system, increased security and regulatory compliance costs, storage capacity and various hardware used for loan, prepaid and deposit products.  Other non-interest expense increased $1.2 million or 44.1% to $3.8 million in second quarter 2011 from $2.7 million in second quarter of 2010.  The $1.2 million increase included $148,000 in increases in loan expenses related to Small Business Administration loans and other new prospective commercial loan business.  It also reflected a $261,000 increase in other real estate owned expense, $200,000 from a loan related legal settlement, an $112,000 increase in consulting, an $87,000 increase in travel and a $63,000 increase in postage due primarily to account volume.

Income Taxes.  Income tax expense was $289,000 for second quarter 2011 compared to $197,000 in second quarter 2010, an increase of $92,000 or 46.7%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for second quarter 2011 was 30.5% compared to 32.6% in second quarter 2010.  The lower tax rate primarily reflected the impact of purchases of tax exempt obligations of states and political subdivisions.

First six months of 2011 to first six months of 2010

Net Income.  Net income for the first six months of 2011 was $3.3 million, compared to $2.6 million for the first six months of 2010. The increase reflected a $3.5 million increase in net interest income and a $5.6 million increase in non-interest income (excluding security gains) which were partially offset by a $1.7 million increase in the provision for loan and lease losses and a $5.8 million increase in non-interest expense.  Non-interest income (excluding securities gains) increased to $15.0 million from $9.2 million in first six months of 2011.  The higher non-interest income resulted primarily from increases in prepaid card income, which reflected increased volume of accounts and related transaction fees, and other income increased as a result of both volume in transactions and the institution of service charges on certain health savings accounts.  Higher net interest income primarily resulted from higher investment security balances and from lower deposit costs.  Diluted earnings per share were $0.11 in the first six months of 2011 compared to a diluted loss per share of $0.14 for the first six months of 2010.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share resulted from a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of related cash dividends paid prior to the repurchase.  Return on average assets was 0.24% and return on average equity was 2.85% for the first six months of 2011, as compared to 0.23% and 2.41%, respectively, for the first six months of 2010.

Net Interest Income.  Our net interest income for the first six months of 2011 increased to $36.5 million, an increase of $3.5 million or 10.6% from $33.0 million in the first six months of 2010, while our interest income for the first six months of 2011 increased to $42.4 million, an increase of $2.0 million or 4.8% from $40.5 million for the first six months of 2010.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Our average loans and leases increased to $1.64 billion for the first six months of 2011 from $1.55 billion for the first six months of 2010, while related interest income increased $148,000.  Our average investment securities increased to $305.2 million for the first six months of 2011 from $183.5 million for the first six months of 2010, while related interest income increased $1.5 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2011 decreased to 2.91% from 3.24% in the first six months of 2010, a decrease of 33 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality which were invested at the Federal Reserve Bank at 25 basis points.  In the first six months of 2011 the average yield on our loans decreased to 4.44% from 4.69% for first six months of 2010, a decrease of 25 basis points.  That decrease approximately equaled the decrease in the yield on deposits from .72% to .43%.  Yields on taxable investment securities were lower at 3.41% compared to 3.96%, respectively, a decrease of 55 basis points.  Interest earning deposits increased $283.1 million to $610.2 million in the first six months of 2011 from $327.1 million in first six months of 2010 reflecting the seasonal deposits noted above.  These funds earn interest at a rate of 25 basis points which caused our asset yield to decrease in the first six months of 2011.  Our deposit growth reflected increases in balances associated with our stored value (prepaid card), wealth management and merchant card processing accounts.  Additionally, balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short-term investments. We have liquidity sources significantly in excess of that amount, and monitor our liquidity daily.  The yield on interest bearing deposits decreased to 0.86% for first six months of 2011 from 1.34% for first six months of 2010, a decrease of 48 basis points, while the yield on interest bearing liabilities decreased to 0.92% for first six months of 2011 from 1.39% for first six months of 2010, a decrease of 47 basis points.  The interest cost of total deposits and interest bearing liabilities, amounted to 0.47% for the first six months of 2011 compared to 0.75% in the first six months of 2010.  The decrease in deposit yields reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.  We have been changing our deposit mix to reduce time deposits and higher cost funds in various deposit categories.  In the first six months of 2011, average demand (non-interest bearing) deposits amounted to $1.43 billion, compared to $985.5 million in the first six months of 2010.  The increase reflected balances from our largest affinity group as discussed previously in this paragraph.  In first the six months of 2011, average deposits amounted to $2.53 billion, compared to $1.95 billion in the first six months of 2010.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,635,432	$36,344	4.44%	$1,545,859	$36,289	4.69%
Loans-nontaxable*	3,589	150	8.36%	-	-	0.00%
Investment securities-taxable	228,302	3,897	3.41%	152,060	3,010	3.96%
Investment securities-nontaxable*	76,854	2,018	5.25%	31,405	1,107	7.05%
Interest earning deposits	610,215	745	0.24%	327,096	434	0.27%
Net interest earning assets	2,554,392	43,154	3.38%	2,056,420	40,840	3.97%

Allowance for loan and lease losses	(25,648)			(20,472)
Other assets	279,032			178,762
	$2,807,776			$2,214,710

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$1,434,775	$768	0.11%	$985,453	$498	0.10%
Interest bearing deposits
Interest checking	734,463	2,983	0.81%	570,980	4,020	1.41%
Savings and money market	328,899	1,592	0.97%	323,746	2,221	1.37%
Time	29,567	147	0.99%	71,029	253	0.71%
Total interest bearing deposits	1,092,929	4,722	0.86%	965,755	6,494	1.34%
Total deposits	2,527,704	5,490	0.43%	1,951,208	6,992	0.72%

Short term borrowings	1,503	3	0.40%	19,097	64	0.67%
Repurchase agreements	18,439	42	0.46%	6,464	14	0.43%
Subordinated debt	13,401	431	6.43%	13,179	431	6.54%
Net interest bearing liabilities	1,126,272	5,198	0.92%	1,004,495	7,003	1.39%
Total deposits and interest bearing liabilities	2,561,047	5,966	0.47%	1,989,948	7,501	0.75%

Other liabilities	9,553			9,978
Total Liabilities	2,570,600			1,999,926

Shareholders' equity	237,176			214,784
	$2,807,776			$2,214,710

Net interest income on tax equivalent basis *		$37,188			$33,339

Tax equivalent adjustment		733			370

Net interest income		$36,455			$32,969

Net interest margin *			2.91%			3.24%
* Full taxable equivalent basis, using a 34% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For the first six months of 2011, average interest-earning assets increased to $2.55 billion, an increase of $498.0 million or 24.2% from the first six months of 2010.  The increase reflected increased average balances of loans and leases of $93.2 million or 6.0% and increased average balances of investment securities of $121.7 million or 66.3%.  Average demand deposits increased $449.3 million or 45.6% while average interest checking deposits increased $163.5 million or 28.6%. Average savings and money market deposits increased $5.2 million or 1.6%.  The Bank experienced growth in deposits relating to prepaid, wealth management, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $11.6 million for the first six months of 2011 compared to $10.0 million for the first six months of 2010.  The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and leases losses.  During both six month periods the provision particularly reflected the level of charge-offs and the impact of those charge-offs on the moving average of charge-offs to total loans, which is one component of reserve adequacy analysis. At June 30, 2011, our allowance for loan and lease losses amounted to $27.7 million or 1.65% of total loans compared to $24.1 million or 1.49% of total loans.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans and loans 90 days delinquent and still accruing” below.

Non-Interest Income. Non-interest income was $14.2 million in the first six months of 2011 compared to $9.2 million in the first six months of 2010 excluding a $718,000 legal settlement and OTTI of $75,000 in first six months of 2011 and before gains on securities of $603,000 in the first six months of 2011 and $1.2 million in the first six months of 2010. The $5.0 million or 54.0% increase in the first six months of 2011 compared to the first six months of 2010 primarily reflected increases in transaction volume revenues in prepaid (stored value) cards of $3.8 million or 71.7% to $9.1 million for the first six months of 2011 from $5.3 million for the first six months of 2010.  It also reflected increases in service fees on deposit accounts of $402,000 or 44.3% to $1.3 million for the first six months of 2011 from $908,000 for the first six months of 2010 reflecting the institution of monthly service charges on certain health savings accounts.  Debit card income increased $221,000 or 64.6% to $563,000 for the first six months of 2011 from $342,000 for the first six months of 2010 as a result of increased volume from more deposit accounts.  Other non-interest income increased $997,000 or 237.9% to $1.4 million for the first six months of 2011 from $419,000 from the first six months of 2010.  The increase was primarily due to a $718,000 legal settlement in favor of the Bank in 2011.  Gain on sales of securities in 2011 resulted when long term maturities were replaced with shorter term maturities to begin to position the portfolio for the possibility of higher interest rates.

Non-Interest Expense. Total non-interest expense was $35.2 million for the first six months of 2011, an increase of $5.8 million or 19.6% over $29.4 million for the first six months of 2010.  Salaries and employee benefits amounted to $14.5 million, an increase of $1.7 million or 13.2% over $12.8 million for the first six months of 2010.  The increase in salaries and employee benefits reflected staff additions and expense related to compliance, prepaid card, customer service, information technology, SBA loan division and other areas to accommodate growth and a $684,000 increase in employee stock option expense. It also reflected annual salary increases between 0% and 2.0% to our staff.  Rent and occupancy increased $156,000 or 12.2% to $1.4 million in the first six months of 2011 from $1.3 million in the first six months of 2010 reflecting the impact of credits received in the prior year.  Data processing expense increased $1.3 million or 38.0% to $4.6 million in the first six months of 2011 from $3.3 million in the first six months of 2010 due to an increased number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Printing and supplies decreased to $680,000, a decrease of $71,000 or 9.5% from $751,000 in the first six months of 2010.  Audit expense decreased $92,000 or 15.3% to $510,000 for the first six months of 2011 from $602,000 in the first six months of 2010, the decrease reflected reduced external and outside audit fees as a result of more functions being performed internally.  Legal expense increased $141,000 or 13.4% to $1.2 million for the first six months of 2011 from $1.1 million in the first six months of 2010 primarily due to higher loan collection costs. The $491,000 loss in 2011 resulted primarily from the sale of one standalone commercial property. Federal Deposit Insurance Corporation (FDIC) insurance expense increased $69,000 or 3.7% to $1.9 million for the first six months of 2011 from $1.9 million in the first six months of 2010.  This increase resulted primarily from growth in deposits which was offset by a reduction in the assessment rate for the Bank in the second quarter of 2011.  Software, maintenance and equipment expense increased $161,000 or 27.5% to $747,000 in the first six months of 2011 from $586,000 in the first six months of 2010. This increase included software for a new management reporting system, increased security and regulatory compliance costs, storage capacity and various hardware used for loan, prepaid and deposit products.  Other non-interest expense increased $2.0 million or 38.6% to $7.2 million in the first six months of 2011 from $5.2 million in the first six months of 2010.  The $2.0 million increase included $248,000 in increases in loan expenses related to Small Business Administration loans and other new prospective commercial loan business.  It also reflected a $407,000 increase in other real estate owned expense, a $200,000 loan related legal settlement, a $135,000 increase in consulting, a $123,000 increase in credit bureau expense, an $113,000 increase in travel, a $89,000 increase in insurance reflecting significant coverage enhancements and a $113,000 increase in postage due primarily to account volume.

Income Taxes.  Income tax expense was $1.7 million for the first six months of 2011 compared to $1.4 million in the first six months of 2010, an increase of $290,000 or 20.3%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first six months of 2010 was 33.9% as compared to 35.5% in first six months of 2010.  The lower tax rate primarily reflected the impact of purchases of tax exempt obligations of states and political subdivisions.

Preferred Stock Dividend and Accretion. As a result of our redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the Troubled Asset Relief Program (TARP) in first six months of 2010, we did not pay cash dividends or have any related accretion in first six months of 2011 as compared to cash dividends of $433,000 and $5.8 million of accretion in first six months of 2010.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first six months of 2011 was cash inflows from net increases in deposits, which were $138.6 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While historically we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements, as of June 30, 2011, we had no FHLB advances outstanding, as a result of deposit growth.  At June 30, 2011, we had $368.8 million of cash or cash equivalents which, together with our anticipated cash inflows from deposits and operations, we believe are sufficient for our current operations.

Funding in the first six months of 2011 included cash outflows of $194.5 million for net investment security purchases, and an outflow for loans of $70.4 million.  At June 30, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $333.2 million.  Liquidity was also enhanced by the $54.5 million of net proceeds from our common stock offering in the first quarter of 2011.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less intangibles. At June 30, 2011 the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of June 30, 2011
The Company	9.87%	14.88%	16.14%
The Bancorp Bank	6.89%	10.41%	11.66%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2010
The Company	8.37%	11.99%	13.24%
The Bancorp Bank	7.39%	10.60%	11.85%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

The increase in our capital ratios at June 30, 2011 compared to December 31, 2010 was the result of the common stock offering completed in the first quarter of 2011.  In March 2011, we issued 7,015,000 shares of our common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million. The decrease in the Bank’s Tier 1 capital to average assets ratio was the result of deposit seasonality in the second quarter of 2011.  See Results of Operations – Average Daily Balances.”

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at June 30, 2011. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest-earning assets:
Loans net of deferred loan costs	$749,703	$257,187	$348,148	$105,592	$218,030
Investment securities	22,872	18,590	71,184	52,014	206,541
Interest earning deposits	199,866	-	-	-	-
Total interest-earning assets	972,441	275,777	419,332	157,606	424,571

Interest-bearing liabilities:
Demand deposits *	651,516	-	-	-	-
Interest checking	371,849	185,924	185,924	-	-
Savings and money market	83,239	166,479	83,239	-	-
Time deposits	6,387	2,629	3,805	-	-
Securities sold under agreements to repurchase	20,258	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest-bearing liabilities	1,136,650	355,032	272,968	10,000	-
Gap	$(164,209)	$(79,255)	$146,364	$147,606	$424,571
Cumulative gap	$(164,209)	$(243,464)	$(97,100)	$50,506	$475,077
Gap to assets ratio	-7%	-3%	6%	6%	17%
Cumulative gap to assets ratio	-7%	-10%	-4%	2%	19%

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

Financial Condition

General. Our total assets at June 30, 2011 were $2.47 billion, of which our total loans were $1.68 billion. At December 31, 2010 our total assets were $2.40 billion, of which our total loans were $1.62 billion.  Most of the increase in assets at June 30, 2011 reflected deposit inflows, some of which are seasonal.

Interest bearing deposits and federal funds sold.  At June 30, 2011, we had a total of $199.9 million of interest-bearing deposits as compared to $314.9 at December 31, 2010.  The deposits were comprised primarily of interest-bearing balances at the Federal Reserve Bank.

Investment securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $371.2 million on June 30, 2011, an increase of $118.7 million or 47.0% from year-end 2010. The increase in investment securities was primarily a result of increased purchases of mortgaged backed securities with expected average lives in the 4-5 year range.  The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower capital requirements.  The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

The other securities included in the held-to-maturity classification on our balance sheet at June 30, 2011 consist of four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.8 million.

Loans. Total loans increased to $1.68 billion at June 30, 2011 from $1.62 billion at December 31, 2010, an increase of $59.5 million or 3.7% from year-end 2010.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2011	2010

Commercial	$450,916	$441,799
Commercial mortgage (1)	593,842	580,780
Construction	205,730	203,120
Total commercial loans	1,250,488	1,225,699
Direct financing leases, net	127,016	103,289
Residential mortgage	98,113	93,004
Consumer loans and others	200,132	194,320
	1,675,749	1,616,312
Deferred loan costs	2,911	2,883
Total loans, net of deferred loan costs	$1,678,660	$1,619,195

Supplemental loan data:
Construction 1-4 family	$93,422	$100,689
Construction commercial, acquisition and development	112,308	102,431
	$205,730	$203,120

(1) At June 30, 2011, our owner occupied loans amounted to $132 million, or 22.2% of commercial mortgages.

Allowance for loan and lease losses. We review the adequacy of our allowance for loan and lease losses on a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with the Financial Accounting Standards Board, Accounting Standards Codification, or ASC, topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 71% of our loans are subject to that department’s oversight on an annual basis.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

		Commercial		Residential		Direct financing
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
June 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4,702)	(102)	(2,496)	(49)	(681)	-	-	(8,030)
Recoveries	2	13	2	-	-	-	-	17
Provision	8,852	(526)	983	939	1,488	78	(179)	11,635
Ending balance	$10,203	$8,886	$3,519	$3,005	$1,385	$242	$445	$27,685

Ending balance: Individually evaluated for impairment	$1,674	$542	$394	$2,163	$428	$-	$-	$5,201

Ending balance: Collectively evaluated for impairment	$8,529	$8,344	$3,125	$842	$957	$242	$445	$22,484

Loans:
Ending balance	$450,916	$593,842	$205,730	$98,113	$200,132	$127,016	$2,911	$1,678,660

Ending balance: Individually evaluated for impairment	$5,337	$2,782	$845	$9,929	$633	$-	$-	$19,526

Ending balance: Collectively evaluated for impairment	$445,579	$591,060	$204,885	$88,184	$199,499	$127,016	$2,911	$1,659,134

Twelve months ended
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$444,259	$580,780	$203,120	$93,147	$194,600	$103,289	$-	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$441,979	$579,130	$198,239	$87,621	$193,640	$103,289	$-	$1,603,898

Six months ended June 30,
2010

Balance in the allowance for loan and lease losses at
beginning of period	$19,123

Loans charged-off:
Commercial	6,484
Construction	-
Lease financing	-
Residential mortgage	223
Consumer	138
Total	6,845

Recoveries:
Commercial	79
Construction	3
Lease financing	-
Residential mortgage	16
Consumer	6
Total	104
Net charge-offs	6,741
Provision charged to operations	9,954
Balance in allowance for loan and lease losses at end
of period	$22,336
Net charge-offs/average loans	0.44%

Net charge-offs.  Net charge-offs were $8.0 million for the six months ended June 30, 2011 an increase of $1.3 million over net charge-offs for the same period of 2010.  The majority of the charge-offs in the first six months of 2011 were associated with six commercial loans totaling $4.7 million, six construction loans totaling $2.5 million and one consumer loan totaling $636,000.

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

	June 30,	December 31,
	2011	2010

Non-accrual loans
Construction	$845	$4,881
Commercial mortgage	2,782	1,650
Commercial	5,337	2,280
Consumer	633	960
Residential	9,929	5,526
Total non-accrual loans	19,526	15,297

Loans past due 90 days or more	4,397	2,220
Total non-performing loans	23,923	17,517
Other real estate owned	3,764	2,115
Total non-performing assets	$27,687	$19,632

	June 30,
	2010

Non-accrual loans	$18,193
Loans past due 90 days or more	10,529
Total non-performing loans	28,722
Other real estate owned	459
Total non-performing assets	$29,181

The following table provides information about impaired loans at June 30, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
June 30, 2011
Without an allowance recorded
Construction	$251	$1,560	$-
Commercial mortgage	774	774	-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	594	594	394
Commercial mortgage	2,008	2,008	542
Commercial	5,337	5,337	1,674
Consumer - home equity	633	633	428
Residential	9,929	10,025	2,163
Total
Construction	$845	$2,154	$394
Commercial	$8,119	$8,119	$2,216
Consumer	$633	$633	$428
Residential	$9,929	$10,025	$2,163

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
June 30, 2011
Without an allowance recorded
Construction	$251	$-
Commercial mortgage	774
Commercial	-	-
Consumer	-	-
Residential	-	-
With an allowance recorded
Construction	1,019	-
Commercial mortgage	2,010	-
Commercial	3,941	-
Consumer - home equity	633	-
Residential	8,250	-
Total
Construction	$1,270	$-
Commercial	$6,725	$-
Consumer	$633	$-
Residential	$8,250	$-

We had $19.5 million of non-accrual loans at June 30, 2011 compared to $15.3 million of non-accrual loans at December 31, 2010. The increase in non-accrual loans was primarily due to $10.1 million of loans placed on non-accrual status offset by $2.9 million of loan charge-offs and $2.9 million of loans transferred to other real estate owned.  The majority of the additions resulted from seven loans.  Loans past due 90 days or more still accruing interest amounted to $4.4 million at June 30, 2011 and $2.2 million and December 31, 2010. The $2.2 million increase reflected $4.9 million of additions partially offset by $1.1 million of loans transferred to non-accrual status, a $1.4 million loan charge-off and $276,000 of loan payments.

A detail of our delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
June 30, 2011	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$3,351	$-	$1,133	$5,337	$9,821	$441,095	$450,916
Commercial mortgage	2,349	1,070	824	2,782	7,025	586,817	593,842
Construction	-	-	2,366	845	3,211	202,519	205,730
Direct financing leases, net	1,305	52	69	-	1,426	125,590	127,016
Consumer - other	-	50	5	-	55	155,800	155,855
Consumer - home equity	330	1,012	-	633	1,975	42,302	44,277
Residential mortgage	-	-	-	9,929	9,929	88,184	98,113
Unamortized costs	-	-	-	-	-	2,911	2,911
	$7,335	$2,184	$4,397	$19,526	$33,442	$1,645,218	$1,678,660

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies our loans by categories which are used throughout the industry as of June 30, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Risk Rating
Pass	$273,480	$291,140	$166,749	$165,089	$477,488	$461,378	$28,183	$30,066
Special Mention	21,450	-	-	-	-	-	-	-
Substandard	9,894	6,091	5,277	5,271	4,675	3,608	9,929	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	146,092	144,568	33,704	32,760	111,679	115,794	60,001	56,362
Total	$450,916	$441,799	$205,730	$203,120	$593,842	$580,780	$98,113	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Risk Rating
Pass	$65,713	$59,064	$12,000	$-	$-	$-	$1,023,613	$1,006,737
Special Mention	-	-	-	-	-	-	21,450	-
Substandard	2,157	1,224	42	-	-	-	31,974	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	132,262	134,032	114,974	103,289	2,911	2,883	601,623	589,688
Total	$200,132	$194,320	$127,016	$103,289	$2,911	$2,883	$1,678,660	$1,619,195

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including checking, interest checking, savings and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. However, as a result of deposit growth such certificates of deposit are currently minimal.  At June 30, 2011, we had total deposits of $2.16 billion compared to $2.02 billion at December 31, 2010, an increase of $138.6 million or 6.8%.  Increases in average deposit trends have allowed us to largely eliminate time deposits, which typically bear higher interest rates. While short term time deposits may bear lower rates, in certain cases we favor higher cost deposits which are more stable and are long term.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2011		December 31, 2010
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand (non-interest bearing) *	$1,434,775	0.11%	$1,011,667	0.13%
Interest checking	734,463	0.81%	622,116	1.27%
Savings and money market	328,899	0.97%	311,251	1.26%
Time	29,567	0.99%	69,169	0.66%
Total deposits	$2,527,704	0.43%	$2,014,203	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At June 30, 2011, we did not have any advances from the Federal Home Loan Bank, as compared to $87.0 million of outstanding borrowings as of December 31, 2010.  Additionally, we had $49.0 million drawn under lines of credit as of December 31, 2010 and none at June 30, 2011.  We tested our liquidity sources on the last day of the year for a single day period.  Typically, system-wide funding demand is particularly high that day.  We have rarely used these lines as our growing deposit relationships have precluded the need for additional funds.

Shareholders’ Equity.  At June 30, 2011, we had $262.2 million in shareholders’ equity, an increase of $63.3 million over December 31, 2010.  The increase was principally due to our public offering of 7,015,000 shares of our common stock at a public offering price of $8.25 per share.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

On March 10, 2010 we repurchased our outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock under the Troubled Assets Relief Program (TARP) for $45.2 million.  We accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $5.8 million and recorded a corresponding charge to retained earnings. On September 8, 2010 we repurchased all of the 980,203 outstanding warrants issued to the Treasury Department and recorded a reduction to additional paid-in capital of $4.8 million.

During the first six months of 2010, $433,000 in dividends were paid on our Series B preferred stock.  We recognized accretion of $5.8 million related to discount on the TARP preferred shares during the six months of 2010.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

August 9, 2011	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 9, 2011	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.