Form 10-Q/A
period 2011-06-30
Bancorp, Inc.
filed 2011-08-18
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes [X]  No [ ]

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP INC.
(Registrant)

August 18, 2011	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 18, 2011	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (2)

32.1	Section 1350 Certifications (2)

32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Section 1350 Certifications (2)

XBRL Instance Document (3)
XBRL Taxonomy Extension Schema Document(3)
XBRL Taxonomy Extension Calculation Linkbase Document(3)
XBRL Taxonomy Extension Definition Linkbase Document(3)
XBRL Taxonomy Extension Label Linkbase Document(3)
XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.

(2)	Previously filed.

(3)	Furnished herewith.