Form 10-Q
period 2011-09-30
Bancorp, Inc.
filed 2011-11-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 2, 2011 there were 33,196,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$259,116	$157,411
Interest bearing deposits	932,152	314,908
Total cash and cash equivalents	1,191,268	472,319

Investment securities, available-for-sale, at fair value	421,716	231,165
Investment securities, held-to-maturity (fair value $13,623 and $16,550, respectively)	18,095	21,364
Loans, net of deferred loan costs	1,715,648	1,619,195
Allowance for loan and lease losses	(27,671)	(24,063)
Loans, net	1,687,977	1,595,132
Premises and equipment, net	8,307	8,767
Accrued interest receivable	8,541	8,878
Intangible assets, net	8,254	9,005
Other real estate owned	6,415	2,115
Deferred tax asset, net	19,902	24,365
Other assets	22,538	22,613
Total assets	$3,393,013	$2,395,723

LIABILITIES
Deposits
Demand (non-interest bearing)	$1,866,259	$945,605
Savings, money market and interest checking	1,171,349	975,973
Time deposits	25,552	90,862
Time deposits, $100,000 and over	10,341	11,657
Total deposits	3,073,501	2,024,097

Securities sold under agreements to repurchase	25,057	14,383
Short-term borrowings	-	87,000
Federal funds purchased	-	49,000
Accrued interest payable	113	124
Subordinated debenture	13,401	13,401
Other liabilities	12,262	8,812
Total liabilities	3,124,334	2,196,817

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,196,281 and 26,181,281
shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33,196	26,181
Additional paid-in capital	241,473	192,711
Accumulated deficit	(12,565)	(18,195)
Accumulated other comprehensive income (loss)	6,575	(1,791)
Total shareholders' equity	268,679	198,906

Total liabilities and shareholders' equity	$3,393,013	$2,395,723

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$19,011	$18,419	$55,448	$54,708
Interest on investment securities:
Taxable interest	2,732	1,641	6,629	4,651
Tax-exempt interest	651	523	1,993	1,260
Interest bearing deposits	296	176	1,041	610
	22,690	20,759	65,111	61,229
Interest expense
Deposits	2,783	3,470	8,238	10,462
Securities sold under agreements to repurchase	96	5	173	19
Short-term borrowings	-	17	3	81
Subordinated debt	216	217	647	648
	3,095	3,709	9,061	11,210
Net interest income	19,595	17,050	56,050	50,019
Provision for loan and lease losses	5,019	5,121	16,654	15,075
Net interest income after provision for loan and lease losses	14,576	11,929	39,396	34,944

Non-interest income
Service fees on deposit accounts	691	602	2,001	1,510
Merchant credit card deposit and ACH fees	591	478	1,750	1,541
Stored value income	4,030	2,785	13,175	8,112
Gain on sales of investment securities	20	2	623	1,221
Other than temporary impairment on securities held-to-maturity (1)	-	(135)	(75)	(135)
Leasing income	538	733	1,887	1,908
Debit card income	134	139	697	481
Other	669	181	2,085	600
Total non-interest income	6,673	4,785	22,143	15,238

Non-interest expense
Salaries and employee benefits	8,030	6,422	22,560	19,262
Depreciation and amortization	767	768	2,219	2,231
Rent and related occupancy cost	749	670	2,182	1,947
Data processing expense	2,080	2,129	6,646	5,437
Printing and supplies	395	247	1,075	998
Audit expense	295	192	805	794
Legal expense	662	668	1,858	1,723
Amortization of intangible assets	250	250	750	750
Loss on sale of other real estate owned	64	2	555	22
FDIC Insurance	705	1,170	2,628	3,024
Software, maintenance and equipment	429	347	1,176	933
Other real estate owned expense	357	20	841	97
Other	2,975	3,085	9,685	8,197
Total non-interest expense	17,758	15,970	52,980	45,415
Net income before income tax	3,491	744	8,559	4,767
Income tax provision	1,209	156	2,929	1,586
Net income	2,282	588	5,630	3,181
Less preferred stock dividends and accretion	-	-	-	(6,242)
Net income (loss) available to common shareholders	$2,282	$588	$5,630	$(3,061)
Net income (loss) per share - basic	$0.07	$0.02	$0.18	$(0.12)
Net income (loss) per share - diluted	$0.07	$0.02	$0.18	$(0.12)

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2011
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	capital	deficit	gain/(loss)	income	Total

Balance at January 1, 2011	26,181,281	$26,181	$192,711	$(18,195)	$(1,791)		$198,906
Net income				5,630		$5,630	5,630
Issuance of common stock	7,015,000	7,015	47,486	-	-	-	54,501
Stock-based compensation	-	-	1,276	-	-	-	1,276
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	8,366	8,366	8,366
						$13,996
Balance at September 30, 2011	33,196,281	$33,196	$241,473	$(12,565)	$6,575		$268,679

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended
	September 30,
	2011	2010
Operating activities
Net income	$5,630	$3,181
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,969	2,981
Provision for loan and lease losses	16,654	15,075
Net amortization of investment securities discounts/premiums	483	157
Stock-based compensation expense	1,276	372
Mortgage loans originated for sale	(458)	(1,048)
Sale of mortgage loans originated for resale	462	1,055
Gain on sale of mortgage loans originated for resale	(4)	(7)
Deferred income tax benefit	-	1,441
(Gain) loss on sales of fixed assets	(26)	11
Other than temporary impairment on securities held-to-maturity	75	135
Loss on sales of other real estate owned	555	22
Gain on sales of investment securities	(623)	(1,221)
Decrease (increase) in accrued interest receivable	337	(674)
Decrease in interest payable	(11)	(253)
Increase in other assets	(335)	(3,875)
Increase (decrease) in other liabilities	3,450	(14,552)
Net cash provided by operating activities	30,434	2,800

Investing activities
Purchase of investment securities available-for-sale	(283,914)	(261,943)
Proceeds from call of securities held-to-maturity	4,000	-
Proceeds from sale of investment securities available-for-sale	23,846	34,188
Proceeds from redemptions and repayment of securities available-for-sale	81,680	77,607
Proceeds from sale of other real estate owned	894	423
Net increase in loans	(115,248)	(79,374)
Proceeds from sale of fixed assets	68	63
Purchases of premises and equipment	(1,390)	(2,729)
Net cash used in investing activities	(290,064)	(231,765)

Financing activities
Net increase in deposits	1,049,404	767,878
Net increase in securities sold under agreements to repurchase	10,674	6,841
Repayment of short-term borrowings and federal funds purchased	(136,000)	(100,000)
Proceeds from issuance of common stock	54,501	-
Redemption of preferred stock	-	(45,220)
Repurchase of warrants	-	(4,755)
Dividends paid on Series B preferred stock	-	(433)
Net cash provided by financing activities	978,579	624,311

Net increase in cash and cash equivalents	718,949	395,346

Cash and cash equivalents, beginning of period	472,319	354,459

Cash and cash equivalents, end of period	$1,191,268	$749,805

Supplemental disclosure:
Interest paid	$9,072	$11,463
Taxes paid	$5,132	$681
Transfers of loans to other real estate owned	$5,749	$189

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K report). The results of operations for the three and nine month periods ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

Note 3. Share-based Compensation

The Company accounts for its share-based compensation according to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 718, Compensation—Stock Compensation, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under ASC topic 718, all forms of share-based payments to employees, including employee stock options and phantom stock units, are treated the same as other forms of compensation by recognizing the related cost in expense. The expense of the award generally is measured at fair value at the grant date. The impact of ASC topic 718 is reflected in net earnings and related per share amounts for the three and nine months ended September 30, 2011 and 2010. At September 30, 2011, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 23, 2011, incorporated therein by reference.

In May 2011, the Company adopted a Stock Option and Equity Plan (the 2011 Plan). Employees, directors and consultants (with restrictions) are eligible to participate in the 2011 Plan. The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock for the Company, or any parent or subsidiary may not have options with terms exceeding 5 years from the date of grant. An aggregate of 1,400,000 shares of common stock were reserved for issuance by the 2011 plan.

The fair value of each grant of stock option and stock appreciation right is estimated on the date of the grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes options-pricing model are the risk-free interest rate, expected term, dividend yield and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used in the assumption for the model. The expected term of an option or stock appreciation right is based on historical experience of similar awards. The dividend yield is determined by dividing per share and stock appreciation rights unit dividends by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period as comparable as possible to the expected term. During the third quarter of 2011, the Company granted 460,000 stock options at a fair value of $3.68 which vest evenly over four years and 40,000 stock options at a fair value of $3.36 which vest over one year. During the third quarter of 2010, the Company granted no stock options. The weighted average assumptions used in the Black-Scholes valuation model for the stock options are shown below.

	September 30,
	2011	2010
Risk-free interest rate	2.19%	3.45%
Expected dividend yield	-	-
Expected volatility	53.10%	55.40%
Expected lives (years)	5.47	5.08

As of September 30, 2011, there was $5,570,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted average period of 2.95 years. There were no stock options exercised for the nine month periods ending September 30, 2011 and 2010. Related compensation expense for the nine months ended September 30, 2011 and 2010 was $1,276,000 and $372,000 respectively. The following tables are a summary of activity in the plans for the periods shown:

	For the nine months ended September 30, 2011

Stock options:
	Shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except per share data)

Outstanding at January 1, 2011	2,244,864	$10.71
Granted	510,000	7.40	-	-
Exercised	-	-	-	-
Forfeited	(8,749)	9.12	-	-
Outstanding at September 30, 2011	2,746,115	$10.10	6.65	$-
Exercisable at September 30, 2011	1,295,365		3.73	$-

Stock appreciation rights:			Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at beginning of the year	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at end of period	60,000	$11.41	6.45

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

The following tables show the Company’s earnings (loss) per share for the periods presented:

	For the three months ended
	September 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$2,282	33,196,281	$0.07
Effect of dilutive securities
Stock options	-	7,381	-
Diluted earnings per share
Net income available to common shareholders	$2,282	33,203,662	$0.07

Stock options for 2,766,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

	For the nine months ended
	September 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$5,630	31,500,347	$0.18
Effect of dilutive securities
Stock options	-	6,461	-
Diluted earnings per share
Net income available to common shareholders	$5,630	31,506,808	$0.18

Stock options for 2,766,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

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

	For the nine months ended
	September 30, 2010
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$(3,061)	26,181,281	$(0.12)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$(3,061)	26,181,281	$(0.12)

Stock options for 1,755,114 shares, common stock warrants for 980,203 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $3.46 and $25.43 per share, were outstanding for the nine months ended September 30, 2010 but were not included in the diluted loss per share computation because the Company had a net loss available to common shareholders for the period.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

Available-for-sale	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,224	$183	$-	$9,407
Tax-exempt obligations of states and political subdivisions	72,438	2,619	(73)	74,984
Taxable obligations of states and political subdivisions	45,337	2,215	(35)	47,517
Residential mortgage-backed securities	204,876	5,554	(67)	210,363
Commercial mortgage-backed securities	30,326	5	(264)	30,067
Other debt securities	40,150	1,261	(342)	41,069
Other equity securities	3,000	-	(45)	2,955
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,354	-	-	5,354
	$410,705	$11,837	$(826)	$421,716

Held-to-maturity	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,339	$136	$(4,291)	$12,184
Other debt securities - pooled	1,756	-	(317)	1,439
	$18,095	$136	$(4,608)	$13,623

Available-for-sale	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Tax-exempt obligations of states and political subdivisions	$78,046	$335	$(3,070)	$75,311
Taxable obligations of states and political subdivisions	28,870	261	(454)	28,677
Residential mortgage-backed securities	76,275	704	(64)	76,915
Other debt securities	42,700	1,510	(186)	44,024
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$232,129	$2,810	$(3,774)	$231,165

Held-to-maturity	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$19,526	$128	$(4,632)	$15,022
Other debt securities - pooled	1,838	-	(310)	1,528
	$21,364	$128	$(4,942)	$16,550

Available-for-sale security fair values are based on the fair market value supplied by a third-party market data provider while fair values for held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The amortized cost and fair value of the Company’s investment securities at September 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$26,476	$26,467	$-	$-
Due after one year through five years	62,689	64,331	-	-
Due after five years through ten years	24,366	25,062	3,273	2,842
Due after ten years	288,820	297,547	14,822	10,781
Other equity securities	3,000	2,955	-	-
Federal Home Loan and Atlantic			-	-
Central Bankers Bank stock	5,354	5,354	-	-
	$410,705	$421,716	$18,095	$13,623

At September 30, 2011 and December 31, 2010, investment securities with a book value of approximately $32.0 million and $19.8 million, respectively, were pledged as collateral under repurchase agreements as required or permitted by law. There were $623,000 gross gains on sales of securities in the first nine months of 2011 as compared to gains of $1.2 million in the first nine months of 2010.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2011 (dollars in thousands):

September 30, 2011
Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and political subdivisions	9	$8,572	$(27)	$3,145	$(46)	$11,717	$(73)
Taxable obligations of states and political subdivisions	8	13,827	(35)	-	-	13,827	(35)
Residential mortgage-backed securities	5	13,953	(59)	519	(8)	14,472	(67)
Commercial mortgage-backed securities	5	18,048	(264)	-	-	18,048	(264)
Other debt securities	3	12,270	(21)	2,542	(321)	14,812	(342)
Other equity securities	1	2,955	(45)	-	-	2,955	(45)
Total temporarily impaired
investment securities	31	$69,625	$(451)	$6,206	$(375)	$75,831	$(826)

September 30, 2011
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,778	$(4,291)	$7,778	$(4,291)
Other debt securities - pooled	2	-	-	1,439	(317)	1,439	(317)
Total temporarily impaired
investment securities	4	$-	$-	$9,217	$(4,608)	$9,217	$(4,608)

December 31, 2010 Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	65	$54,685	$(3,070)	$-	$-	$54,685	$(3,070)
Taxable obligations of states and
political subdivisions	15	14,060	(454)	-	-	14,060	(454)
Residential mortgage-backed securities	8	26,021	(64)	-		26,021	(64)
Other securities	11	16,771	(24)	748	(162)	17,519	(186)
Total temporarily impaired
investment securities	99	$111,537	$(3,612)	$748	$(162)	$112,285	$(3,774)

December 31, 2010
Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3	$-	$-	$10,606	$(4,632)	$10,606	$(4,632)
Other debt securities - pooled	2	-	-	1,528	(310)	1,528	(310)
Total temporarily impaired
investment securities	5	$-	$-	$12,134	$(4,942)	$12,134	$(4,942)

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at September 30, 2011 consist of four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.8 million.

Management evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates since the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issue trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level.  However, as a result of its review, the Company did record $75,000 in other than temporary impairment in the first nine months of 2011 on one pooled trust preferred security which it owns.

Note 6. Loans

Major classifications of loans are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial	$461,679	$441,799
Commercial mortgage (1)	577,237	580,780
Construction	242,806	203,120
Total commercial loans	1,281,722	1,225,699
Direct financing leases, net	129,400	103,289
Residential mortgage	96,139	93,004
Consumer loans and others	205,243	194,320
	1,712,504	1,616,312
Deferred loan costs	3,144	2,883
Total loans, net of deferred loan costs	$1,715,648	$1,619,195

Supplemental loan data:
Construction 1-4 family	$91,783	$100,689
Construction commercial, acquisition and development	151,023	102,431
	$242,806	$203,120

(1) At September 30, 2011, our owner-occupied real estate loans amounted to $128 million, or 22.1% of commercial mortgages as compared to $127 million, or 21.8% at December 31, 2010.

The Company identifies a loan as impaired where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total impaired loans were $17.2 million at September 30, 2011, of which $12.0 million had specific valuation allowances of $3.9 million. The remaining $5.2 million of impaired loans did not have a valuation allowance. Included within the impaired loans at September 30, 2011 are two troubled debt restructured loans with a balance of $1.1 million with specific valuation allowance of $61,000.  The balance of impaired loans was $15.3 million at December 31, 2010, which had a specific valuation allowance of $5.3 million.

The Company recognizes income on impaired loans after they are placed into non-accrual status on a cash basis only when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  Interest income would have increased by $257,000 in third quarter 2011 and $523,000 for the nine months ended September 30, 2011 if interest on impaired loans had been accrued. The Company did not recognize any interest income on impaired loans in third quarter or nine months ended September 30, 2011 and 2010, respectively.

The following table provides information about impaired loans at September 30, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
September 30, 2011
Without an allowance recorded
Construction	$-	$-	$-
Commercial mortgage	-	-	-
Commercial	2,232	3,358	-
Consumer	927	927	-
Residential	2,046	3,360	-
With an allowance recorded
Construction	2,321	3,630	622
Commercial mortgage	3,848	3,848	616
Commercial	1,980	1,980	1,127
Consumer - home equity	633	633	449
Residential	3,214	3,214	1,036
Total
Construction	$2,321	$3,630	$622
Commercial	$8,060	$9,186	$1,743
Consumer	$1,560	$1,560	$449
Residential	$5,260	$6,574	$1,036

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
September 30, 2011
Without an allowance recorded
Construction	$125	$-
Commercial mortgage	387
Commercial	1,116	-
Consumer	463	-
Residential	1,023	-
With an allowance recorded
Construction	1,458	-
Commercial mortgage	2,928	-
Commercial	3,658	-
Consumer - home equity	633	-
Residential	6,571	-
Total
Construction	$1,583	$-
Commercial	$8.089	$-
Consumer	$1,096	$-
Residential	$7,594	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2011 or December 31, 2010):

	September 30,	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$2,321	$4,881
Commercial mortgage*	3,848	1,650
Commercial	4,212	2,280
Consumer	1,560	960
Residential*	5,260	5,526
Total non-accrual loans	17,201	15,297

Loans past due 90 days or more	5,550	2,220
Total non-performing loans	22,751	17,517
Other real estate owned	6,415	2,115
Total non-performing assets	$29,166	$19,632

* Included in the non-accrual loan balances as of September 30, 2011 are two troubled debt restructured loans:  $770,000 in commercial mortgage and $364,000 in residential mortgage.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of September 30, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company’s loans that were modified in the three and nine month periods ended September 30, 2011 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Three-months ended September 30, 2011			Nine-months ended September 30, 2011
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial mortgage	1	$770	$770	1	$770	$770

Total	1	$770	$770	1	$770	$770

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial mortgage	$770	$—	$—	$770	$—	$—

Total	$770	$—	$—	$770	$—	$—

As of September 30, 2011 and December 31, 2010, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct financing
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
September 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(6,729)	(642)	(3,003)	(1,876)	(815)	-	-	(13,065)
Recoveries	2	14	3	-	-	-	-	19
Provision	11,034	(1,108)	2,061	2,636	1,688	(36)	379	16,654
Ending balance	$10,358	$7,765	$4,091	$2,875	$1,451	$128	$1,003	$27,671

Ending balance: Individually evaluated for impairment	$1,127	$615	$622	$1,037	$449	$-	$-	$3,850

Ending balance: Collectively evaluated for impairment	$9,231	$7,150	$3,469	$1,838	$1,002	$128	$1,003	$23,821

Loans:
Ending balance	$461,679	$577,237	$242,806	$96,139	$205,243	$129,400	$3,144	$1,715,648

Ending balance: Individually evaluated for impairment	$4,212	$3,848	$2,321	$5,260	$1,560	$-	$-	$17,201

Ending balance: Collectively evaluated for impairment	$457,467	$573,389	$240,485	$90,879	$203,683	$129,400	$3,144	$1,698,447

Twelve months ended
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$441,799	$580,780	$203,120	$93,004	$194,320	$103,289	$2,883	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$439,519	$579,130	$198,239	$87,478	$193,360	$103,289	$2,883	$1,603,898

Nine months ended
September 30,
2010

Balance in the allowance for loan and lease losses at
beginning of period	$19,123

Loans charged-off:
Commercial	12,260
Construction	-
Lease financing	-
Residential mortgage	760
Consumer	372
Total	13,392

Recoveries:
Commercial	230
Construction	4
Lease financing	10
Residential mortgage	742
Consumer	6
Total	992
Net charge-offs	12,400
Provision charged to operations	15,075
Balance in allowance for loan and lease losses at end
of period	$21,798
Net charge-offs/average loans	0.80%

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2011 or December 31, 2010.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
September 30, 2011	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$155	$1,561	$3,657	$4,212	$9,585	$452,094	$461,679
Commercial mortgage	280	165	1,436	3,848	5,729	571,508	577,237
Construction	-	1,341	391	2,321	4,053	238,753	242,806
Direct financing leases, net	1,044	104	65	-	1,213	128,187	129,400
Consumer - other	12	23	1	-	36	160,930	160,966
Consumer - home equity	-	-	-	1,560	1,560	42,717	44,277
Residential mortgage	-	-	-	5,260	5,260	90,879	96,139
Unamortized costs	-	-	-	-	-	3,144	3,144
	$1,491	$3,194	$5,550	$17,201	$27,436	$1,688,212	$1,715,648

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies loans by categories which are used throughout the industry as of September 30, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Risk Rating
Pass	$296,338	$291,140	$186,994	$165,089	$460,209	$461,378	$28,146	$30,066
Special Mention	21,717	-	1,341	-	165	-	-	-
Substandard	9,236	6,091	4,800	5,271	5,284	3,608	5,260	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	134,388	144,568	49,671	32,760	111,579	115,794	62,733	56,362
Total	$461,679	$441,799	$242,806	$203,120	$577,237	$580,780	$96,139	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Risk Rating
Pass	$65,717	$59,064	$11,887	$-	$-	$-	$1,049,291	$1,006,737
Special Mention	-	-	-	-	-	-	23,223	-
Substandard	3,052	1,224	-	-	-	-	27,632	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	136,474	134,032	117,513	103,289	3,144	2,883	615,502	589,688
Total	$205,243	$194,320	$129,400	$103,289	$3,144	$2,883	$1,715,648	$1,619,195

* Unrated loans generally consist of loans below the loan review threshold as well as a portion of loans which are subject to review but which have not been reviewed.

Note 7. Transactions with Affiliates

The Company entered into a sublease for a portion of its office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The Chief Executive Officer of the Company was the Chairman of RAIT until December 31, 2010, at which date she retired from that position. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. Rent expense for the nine month periods ended September 30, 2011 and 2010, respectively, was approximately $494,000 and $497,000, net of rental charged to RAIT of approximately $223,000 and $222,000, respectively.

The Company entered into a space sharing agreement of office space in New York, New York with Resource America Inc. (RAI) commencing in September 2011. The President of Resource Capital Corp. is the brother of the Chairman of the Board and son of the Chief Executive Officer of the Company.  One director of Resource Capital Corp. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  One director of the Company also serves as a director of Resource Capital Corp., and an additional director of the Company serves as a director of the manager of Resource Capital Corp., Resource America, Inc., which may be deemed to be a controlling person of Resource Capital Corp. Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense for the three months ended September 30, 2011 was $9,000.

The Bank maintains deposits for various affiliated companies totaling approximately $103.0 million and $15.0 million as of September 30, 2011 and December 31, 2010, respectively.  The increase resulted from deposits of related interests of the Board of Directors, and is likely temporary.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2011, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At September 30, 2011, loans to these related parties amounted to $39.1 million as compared to $7.5 million at December 31, 2010.

The Bank has a participation in one loan at September 30, 2011 that was originated by RAIT. The outstanding principal balance of the loan was $21.7 million at September 30, 2011.  The Bank has a senior position on the loan.

During the third quarter of 2011 several security transactions were executed by Princeridge, a brokerage firm in which the Chairman of the Board is a principal.  A total of $30.9 million of securities rated AAA by at least one ratings agency were purchased from that firm at market, the market price having been confirmed by a wholly independent security advisor.

 Note 8. Fair Value Measurements

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve and federal funds sold, had recorded book values of $1.19 billion and $472.3 million as of September 30, 2011 and December 31, 2010, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2011 and December 31, 2010 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand, savings, money market and interest checking deposits are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2011, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Cash and cash equivalents	$1,191,268	$1,191,268	$472,319	$472,319
Investment securities available-for-sale	421,716	421,716	231,165	231,165
Investment securities held-to-maturity	18,095	13,623	21,364	16,550
Loans receivable, net	1,715,648	1,687,664	1,619,195	1,597,764
Demand deposits (non-interest bearing)	1,866,259	1,866,259	945,605	945,605
Savings, money market and interest checking	1,171,349	1,171,349	975,973	975,973
Certificates of deposit	35,893	35,722	102,519	102,587
Subordinated debentures and notes	13,401	9,222	13,401	9,185
Securities sold under agreements to repurchase	25,057	25,057	14,383	14,383
Short-term borrowings	-	-	136,000	136,000

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

		Fair Value Measurements at Reporting Date Using
Description	Fair value September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
U.S. Government agency securities	$9,407	$-	$9,407	$-
Obligations of states and political subdivisions	122,501	-	122,501	-
Residential mortgage-backed securities	210,363	-	210,363	-
Commercial mortgage-backed securities	30,067	-	30,067	-
Other debt securities	41,069	-	40,434	635
Other equity securities	2,955	2,955	-	-
Federal Home Loan and Atlantic Central
Bankers Bank stock	5,354	-	-	5,354
	$421,716	$2,955	$412,772	$5,989

		Fair Value Measurements at Reporting Date Using
Description	Fair value December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
Obligations of states and political subdivisions	$103,988	$-	$103,988	$-
Residential mortgage-backed securities	76,915	-	76,915	-
Other debt securities	44,024	-	43,276	748
Federal Home Loan and Atlantic Central
Bankers Bank stock	6,238	-	-	6,238
	$231,165	$-	$224,179	$6,986

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	September 30, 2011	December 31, 2010
Beginning balance	$6,986	$7,222
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2)	(13)
Included in other comprehensive income	(66)	186
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(929)	(409)
Ending balance	$5,989	$6,986

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):
		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,201	$-	$-	$17,201
Other real estate owned	6,415	-	-	6,415
	$23,616	$-	$-	$23,616

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$15,297	$-	$-	$15,297
Other real estate owned	2,115	-	-	2,115
	$17,412	$-	$-	$17,412

At September 30, 2011, impaired loans totaled $17.2 million with a specific reserve of $3.9 million, compared to impaired loans at December 31, 2010 of $15.3 million with a specific reserve of $5.3 million. Included in the impaired balance at September 30, 2011 were troubled debt restructured loans with a balance of $1.1 million with a specific reserve of $61,000.  Valuation techniques consistent with the market approach and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 10. Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.  The reclassifications had no effect on net income, total assets or shareholders’ equity.

 Note 11. Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring.  The creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

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

Current Developments

As described in “Recent Developments” in our September 30, 2010 Form 10-Q and December 31, 2010 Form 10-K, the advisors of a third party, through which we provide deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification, we and our customer changed the practices and by September 30, 2010 we believe these practices were in accordance with FDIC guidance in Financial Institution Letter number 81 issued on November 24, 2010. The FDIC has notified us that a formal action should be anticipated in connection with various compliance management issues including past overdraft charging practices, collections practices and transaction error resolution in alleged violation of Section 5 of the Federal Trade Commission Act. We believe that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  Our customer has contractually indemnified the Bank for portions of such liabilities. The Bank believes that such indemnification would be collectible.  We have significantly augmented our compliance management staff, which with other compliance related expenditures, has and will result in certain increases in non-interest expense.   On August 8, 2011, The Bancorp, Inc. notified this customer of termination of our services agreement with them. Since the services agreement requires 270 days prior notice, disengagement will be no later than May 4, 2012.   Although account balances generated through this third-party are significant, the bank has sufficient liquidity resources to replace deposits associated with this termination.

Results of Operations

Third quarter 2011 to third quarter 2010

Net Income:  Net income for the third quarter of 2011 was $2.3 million, compared to $588,000 for the third quarter of 2010. The increase reflected a $2.5 million increase in net interest income and a $1.9 million increase in non-interest income (excluding security gains) which were partially offset by a $1.8 million increase in non-interest expense.  Non-interest income (excluding securities gains) increased to $6.7 million in third quarter 2011from $4.8 million in third quarter 2010, primarily due to increases in prepaid card income, which reflected an increased volume of accounts and related transaction fees.  Other income increased as a result of both volume of transactions and the institution of service charges on certain health savings accounts.  Higher net interest income primarily resulted from higher investment security and loan balances and from lower deposit costs.  Diluted earnings per share were $0.07 in third quarter 2011 compared to $0.02 in the third quarter of 2010.  Return on average assets was 0.33% and return on average equity was 3.47% for the third quarter of 2011, as compared to 0.10% and 1.15%, respectively, for the third quarter of 2010.

Net Interest Income:  Our net interest income for third quarter 2011 increased to $19.6 million, an increase of $2.5 million or 14.9% from $17.1 million in third quarter 2010, while our interest income for third quarter 2011 increased to $22.7 million, an increase of $1.9 million or 9.3% from $20.8 million for third quarter 2010.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $390.3 million for third quarter 2011 from $215.4 million for third quarter 2010, while related interest income increased $1.2 million.  Our average loans and leases increased to $1.70 billion for third quarter 2011 from $1.58 billion for third quarter 2010, while related interest income increased $592,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for third quarter 2011 decreased to 3.14% from 3.26% in third quarter of 2010, a decrease of 12 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality, discussed below.  Deposits deemed to be seasonal deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  These amounts are classified as interest earning deposits in the balance sheet.  In third quarter 2011, the average yield on our loans decreased to 4.47% from 4.65% for third quarter 2010, a decrease of 18 basis points.  However, we also experienced a corresponding decrease in the costs of our deposits from .68% to .45%.  Yields on taxable investment securities were lower at 3.41% compared to 4.11%, respectively, a decrease of 70 basis points principally as a result of growing the portfolio with investment securities with shorter average lives which typically have lower yields. Average interest earning deposits increased $130.7 million to $456.3 million in third quarter 2011 from $325.5 million in third quarter 2010, reflecting deposit seasonality.  These funds earn interest at a rate of 25 basis points which caused our asset yield to decrease in third quarter 2011.  Our deposit growth reflected increases in balances associated with our stored value (prepaid card), wealth management and merchant card processing accounts.  Additionally, balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short-term investments. We have liquidity sources significantly in excess of that amount, and monitor our liquidity daily.  The yield on interest bearing deposits decreased to 0.87% for third quarter 2011 from 1.16% for third quarter 2010, a decrease of 29 basis points due to growth in lower cost deposits and continuing rate reductions.  We have been changing our deposit mix to reduce time deposits and higher cost funds in various deposit categories.  The interest cost of total deposits and interest bearing liabilities amounted to 0.50% for third quarter 2011 compared to 0.71% in third quarter 2010.  The continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.  In third quarter 2011, average demand (non-interest bearing) deposits amounted to $1.32 billion, compared to $992.5 million in third quarter 2010.  Approximately half of the increase reflected balances from our largest affinity group as discussed previously in this paragraph.  The remaining increase was primarily from growth in prepaid card balances.  In third quarter 2011, average deposits amounted to $2.46 billion, compared to $2.05 billion in third quarter 2010.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,693,500	$18,927	4.47%	$1,581,924	$18,406	4.65%
Loans-nontaxable*	5,328	128	9.61%	1,284	14	4.36%
Investment securities-taxable	320,239	2,732	3.41%	159,617	1,641	4.11%
Investment securities-nontaxable*	70,049	1,003	5.73%	55,819	784	5.62%
Interest earning deposits	456,260	296	0.26%	325,513	176	0.22%
Net interest earning assets	2,545,376	23,086	3.63%	2,124,157	21,021	3.96%

Allowance for loan and lease losses	(28,415)			(23,003)
Other assets	253,171			198,534
	$2,770,132			$2,299,688

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$1,321,031	$314	0.10%	$992,474	$395	0.16%
Interest bearing deposits
Interest checking	757,087	1,553	0.82%	660,094	2,055	1.25%
Savings and money market	354,189	822	0.93%	294,171	878	1.19%
Time	29,690	94	1.27%	105,197	142	0.54%
Total interest bearing deposits	1,140,966	2,469	0.87%	1,059,462	3,075	1.16%
Total deposits	2,461,997	2,783	0.45%	2,051,936	3,470	0.68%

Short term borrowings	-	-	0.00%	11,576	17	0.59%
Repurchase agreements	23,271	96	1.65%	9,424	5	0.21%
Subordinated debt	13,401	216	6.45%	13,401	218	6.51%
Net interest bearing liabilities	1,177,638	2,781	0.94%	1,093,863	3,315	1.21%
Total deposits and interest bearing liabilities	2,498,669	3,095	0.50%	2,086,337	3,710	0.71%

Other liabilities	7,757			9,617
Total Liabilities	2,506,426			2,095,954

Shareholders' equity	263,706			203,734
	$2,770,132			$2,299,688

Net interest income on tax equivalent basis *		$19,991			$17,311

Tax equivalent adjustment		396			261

Net interest income		$19,595			$17,050

Net interest margin *			3.14%			3.26%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For third quarter 2011, average interest-earning assets increased to $2.55 billion, an increase of $421.2 million or 19.8% from third quarter of 2010.  The increase reflected increased average balances of loans and leases of $115.6 million or 7.3%, and increased average balances of investment securities of $174.9 million or 81.2%.  Average demand deposits increased $328.6 million or 33.1% while average interest checking deposits increased $97.0 million or 14.7%. Average savings and money market deposits increased $60.0 million or 20.4%. The Bank experienced growth in deposits relating to prepaid, wealth management, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively, as the Bank’s stored value card division continues to aggressively market its services.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.0 million for the third quarter of 2011 compared to $5.1 million for the third quarter of 2010.  The amount of the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses.  During both quarterly periods the provision particularly reflected the level of charge-offs and the impact of those charge-offs on the moving average of charge offs to total loans, which is one component of reserve adequacy analysis.  At September 30, 2011, our allowance for loan and lease losses amounted to $27.7 million or 1.61% of total loans as compared to $24.1 million or 1.49% of total loans at December 31, 2010.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $6.7 million in third quarter 2011 compared to $4.9 million in third quarter 2010 before gains on securities of $20,000 in third quarter 2011 and $2,000 in third quarter 2010 and OTTI of $135,000 in the third quarter of 2010. The $1.7 million or 35.3% increase in third quarter 2011 compared to third quarter 2010 primarily reflected increases in transaction volume revenues in prepaid (stored value) cards of $1.2 million or 44.7% to $4.0 million for third quarter 2011 from $2.8 million for third quarter 2010.  It also reflected increases in service fees on deposit accounts of $89,000 or 14.8% to $691,000 for the third quarter of 2011 from $602,000 for third quarter 2010 reflecting the institution of monthly service charges on certain health savings accounts.  Other non-interest income increased $488,000 or 269.6% to $669,000 for third quarter 2011 from $181,000 from third quarter 2010.  This increase was primarily due to a $406,000 increase in affinity fees related primarily to increased service charges from new accounts from one affinity group.

Non-Interest Expense. Total non-interest expense was $17.8 million for third quarter 2011, an increase of $1.8 million or 11.2% over $16.0 million for third quarter 2010.  Salaries and employee benefits amounted to $8.0 million, an increase of $1.6 million or 25.0% over $6.4 million for third quarter 2010.  The increase in salaries and employee benefits reflected staff additions and expense related to compliance, prepaid card, customer service, information technology, the Small Business Administration (SBA) loan division and other areas to accommodate growth, and a $243,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 2.0% for our staff.  Rent and occupancy increased $79,000 or 11.8% to $749,000 in third quarter 2011 from $670,000 in third quarter 2010 reflecting the impact of credits received in the prior year and the addition of office space in 2011.  Data processing decreased $49,000 or 2.3%, to $2.1 million in third quarter 2011 from $2.1 million in third quarter 2010 due to a reduction in outsourced processing for health savings accounts which was offset by increased costs due to an upgrade to both the consumer and business online banking platforms.  Printing and supplies increased to $395,000, an increase of $148,000 or 59.9% from $247,000 in third quarter 2010 reflecting increased deposit account volume.  Audit expense increased $103,000 or 53.6% to $295,000 for third quarter 2011 from $192,000 in third quarter 2010, reflecting higher information technology (IT) and data security audit costs.  Legal expense decreased $6,000 or 0.9% to $662,000 for third quarter 2011 from $668,000 in third quarter 2010. Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $465,000 or 39.7% to $705,000 for third quarter 2011 from $1.2 million in third quarter 2010.  This decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by growth in deposits.  Software, maintenance and equipment expense increased $82,000 or 23.6% to $429,000 in third quarter 2011 from $347,000 in third quarter 2010. This increase included software for a new management reporting system, increased security and regulatory compliance costs, storage capacity and various hardware used for loan, prepaid card and deposit products.  Other real estate owned expense increased $337,000 to $357,000 in the third quarter of 2011 from $20,000 in the third quarter of 2010.  The increase resulted primarily from an increase in our ORE properties.  Other non-interest expense decreased $110,000 or 3.6% to $3.0 million in third quarter 2011 from $3.1 million in third quarter of 2010.  The $110,000 decrease included a $189,000 decrease in certain deposit origination costs.  This decrease was partially offset by an $80,000 increase in consulting.

Income Taxes.  Income tax expense was $1.2 million for third quarter 2011 compared to $156,000 in third quarter 2010, an increase of $1.1 million or 675.0%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for third quarter 2011 was 34.6% compared to 21.0% in third quarter 2010 reflecting the greater impact of tax exempt income on the lower overall pre-tax income in the prior year.

First nine months of 2011 to first nine months of 2010

Net Income.  Net income for the first nine months of 2011 was $5.6 million, compared to $3.2 million for the first nine months of 2010. The increase reflected a $6.0 million increase in net interest income and a $7.5 million increase in non-interest income (excluding security gains) which were partially offset by a $1.6 million increase in the provision for loan and lease losses and a $7.6 million increase in non-interest expense.  Non-interest income (excluding securities gains) increased to $21.5 million for the first nine months of 2011 from $14.0 million for the first nine months of 2010 primarily due to increases in prepaid card income, which reflected increased volume of accounts and related transaction fees.  Other income increased as a result of both volume in transactions and the institution of service charges on certain health savings accounts.  Higher net interest income primarily resulted from higher investment security and loan balances and from lower deposit costs.  Diluted earnings per share were $0.18 in the first nine months of 2011 compared to a diluted loss per share of $0.12 for the first nine months of 2010.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share resulted from a $5.8 million charge for the unamortized accretion of the related imputed cost in addition to $433,000 of related cash dividends paid prior to the repurchase.  Return on average assets was 0.27% and return on average equity was 3.06% for the first nine months of 2011, as compared to 0.19% and 1.99%, respectively, for the first nine months of 2010.

Net Interest Income.  Our net interest income for the first nine months of 2011 increased to $56.1 million, an increase of $6.0 million or 12.1% from $50.0 million in the first nine months of 2010, while our interest income for the first nine months of 2011 increased to $65.1 million, an increase of $3.9 million or 6.3% from $61.2 million for the first nine months of 2010.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Our average loans and leases increased to $1.66 billion for the first nine months of 2011 from $1.56 billion for the first nine months of 2010, while related interest income increased $740,000.  Our average investment securities increased to $333.9 million for the first nine months of 2011 from $194.3 million for the first nine months of 2010, while related interest income increased $2.7 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2011 decreased to 2.99% from 3.25% in the first nine months of 2010, a decrease of 26 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality which were invested at the Federal Reserve Bank at 25 basis points.  These deposits are classified as interest earning deposits in the balance sheet.  In the first nine months of 2011, the average yield on our loans decreased to 4.45% from 4.68% for first nine months of 2010, a decrease of 23 basis points.  That decrease was comparable to the 26 basis point decrease in the yield on deposits from .70% to .44%.  Yields on taxable investment securities were lower at 3.41% compared to 4.01%, respectively, a decrease of 60 basis points principally as a result of growing the portfolio with investment securities with shorter average lives which typically have lower yields.  Average interest earning deposits increased $231.8 million to $558.3 million in the first nine months of 2011 from $326.6 million in first nine months of 2010, reflecting the seasonal deposits noted above.  These funds earn interest at a rate of 25 basis points which caused our asset yield to decrease in the first nine months of 2011.  Our deposit growth reflected increases in balances associated with our stored value (prepaid card), wealth management and merchant card processing accounts.  Additionally, balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short-term investments. We have liquidity sources significantly in excess of that amount, and monitor our liquidity daily.  The yield on interest bearing deposits decreased to 0.86% for first nine months of 2011 from 1.28% for first nine months of 2010, a decrease of 42 basis points, while the yield on interest bearing liabilities decreased to 0.93% for first nine months of 2011 from 1.33% for first nine months of 2010, a decrease of 40 basis points due to growth in lower cost deposits and continuing rate reductions.  We have been changing our deposit mix to reduce time deposits and higher cost funds in various deposit categories.  The interest cost of total deposits and interest bearing liabilities amounted to 0.48% for the first nine months of 2011 compared to 0.74% in the first nine months of 2010.  The decrease in deposits and interest bearing liabilities yield reflected our continuing decreases in deposit rates due to a decrease in market rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.    In the first nine months of 2011, average demand (non-interest bearing) deposits amounted to $1.40 billion, compared to $982.4 million in the first nine months of 2010.  Approximately half of the increase reflected balances from our largest affinity group as discussed previously in this paragraph.  The remaining increase was primarily from growth in prepaid card balances  In first the nine months of 2011, average deposits amounted to $2.51 billion, compared to $1.98 billion in the first nine months of 2010.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,655,013	$55,252	4.45%	$1,557,950	$54,693	4.68%
Loans-nontaxable*	4,174	302	9.65%	497	15	4.02%
Investment securities-taxable	259,301	6,629	3.41%	154,632	4,651	4.01%
Investment securities-nontaxable*	74,560	3,066	5.48%	39,649	1,890	6.36%
Interest earning deposits	558,333	1,041	0.25%	326,562	610	0.25%
Net interest earning assets	2,551,381	66,290	3.46%	2,079,290	61,859	3.97%

Allowance for loan and lease losses	(26,597)			(21,335)
Other assets	270,301			182,135
	$2,795,085			$2,240,090

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$1,396,438	$1,047	0.10%	$982,437	$894	0.12%
Interest bearing deposits
Interest checking	742,087	4,536	0.81%	601,011	6,075	1.35%
Savings and money market	337,422	2,414	0.95%	313,779	3,098	1.32%
Time	29,608	241	1.09%	82,544	394	0.64%
Total interest bearing deposits	1,109,117	7,191	0.86%	997,334	9,567	1.28%
Total deposits	2,505,555	8,238	0.44%	1,979,771	10,461	0.70%

Short term borrowings	996	3	0.40%	16,562	81	0.65%
Repurchase agreements	20,067	173	1.15%	7,461	19	0.34%
Subordinated debt	13,401	647	6.44%	13,211	648	6.54%
Net interest bearing liabilities	1,143,581	8,014	0.93%	1,034,568	10,315	1.33%
Total deposits and interest bearing liabilities	2,540,019	9,061	0.48%	2,017,005	11,209	0.74%

Other liabilities	8,944			9,916
Total Liabilities	2,548,963			2,026,921

Shareholders' equity	246,122			213,169
	$2,795,085			$2,240,090

Net interest income on tax equivalent basis *		$57,229			$50,650

Tax equivalent adjustment		1,179			631

Net interest income		$56,050			$50,019

Net interest margin *			2.99%			3.25%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For the first nine months of 2011, average interest-earning assets increased to $2.55 billion, an increase of $472.1 million or 22.7% from the first nine months of 2010.  The increase reflected increased average balances of loans and leases of $100.7 million or 6.5% and increased average balances of investment securities of $140.0 million or 71.8%.  Average demand deposits increased $414.0 million or 42.1% while average interest checking deposits increased $141.1 million or 23.5%. Average savings and money market deposits increased $23.6 million or 7.5%.  The Bank experienced growth in prepaid, wealth management, merchant acquiring and other deposit categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors, respectively, as the Bank’s stored value card division continues to aggressively market its services.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $16.7 million for the first nine months of 2011 compared to $15.1 million for the first nine months of 2010.  The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and leases losses.  During both nine month periods the provision particularly reflected the level of charge-offs and the impact of those charge-offs on the moving average of charge-offs to total loans, which is one component of reserve adequacy analysis. At September 30, 2011, our allowance for loan and lease losses amounted to $27.7 million or 1.61% of total loans compared to $24.1 million or 1.49% of total loans at December 31, 2010.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $20.9 million in the first nine months of 2011 compared to $14.2 million in the first nine months of 2010 excluding a $718,000 legal settlement and OTTI of $75,000 in first nine months of 2011 and $135,000 in the first nine months of 2010 and before gains on securities of $623,000 in the first nine months of 2011 and $1.2 million in the first nine months of 2010. The $6.7 million or 47.5% increase in the first nine months of 2011 compared to the first nine months of 2010 primarily reflected increases in transaction volume revenues in prepaid (stored value) cards of $5.1 million or 62.4% to $13.2 million for the first nine months of 2011 from $8.1 million for the first nine months of 2010.  It also reflected increases in service fees on deposit accounts of $491,000 or 32.5% to $2.0 million for the first nine months of 2011 from $1.5 million for the first nine months of 2010 reflecting the institution of monthly service charges on certain health savings accounts.  Debit card income increased $216,000 or 44.9% to $697,000 for the first nine months of 2011 from $481,000 for the first nine months of 2010 as a result of increased volume from more deposit accounts.  Other non-interest income increased $1.5 million or 247.5% to $2.1 million for the first nine months of 2011 from $600,000 from the first nine months of 2010.  The increase was primarily due to a $718,000 legal settlement in favor of the Bank in 2011.  It also reflected a $542,000 increase in affinity fees related primarily to an increased volume of accounts from one affinity group.  Gain on sales of securities in 2011 resulted when long term maturities were replaced with shorter term maturities to begin to position the portfolio for the possibility of higher interest rates.

Non-Interest Expense. Total non-interest expense was $53.0 million for the first nine months of 2011, an increase of $7.6 million or 16.7% over $45.4 million for the first nine months of 2010.  Salaries and employee benefits amounted to $22.6 million, an increase of $3.3 million or 17.1% over $19.3 million for the first nine months of 2010.  The increase in salaries and employee benefits reflected staff additions and expense related to compliance, prepaid card, customer service, information technology, the SBA loan division and other areas to accommodate growth and a $904,000 increase in employee stock option expense. It also reflected annual salary increases between 0% and 2.0% to our staff.  Rent and occupancy increased $235,000 or 12.1% to $2.2 million in the first nine months of 2011 from $1.9 million in the first nine months of 2010 reflecting the impact of credits received in the prior year and the addition of a new compliance office other office space in 2011.  Data processing expense increased $1.2 million or 22.2% to $6.6 million in the first nine months of 2011 from $5.4 million in the first nine months of 2010 due to an increased number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms.  Printing and supplies increased to $1.1 million, an increase of $77,000 or 7.7% from $998,000 in the first nine months of 2010 reflecting increased deposit account volume.  Audit expense increased $11,000 or 1.4% to $805,000 for the first nine months of 2011 from $794,000 in the first nine months of 2010 as a result of increases in outside and other audit costs.  Legal expense increased $135,000 or 7.8% to $1.9 million for the first nine months of 2011 from $1.7 million in the first nine months of 2010 primarily due to higher loan collection costs. Loss on sale of other real estate owned increased $533,000 to $555,000 in the first nine months of 2011 compared to $22,000 in the first nine months of 2010 reflecting the loss on the sale of one commercial property.   Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $396,000 or 13.1% to $2.6 million for the first nine months of 2011 from $3.0 million in the first nine months of 2010.  This decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by a growth in deposits.  Software, maintenance and equipment expense increased $243,000 or 26.0% to $1.2 million in the first nine months of 2011 from $933,000 in the first nine months of 2010. This increase included software for a new management reporting system, increased security and regulatory compliance costs, storage capacity and various hardware used for loan, prepaid and deposit products.  Other real estate owned expense increased $744,000 to $841,000 in the first nine months of 2011 from $97,000 for the first nine months of 2010.  The increase resulted primarily from an increase in our ORE properties.  Other non-interest expense increased $1.5 million or 18.2% to $9.7 million in the first nine months of 2011 from $8.2 million in the first nine months of 2010.  The $1.5 million increase included $155,000 in increases in loan expenses related to Small Business Administration loans and other new prospective commercial loan business.  It also reflected a $200,000 loan related legal settlement, a $215,000 increase in consulting, a $234,000 increase in credit bureau expense, a $260,000 increase in travel, a $98,000 increase in insurance reflecting significant coverage enhancements and a $135,000 increase in postage due primarily to account volume.   These increases were partially offset by a $262,000 decrease in certain deposit originating costs.

Income Taxes.  Income tax expense was $2.9 million for the first nine months of 2011 compared to $1.6 million in the first nine months of 2010, an increase of $1.3 million or 84.7%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first nine months of 2010 was 34.2% as compared to 33.3% in first nine months of 2010.  The higher tax rate reflected the impact of a higher federal tax bracket in 2011.

Preferred Stock Dividend and Accretion. As a result of our redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the Troubled Asset Relief Program (TARP) in first nine months of 2010, we did not pay cash dividends or have any related accretion in first nine months of 2011 as compared to cash dividends of $433,000 and $5.8 million of accretion recognized in the first nine months of 2010.  See “Financial Condition – Shareholders’ Equity” for more information.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first nine months of 2011 was cash inflows from net increases in deposits, which were $1.05 billion. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While historically we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances and repurchase agreements, as of September 30, 2011, we had no FHLB advances outstanding, as a result of deposit growth.  At September 30, 2011, we had $1.20 billion of cash or cash equivalents which, together with our anticipated cash inflows from deposits and operations, we believe are sufficient for our current operations.  The increase and relatively large amounts of cash and cash equivalents resulted from seasonality in the deposits from our largest affinity group. See “Results of Operations – Net Interest Income” for more information.

Funding in the first nine months of 2011 included cash outflows of $174.4 million for net investment security purchases, and an outflow for loans of $115.2 million.  At September 30, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $358.5 million.  Liquidity was also enhanced by the $54.5 million of net proceeds from our common stock offering in the first quarter of 2011.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” A Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of  consolidated subsidiaries, less intangibles. At September 30, 2011 the Bank was “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio

As of September 30, 2011
The Company	9.60%	14.90%	16.16%
The Bancorp Bank	6.76%	10.52%	11.77%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2010
The Company	8.37%	11.99%	13.24%
The Bancorp Bank	7.39%	10.60%	11.85%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

The increase in our holding company capital ratios at September 30, 2011 compared to December 31, 2010 was the result of the common stock offering completed in the first quarter of 2011.  In March 2011, we issued 7,015,000 shares of our common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million. The decrease in the Bank’s Tier 1 capital to average assets ratio was the result of deposit seasonality in the third quarter of 2011.  See Results of Operations – Average Daily Balances.”

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at September 30, 2011. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest-earning assets:
Loans net of deferred loan costs	$784,009	$209,918	$392,087	$143,965	$185,669
Investment securities	7,779	37,576	83,506	69,996	240,954
Interest earning deposits	932,152	-	-	-	-
Total interest-earning assets	1,723,940	247,494	475,593	213,961	426,623

Interest-bearing liabilities:
Demand deposits *	978,816	-	-	-	-
Interest checking	391,373	195,687	195,687	-	-
Savings and money market	97,150	194,302	97,150	-	-
Time deposits	2,787	4,089	19,617	9,400	-
Securities sold under agreements to repurchase	25,057	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest-bearing liabilities	1,498,584	394,078	312,454	19,400	-
Gap	$225,356	$(146,584)	$163,139	$194,561	$426,623
Cumulative gap	$225,356	$78,772	$241,911	$436,472	$863,095
Gap to assets ratio	7%	-4%	5%	6%	13%
Cumulative gap to assets ratio	7%	2%	7%	13%	25%

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

Financial Condition

General. Our total assets at September 30, 2011 were $3.39 billion, of which our total loans were $1.72 billion. At December 31, 2010 our total assets were $2.40 billion, of which our total loans were $1.62 billion.  Most of the increase in assets at September 30, 2011 reflected deposit inflows, some of which are seasonal.

Interest bearing deposits and federal funds sold.  At September 30, 2011, we had a total of $932.2 million of interest-bearing deposits as compared to $314.9 million at December 31, 2010.  These deposits were comprised primarily of interest-bearing balances at the Federal Reserve Bank.

Investment securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $439.8 million on September 30, 2011, an increase of $187.3 million or 74.2% from year-end 2010. The increase in investment securities was primarily a result of increased purchases of mortgaged backed securities with expected average lives in the 4-5 year range.  The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower capital requirements and other securities with lower capital requirements  The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

The other securities included in the held-to-maturity classification on our balance sheet at September 30, 2011 consist of four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.8 million.

Loans. Total loans increased to $1.72 billion at September 30, 2011 from $1.62 billion at December 31, 2010, an increase of $96.5 million or 6.0% from year-end 2010.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2011	2010

Commercial	$461,679	$441,799
Commercial mortgage (1)	577,237	580,780
Construction	242,806	203,120
Total commercial loans	1,281,722	1,225,699
Direct financing leases, net	129,400	103,289
Residential mortgage	96,139	93,004
Consumer loans and others	205,243	194,320
	1,712,504	1,616,312
Deferred loan costs	3,144	2,883
Total loans, net of deferred loan costs	$1,715,648	$1,619,195

Supplemental loan data:
Construction 1-4 family	$91,783	$100,689
Construction commercial, acquisition and development	151,023	102,431
	$242,806	$203,120

(1) At September 30, 2011, our owner occupied loans amounted to $128 million, or 22.1% of commercial mortgages as compared to $127 million, or 21.8% at December 31, 2010.

Allowance for loan and lease losses. We review the adequacy of our allowance for loan and lease losses on a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with the Financial Accounting Standards Board, Accounting Standards Codification, or ASC, topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, specific reserves are established based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral and estimated aggregate future cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and review of statistical information from various industry reports to determine its allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans and direct lease financing, and for various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, the average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified. Pursuant to these parameters, approximately 81% of our loans are subject to that department’s oversight on an annual basis.

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

Summary of loan and lease loss experience. The following table summarizes our credit loss experience for each of the periods indicated:

		Commercial		Residential		Direct financing
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	leases, net	Unallocated	Total
September 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(6,729)	(642)	(3,003)	(1,876)	(815)	-	-	(13,065)
Recoveries	2	14	3	-	-	-	-	19
Provision	11,034	(1,108)	2,061	2,636	1,688	(36)	379	16,654
Ending balance	$10,358	$7,765	$4,091	$2,875	$1,451	$128	$1,003	$27,671

Ending balance: Individually evaluated for impairment	$1,127	$615	$622	$1,037	$449	$-	$-	$3,850

Ending balance: Collectively evaluated for impairment	$9,231	$7,150	$3,469	$1,838	$1,002	$128	$1,003	$23,821

Loans:
Ending balance	$461,679	$577,237	$242,806	$96,139	$205,243	$129,400	$3,144	$1,715,648

Ending balance: Individually evaluated for impairment	$4,212	$3,848	$2,321	$5,260	$1,560	$-	$-	$17,201

Ending balance: Collectively evaluated for impairment	$457,467	$573,389	$240,485	$90,879	$203,683	$129,400	$3,144	$1,698,447

Twelve months ended
December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$441,799	$580,780	$203,120	$93,004	$194,320	$103,289	$2,883	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$439,519	$579,130	$198,239	$87,478	$193,360	$103,289	$2,883	$1,603,898

Net charge-offs.  Net charge-offs were $13.0 million for the nine months ended September 30, 2011 an increase of $646,000 over net charge-offs for the same period of 2010.  The majority of the charge-offs in the first nine months of 2011 were associated with eleven commercial loans totaling $7.2 million, seven construction loans totaling $3.0 million and one consumer loan totaling $636,000.

Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non-performing loans, other real estate owned and our loans past due 90 days or more still accruing interest (in thousands).  The footnote details the troubled debt restructurings.

	September 30,	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$2,321	$4,881
Commercial mortgage*	3,848	1,650
Commercial	4,212	2,280
Consumer	1,560	960
Residential*	5,260	5,526
Total non-accrual loans	17,201	15,297

Loans past due 90 days or more	5,550	2,220
Total non-performing loans	22,751	17,517
Other real estate owned	6,415	2,115
Total non-performing assets	$29,166	$19,632

* Included in the non-accrual loans as of September 30, 2011 are two troubled debt restructured loans. $770,000 in commercial mortgage loans and $364,000 in residential mortgage loans.

September 30,
2010
(in thousands)

Non-accrual loans	$19,640
Loans past due 90 days or more	4,352
Total non-performing loans	23,992
Other real estate owned	225
Total non-performing assets	$24,217

The following table provides information about impaired loans at September 30, 2011 and December 31, 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
September 30, 2011
Without an allowance recorded
Construction	$-	$-	$-
Commercial mortgage	-	-	-
Commercial	2,232	3,358	-
Consumer	927	927	-
Residential	2,046	3,360	-
With an allowance recorded
Construction	2,321	3,630	622
Commercial mortgage	3,848	3,848	616
Commercial	1,980	1,980	1,127
Consumer - home equity	633	633	449
Residential	3,214	3,214	1,036
Total
Construction	$2,321	$3,630	$622
Commercial	$8,060	$9,186	$1,743
Consumer	$1,560	$1,560	$449
Residential	$5,260	$6,574	$1,036

December 31, 2010
Without an allowance recorded
Commercial mortgage	$-	$-	$-
Commercial	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded
Construction	4,881	4,881	2,644
Commercial mortgage	1,650	1,650	284
Commercial	2,280	2,280	1,316
Consumer - home equity	960	960	117
Residential	5,526	5,622	970
Total
Construction	$4,881	$4,881	$2,644
Commercial	$3,930	$3,930	$1,600
Consumer	$960	$960	$117
Residential	$5,526	$5,622	$970

	Average recorded investment	Interest income recognized
September 30, 2011
Without an allowance recorded
Construction	$125	$-
Commercial mortgage	387
Commercial	1,116	-
Consumer	463	-
Residential	1,023	-
With an allowance recorded
Construction	1,458	-
Commercial mortgage	2,928	-
Commercial	3,658	-
Consumer - home equity	633	-
Residential	6,571	-
Total
Construction	$1,583	$-
Commercial	$8.089	$-
Consumer	$1,096	$-
Residential	$7,594	$-

We had $17.2 million of non-accrual loans at September 30, 2011 compared to $15.3 million of non-accrual loans at December 31, 2010. The increase in non-accrual loans was primarily due to $13.5 million of loans placed on non-accrual status offset by $5.9 million of loan charge-offs and $5.7 million of loans transferred to other real estate owned.  Included within the non-accrual loans at September 30, 2011 are two troubled debt restructured loans with a balance of $1.1 million.  Loans past due 90 days or more still accruing interest amounted to $5.6 million at September 30, 2011 and $2.2 million at December 31, 2010. The $3.4 million increase reflected $9.5 million of additions partially offset by $2.6 million of loans transferred to non-accrual status, $3.3 million of loan charge-offs and $315,000 of loan payments.

A detail of our delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater Than		Total		Total
September 30, 2011	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$155	$1,561	$3,657	$4,212	$9,585	$452,094	$461,679
Commercial mortgage	280	165	1,436	3,848	5,729	571,508	577,237
Construction	-	1,341	391	2,321	4,053	238,753	242,806
Direct financing leases, net	1,044	104	65	-	1,213	128,187	129,400
Consumer - other	12	23	1	-	36	160,930	160,966
Consumer - home equity	-	-	-	1,560	1,560	42,717	44,277
Residential mortgage	-	-	-	5,260	5,260	90,879	96,139
Unamortized costs	-	-	-	-	-	3,144	3,144
	$1,491	$3,194	$5,550	$17,201	$27,436	$1,688,212	$1,715,648

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct financing leases, net	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

The following table classifies our loans by categories which are used throughout the industry as of September 30, 2011 and December 31, 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Risk Rating
Pass	$296,338	$291,140	$186,994	$165,089	$460,209	$461,378	$28,146	$30,066
Special Mention	21,717	-	1,341	-	165	-	-	-
Substandard	9,236	6,091	4,800	5,271	5,284	3,608	5,260	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	134,388	144,568	49,671	32,760	111,579	115,794	62,733	56,362
Total	$461,679	$441,799	$242,806	$203,120	$577,237	$580,780	$96,139	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Risk Rating
Pass	$65,717	$59,064	$11,887	$-	$-	$-	$1,049,291	$1,006,737
Special Mention	-	-	-	-	-	-	23,223	-
Substandard	3,052	1,224	-	-	-	-	27,632	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated	136,474	134,032	117,513	103,289	3,144	2,883	615,502	589,688
Total	$205,243	$194,320	$129,400	$103,289	$3,144	$2,883	$1,715,648	$1,619,195

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including checking, interest checking, savings and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. However, as a result of deposit growth the balances of such certificates of deposit are currently minimal.  At September 30, 2011, we had total deposits of $3.07 billion compared to $2.02 billion at December 31, 2010, an increase of $1.05 billion or 51.8%.  Since we have experienced a trend of increasing average demand, interest checking, savings and money market accounts we have been able to largely eliminate time deposits, which typically bear higher interest rates.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2011		December 31, 2010
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand (non-interest bearing) *	$1,396,438	0.10%	$1,011,667	0.13%
Interest checking	742,087	0.81%	622,116	1.27%
Savings and money market	337,422	0.95%	311,251	1.26%
Time	29,608	1.09%	69,169	0.66%
Total deposits	$2,505,555	0.44%	$2,014,203	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At September 30, 2011, we did not have any advances from the Federal Home Loan Bank, as compared to $87.0 million of outstanding borrowings as of December 31, 2010. Additionally, we had $49.0 million drawn under lines of credit as of December 31, 2010 and none at September 30, 2011. Typically, system-wide funding demand is particularly high that day.  We have rarely used these lines as our growing deposit relationships have precluded the need for additional funds.

Shareholders’ Equity.  At September 30, 2011, we had $268.7 million in shareholders’ equity, an increase of $69.8 million over December 31, 2010.  The increase was principally due to our public offering of 7,015,000 shares of common stock at a public offering price of $8.25 per share.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

On March 10, 2010, we repurchased our outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock, which we had issued under the Troubled Assets Relief Program (TARP), for $45.2 million.  We accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $5.8 million and recorded a corresponding charge to retained earnings. On September 8, 2010, we repurchased all of the 980,203 outstanding warrants issued to the Treasury Department and recorded a reduction to additional paid-in capital of $4.8 million.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

November 9, 2011	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2011	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.