Form 10-K
period 2011-12-31
Bancorp, Inc.
filed 2012-03-13
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2011 of $10.45, was approximately $319.7 million.

As of February 15, 2012, 33,096,281 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “should” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” and “our” or similar terms, are to The Bancorp, Inc. and its subsidiaries.

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. All revenue and income is currently generated through the Bank.  Interest earning assets consist primarily of commercial loans in the Philadelphia metropolitan area.  Additionally, loans collateralized by securities are generated through wealth management affinity groups and are typically offered in conjunction with brokerage accounts.  Automobile fleet leases are generated in a number of Atlantic Coast and other states.  At December 31, 2011, commercial loans, security backed loans and leases amounted to $1.3 billion, $144.7 million and $129.7 million, respectively.  Accordingly, the categories comprised 75%, 8% and 7% of the loan portfolio, respectively.  Deposits are generated primarily through accounts generated through affinity groups.  Through the Bank, we provide a wide range of commercial and retail and related banking services, which include private label banking, healthcare accounts, prepaid  and debit cards and merchant card processing to both regional and national markets.

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes in recent years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in, the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and particularly the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loans. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our private label banking, merchant processing, healthcare accounts and prepaid card programs are a source of fee income and low-cost deposits.

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request of Investor Relations Department at the Company’s address for its principal executive officers, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters of standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund loan portfolio growth through low-cost deposits generated by our prepaid card, wealth management, healthcare accounts, community banking and merchant processing operations and generate noninterest income from prepaid cards and other areas. Our principal focus is to grow our loan portfolio, primarily commercial loans in the greater Philadelphia metropolitan area, and fund these loans using deposits generated through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, wealth management, healthcare accounts, community banking operations in the Philadelphia area and merchant processing.   Our funding growth reflects the prepaid card, wealth management and healthcare strategies noted above and growth in related affinity groups through which we acquire the majority of our deposits.  The majority of our noninterest income is derived from prepaid cards.

Build upon the Network of Relationships Developed by our Senior Management.  We seek to build upon our senior managers’ network of relationships through the regional division of the Bank that targets individuals and businesses in the greater Philadelphia-Wilmington metropolitan area. This division seeks to offer these customers products and services that meet their banking and financing needs, and to provide them with the attention of senior management which we believe is often lacking at larger financial institutions. The division offers a staff experienced in servicing the banking and financing needs of small to mid-size businesses.

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

Use Our Existing Infrastructure as a Platform for Growth.  We have made significant investments in our banking infrastructure to support our growth. We believe that this infrastructure can accommodate significant additional growth without proportionate increases in expense. We believe that this infrastructure enables us to maximize efficiencies in both our regional market and our national affinity group market through economies of scale as we grow without adversely affecting our relationships with our customers.

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

•	savings accounts;

•	healthcare interest bearing accounts;

•	money market accounts;

•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;

•	certificates of deposit; and

•	prepaid and payroll cards.

Lending Activities.  At December 31, 2011, we had a net loan portfolio of $1.74 billion, representing 58.0% of our total assets at that date. We originate substantially all of our portfolio loans, although from time to time we purchase residential mortgages and leases. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal (consumer) loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2011, commercial, construction and commercial mortgage loans comprised $1.31 billion, or 75.0%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

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

Commercial Term Lending.  We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten with an emphasis upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2011, commercial term loans amounted to $377.0 million or 21.6% of our total loan portfolio.

Commercial Mortgage Lending.  We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2011, commercial mortgages amounted to $609.6 million or 35.0% of our total loan portfolio.

Commercial Lines of Credit.  We offer lines of credit to businesses which are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. Lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2011, loans drawn from our outstanding commercial lines of credit amounted to $73.4 million or 4.2% of our total loan portfolio.

1-4 Family Construction Loans.  We make loans to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. As of December 31, 2011, construction loans amounted to $85.2 million or 4.9% of our total loan portfolio.

Commercial Construction, Acquisition and Development.  We make construction loans on commercial and industrial properties that later require permanent financing. As of December 31, 2011, acquisition and development loans amounted to $69.7 million or 4.0% and commercial construction loans amounted to $91.7 million or 5.3% of our total loan portfolio, respectively.

Direct Lease Financing.  We make leases for commercial and municipal automobile fleets and additionally make equipment leases. As of December 31, 2011, direct lease financing amounted to $129.7 million or 7.4% of our total loan portfolio.

Consumer Loans.  We provide loans to consumers to finance personal residences, automobiles, home improvements and for other purposes. The majority of our consumer loans are secured by either the borrower’s securities portfolio or residence, typically in a first or second lien position. As of December 31, 2011, consumer loans amounted to $305.2 million or 17.5% of our total loan portfolio.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed. We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $3.1 million, $2.3 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  These amounts include fees paid related to prepaid cards, healthcare accounts and merchant card processing which are described below.

Prepaid Cards.  We have developed prepaid card programs for insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and general purpose re-loadable cards. Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard, and Discover. The majority of fees the Company earns results from contractual fees paid by third party sponsors, computed on a per transaction basis and paid monthly. Additionally, the Company earns interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.

Healthcare Accounts. We have developed relationships with healthcare providers and third-party benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our healthcare account program provides these organizations with a turnkey, low-cost benefit for their members. Under these programs, we provide private label interest bearing healthcare accounts, which enable affinity group members to access account information, conduct transactions and process payments to healthcare providers. The healthcare accounts provide us with a source of interest checking deposits.

Merchant Card Processing.  We act as the depository institution for the processing of credit and debit card payments made to various businesses. We also act as the bank sponsor and depository institution for independent service organizations that process such payments. We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. These relationships are a source of demand deposits and fee income.

Wealth Management.   We have developed strategic relationships with limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering wealth management services. We provide customized, private label demand, money market and security-backed loan products to the client base, of these groups.

Other Operations

Account Services.  Account holders may access our products through the website of their affinity group or other organizational affiliate, or through our website, from any personal computer with a secure web browser, regardless of its location. This access allows account holders to apply for loans, review account activity, enter transactions into an online account register, pay bills electronically, receive statements electronically and print bank statements. To open a new account, a customer completes a simple online enrollment form. Customers can make deposits into an account via direct deposit, by funds transfer between existing accounts, by wire transfer, by mail, at any deposit-taking automated teller machine, at any of the more than 3,400 UPS Stores throughout the United States or in person at our Delaware offices (although we do not maintain a teller line). Customers may also make withdrawals and have access to their accounts at automated teller machines.

Call Center.  We have a call center that operates as an inbound customer support center. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:00 a.m. to 10:00 p.m. EST Monday through Friday, and 9:00 a.m. to 5:00 p.m. on Saturday.  Outside these hours we outsource call center operations to M&I Direct, a third-party service provider.

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

•	fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

•	fulfillment and servicing of prepaid cards;

•	compliance and internal audit;

•	call center customer support;

•	access to automated teller machine networks;

•	processing and temporarily funding residential mortgage loans we will not hold in our portfolio;

•	bank accounting and general ledger system;

•	data warehousing services; and

•	certain software development

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

Technology

Core and Internet Banking Systems.  We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Fidelity National Information Services, Inc.. These systems principally include those for general ledger and deposit, loan and check processing, consumer electronic banking and business electronic banking.

Software.  We have internally-developed software to provide our online and traditional banking products and services. We have developed a series of financial service modules that are easy to deploy and that we can readily adapt to serve our customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and Internet banking systems and to personalize financial services to the constituencies we serve.

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

Our primary website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap Technology’s New York network operating center and Paetec, located in Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Sioux Falls, South Dakota office. Internap’s Denver network operating center provides internet connectivity to the Sioux Falls offices.

Intellectual Property and Other Proprietary Rights

Since a significant portion of the core and Internet banking systems and operations we use come from third-party providers, our primary proprietary intellectual property is the software for creating affinity group bank websites. We rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our employees or our affinity group customers because we maintain control over the software used to create the sites and their banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the need of our affinity group and other customers are substantially more significant to our ability to succeed.

Competition

We believe that our principal competitors for loans and regional deposits are mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, M&T Bank and Republic Bank. We also face competition from Internet-based banks, and from banks, such as ING Direct and E-Trade Bank, that provide Internet banking services as part of their overall banking environment. We also directly compete with Virtual Bank, an Internet-based bank that also provides private labeled financial services to affinity groups and communities. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations. While the banking industry is highly competitive, we believe we can compete effectively as a result of our focus on small to mid-size businesses and their principals, a market segment we believe is under-served in our region and, with respect to our affinity group operations, as a result of our ability to customize our product offerings to the affinity group’s needs.  We believe that the costs of entry to offering deposit accounts and prepaid cards through affinity groups is relatively high and somewhat prohibitive to new competitors.  We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories which may impact our ability to compete. Our future success will depend on our ability to compete effectively in a highly competitive market and geographic area.

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

In general, these risk-related standards require banks and financial holding companies to maintain capital based on “risk-adjusted” assets so that the categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and financial holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

As a result of the Dodd-Frank Act our financial holding company status depends upon our maintaining our status as “well capitalized” and “well managed” under applicable Federal Reserve regulations.  If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.  In addition, the Federal Reserve may require divestiture of the holding company’s depository institution if the deficiencies persist.

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets. At December 31, 2011, we and the Bank had total capital to risk-adjusted assets ratios of 15.89% and 11.60%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 14.64% and 10.34%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2011, we and the Bank had leverage ratios of 8.69% and 6.13%, respectively.

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2011, our total risk-based capital ratio was 15.89%, our Tier 1 risk-based capital ratio was 14.64% and our leverage ratio was 8.69%, while the Bank’s ratios were 11.60%, 10.34% and 6.13%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger, or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2011, the Bank’s DIF assessment rate was 9.04 basis points.

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

On November 12, 2009, in order to strengthen the cash position of the FDIC’s DIF immediately, the FDIC required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.  Under the rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment was collected on December 30, 2009 and was mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determines that the prepayment would affect the safety and soundness of the institution). We recorded a prepaid assessment of approximately $10.0 million, which according to the rule was recorded as a prepaid expense (asset) as of December 30, 2009 and is being amortized over a three year period; as of December 31, 2011, $2.8 million of the prepaid assessment remained.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, with a proposed effective date of April 1, 2011.  The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions.  The FDIC proposed to create a two tier system—one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets.  These proposals did not apply to us or the Bank.

On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits.  The final rule generally became effective on April 1, 2011.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2011, the Bank’s limit on loans-to-one borrower was $32.3 million ($53.8 million for secured loans). At December 31, 2011, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $45.0 million, which was secured by real estate.

Transactions with Affiliates and other Related Parties.   There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2011, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The federal banking agencies have issued a model privacy notice for use by financial institutions in 2011.  These model notices have been adopted for use by the Bank and are being implemented in accordance with Bank policy.

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

Bank Secrecy Act- Anti-Money Laundering and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.   These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report (SAR) upon a certain transaction threshold amount when suspicious activity is observed.  The BSA also contains numerous recordkeeping requirements.

On June 21, 2010, FinCEN proposed new rules as directed by the Credit Card Accountability Responsibility and Disclosure Act of 2009 to expand  the reach of BSA-AML related compliance responsibilities  to certain defined “prepaid access providers and sellers, a class of money services businesses formerly either outside or lightly regulated  under the BSA.”  On July 26, 2011, FinCEN issued its final rule imposing these affirmative BSA-AML compliance obligations.  The Bank has evaluated the impact of these rules on its operations and its third-party relationships, and has established internal processes accordingly.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which we refer to as the USA PATRIOT Act, amended, in part, the BSA, by, in pertinent part, criminalizing the financing of terrorism and augmented the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to have due diligence procedures, including enhanced due diligence procedures certain accounts and, most significantly, improving information sharing between financial institutions and the U.S. government.  .

Under the USA PATRIOT Act, FinCEN, can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank must search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must report specific information to FinCEN and implement other internal compliance procedures in accordance with the Bank’s BSA-AML compliance procedures.

The Office of Foreign Assets Control, which we refer to as OFAC,  is a division of the U.S. Treasury Department,  and administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction.  OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction.  In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments.   OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account, and perform additional procedures as required by OFAC regulations.   The Bank filters its customer base and transactional activity against OFAC-issued lists.  The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Unfair or deceptive or abusive acts or practices.  Section 5 of the Federal Trade Commission Act prohibits all persons, including financial institutions, from engaging in any unfair or deceptive acts or practices in or affecting commerce.  The Dodd-Frank Act codifies this prohibition, and expands it even further by prohibiting “abusive” practices as well.  These prohibitions, which we refer to as UDAAP, apply in all areas of the Bank, including marketing and advertising practices,  product features, terms and conditions,  operational practices, and the conduct of third parties with whom the Bank may partner or on whom the Bank may rely in bringing Bank products and services to consumers.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2011, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.1 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $48.1 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2011, the Bank met these requirements by maintaining $96.2 million in cash and balances at the Federal Reserve Bank.

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

We entered into a transaction with the Treasury Department on December 12, 2008 pursuant to which we received $45.2 million in exchange for issuing 45,220 shares of our Series B preferred stock at a 5% annual dividend rate for the first five years, and a 9% annual dividend thereafter if the preferred shares are not redeemed by us.  We repurchased all of the Series B preferred stock on March 10, 2010.  Furthermore, the Treasury Department received 10-year warrants to purchase 1,960,405 shares of our common stock at a purchase price $3.46 per share. The number of warrants issued to the Treasury Department was reduced by 50%, to 980,203 as we subsequently raised an amount of qualifying capital which, by regulation, resulted in that reduction. We repurchased all outstanding warrants on September 8, 2010 for $4.7 million.  Since we have repaid all obligations under TARP, we will experience no further financial impact from it.

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

Electronic Fund Transfer Act regulatory amendments.  The Federal Reserve implemented provisions of the CARD Act, which impacted prepaid cards and fees and disclosures related thereto.  The final rule was effective on August 22, 2010, but contained an extension to January 31, 2001 for certain cards based on the EcoGift Card Act.  These amendments impacted the Bank and resulted in operational changes in various areas of the Bank’s business, particularly in connection with the issuance of prepaid cards.

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

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Allow de novo interstate branching by banks.

•
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

•	Increase the authority of the Federal Reserve to examine the holding companies and their non-bank subsidiaries.

•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•
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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations such as ours that are not considered “large, complex banking organizations.”  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management controls or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Employees

As of December 31, 2011, we had 428 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to Our Business

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. At December 31, 2011, the ratio of the allowance for losses to loans was 1.69%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The Bank’s provision for loan losses increased in 2011 compared to prior years.   The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of the allowance is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially and adversely affect our earnings and profitability.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our provision for loan losses, we will have to increase the provision for loan losses which will reduce our income.

Recessionary conditions in the U.S. economy and significant dislocations in the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

For a multi-year period and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have been subject to considerable stress. This stress has resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, we materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets, and our income and the price of our common stock have declined. Weak economic conditions could further harm our financial condition and results of operations.  We have previously recognized impairments on securities which are more likely to result in weak economic environments.

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

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolio equity and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that margins will increase as a result of increases or decreases in market rates.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2011, commercial loans were 25.9% of total loans, construction loans were 14.2% of total loans and commercial mortgage loans were 35.0% of total loans. Accordingly, at December 31, 2011, our loan portfolio was concentrated in commercial, construction and commercial mortgage loans which comprised $1.31 billion, or 75.0%, of our total loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

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

We have relied to some extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Wholesale and brokered deposits are highly sensitive to changes in interest rates paid on such deposits and, accordingly, can be a volatile source of funding.  Although such funding sources amounted to only 2.1% of our total deposits at December 31, 2011 and 6.0% at December 31, 2010, they represented 7.6% of total deposits at December 31, 2009 and higher percentages in previous periods.  If we are not successful in obtaining wholesale funding, we may be unable to continue our growth, or could experience contraction in our total assets. In addition, to the extent that we are unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds; increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC. Although the Bank is currently deemed to be well capitalized, a change from that classification could also hurt our growth or cause our total assets to contract.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $1.18 billion at December 31, 2011, excluding an affinity group in process of termination whose deposits s have been replaced by growth in existing relationships. We provide oversight to our affinity groups which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. We perform liquidity reporting and planning daily and identify and monitor contingent sources of liquidity.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2011 to any one customer or related group of customers was $32.3 million for unsecured loans and $53.8 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

Financial reform legislation enacted by Congress will, among other things, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

Congress’ passage of the  Dodd-Frank Act and the rules and regulations emanating therefrom, will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, under the new law all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed. As a result, beginning on July 21, 2011, financial institutions commenced offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could reduce our net interest income.

The Dodd-Frank Act mandated the formation of the Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which are now set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard (however, these interchange fee determinations do not apply to banks with less than $10 billion or to health and reloadable prepaid cards), (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

The Dodd-Frank Act’s “Durbin Amendment” is also impactful and applies to all banks, regardless of asset size.  Banks must comply with the prohibition on network exclusivity and routing requirements. The Federal Reserve has implemented final routing regulations requirements to prohibit network exclusivity arrangements on debit card transactions and ensure merchants will have choices in debit card routing.  In addition, the network exclusivity and routing requirements apply to both debit cards and prepaid cards.

Specifically, the final regulation requires issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature). A card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks.  Under the Durbin Amendment a smaller payment card network may be used to help satisfy the two unaffiliated network requirements; however, if the second payment card network is unwilling to expand its coverage to meet increased merchant demand for access that would trigger noncompliance with the network exclusivity regulations.  ATM transactions are not subject to routing and exclusivity regulations.

The effective dates for the final routing regulations vary based on application and the type of debit card transactions offered or used according to the schedule below:

•	Effective October 1, 2011, payment card networks must allow merchants to direct transactions to all networks enabled on debit cards.

•	Effective April 1, 2012, most debit card issuers must comply with the outlined regulations; issuers with cards not currently offering an unaffiliated PIN network must do so by this date.

•	Effective April 1, 2013, the network exclusivity compliance extension for certain types of previously excluded debit cards will expire.

•
Effective May 1, 2013, all reloadable general-use prepaid cards sold and reloaded prior to April 1, 2013, must comply with network exclusivity requirements. If such cards are reloaded on or after April 1, 2013, the effective date for compliance is 30 days after the reloading date.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks;  however, we expect that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

New lines of business or new products and services may subject us to additional risks.

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

Oversight management of third parties through which we acquire deposit accounts may be deemed to be stressed by the growth in those third parties. Although we have added significant compliance staff and have utilized an outside consultant our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased noninterest expense.

Any future FDIC insurance premium increases will adversely affect our earnings.

In November 2009, the FDIC adopted a rule requiring banks to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will affect our earnings. On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits.  The final rule became effective on April 1, 2011.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, including regulatory requirements, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. The existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.  Even if the Bank has the capacity to pay dividends, which it currently does, it is not obligated to pay the dividends.  Its Board of Directors may determine as it did in 2011, 2010 and 2009, to retain earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are the lessee of ten premises. Our banking and operations facilities occupy 33,950 square feet in Wilmington, Delaware under a lease expiring in 2018. The rent is currently $69,128 per month and escalates yearly based upon scheduled increases in base rent and actual increases in taxes and premises operating costs over specified base rates. We also hold a lease on 24,531 square feet of space in Philadelphia, Pennsylvania expiring in 2014 for a loan production office. The rent is currently $56,047 per month and escalates yearly based upon scheduled increases in base rent and actual increases in premises operating costs over specified base rates.  We sublease portions of our Philadelphia space to affiliated entities. We pay aggregate rent of $8,383 per month for our other two Philadelphia-area loan production offices, and $4,860 per month for our Maryland automobile leasing offices. We pay $9,706 per month for our Florida leasing office. We pay rent of $2,385 per month for our Minnesota office. We also hold a sublease on 23,255 square feet of space in Sioux Falls, South Dakota for our prepaid card and various other operations expiring in 2014. The rent is currently $64,952 per month. We also hold a lease on 2,579 square feet of space in Chicago, Illinois for Small Business Lending staff expiring in 2015. The rent is currently $5,300 per month. We also sublease 2,627 square feet of office space in New York, New York.  The lease will expire in 2015.  The rent is currently $8,383 per month.  We believe these facilities are adequate for our current needs and for the reasonably foreseeable future.

Item 3. Legal Proceedings.

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

Quarter Ended	Price Range
	High	Low
2011
March 31, 2011	$10.32	$8.09
June 30, 2011	$10.58	$8.82
September 30, 2011	$10.64	$6.31
December 30, 2011	$9.00	$6.51

2010
March 31, 2010	$9.08	$6.09
June 30, 2010	$9.66	$7.17
September 30, 2010	$8.09	$6.17
December 30, 2010	$10.31	$6.40

As of March 5, 2012, there were 33,096,281 shares of common stock outstanding held of record by 2,074 persons.

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

Share Repurchase Plan

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011 we had repurchased 100,000 shares of a total maximum number of 750,000 shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The following table presents share repurchase activity for the three months ended December 31, 2011.

	Common shares repurchased (1)	Weighted-average per share price	Maximum number of shares that may yet be purchased under the authorization
November 1- 30, 2011	100,000	$8.66	650,000
Total	100,000	$8.66	650,000

(1) All shares were repurchased under an authorization covering up to 750,000 of common stock approved by the Board of Directors and publically announced on September 27, 2011.  Unless modified or revoked by the Board, this authorization does not expire.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2006 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period ending

Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
The Bancorp, Inc.	100.00	45.47	12.67	23.18	34.36	24.43
NASDAQ Bank Stock Index	100.00	77.93	59.29	48.32	54.06	47.34
NASDAQ Composite Stock Index	100.00	109.81	65.29	93.95	109.84	107.86

The following table reflects stock performance since 2008,  the year in which the Bank obtained  TARP, compared to the KBW index which is an industry recognized peer group of regional and money center banks.

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011
The Bancorp, Inc.	100.00	182.93	271.20	192.80
KBW BANK INDEX	100.00	99.67	121.59	91.71

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. We derived the selected financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008	2007
Income Statement Data:	(in thousands, except per share data)
Interest income	$88,442	$82,732	$79,759	$94,851	$106,537
Interest expense	12,036	14,539	16,050	40,632	53,868
Net interest income	76,406	68,193	63,709	54,219	52,669
Provision for loan and lease losses	21,498	19,287	13,000	12,500	5,400
Net interest income after provision for loan
and lease losses	54,908	48,906	50,709	41,719	47,269
Non-interest income (loss)	30,525	20,596	11,457	(8,118)	7,614
Non-interest expense	72,204	61,748	55,816	96,873	31,205
Income (loss) before income tax
(benefit)	13,229	7,754	6,350	(63,272)	23,678
Income tax (benefit)	4,311	2,532	2,248	(20,892)	9,338
Net income (loss)	8,918	5,222	4,102	(42,380)	14,340
Less preferred stock dividends and
accretion	-	(6,242)	(3,760)	(243)	(68)
Income allocated to Series A preferred
shareholders	-	-	-	-	(115)
Net income (loss) available to common
shareholder	$8,918	$(1,020)	$342	$(42,623)	$14,157
Net income (loss) per share - basic	$0.28	$(0.04)	$0.02	$(2.93)	$1.02
Net income(loss) per share - diluted	$0.28	$(0.04)	$0.02	$(2.93)	$0.98

Balance Sheet Data:
Total assets	$3,010,681	$2,395,723	$2,043,534	$1,792,375	$1,568,382
Total loans, net of unearned costs	1,744,828	1,619,195	1,523,722	1,449,349	1,286,789
Allowance for loan and lease losses	29,568	24,063	19,123	17,361	10,233
Total cash and cash equivalents	749,174	472,319	354,459	179,506	82,158
Deposits	2,682,551	2,024,097	1,654,509	1,525,362	1,278,317
Federal Home Loan Bank advances	-	87,000	100,000	60,000	90,000
Shareholders' equity	271,479	198,906	245,203	180,403	176,259

Selected Ratios:
Return on average assets	0.31%	0.23%	0.22%	nm	1.04%
Return on average common equity	3.54%	2.45%	1.99%	nm	9.15%
Net interest margin	2.96%	3.28%	3.74%	3.44%	3.90%
Book value per common share	$8.18	$7.60	$7.64	$9.21	$12.01

Selected Capital and Asset Quality Ratios:
Equity/assets	9.02%	8.30%	12.00%	10.07%	11.24%
Tier I capital to average assets	8.69%	8.37%	12.68%	10.10%	9.18%
Tier 1 capital to total risk-weighted assets	14.64%	11.99%	15.81%	11.72%	10.15%
Total capital to total risk-weighted assets	15.89%	13.24%	17.06%	12.87%	10.95%
Allowance for loan and lease losses to total
loans	1.69%	1.49%	1.26%	1.20%	0.80%

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

Results of Operations

Net Income: 2011 compared to 2010.  Net income for 2011 was $8.9 million, compared to net income of $5.2 million for 2010.  The increase reflected a $10.3 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and an $8.2 million increase in net interest income which were partially offset by a $2.2 million increase in the provision for loan and lease losses and a $10.5 million increase in non-interest expense.  The higher non-interest income primarily resulted from higher prepaid fees which resulted from processing higher volumes of transactions. Higher net interest income resulted primarily from higher investment and loan balances and lower deposit costs.  Prepaid card, wealth management, healthcare and merchant processing deposits all grew in 2011.  Of the $10.5 million increase in non-interest expense, $5.5 million resulted from higher salaries and employee benefits primarily as a result of staff additions.  The increase reflected staff additions to prepaid cards, regulatory compliance, the SBA loan department and the deposit and loan support functions.  Diluted earnings per share of $0.28 for 2011 compared to a diluted loss per share of $0.04 for 2010.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share reflected a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of  related  cash dividends paid prior to the repurchase.

Net Income: 2010 compared to 2009.  Net income for 2010 was $5.2 million, compared to net income of $4.1 million for 2009.  The increase reflected a $6.9 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and a $4.5 million increase in net interest income which were offset by a $6.3 million increase in the provision for loan and lease losses and a $5.9 million increase in non-interest expense. In 2009, OTTI amounted to $2.2 million, compared to $135,000 in 2010.  The higher non-interest income primarily resulted from higher volumes of prepaid card transactions and higher merchant acquiring fees, which resulted from processing higher volumes of merchant credit, debit and clearing house transactions as well as increases in leasing income and other categories. Higher net interest income resulted primarily from higher loan and investment balances and a lower deposit costs.  In 2010, we continued to grow lower cost deposits while reducing local higher cost deposit balances.  Accordingly, our Philadelphia area deposits, reflecting decreases in higher cost deposit balances, decreased to $237.5 million at December 31, 2010 from $375.9 at December 31, 2009.  Prepaid card, wealth management, healthcare and merchant card related deposits all grew in 2010.  There was a diluted loss per share of $0.04 for 2010 compared to diluted earnings per share of $0.02 for 2009.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share reflected a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of  related  cash dividends paid prior to the repurchase. A total of $3.8 million of dividend and accretion on the preferred stock was reflected in the 2009 earnings per share calculation.

Net Interest Income: 2011 compared to 2010. Our net interest income for 2011 increased to $76.4 million from $68.2 million for 2010, reflecting an increase in interest income for 2011 to $88.4 million from $82.7 million for 2010. The increase in net interest income resulted from higher balances of loans and securities and lower deposit costs.  Our average loans and leases increased to $1.68 billion in 2011 from $1.57 billion for 2010, while related interest income increased $980,000.  Our average investment securities increased to $366.5 million for 2011 from $213.2 million for 2010, while related interest income increased $4.2 million.  The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows in 2011. Interest expense decreased by $2.5 million in 2011, reflecting lower deposit rates and changes in the mix of our deposits to lower rate deposit categories.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2011 decreased to 2.96% from 3.28% for 2010, a decrease of 32 basis points. The decrease in the net interest margin resulted primarily from increases in deposit seasonality.  Seasonal deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Such deposits comprise the majority of the interest earning deposits at the Federal Reserve Bank.  For 2011 the average yield on our interest-earning assets decreased to 3.42% from 3.97% for 2010, a decrease of 55 basis points. The cost of interest-bearing deposits decreased to 0.83% for 2011 from 1.22% for 2010, a decrease of 39 basis points, while the cost of interest-bearing liabilities decreased to 0.90% for 2011 from 1.27% for 2010, a decrease of 37 basis points. The total interest cost of deposits and interest bearing liabilities amounted to 0.46% in 2011 compared to 0.71% in 2010 a decrease of 25 basis points. This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular a significant increase in demand (non-interest bearing) deposits.  In 2011, average demand (non-interest bearing) deposits amounted to $1.42 billion, compared to $1.01 billion in 2010.  The increase reflected increased balances from our largest affinity group as well as increased balances associated with our prepaid cards.  In 2011, average deposits amounted to $2.56 billion, compared to $2.01 billion in 2010. The growth reflected increases in balances associated with our prepaid card, wealth management, healthcare and merchant processing accounts and growth in our largest affinity group.  Balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at $377 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short term investments. We have liquidity sources in excess of that amount, and monitor our liquidity daily.  On August 8, 2011, the Bank has terminated its contract with this third party effective May 4, 2012 and does not anticipate a significant  impact on its operations. As of the date of this report, we believe that growth of existing customer realtionships together with those imbedded and signed but not yet launched programs should replace the terminated customer’s deposits at approximately the same cost. Additionally, the Company has adequate lines of credit and other liquidity sources to replace these liabilities.

Net Interest Income: 2010 compared to 2009. Our net interest income for 2010 increased to $68.2 million from $63.7 million for 2009, while our interest income for 2010 increased to $82.7 million from $79.8 million for 2009. The increase in interest income resulted from higher balances of loans and securities.  Our average loans and leases increased to $1.57 billion in 2010 from $1.48 billion for 2009, while related interest income increased $715,000.  Our average investment securities increased to $213.2 million for 2010 from $133.1 million for 2009, while related interest income increased $1.8 million.  The increase in net interest income also reflected lower deposit costs.  The impact of the reductions in rates by the Federal Reserve beginning in the second half of 2007 and through 2010 continued as rates remained at historic lows in 2010. Interest expense decreased by $1.5 million in 2010, reflecting lower deposit rates and changes in the mix of our deposits to lower rate deposit categories.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2010 decreased to 3.28% from 3.74% for 2009, a decrease of 46 basis points. The decrease in the net interest margin resulted primarily from lower asset yields which decreased more than the deposit costs. For 2010 the average yield on our interest-earning assets decreased to 3.97% from 4.68% for 2009, a decrease of 71 basis points. The cost of interest-bearing deposits decreased to 1.22% for 2010 from 1.39% for 2009, a decrease of 17 basis points, while the cost of interest-bearing liabilities decreased to 1.27% for 2010 from 1.43% for 2009, a decrease of 16 basis points. The total interest cost of deposits and interest bearing liabilities, amounted to .71% in 2010 compared to .99% in 2009. The decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular a significant increase in demand (non-interest bearing) deposits.  In 2010, average demand (non-interest bearing) deposits amounted to $1.01 billion, compared to $529.5 million in 2009.The increase reflected increased balances from our largest affinity group. In 2010, average deposits amounted to $2.01 billion, compared to $1.56 billion in 2009. The growth reflected increases in balances associated with our prepaid card, wealth management, healthcare and merchant card processing accounts.  Balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at approximately $375 million and are included in our demand (non-interest bearing) deposits. We consider amounts over that level to be seasonal and have accordingly deposited them at the Federal Reserve Bank or invested them in short term investments. We have liquidity sources in excess of that amount, and monitor our liquidity daily.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,671,940	$74,347	4.45%	$1,567,947	$73,741	4.70%
Leases-nontaxable*	4,976	438	8.80%	1,038	64	6.17%
Investment securities-taxable	289,002	9,682	3.35%	164,238	6,181	3.76%
Investment securities-nontaxable*	77,509	4,111	5.30%	48,913	2,919	5.97%
Interest earning deposits at Federal Reserve Bank	588,689	1,461	0.25%	327,943	817	0.25%
Net interest earning assets	2,632,116	90,039	3.42%	2,110,079	83,722	3.97%

Allowance for loan and lease losses	(26,999)			(21,676)
Other assets	255,444			183,850
	$2,860,561			$2,272,253

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing) **	$1,421,023	$1,438	0.10%	$1,011,667	$1,311	0.13%
Interest bearing deposits
Interest checking	754,949	6,094	0.81%	622,116	7,870	1.27%
Savings and money market	355,094	3,053	0.86%	311,251	3,921	1.26%
Time	31,066	354	1.14%	69,169	457	0.66%
Total interest bearing deposits	1,141,109	9,501	0.83%	1,002,536	12,248	1.22%
Total deposits	2,562,132	10,939	0.43%	2,014,203	13,559	0.67%

Short term borrowings	745	3	0.40%	13,464	89	0.66%
Repurchase agreements	23,113	231	1.00%	8,637	27	0.31%
Subordinated debt	13,401	863	6.44%	13,401	864	6.45%
Net interest bearing liabilities	1,178,368	10,598	0.90%	1,038,038	13,228	1.27%
Total deposits and interest bearing liabilities	2,599,391	12,036	0.46%	2,049,705	14,539	0.71%

Other liabilities	9,138			9,569
Total liabilities	2,608,529			2,059,274

Shareholders' equity	252,032			212,979
	$2,860,561			$2,272,253

Net interest income on tax equivalent basis *		78,003			69,183

Tax equivalent adjustment		1,597			990

Net interest income		$76,406			$68,193

Net interest margin *			2.96%			3.28%

* Full taxable equivalent basis, using a 35% statutory tax rate

** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

	Year ended December 31,
	2009
	Average		Average
	Balance	Interest	Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,477,614	$73,074	4.95%
Investment securities-taxable	107,695	5,017	4.66%
Investment securities-nontaxable*	25,449	2,041	8.02%
Interest earning deposits at Federal Reserve Bank	39,271	87	0.22%
Federal funds sold	70,061	234	0.33%
Net interest earning assets	1,720,090	80,453	4.68%

Allowance for loan and lease losses	(18,632)
Other assets	135,917
	$1,837,375

Liabilities and Shareholders' Equity:
Deposits:
Demand (non-interest bearing) **	$529,477	$406	0.08%
Interest bearing deposits
Interest checking	365,715	5,937	1.62%
Savings and money market	516,356	5,959	1.15%
Time	151,791	2,510	1.65%
Total interest bearing deposits	1,033,862	14,406	1.39%
Total deposits	1,563,339	14,812	0.95%

Short term borrowings	44,895	329	0.73%
Repurchase agreements	2,175	26	1.20%
Subordinated debt	13,401	883	6.59%
Net interest bearing liabilities	1,094,333	15,644	1.43%
Total deposits and interest bearing liabilities	1,623,810	16,050	0.99%

Other liabilities	7,608
Total liabilities	1,631,418

Shareholders' equity	205,957
	$1,837,375

Net interest income on tax equivalent basis *		64,403

Tax equivalent adjustment		694

Net interest income		$63,709

Net interest margin *			3.74%

* Full taxable equivalent basis, using a 34% statutory tax rate
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

In 2011, average interest-earning assets increased to $2.63 billion, an increase of $522.0 million, or 24.7%, from 2010. The increase reflected increased average balances of loans of $107.9 million or 6.9%, and increased average balances of investment securities of $153.4 million or 71.9%. Average demand deposits increased $409.4 million or 40.5% while average interest checking increased $132.8 million or 21.4%. Average savings and money market deposits increased $43.8 million or 14.1%.  The Bank experienced growth in prepaid, wealth management, healthcare, merchant processing and other deposit categories. Prepaid and merchant processing balances increased primarily due to the acquisition of new clients and processors. Healthcare balances increased primarily as a result of existing third parties through which these accounts are generated.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2009 through 2011. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2011 versus 2010			2010 versus 2009
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$3,397	$(2,791)	$606	$3,363	$(2,696)	$667
Bank qualified tax free leases net of
unearned discount	336	38	374	64	-	64
Investment securities-taxable	4,093	(592)	3,501	1,836	(672)	1,164
Investment securities-nontaxable	1,472	(280)	1,192	1,215	(337)	878
Interest earning deposits	647	(3)	644	718	12	730
Federal funds sold	-	-	-	(117)	(117)	(234)
Total interest earning assets	9,945	(3,628)	6,317	7,079	(3,810)	3,269
Interest expense:
Demand deposits	$277	$(150)	$127	$515	$390	$905
Interest checking	2,555	(4,331)	(1,776)	2,821	(888)	1,933
Savings and money market	692	(1,560)	(868)	(2,649)	611	(2,038)
Time	326	(429)	(103)	(976)	(1,077)	(2,053)
Total deposit interest expense	3,850	(6,470)	(2,620)	(289)	(964)	(1,253)
Short-term borrowings	(61)	(25)	(86)	(211)	(29)	(240)
Subordinated debt	-	(1)	(1)	(12)	(7)	(19)
Other borrowed funds	88	116	204	1	-	1
Total interest expense	3,877	(6,380)	(2,503)	(511)	(1,000)	(1,511)
Net interest income:	$6,068	$2,752	$8,820	$7,590	$(2,810)	$4,780

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $21.5 million for 2011, $19.3 million for 2010, and $13.0 million for 2009. The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions. That evaluation reflected the impact of higher levels of charge-offs which totaled $16.1 million, $15.4 million and $11.4 million respectively, in 2011, 2010 and 2009.  At December 31, 2011, our allowance for loan and lease losses amounted to $29.6 million or 1.69% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition —Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $30.6 million for 2011, as compared to $20.7 million for 2010 and $13.7 million in 2009 before other than temporary impairment on securities of $75,000, $135,000 and $2.2 million in those respective years.  The $9.9 million, or 47.6%, increase in 2011 compared to 2010 primarily reflected the impact of increases in transaction volume on prepaid fees of $7.7 million, or 69.7%,  primarily as a result of new relationships, increases in service fees on deposit accounts of $765,000, or 35.7% reflecting the institution of monthly service charges on certain healthcare accounts, increases in other income of $1.7 million, or 182.5% reflecting a $766,000 increase in fees from one affinity group, a $718,000 settlement relating to a legal matter and increases in merchant processing fees of $338,000, or 16.4% as a result of processing higher volumes of merchant credit, debit and ACH transactions. The $7.0 million, or 51.5%, increase in 2010 non-interest income compared to 2009 primarily reflected the impact of increases in transaction volume on prepaid fees of $3.0 million, or 38.1%, and increases in merchant processing fees of $813,000, or 65.1% as a result of processing higher volumes of merchant credit, debit and ACH transactions. During that period, leasing income increased $1.6 million, or 132.6%.

Non-Interest Expense.  Total non-interest expense in 2011 was $72.2 million, an increase of $10.5 million or 16.9% over the $61.7 million in 2010. Salaries and employee benefits amounted to $31.1 million in 2011, an increase of $5.5 million or 21.7% over the $25.6 million in 2010. The increase primarily reflected staff additions to prepaid card operations, legal, regulatory compliance and third-party risk managment, the SBA loan department and deposit and loan support functions.  Rent increased $349,000 to $3.0 million, or 13.4% for 2011, which reflected additional prepaid card, compliance and other office rent. Data processing expense increased to $9.0 million, an increase of approximately $1.4 million or 18.4% from $7.6 million in 2010, primarily reflecting increases in the number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms. Printing and supplies increased to $1.5 million an increase of $257,000 or 20.2% over $1.3 million in 2010. The increase primarily reflected printing and supplies required to open new healthcare accounts.  Loss on other real estate owned increased $533,000 to $555,000 from $22,000 in 2010 reflecting loss on the sale of one commercial property. FDIC Insurance decreased $1.0 million or 23.3% to $3.3 million from $4.3 million for 2010. The decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by a growth in deposits.  Software, maintenance and equipment increased $285,000 or 21.9% to $1.6 million from $1.3 million in 2010. The increase included software for a new management reporting system, increased security, storage capacity and various hardware and software used for deposit products. Other real estate owned expense increased $969,000, or 510.0% to $1.2 million from $190,000 in 2010.  The increase resulted primarily from an increase in our other real estate owned (“OREO”) properties.  At December 31, 2011, OREO properties totaled $7.4 million, compared to $2.1 million at the prior year end.  Other non-interest expense increased $2.1 million or 19.4% to $13.1 million from $11.0 million in 2010.  The $2.1 million increase primarily reflected a $405,000 increase in travel expense, which includes business development, a $336,000 increase in loan expense which includes a $200,000 legal settlement, a $234,000 increase in compliance related costs, a $233,000 increase in postage due primarily to account volume and a $214,000 increase in prepaid card losses.

Total non-interest expense in 2010 was $61.7 million, an increase of $5.9 million or 10.6% over the $55.8 million in 2009. Salaries and employee benefits amounted to $25.6 million, an increase of $2.2 million or 9.2% over the $23.4 million in 2009. The increase in salaries and employee benefits reflected staff additions related to prepaid cards, leasing and other areas to accommodate their growth. It also reflected annual salary increases between 0% to 1.5% to our employees. Depreciation increased $190,000 to $3.1 million or 6.6% from $2.9 million for 2009, which reflected increases due to upgrades to our proprietary software. Data processing expense increased to $7.6 million, an increase of approximately $1.3 million or 21.5% from $6.2 million in 2009, primarily reflecting increases in deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms. Printing and supplies increased to $1.3 million an increase of $210,000 or 19.8% over $1.1 million in 2009. The increase reflected printing and supplies required to open new healthcare accounts. Audit expense decreased $237,000 or 18.2% to $1.1 million from $1.3 million in 2009 as a result of decreases in outside and other audit costs. Legal expense increased $776,000 or 39.3% to $2.8 million from $2.0 million in 2009 primarily due to higher loan collection costs. Loss on other real estate owned decreased $1.7 million or 98.7% to $22,000 from $1.7 million in 2009. FDIC Insurance increased $1.2 million or 39.8% to $4.3 million from $3.1 million for 2009. This increase resulted from industry-wide premium increases and growth in deposits. Software, maintenance and equipment increased $535,000 or 69.8% to $1.3 million from $766,000 in 2009. The increase included software for a new management reporting system, increased security, storage capacity and various hardware and software used for deposit products. Other non-interest expense increased $1.4 million or 14.4% to $11.0 million from $9.6 million in 2009. The $1.4 million increase principally reflected a $170,000 increase in postage due primarily to account volume, a $218,000 increase in insurance reflecting significant coverage enhancements, $113,000 of prepaid card receivable losses, a $174,000 increase in travel and related expenses which included business development, and a merchant processing loss of $125,000.

Preferred Stock Dividends and Accretion. Prior to repayment in 2010, dividends on preferred stock and related accretion in that year had increased to $6.2 million, of which the cash dividends were $433,000 and accretion was $5.8 million. The $5.8 million accretion charge resulted from our full redemption of the preferred shares we issued to the U.S. Treasury in connection with funding we received under the TARP. Total cash dividends and accretion in 2009 were $3.8 million.

Income Tax Benefit and Expense

Income tax expense was $4.3 million for 2011, $2.5 million for 2010, and $2.2 million for 2009.  Our effective tax rate for 2011 and 2010 was 32.6% compared to 35.4% in 2009.  The lower tax rate in 2011 and 2010 resulted primarily from increased holdings of tax exempt municipal bonds.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $658.5 million in 2011, $369.6 million in 2010 and $129.1 million in 2009. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2011.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times in 2011.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $429 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of December 31, 2011, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011,we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.

Included in our cash and cash-equivalents at December 31, 2011 are $652.9 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $206.2 million in 2011, $139.7 million in 2010 and $8.3 million in 2009 and net loans, of $148.4 million in 2011, $111.9 million in 2010 and $85.6 million in 2009. At December 31, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $380.3 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2011 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of December 31, 2011
The Company	8.69%	14.64%	15.89%
The Bancorp Bank	6.13%	10.34%	11.60%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2010
The Company	8.37%	11.99%	13.24%
The Bancorp Bank	7.39%	10.60%	11.85%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2011. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate that 50% of core interest checking deposits and 25% of core savings and money market deposits mature or reprice within the “1 – 90 days” column, a total of 25% of these categories reprice in 1-3 years with the balance repricing in 91-364 days.  We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate 50% of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$752,801	$274,012	$366,748	$157,060	$194,207
Investment securities	10,995	65,383	82,896	90,677	221,385
Interest earning deposits	652,946	-	-	-	-
Total interest earning assets	1,416,742	339,395	449,644	247,737	415,592

Interest bearing liabilities:
Demand deposits	712,456
Interest checking	384,012	192,006	192,006	-	-
Savings and money market	113,586	227,171	113,586	-	-
Time deposits	2,213	3,884	19,738	9,410	25
Securities sold under agreements to repurchase	33,177	-	-	-	-
Subordinated debt	3,401	-	-	10,000	-
Total interest bearing liabilities	1,248,845	423,061	325,330	19,410	25
Gap	$167,897	$(83,666)	$124,314	$228,327	$415,567
Cumulative gap	$167,897	$84,231	$208,545	$436,872	$852,439
Gap to assets ratio	6%	-3%	4%	8%	14%
Cumulative gap to assets ratio	6%	3%	7%	15%	28%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy dictates that our MVPE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2011.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2011		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)
+200 basis points	$311,965	4.07%	$84,898	1.31%
+100 basis points	306,827	2.36%	83,899	0.12%
Flat rate	299,763	0.00%	83,799	0.00%
-100 basis points	282,837	-5.65%	82,046	-2.09%
-200 basis points	272,878	-8.97%	77,360	-7.68%

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

Historically, we have used variable rate commercial loans as the principal means of limiting interest rate risk. We believe our asset/liability strategy will be to maintain a positive gap position (that is, to continue to have interest-earning assets subject to repricing that exceed in amount interest-bearing liabilities subject to repricing) for periods up to a year. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2011 were $3.01 billion, of which our total loans were $1.74 billion. At December 31, 2010 our total assets were $2.40 billion, of which our total loans were $1.62 billion. Most of the increase in total assets at December 31, 2011 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest earning deposits and federal funds sold.  At December 31, 2011, we had a total of $652.9 million of interest earning deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Financial Statements. Total investment securities increased to $471.3 million on December 31, 2011, an increase of $218.8 million or 86.6% from year-end 2010. The increase in investment securities was primarily a result of increased purchases of mortgage-backed and state and political subdivision securities. The purchases resulted from a strategy to deploy excess liquidity into government obligations which generally have lower regulatory capital requirements. The purchases also carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at December 31, 2011, consisted of 4 single issuer and 2 pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.7 million and were collateralized by bank trust preferred securities.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2011:

			Unrealized
Single issuer	Book value	Fair value	gain/(loss)	Credit rating
	(in thousands)
Security A	1,884	2,000	116	Not rated
Security B	2,380	2,403	23	Not rated
Security C	3,265	2,846	(419)	Not rated
Security D	8,808	5,175	(3,633)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2011:

				Unrealized		Excess
Pooled issue	Class	Book value	Fair value	gain/(loss)	Credit rating	subordination
(in thousands)
Pool A (17 performing issuers)	Mezzanine *	943	721	(222)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	763	681	(82)	Ca	***

* The actual deferrals and defaults as a percentage of the original collateral were 29%. Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.
** The actual deferrals and defaults as a percentage of the original collateral were 25%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is 1.2% every three years with no recoveries.

*** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for 2011, 2010 and 2009 respectively, we recognized other-than-temporary impairment charges of $75,000, $135,000 and $2.2 million related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2011 and 2010, our investments were categorized as either available-for-sale or held-to- maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2011		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$9,087	$9,285	$-	$-
Tax-exempt obligations of states and political subdivisions	94,227	97,799	-	-
Taxable obligations of states and political subdivisions	50,778	52,867	-	-
Residential mortgage-backed securities	190,214	193,685	-	-
Commercial mortgage-backed securities	51,242	52,061	-	-
Other debt securities	38,873	39,532	18,044	13,826
Other equity securities	3,000	2,975	-	-
	$437,421	$448,204	$18,044	$13,826

	Available-for-sale		Held-to-maturity
	December 31, 2010		December 31, 2010
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Tax-exempt obligations of states and political subdivisions	$78,046	$75,311	$-	$-
Taxable obligations of states and political subdivisions	28,870	28,677	-	-
Residential mortgage-backed securities	76,275	76,915	-	-
Other debt securities	42,700	44,024	21,364	16,550
	$225,891	$224,927	$21,364	$16,550

           Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $5.1 million at December 31, 2011 and $6.2 million at December 31, 2010.

Investment securities with a carrying value of $44.6 million at December 31, 2011, $19.8 million at December 31, 2010 and $6.7 million at December 31, 2009, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2011 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$-		$-		$5,586	4.07%	$3,699	4.51%	$9,285
Tax-exempt obligations of states and political subdivisions*	35,228	0.88%	3,997	2.41%	12,583	3.83%	45,991	4.43%	97,799
Taxable obligations of states and political subdivisions	21,297	1.35%	6,947	2.11%	1,110	5.35%	23,513	6.12%	52,867
Residential mortgage-backed securities			9,367	3.03%	3,063	1.76%	181,255	3.45%	193,685
Commercial mortgage-backed securities			23,606	3.92%	1,188	6.68%	27,267	5.77%	52,061
Other debt securities			38,902	3.91%	630	0.00%			39,532
Other equity securities	-		-		-		2,975		2,975
Total	$56,525		$82,819		$24,160		$284,700		$448,204
Weighted average yield		1.05%		3.59%		3.67%		4.04%

* The yields shown, if adjusted to their taxable equivalent, would approximate 1.33% ,3.65% ,5.80% and 6.71% for less than one year, one to five years, five to ten years and over ten years, respectively

					After
					five to		Over
					ten	Average	ten	Average
Held-to-maturity					years	yield	years	yield	Total
Other debt securities					$3,265	6.53%	$14,779	3.37%	$18,044
Total					$3,265		$14,779		$18,044
Weighted average yield						6.53%		3.37%

Loan Portfolio. We have developed an extensive credit policy to cover all facets of our lending activities. All of the commercial loans in our portfolio go through our loan committee for approval. The Bank’s Chief Executive Officer, Mrs. Cohen, has over 30 years experience in banking and real estate lending. The remainder of the committee is made up of our President, Chief Lending Officer, head commercial lender, lenders, loan analysts and our Chief Credit Officer, who is present to insure both regulatory compliance and adherence to our internal credit policy. All of the key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools. If a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2011, we had $661,000 in participations sold. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2011, commercial, construction and commercial mortgage loans made up $1.3 billion, or 74.9%, of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008	2007

Commercial	$450,411	$441,799	$402,232	$353,219	$325,166
Commercial mortgage *	609,487	580,780	569,434	488,986	369,124
Construction	246,611	203,120	207,184	305,889	307,614
Total commercial loans	1,306,509	1,225,699	1,178,850	1,148,094	1,001,904
Direct lease financing	129,682	103,289	78,802	85,092	89,519
Residential mortgage **	96,110	93,004	85,759	57,636	50,193
Consumer loans and others	209,041	194,320	178,608	157,446	144,882
	1,741,342	1,616,312	1,522,019	1,448,268	1,286,498
Unamortized loan costs (fees)	3,486	2,883	1,703	1,081	291
Total loans, net of deferred loan costs	$1,744,828	$1,619,195	$1,523,722	$1,449,349	$1,286,789

* At December 31, 2011 our owner-occupied real estate loans amounted to $137.9 million, or 22.6% of commercial mortgages as compared to $126.7 million, or 21.8% at December 31, 2010.

** There were no loans available-for-sale in the reported periods of 2011, 2009, 2008 and 2007. Includes loans held for sale of $454,000 at December 31, 2010.

At December 31, 2011 construction loans included $85.2 million of 1-4 family construction and $161.4 million of commercial construction, land acquisition and development compared to $92.2 million and $110.9 million, respectively in 2010.

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2011
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
Commercial	$204,679	$181,157	$64,575	$450,411
Commercial mortgage	272,528	253,049	83,910	609,487
Construction	155,458	77,540	13,613	246,611
	$632,665	$511,746	$162,098	$1,306,509

Loans at fixed rates		$154,661	$42,799	$197,460
Loans at variable rates		357,084	119,300	476,384
Total		$511,745	$162,099	$673,844

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  At December 31, 2011 approximately 65% of the portfolio was reviewed.

The following table presents delinquencies by type of loan for December 31, 2011 and 2010 (in thousands):

Age Analysis of Past Due Loans
As of December 31, 2011 and 2010

	30-59 Days	60-89 Days	Greater Than		Total		Total
December 31, 2011	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct lease financing	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2011, 2010, 2009, 2008 and 2007 (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial	$10,214	25.87%	$6,051	27.33%	$5,181	26.43%
Commercial mortgage	9,274	35.00%	9,501	35.93%	7,041	37.42%
Construction	5,352	14.16%	5,030	12.57%	4,356	13.61%
Direct lease financing	254	7.45%	164	6.39%	151	5.18%
Consumer loans	1,346	12.00%	578	12.02%	460	11.73%
Residential mortgage	2,090	5.52%	2,115	5.76%	1,699	5.63%
Unallocated	1,038	-	624	-	235	-
	$29,568	100.00%	$24,063	100.00%	$19,123	100.00%

	December 31, 2008		December 31, 2007
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
Commercial	$3,779	24.39%	$2,290	25.28%
Commercial mortgage	5,992	33.76%	2,845	28.69%
Construction	5,543	21.12%	2,220	23.91%
Direct lease financing	341	5.88%	682	6.96%
Consumer loans	603	10.87%	691	11.26%
Residential mortgage	955	3.98%	1,181	3.90%
Unallocated	148	-	324	-
	$17,361	100.00%	$10,233	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$441,799	$580,780	$203,120	$93,004	$194,320	$103,289	$2,883	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$439,519	$579,130	$198,239	$87,478	$193,360	$103,289	$2,883	$1,603,898

December 31, 2009
Beginning balance	$3,779	$5,992	$5,543	$955	$603	$341	$148	$17,361
Charge-offs	(681)	(5,702)	(4,546)	(259)	(127)	(49)	-	(11,364)
Recoveries	-	53	32	12	2	27	-	126
Provision	2,083	6,698	3,327	991	(18)	(168)	87	13,000
Ending balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123

Ending balance: Individually evaluated for impairment	1,224	464	1,030	410	97	-	-	3,225

Ending balance: Collectively evaluated for impairment	3,957	6,577	3,326	1,289	363	151	235	15,898

Loans:
Ending balance	$402,232	$569,434	$207,184	$85,759	$178,608	$78,802	$1,703	$1,523,722

Ending balance: Individually evaluated for impairment	$3,765	$5,553	$4,521	$4,720	$149	$-	$-	$18,708

Ending balance: Collectively evaluated for impairment	$398,467	$563,881	$202,663	$81,039	$178,459	$78,802	$1,703	$1,505,014

	December 31,
	2008	2007
	(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$10,233	$8,400

Loans charged-off:
Commercial	733	2,545
Construction	2,744	1,084
Lease financing	55	35
Residential mortgage	1,992	-
Consumer	9	8
Total	5,533	3,672

Recoveries:
Commercial	-	73
Construction	152	10
Lease financing	5	8
Residential mortgage	-	-
Consumer	4	14
Total	161	105
Net charge-offs	5,372	3,567
Provision charged to operations	12,500	5,400
Balance in allowance for loan and lease losses at end
of period	$17,361	$10,233

The following table summarizes select asset quality ratios for each of the periods indicated:

	December 31,	December 31,
	2011	2010

Ratio of the allowance for loan losses to total loans	1.69%	1.49%
Ratio of the allowance for loan losses to nonperforming loans (1)	136.33%	137.37%
Ratio of nonperforming assets to total assets (1)	0.97%	0.82%
Ratio of net charge-offs to average loans	0.96%	0.92%

(1) Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans increased to 1.69% at December 31, 2011 from 1.49% at December 31, 2010.  The increase primarily reflected an increase in charge-offs in 2011, compared to the prior two years.  The ratio of the allowance for loan losses to non-performing loans decreased to 136.33% at December 31, 2011 from 137.37% at December 31, 2010 as a result of higher amounts of non-accrual loans and loans past due 90 days still accruing interest.  The ratio of non-performing assets to total assets increased primarily as a result of increased ORE balances at December 31, 2011 in relation to total assets.  Net charge-offs to average loans increased to .96% for the year ended December 31, 2011 from .92% for the prior year primarily because of a large recovery on a residential mortgage in 2010.

Net charge-offs.  Net charge-offs of $16.0 million for 2011 increased $1.6 million over net charge-offs for 2010.  The increase reflected a $1.0 million residential mortgage recovery in 2010. The increase also reflected defaults of sixteen commercial loan relationships totaling $8.5 million, seven construction loans totaling $2.2 million, three residential mortgage loans totaling $2.8 million and two home equity loans totaling $885,000 in 2011.

Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non–performing loans, other real estate owned and our loans past due 90 days or more still accruing interest (in thousands).  The footnote details the troubled debt restructurings.

	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$4,949	$4,881
Commercial mortgage *	3,672	1,650
Commercial	6,450	2,280
Consumer	1,252	960
Residential *	1,264	5,526
Total non-accrual loans *	17,587	15,297

Loans past due 90 days or more	4,101	2,220
Total non-performing loans	21,688	17,517
Other real estate owned	7,405	2,115
Total non-performing assets	$29,093	$19,632

* Included in the non-accrual loan balances as of December 31, 2011 are two troubled debt restructured loans:  $759,000 in commercial mortgage and $364,000 in residential mortgage.

	December 31,
	2009	2008	2007
	(in thousands)

Non-accrual loans	$12,270	$8,729	$1,169
Loans past due 90 days or more	12,994	4,055	8,673
Total non-performing loans	25,264	12,784	9,842
Other real estate owned	459	4,600	-
Total non-performing assets	$25,723	$17,384	$9,842

The company’s loans that were modified during the years ended December 31, 2011 and 2010 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial mortgage	1	$759	$759	-	$-	$-
Residential mortgage	1	364	364	-	-	-
Total	2	$1,123	$1,123	-	$-	$-

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial mortgage	$759	$-	$-	$-	$-	$-
Residential mortgage	364	-	-	-	-	-
Total	$1,123	$-	$-	$-	$-	$-

The following table provides information about impaired loans at December 31, 2011 and 2010 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	-	626	-
Consumer - home equity	927	927	-	371	-
Residential	1,264	1,414	-	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$2,724	$3,701	$-
Consumer - home equity	$1,252	$1,252	$204	$881	$-
Residential	$1,264	$1,414	$-	$5,710	$-

December 31, 2010
Without an allowance recorded
Construction	$-	$-	$-	$624	$-
Commercial mortgage	-	-	-	207	-
Commercial	-	-	-	-	-
Consumer - home equity	-	-	-	119	-
Residential	-	-	-	238	-
With an allowance recorded
Construction	4,881	4,881	2,644	1,917	-
Commercial mortgage	1,650	1,650	284	830	-
Commercial	2,280	2,280	1,316	762	-
Consumer - home equity	960	960	117	130	-
Residential	5,526	5,622	970	4,057	-
Total
Construction	$4,881	$4,881	$2,644	$2,541	$-
Commercial mortgage	$1,650	$1,650	$284	$1,037	$-
Commercial	$2,280	$2,280	$1,316	$762	$-
Consumer - home equity	$960	$960	$117	$249	$-
Residential	$5,526	$5,622	$970	$4,295	$-

We had $17.6 million of non-accrual loans at December 31, 2011 compared to $15.3 million of non-accrual loans at December 31, 2010. The increase in non-accrual loans was primarily due to the impact of $20.8 million of loans placed on non-accrual status, partially offset by $8.0 million of loan charge-offs, $6.7 million of transfers to other real estate owned and $3.8 million of loan payments. Included within the non-accrual loans at December 31, 2011 are two troubled debt restructured loans with a balance of $1.1 million. Loans past due 90 days or more still accruing interest amounted to $4.1 million and $2.2 million at December 31, 2011 and December 31, 2010, respectively. The $1.9 million increase reflected $6.2 million of loans transferred to non-accrual status, $315,000 of loan payments and $3.3 million of charge-offs. These decreases were offset by $11.7 million of additions to this category.

We had $7.4 million of other real estate owned at December 31, 2011 compared to $2.1 million at December 31, 2010.  The increase in other real estate owned was primarily due to additions of $6.7 million which were partially offset by $894,000 of cash received due to sales and $555,000 of realized losses.

The following table classifies our loans by categories which are used throughout the industry as of December 31, 2011 and 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Risk Rating
Pass	$320,287	$291,140	$176,824	$165,089	$476,421	$461,378	$28,981	$30,066
Special Mention	1,049	-	-	-	21,615	-	-	-
Substandard	7,696	6,091	6,716	5,271	6,867	3,608	1,264	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	121,379	144,568	63,071	32,760	104,584	115,794	65,865	56,362
Total	$450,411	$441,799	$246,611	$203,120	$609,487	$580,780	$96,110	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Risk Rating
Pass	$64,236	$59,064	$12,025	$-	$-	$-	$1,078,774	$1,006,737
Special Mention	-	-	-	-	-	-	22,664	-
Substandard	2,718	1,224	649	-	-	-	25,910	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	142,087	134,032	117,008	103,289	3,486	2,883	617,480	589,688
Total	$209,041	$194,320	$129,682	$103,289	$3,486	$2,883	$1,744,828	$1,619,195

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. The loan portfolio review coverage was approximately 65% at December 31, 2011 and approximately 64% at December 31, 2010. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits.  A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups. To offset deposit seasonality, management has historically used certificates of deposit, including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit was minimal in 2011.  Total time deposits, including such brokered funds, averaged $31.1 million in 2011, representing 1.2% of total deposits.  At December 31, 2011, we had total deposits of $2.68 billion as compared to $2.02 billion at December 31, 2010, $1.65 billion at December 31, 2009, an increase of $658.4 million or 32.5% between 2011 and 2010.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
	(amount in thousands)
Demand (non-interest bearing) *	$1,421,023	0.10%	$1,011,667	0.13%	$529,477	0.08%
Interest checking	754,949	0.81%	622,116	1.27%	365,715	1.62%
Savings and money market	355,094	0.86%	311,251	1.26%	516,356	1.15%
Time	31,066	1.14%	69,169	0.66%	151,791	1.65%
Total deposits	$2,562,132	0.43%	$2,014,203	0.67%	$1,563,339	0.95%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

At December 31, 2011, we had $6.3 million of certificate of deposit accounts maturing in one year or less. At December 31, 2011, 2010, and 2009, approximately 2.1%, 6.0% and 7.6% respectively, of deposits consisted of institutional (brokered) deposits, which are included in that classification.  As we discussed above, such funding was virtually eliminated as the result of our deposit growth in 2011.

The remaining maturity of certificates of deposit greater than $100,000 as of December 31, 2011, was as follows:

Amount
(in thousands)
Three months or less	$1,522
Three to six months	826
Six to twelve months	2,661
Greater than twelve months	4,733
Total	$9,742

Borrowings.   We had no outstanding advances from the FHLB at December 31, 2011.   The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We also utilized these lines minimally in 2011, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2011. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$33,177	$14,383	$2,588
Average during the year	23,113	8,637	2,175
Maximum month-end balance	33,582	14,383	3,847
Weighted average rate during the year	1.00%	0.31%	1.20%
Rate at December 31	0.35%	0.28%	1.02%

	As of or for the year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Short-term borrowings and federal funds purchased
Balance at year-end	$-	$136,000	$100,000
Average during the year	745	13,464	44,895
Maximum month-end balance	-	136,000	105,000
Weighted average rate during the year	0.40%	0.66%	0.73%
Rate at December 31	0.34%	0.68%	0.65%

As of December 31, 2011 we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, we own all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

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

Shareholders’ equity

At December 31, 2011, we had $271.5 million in shareholders’ equity. In March 2011, the Company issued 7,015,000 shares of the Company’s common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to the Company, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011,we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.

On March 10, 2010, we redeemed all our outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock $45.2 million issued under the Trouble Assets Relief Program (TARP) for $45.2 million. We participated in the TARP by issuing to the U.S. Treasury non-voting perpetual preferred stock for a purchase price of $45.2 million and a stock warrant to purchase 1,960,405 shares of our common stock, exercisable at a price of $3.46 per share.  As a result of repurchasing the TARP preferred stock, we accelerated the remaining accretion of the issuance discount on the TARP preferred stock of $5.8 million and recorded a corresponding charge to retained earnings and income (loss) applicable to common shareholders in the calculation of earnings per common share.  Repayment saves us approximately $3.7 million in annual dividends and accretion, comprised of $2.3 million in cash dividends and $1.5 million of accretion.

The amount of common stock for which the stock warrant was exercisable was reduced from 1,960,405 shares to 980,203 shares in 2009 due to the “qualifying capital” we raised in that year.  On September 8, 2010, we repurchased the remaining 980,203 outstanding warrants issued to the Treasury Department for $4.8 million. Accordingly, there was no impact related to TARP in 2011.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2011 were our commitments to extend credit, which were approximately $380.3 million, and standby letters of credit, which were approximately $13.3 million, at December 31, 2011.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2011:

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$10,502	$2,391	$3,811	$2,140	$2,160
Remaining contractual maturities of
time deposits	35,270	6,253	28,982	10	25
Loan commitments	380,295	89,604	45,925	1,988	242,778
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	22,626	863	1,727	1,727	18,309
Standby letters of credit	13,256	11,761	1,495	-	-
Total	$475,350	$110,872	$81,940	$5,865	$276,673

(1) Presentation assumes a weighted average interest rate of 6.64%

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bancorp, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 13, 2012

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$96,228	$157,411
Interest earning deposits at Federal Reserve Bank	652,946	314,908
Total cash and cash equivalents	749,174	472,319

Investment securities, available-for-sale, at fair value	448,204	224,927
Investment securities, held-to-maturity (fair value $13,826 and $16,550, respectively)	18,044	21,364
Federal Home Loan and Atlantic Central Bankers Bank stock	5,088	6,238
Loans, net of deferred loan costs	1,744,828	1,619,195
Allowance for loan and lease losses	(29,568)	(24,063)
Loans, net	1,715,260	1,595,132
Premises and equipment, net	8,358	8,767
Accrued interest receivable	8,476	8,878
Intangible assets, net	8,004	9,005
Other real estate owned	7,405	2,115
Deferred tax asset, net	21,941	24,365
Other assets	20,727	22,613
Total assets	$3,010,681	$2,395,723

LIABILITIES
Deposits
Demand (non-interest bearing)	$1,424,913	$945,605
Savings, money market and interest checking	1,222,368	975,973
Time deposits	25,528	90,862
Time deposits, $100,000 and over	9,742	11,657
Total deposits	2,682,551	2,024,097

Securities sold under agreements to repurchase	33,177	14,383
Short-term borrowings	-	87,000
Federal funds purchased	-	49,000
Accrued interest payable	123	124
Subordinated debenture	13,401	13,401
Other liabilities	9,950	8,812
Total liabilities	2,739,202	2,196,817

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,196,281 and 26,181,281
shares issued at December 31, 2011 and December 31, 2010, respectively	33,196	26,181
Treasury stock, at cost (100,000 shares)	(866)	-
Additional paid-in capital	241,997	192,711
Accumulated deficit	(9,277)	(18,195)
Accumulated other comprehensive income (loss)	6,429	(1,791)
Total shareholders' equity	271,479	198,906

Total liabilities and shareholders' equity	$3,010,681	$2,395,723

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Interest income
Loans, including fees	$74,627	$73,789	$73,074
Interest on investment securities:
Taxable interest	9,682	6,181	5,017
Tax-exempt interest	2,672	1,945	1,347
Federal funds sold	-	-	234
Interest earning deposits	1,461	817	87
	88,442	82,732	79,759
Interest expense
Deposits	10,939	13,559	14,812
Securities sold under agreements to repurchase	231	27	26
Short-term borrowings	3	89	329
Subordinated debt	863	864	883
	12,036	14,539	16,050
Net interest income	76,406	68,193	63,709
Provision for loan and lease losses	21,498	19,287	13,000
Net interest income after provision for loan and lease losses	54,908	48,906	50,709

Non-interest income
Service fees on deposit accounts	2,907	2,142	1,375
Merchant credit card processing and ACH fees	2,399	2,061	1,248
Prepaid fees	18,665	11,001	7,965
Gain on sales of investment securities	759	1,207	1,106
Other than temporary impairment on securities available-for-sale (1)	(75)	(135)	(2,225)
Leasing income	2,517	2,752	1,183
Debit card income	796	663	447
Other	2,557	905	358
Total non-interest income	30,525	20,596	11,457

Non-interest expense
Salaries and employee benefits	31,108	25,570	23,415
Depreciation and amortization	3,025	3,073	2,883
Rent and related occupancy cost	2,959	2,610	2,592
Data processing expense	8,961	7,567	6,229
Printing and supplies	1,529	1,272	1,062
Audit expense	1,081	1,065	1,302
Legal expense	2,801	2,751	1,975
Amortization of intangible assets	1,001	1,001	1,001
Loss on sale of other real estate owned	555	22	1,700
FDIC Insurance	3,335	4,350	3,112
Software, maintenance and equipment	1,586	1,301	766
Other real estate owned expense	1,159	190	188
Other	13,104	10,976	9,591
Total non-interest expense	72,204	61,748	55,816
Income before income tax	13,229	7,754	6,350
Income tax provision	4,311	2,532	2,248
Net income	8,918	5,222	4,102
Less preferred stock dividends and accretion	-	(6,242)	(3,760)
Net income (loss) available to common shareholders	$8,918	$(1,020)	$342
Net income (loss) per share - basic	$0.28	$(0.04)	$0.02
Net income (loss) per share - diluted	$0.28	$(0.04)	$0.02

(1)	Other-than-temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2011, 2010, and 2009
(in thousands except share data)

							Accumulated
	Common				Additional		other
	stock	Common	Preferred	Treasury	paid-in	Accumulated	comprehensive	Comprehensive
	shares	stock	stock	stock	capital	deficit	income/(loss)	income	Total

Balance at December 31, 2008	14,563,919	$14,563	$39,029	$-	$145,156	$(17,517)	$(828)		$180,403
Net income						4,102		$4,102	4,102
Cash dividends on preferred stock						(2,293)			(2,293)
Series A preferred shares converted to common shares	117,362	118	(1)		(117)				-
Accretion of Series B preferred shares			1,467			(1,467)			-
Stock-based compensation					153				153
Common stock warrant			(1,084)		1,084				-
Common stock offering, net of offering costs	11,500,000	11,500			50,599				62,099
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	-	739	739	739
								$4,841
Balance at December 31, 2009	26,181,281	$26,181	$39,411	$-	$196,875	$(17,175)	$(89)		$245,203
Net income						5,222		$5,222	5,222
Cash dividends on preferred stock						(433)			(433)
Accretion of Series B preferred shares			5,809			(5,809)			-
Stock-based compensation					590				590
Series B Preferred stock repayment to US Treasury			(45,220)						(45,220)
Repurchase of warrants					(4,754)				(4,754)
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	-	(1,702)	(1,702)	(1,702)
								$3,520
Balance at December 31, 2010	26,181,281	$26,181	$-	$-	$192,711	$(18,195)	$(1,791)		$198,906
Net income						8,918		$8,918	8,918
Issuance of common stock	7,015,000	7,015	-		47,486				54,501
Stock-based compensation					1,800				1,800
Purchase of treasury shares (100,000 shares)				(866)					(866)
Other comprehensive income, net of									-
reclassification adjustments and tax	-	-	-	-	-	-	8,220	8,220	8,220
								$17,138
Balance at December 31, 2011	33,196,281	$33,196	$-	$(866)	$241,997	$(9,277)	$6,429		$271,479

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities
Net income	$8,918	$5,222	$4,102
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,026	4,074	3,881
Provision for loan and lease losses	21,498	19,287	13,000
Net amortization of investment securities discounts/premiums	669	514	70
Stock-based compensation expense	1,800	590	153
Mortgage loans originated for sale	(458)	(1,048)	(5,977)
Sale of mortgage loans originated for resale	462	1,055	6,008
Gain on sales of mortgage loans originated for resale	(4)	(7)	(31)
Deferred income tax expense (benefit)	(1,961)	(2,494)	1,239

(Gain) loss on sales of fixed assets	(25)	46	(39)
Other than temporary impairment on securities available-for-sale	75	135	2,225
Loss on sale of other real estate owned	555	22	1,700
Gain on sales of investment securities	(759)	(1,207)	(1,106)
Decrease (increase) in accrued interest receivable	402	(1,156)	(189)
Decrease in interest payable	(1)	(238)	(2,113)
(Increase) decrease in other assets	1,125	(505)	(2,909)
(Decrease) increase in other liabilities	1,318	(18,659)	27,157
Net cash provided by operating activities	37,640	5,631	47,171

Investing activities
Purchase of investment securities available-for-sale	(345,809)	(273,227)	(151,398)
Proceeds from call of securities held-to-maturity	4,000	-	-
Proceeds from sale of investment securities available-for-sale	99,849	87,014	55,260
Proceeds from redemptions and repayment of securities available for sale	35,772	46,490	87,837
Proceeds from sale of other real estate owned	894	423	2,900
Net increase in loans	(148,365)	(111,899)	(85,605)
Proceeds from sales of fixed assets	97	74	162
Purchases of premises and equipment	(2,106)	(3,622)	(2,496)
Net cash used in investing activities	(355,668)	(254,747)	(93,340)

Financing activities
Net increase in deposits	658,454	369,588	129,147
Net increase (decrease) in securities sold under agreements to repurchase	18,794	11,795	(6,831)
(Repayment) proceeds from short-term borrowings	(136,000)	36,000	39,000
Proceeds from issuance of common stock	54,501	-	62,099
Purchase of treasury stock	(866)	-	-
Redemption of preferred stock	-	(45,220)	-
Repurchase of warrants	-	(4,754)	-
Dividends paid on Series A and B preferred stock	-	(433)	(2,293)
Net cash provided by financing activities	594,883	366,976	221,122

Net increase in cash and cash equivalents	276,855	117,860	174,953

Cash and cash equivalents, beginning of year	472,319	354,459	179,506

Cash and cash equivalents, end of year	$749,174	$472,319	$354,459

Supplemental disclosure:
Interest paid	$12,037	$14,777	$18,394
Taxes paid	$6,139	$483	$1,401
Transfers of loans to other real estate owned	$6,739	$2,079	$459

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses, investment other than temporary impairment (OTTI) and deferred income taxes.

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, it considers the continuing performance of the securities. Credit losses are recognized in the consolidated statement of operations. If management believes market value losses are temporary and it believes the Bank has the ability and intention to hold those securities to maturity, for available for sale securities the reduction in value is recognized in other comprehensive income, through equity and for held to maturity securities the securities are held at the amortized cost.

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

The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates. The Company recognized other-than-temporary impairment charges of $75,000 in 2011, $135,000 in 2010 and $2.2 million in 2009.  The $75,000 charge in 2011 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.  The $135,000 charge in 2010 resulted from the write-down of amortized cost to the discounted cash flows for two pooled trust preferred securities. The $2.2 million charge in 2009 represented the amortized cost of a single trust preferred security in its held-to-maturity portfolio. The amount of this credit impairment was calculated by estimating the discounted cash flows for that security.

4. Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

Interest income is accrued as earned on a simple interest basis.  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.  Such loans are reported as 90 days delinquent and still accruing.  For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.  In the Company’s reporting two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 – 89 day delinquencies.

The allowance for loan losses represents management's estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company's past loan loss experience, known and inherent risks in the portfolio, the volume and mix of the existing loan and lease portfolios, including the volume and severity of non-performing and adversely classified credits, an analysis of net charge-offs experienced on previously classified credits, the trend in loan and lease growth, including any rapid increase in loan and lease volume within a relatively short time period, general and local economic conditions affecting the collectability of the Company’s loans and leases, previous loan and lease experience by type, including net charge-offs, as a percentage of average loans and leases over the past several years and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as impaired. For such loans and leases, an allowance is established when the discounted cash flows, or collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The allowance calculation methodology includes further segregation of loan classes into regulatory risk rating categories of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans rated as special mention and substandard are reserved for based on the average charge-off history for loans and leases previously classified in those categories.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are included in the general component of the reserve calculation.

The general component covers pools of loans by loan type. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired. These qualitative risk factors include:

•	Changes in lending policies or procedures;

•	Changes in regional economic conditions;

•	Portfolio growth;

•	Changes in the nature or volume of the portfolio;

•	Changes in management’s experience;

•	Past due volume;

•	Non-accrual volume;

•	Adversely classified loans;

•	Quality of the loan review system;

•	Changes in the value of underlying collateral;

•	Concentrations of credit; and

•	External factors.

Each factor is assigned a value from a matrix established by management based on management's best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. At December 31, 2011 the Company had no loans available for sale and at December 31, 2010 the Company had $454,000 loans available for sale.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2011 and 2010, the Company had capitalized total software costs of approximately $1.1 million and $882,000, respectively. The Company recorded amortization expense of approximately $582,000, $396,000 and $172,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

9. Other Real Estate Owned

Other real estate owned is recorded at the lower of cost or estimated fair market value less cost of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. We had $7.4 million and $2.1 million in other real estate owned at December 31, 2011 and 2010, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.

11. Earnings per Share

The Company calculates earnings per share under FASB ASC topic 260, Earnings Per Share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	Year ended December 31, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$8,918	31,914,955	$0.28
Effect of dilutive securities
Common stock options	-	5,777	-
Diluted earnings per share
Net income available to common shareholders	$8,918	31,920,732	$0.28

Stock options for 2,705,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at December 31, 2011 but were not included in the dilutive shares because the exercise price was greater than the average market price.
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

	2011	2010	2009

Other comprehensive income (loss)
Change in net unrealized gain/loss during the period	$14,198	$(1,392)	$2,024
Reclassification adjustments for (gains) losses included in income	(759)	(1,207)	(966)
Reclassification adjustment for called security	(846)	-	-
Reclassification adjustments tax rate adjustment	-	-	-
Amortization of losses previously held as available for sale	12	48	53
	12,605	(2,551)	1,111
Deferred tax expense
Securities available for sale
Change in net unrealized gain/loss during the period	4,969	(473)	688
Reclassification adjustments for (gains) losses included in income	(265)	(410)	(335)
Reclassification adjustment for called security	(296)	-	-
Reclassification adjustments tax rate adjustment	(27)	18	-
Amortization of losses previously held as available for sale	4	16	19
	4,385	(849)	372

Other comprehensive income (loss), net of tax	$8,220	$(1,702)	$739

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank. The amount of those reserves and cash balances at December 31, 2011 and 2010 was approximately $96.2 million and $105.8 million, respectively.

14. Other Identifiable Intangible Assets

The Company accounts for its customer list in accordance with FASB ASC topic 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).

 The gross carrying value and accumulated amortization related to the customer list intangible at December 31, 2011 and 2010 are presented below.

December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)
Customer list
intangible	$ 12,006	$ 4,002	$ 12,006	$ 3,002

15. Business Segments

FASB ASC 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company had one reportable segment in 2011, 2010 and 2009 which consisted of Community Banking.

16. Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.

17. Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2011-02.   In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring.  The creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-03.  In April 2011, the FASB issued Standards Update (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This accounting standard modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-04.  In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This accounting standard results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements. (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position. (4) ASU No. 2011-04 aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-05.  In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Presentation of Comprehensive Income.  This accounting standard allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income, but is not otherwise expected to have a material impact on the Company’s consolidated financial statements.

18. Prepaid Card Processing Fees

The Company recognizes prepaid card processing fees in the periods in which they are earned by performance of the related services. The majority of fees the Company earns result from contractual fees paid by third party sponsors to the Company, computed on a per transaction basis and paid monthly. Additionally, the Company earns interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  The Company records this revenue, net of costs such as association fees and interchange costs.

19. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.

Note C— Subsequent events

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,087	$198	$-	$9,285
Tax-exempt obligations of states and political subdivisions	94,227	3,580	(8)	97,799
Taxable obligations of states and political subdivisions	50,778	2,149	(60)	52,867
Residential mortgage-backed securities	190,214	3,582	(111)	193,685
Commercial mortgage-backed securities	51,242	875	(56)	52,061
Other debt securities	38,873	1,058	(399)	39,532
Other equity securities	3,000	-	(25)	2,975

	$437,421	$11,442	$(659)	$448,204

Held-to-maturity	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,337	$138	$(4,051)	$12,424
Other debt securities - pooled	1,707	-	(305)	1,402
	$18,044	$138	$(4,356)	$13,826

Available-for-sale	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Tax-exempt obligations of states and political subdivisions	$78,046	$335	$(3,070)	$75,311
Taxable obligations of states and political subdivisions	28,870	261	(454)	28,677
Residential mortgage-backed securities	76,275	704	(64)	76,915
Other debt securities	42,700	1,510	(186)	44,024
	$225,891	$2,810	$(3,774)	$224,927

Held-to-maturity	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$19,526	$128	$(4,632)	$15,022
Other debt securities - pooled	1,838	-	(310)	1,528
	$21,364	$128	$(4,942)	$16,550

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $5.1 million at December 31, 2011 and $6.2 million at December 31, 2010.

The amortized cost and fair value of the Company’s investment securities at December 31, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$56,519	$56,525	$-	$-
Due after one year through five years	81,456	82,819	-	-
Due after five years through ten years	23,214	24,161	3,265	2,845
Due after ten years	273,232	281,724	14,779	10,981
Other equity securities	3,000	2,975	-	-
	$437,421	$448,204	$18,044	$13,826

At December 31, 2011 and 2010, investment securities with a book value of approximately $44.6 million and $19.8 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.  Gross gains on sales of securities were $788,000, $1.3 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Gross losses on sales of securities were $29,000, $104,000 and $598,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $75,000, $135,000 and $2.2 million in 2011, 2010 and 2009 on one trust preferred pooled security in 2011, on two trust preferred pooled securities in its held-to-maturity portfolio in 2010 and one trust preferred single issuer security in 2009. The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2011 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	7	$11,104	$(8)	$-	$-	$11,104	$(8)
Taxable obligations of states and
political subdivisions	10	16,905	(60)	-	-	16,905	(60)
Residential mortgage-backed securities	5	10,054	(111)	-	-	10,054	(111)
Commercial mortgage-backed securities	4	24,421	(56)	-	-	24,421	(56)
Other debt securities	3	10,929	(93)	2,549	(306)	13,478	(399)
Other equity securities	1	2,975	(25)	-	-	2,975	(25)
Total temporarily impaired
investment securities	30	$76,388	$(353)	$2,549	$(306)	$78,937	$ (659)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2			$8,021	$(4,052)	$8,021	$(4,052)
Other debt securities - pooled	2	-	-	1,402	(304)	1,402	(304)
Total temporarily impaired
investment securities	4	$-	$-	$9,423	$(4,356)	$9,423	$(4,356)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2010 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and
political subdivisions	65	$54,685	$(3,070)	$-	$-	$54,685	$(3,070)
Taxable obligations of states and
political subdivisions	15	14,060	(454)	-	-	14,060	(454)
Mortgage-backed securities	8	26,021	(64)	-	-	26,021	(64)
Other debt securities	11	16,771	(24)	748	(162)	17,519	(186)
Total temporarily impaired
investment securities	99	$111,537	$(3,612)	$748	$(162)	$112,285	$(3,774)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	3			$10,606	$(4,632)	$10,606	$(4,632)
Other debt securities - pooled	2	-	-	1,528	(310)	1,528	(310)
Total temporarily impaired
investment securities	5	$-	$-	$12,134	$(4,942)	$12,134	$(4,942)

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issuer trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment, is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note E—Loans

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, side collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2011	2010

Commercial	$450,411	$441,799
Commercial mortgage (1)	609,487	580,780
Construction	246,611	203,120
Total commercial loans	1,306,509	1,225,699
Direct lease financing	129,682	103,289
Residential mortgage	96,110	93,004
Consumer loans and others	209,041	194,320
	1,741,342	1,616,312
Unamortized loan costs	3,486	2,883
Total loans, net of deferred loan costs	$1,744,828	$1,619,195

Supplemental loan data:
Construction 1-4 family	$85,189	$92,190
Commercial construction, acquisition and development	161,422	110,930
	$246,611	$203,120

(1) At December 31, 2011 our owner-occupied real estate loans amounted to $137.9 million, or 22.6% of commercial mortgages as compared to $126.7 million, or 21.8% at December 31, 2010.

The Company has identified twenty-three loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $17.6 million at December 31, 2011, of which $14.5 million had a specific valuation allowance of $5.9 million. The remaining $3.1 million of impaired loans did not have a valuation allowance. Included within the impaired loans at December 31, 2011 are two troubled debt restructured loans with a balance of $1.1 million with a total specific valuation allowance of $8,000.  The average amount of impaired loans was $15.6 million for the year ended December 31, 2011. The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $1.2 million if interest on impaired loans had been accrued in the year 2011. The balance of the Company’s impaired loans was $15.3 million at December 31, 2010, of which $15.3 million had a specific valuation allowance of $5.3 million. The average amount of impaired loans was $16.7 million for the year ended December 31, 2010. Interest income would have increased by $971,000 in 2010 if interest on impaired loans had been accrued. Interest income would have increased by $776,000 in 2009 if interest on impaired loans had been accrued.  The Company did not recognize interest income on impaired loans in 2011 and 2010 and did recognize interest income of $465,000 on impaired loans in 2009.

The following table provides information about impaired loans at December 31, 2011 and 2010:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	-	626	-
Consumer - home equity	927	927	-	371	-
Residential	1,264	1,414	-	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$2,724	$3,701	$-
Consumer - home equity	$1,252	$1,252	$204	$881	$-
Residential	$1,264	$1,414	$-	$5,710	$-

December 31, 2010
Without an allowance recorded
Construction	$-	$-	$-	$624	$-
Commercial mortgage	-	-	-	207	-
Commercial	-	-	-	-	-
Consumer - home equity	-	-	-	119	-
Residential	-	-	-	238	-
With an allowance recorded
Construction	4,881	4,881	2,644	1,917	-
Commercial mortgage	1,650	1,650	284	830	-
Commercial	2,280	2,280	1,316	762	-
Consumer - home equity	960	960	117	130	-
Residential	5,526	5,622	970	4,057	-
Total
Construction	$4,881	$4,881	$2,644	$2,541	$-
Commercial mortgage	$1,650	$1,650	$284	$1,037	$-
Commercial	$2,280	$2,280	$1,316	$762	$-
Consumer - home equity	$960	$960	$117	$249	$-
Residential	$5,526	$5,622	$970	$4,295	$-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2011 and 2010, respectively (the Company had no non-accrual leases at December 31, 2011 or December 31, 2010):

	December 31,
	2011	2010
	(in thousands)

Non-accrual loans
Construction	$4,949	$4,881
Commercial mortgage *	3,672	1,650
Commercial	6,450	2,280
Consumer	1,252	960
Residential *	1,264	5,526
Total non-accrual loans	17,587	15,297

Loans past due 90 days or more	4,101	2,220
Total non-performing loans	21,688	17,517
Other real estate owned	7,405	2,115
Total non-performing assets	$29,093	$19,632

* Included in the non-accrual loan balances as of December 31, 2011 are two troubled debt restructured loans:  $759,000 in commercial mortgage and $364,000 in residential mortgage.

The company’s loans that were modified during the years ended December 31, 2011 and 2010 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial mortgage	1	$759	$759	$-	$-	$-
Residential mortgage	1	364	364	-	-	-
Total	2	$1,123	$1,123	$-	$-	$-

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial mortgage	$759	$-	$-	$-	$-	$-
Residential mortgage	364	-	-	-	-	-
Total	$1,123	$-	$-	$-	$-	$-

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$441,799	$580,780	$203,120	$93,004	$194,320	$103,289	$2,883	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$439,519	$579,130	$198,239	$87,478	$193,360	$103,289	$2,883	$1,603,898

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2011 or December 31, 2010.

A detail of our delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans
As of December 31, 2011 and 2010

	30-59 Days	60-89 Days	Greater Than		Total		Total
December 31, 2011	Past Due	Past Due	90 Days	Nonaccrual	Past Due	Current	Loans
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

December 31, 2010
Commercial	$-	$100	$285	$2,280	$2,665	$439,134	$441,799
Commercial mortgage	774	-	824	1,650	3,248	577,532	580,780
Construction	-	391	-	4,881	5,272	197,848	203,120
Direct lease financing	816	192	49	-	1,057	102,232	103,289
Consumer - other	-	2	12	-	14	148,715	148,729
Consumer - home equity	330	-	-	960	1,290	44,301	45,591
Residential mortgage	-	-	1,050	5,526	6,576	86,428	93,004
Unamortized costs	-	-	-	-	-	2,883	2,883
	$1,920	$685	$2,220	$15,297	$20,122	$1,599,073	$1,619,195
The following table classifies loans by categories which are used throughout the industry as of December 31, 2011 and 2010 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Risk Rating
Pass	$320,287	$291,140	$176,824	$165,089	$476,421	$461,378	$28,981	$30,066
Special Mention	1,049	-	-	-	21,615	-	-	-
Substandard	7,696	6,091	6,716	5,271	6,867	3,608	1,264	6,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	121,379	144,568	63,071	32,760	104,584	115,794	65,865	56,362
Total	$450,411	$441,799	$246,611	$203,120	$609,487	$580,780	$96,110	$93,004

			Direct financing
	Consumer		leases, net		Unamortized costs		Total
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Risk Rating
Pass	$64,236	$59,064	$12,025	$-	$-	$-	$1,078,774	$1,006,737
Special Mention	-	-	-	-	-	-	22,664	-
Substandard	2,718	1,224	649	-	-	-	25,910	22,770
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	142,087	134,032	117,008	103,289	3,486	2,883	617,480	589,688
Total	$209,041	$194,320	$129,682	$103,289	$3,486	$2,883	$1,744,828	$1,619,195

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. It is present Bank policy that a minimum of 60% of the loan portfolio be reviewed every eighteen months. The loan portfolio review coverage was approximately 65% at December 31, 2011 and approximately 64% at December 31, 2010.  This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):
		December 31,
	Estimated
	useful lives	2011	2010
Furniture, fixtures, and equipment	3 to 12 years	$24,303	$22,439
Leasehold improvements	6 to 10 years	4,693	4,658
		28,996	27,097
Accumulated depreciation		(20,638)	(18,330)
		$8,358	$8,767

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $3.0 million, $3.1 million and $2.9 million, respectively.

Note G—Time Deposits

At December 31, 2011, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2012	$6,253
2013	7,433
2014	12,149
2015	9,400
2016	10
2021	25
$35,270

Note H—Debt

1.Short-term borrowings

At December 31, 2011, the Bank maintained $49.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. The Bank has approved overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of up to $429 million at December 31, 2011. Borrowings under this arrangement have a variable interest rate. As of December 31, 2011, the Bank did not have any borrowings outstanding on these lines. The details of these categories are presented below:

	As of or for the year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Short-term borrowings and federal funds
purchased
Balance at year-end	$-	$136,000	$100,000
Average during the year	745	13,464	44,895
Maximum month-end balance	-	136,000	105,000
Weighted average rate during the year	0.40%	0.66%	0.73%
Rate at December 31	-	0.68%	0.65%

2.   Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2011	2010	2009
	(dollars in thousands)

Balance at year-end	$33,177	$14,383	$2,588
Average during the year	23,113	8,637	2,175
Maximum month-end balance	33,582	14,383	3,847
Weighted average rate during the year	1.00%	0.31%	1.20%
Rate at December 31	0.35%	0.28%	1.02%

3.  Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2011, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

As of December 31, 2011, the Trusts qualify as variable interest entities under ASC section 810, Consolidation. The Company is not considered the primary beneficiary and therefore the trusts are not consolidated in the Company’s financial statements. The trusts are accounted for under the equity method of accounting.

Note I—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which shares repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.

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

In determining net income available to common shareholders, the periodic amortization and the cash dividend on issued preferred stock are subtracted from net income (loss). The Company paid $433,000 in preferred stock dividends in 2010 and $2.3 million in preferred stock dividends in 2009, stock and recognized preferred stock accretion of $5.8 million in 2010, $1.5 million in 2009 and $59,000 in 2008.

            The Company paid the 6% annual dividend on its Series A Preferred Stock for 2009 in the form of quarterly cash dividends which amounted to $32,000. All 108,136 outstanding shares of Series A preferred stock, which had a liquidation value of $1.1 million, were converted into 117,372 shares of the Company’s common stock in the third quarter of 2009.

              Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $577,000, $469,000 and $493,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. The Company expensed $137,000, $558,000 and $503,000 for this plan for the years ended December 31, 2011, 2010, and 2009 respectively.

Note L—Income Taxes

The components of the income taxes (benefit) included in the statements of operations are as follows:

	For the years ended
	December 31,
	2011	2010	2009
	(in thousands)
Current tax provision
Federal	$5,148	$4,624	$552
State	1,124	402	457
	6,272	5,026	1,009
Deferred tax (benefit) provision
Federal	(1,512)	(2,719)	1,161
State	(449)	225	78
	(1,961)	(2,494)	1,239
	$4,311	$2,532	$2,248

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 35% for 2011 and 34% for 2010 and 2009, respectively, are as follows:

	For the years ended
	December 31,
	2011	2010	2009
	(in thousands)

Computed tax expense at statutory rate	$4,498	$2,636	$2,159
State taxes	445	414	354
Tax exempt interest income	(986)	(658)	(458)
Other	354	140	193
	$4,311	$2,532	$2,248

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$9,354	$7,483
Deferred compensation	934	887
State taxes	909	612
Nonqualified stock options	763	176
Stock appreciation rights	96	71
Net operating loss carry forwards	-	9
Tax deductible goodwill	12,137	13,156
Depreciation	161	-
Unrealized gains on investment securities available for sale	-	923
Nonaccrual Interest	1,041	1,118
OTTI	72	46
Total deferred tax assets	$25,467	$24,481
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	3,462	-
Depreciation	-	116
Leasing	64	-
Total deferred tax liabilities	3,526	116
Net deferred tax asset	$21,941	$24,365

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2011	2010	2009

Beginning balance at January 1	$47	$47	$47
Increases in tax provisions for prior years	72	-	-
Decreases in tax provisions for prior years	-	-	-
Gross unrecognized tax benefits at December 31	$119	$47	$47

The Company files federal and state returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

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

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands except per share data)

Outstanding at January 1, 2011	2,244,864	$10.71
Granted	510,000	7.40	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(9,749)	9.73	-	-
Outstanding at December 31, 2011	2,745,115	$10.10	6.40	$-
Exercisable at December 31, 2011	1,446,865		4.06	$-

A summary of the Company’s stock appreciation rights is presented below:

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at January 1, 2011	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at December 31, 2011	60,000	$11.41	6.20

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2011, and changes during the year then ended, is presented below:
		Weighted-
		average
		grant-date
	Shares	fair value
Non-Vested Options
Non-Vested at January 1, 2011	1,136,000	$4.76
Granted	510,000	3.62
Vested	(342,750)	4.63
Cancelled	-	-
Forfeited	(5,000)	4.34
Non-Vested at December 31, 2011	1,298,250	$4.34

The Company granted 510,000 common stock options in 2011, 40,000 with a vesting period of one year and 470,000 with a vesting period of four years. The weighted-average fair value of the stock options issued was $3.62. The Company granted 1,136,000 in 2010.  The Company did not grant any stock options in 2009.  There were no options exercised in 2011, 2010, or 2009.

As of December 31, 2011, there was a total of $5.1 million of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 2.8 years.

For the years ended December 31, 2011 and 2010, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2011	2010
Risk-free interest rate	2.19%	3.43%
Expected dividend yield	-	-
Expected volatility	53.10%	55.22%
Expected lives (years)	5.47	5.93

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2011 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank. RAIT paid the Company approximately $306,000, $302,000 and $307,000 rent for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011. The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense for 2011 was $59,000.

The Bank maintains deposits for various affiliated companies totaling approximately $88.8 million and $15.0 million as of December 31, 2011 and 2010, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2011, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2011, there were $32.4 million of outstanding loans to these related parties.

The Bank participated in a loan in the ordinary course of business in 2008 that was originated by RAIT. The outstanding participation has never been delinquent and amounted to $21.7 million at December 31, 2011. The Bank has a senior position on the loan.

During 2011, the Company executed security transactions through PrinceRidge, a brokerage firm in which the Company’s Chairman is a principal.  A total of $73.3 million of bonds rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent security advisor. Of that total, $50.6 million were commercial mortgage-backed securities, $13.7 million were mortgage-backed securities and $9.0 million were SBA securities.  A $3.0 million purchase of stock in a publicly traded investment company was also made through PrinceRidge.  The Company does not pay a separate fee or commission to PrinceRidge. We do not have information as to PrinceRidge’s actual profits or losses. All of the purchases were classified as available for sale.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its Philadelphia offices for a term expiring in 2014. The Company also has leases for business production offices in Pennsylvania, Maryland, Florida and Minnesota that expire at various times through 2020. The Company also leases space in South Dakota for its prepaid card department. The lease on this space expires on November 30, 2013. The Company also leases space in Illinois for its Small Business Lending division which expires in 2015.  The Company also leases executive office space in New York which expires in 2015.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,

2012	$2,391
2013	2,253
2014	1,558
2015	1,075
2016	1,065
Thereafter	2,160
$10,502

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $2.5 million, $2.2 million and $2.2 million, net of rental charged to RAIT of approximately $306,000, $302,000 and $307,000, respectively.

2. Legal Proceedings

Various actions and proceedings are currently pending to which The Bancorp, Inc. or its subsidiary is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have material impact on the Company’s financial position or results of operations.

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

The approximate contract amounts and maturity term at December 31, 2011 of the Company’s credit commitments are as follows:

	December 31,
	2011	2010
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$380,295	$302,530
Standby letters of credit	13,256	14,682
	$393,551	$317,212

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2011. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows: $11.8 million in 2012, $1.3 million in 2013 and the remaining $150,000 in 2014.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $749.2 million and $472.3 million as of December 31, 2011 and 2010, respectively, which approximated fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimation methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at December 31, 2011 and 2010 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at December 31, 2011, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(dollars in thousands)
Cash and cash equivalents	$749,174	$749,174	$472,319	$472,319
Investment securities available-for-sale	448,204	448,204	231,165	231,165
Investment securities held-to-maturity	18,044	13,826	21,364	16,550
Federal Home Loan and Atalantic Central Bankers Bank Stock	5,088	5,088	6,238	6,238
Loans receivable, net	1,744,828	1,718,698	1,619,195	1,597,764
Demand deposits (non-interest bearing)	1,424,913	1,424,913	945,605	945,605
Savings, money market and interest checking	1,222,368	1,222,368	975,973	975,973
Certificates of deposit	35,270	35,336	102,519	102,587
Subordinated debentures and notes	13,401	9,287	13,401	9,185
Securities sold under agreements to repurchase	33,177	33,177	14,383	14,383
Short-term borrowings	-	-	136,000	136,000
Accrued interest payable	123	123	124	124

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

		Fair Value Measurements at Reporting Date Using
Description	Fair value December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
U.S. Government agency securities	$9,285	$-	$9,285	$-
Obligations of states and political subdivisions	150,666	-	150,666	-
Residential mortgage-backed securities	193,685	-	193,685	-
Commercial mortgage-backed securities	52,061	-	52,061	-
Other debt securities	39,532	-	38,902	630
Other equity securities	2,975	2,975	-	-
	$448,204	$2,975	$444,599	$630

Description		Fair Value Measurements at Reporting Date Using
	Fair value December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
Obligations of states and political subdivisions	$103,988	$-	$103,988	$-
Mortgage-backed securities	76,915	-	76,915	-
Other debt securities	44,024	-	43,276	748
	$224,927	$-	$224,179	$748

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	December 31, 2011	December 31, 2010
Beginning balance	$748	$657
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2)	(13)
Included in other comprehensive income	(62)	187
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(54)	(96)
Ending balance	$630	$748

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2011 and 2010 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$17,587	$-	$-	$17,587
Other real estate owned	7,405	-	-	7,405
	$24,992	$-	$-	$24,992

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$15,297	$-	$-	$15,297
Other real estate owned	2,115	-	-	2,115
	$17,412	$-	$-	$17,412

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $17.6 million through the establishment of specific reserves and other writedowns of $5.9 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at December 31, 2011 were troubled debt restructured loans with a balance of $1.1 million with a specific reserve of $8,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

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
	(dollars in thousands)
As of December 31, 2011
Total capital
(to risk-weighted assets)
Company	$286,067	15.89%	$144,009	>=8.00	N/A	N/A
Bank	208,229	11.60%	143,610	8.00	179,513	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	263,478	14.64%	72,005	>=4.00	N/A	N/A
Bank	185,702	10.34%	71,805	4.00	107,708	>= 6.00%

Tier I capital
(to average assets)
Company	263,478	8.69%	121,322	>=4.00	N/A	N/A
Bank	185,702	6.13%	121,191	4.00	151,489	>= 5.00%

As of December 31, 2010
Total capital
(to risk-weighted assets)
Company	$217,847	13.24%	$131,636	>=8.00	N/A	N/A
Bank	194,584	11.85%	131,368	8.00	164,210	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	197,277	11.99%	65,818	>=4.00	N/A	N/A
Bank	174,014	10.60%	65,684	4.00	98,526	>= 6.00%

Tier I capital
(to average assets)
Company	197,277	8.37%	94,268	>=4.00	N/A	N/A
Bank	174,014	7.39%	94,206	4.00	117,757	>= 5.00%

As of December 31, 2011, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  In 2010, the FDIC notified the Company that a formal action should be anticipated in connection with certain compliance management issues related to one of the affinity groups through which the Company generates business.  We believe that the alleged violations will result in an order requiring restitution and civil money penalties may be assessed against the Bank.  Our customer has contractually indemnified the Bank and the Bank believes that such indemnification would be collectible.  The related contractual indemnification broadly indemnifies the Company from liability resulting from all actions which the third party takes.

Note S – Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2011	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$21,037	$21,384	$22,690	$23,331
Net interest income	18,198	18,257	19,595	20,356
Provision for loan and lease losses	4,672	6,963	5,019	4,844
Non-interest income	7,683	7,787	6,673	8,382
Non-interest expense	17,090	18,132	17,758	19,224
Income tax expense	1,431	289	1,209	1,382
Net income available to common shareholders	2,688	660	2,282	3,288
Net income per share - basic (1)	0.10	0.02	0.07	0.10
Net income per share - diluted (1)	0.10	0.02	0.07	0.10

	Three months ended
2010	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$ 20,021	$ 20,505	$ 20,760	$ 21,446
Net interest income	16,280	16,689	17,050	18,174
Provision for loan and lease losses	4,148	5,806	5,121	4,212
Non-interest income	5,494	4,959	4,920	5,223
Non-interest expense	14,207	15,238	16,105	16,198
Income tax expense	1,233	197	156	946
Net income	2,186	407	588	2,041
Net (loss) income available to common shareholders	(4,056)	407	588	2,041
Net income (loss) per share - basic (1)	(0.15)	0.02	0.02	0.08
Net income (loss) per share - diluted (1)	(0.15)	0.02	0.02	0.08

(1)	May not equal annual amounts due to rounding,

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets
	December 31,
	2011	2010
	(in thousands)
Assets
Cash and due from banks	$73,291	$20,347
Equity investments	2,975	-
Investment in bank subsidiaries	206,703	188,643
Other assets	1,949	3,347
Total assets	$284,918	$212,337

Liabilities and stockholders' equity
Other liabilities	$38	$30
Subordinated debentures	13,401	13,401

Stockholders' equity	271,479	198,906
Total liabilities and stockholders' equity	$284,918	$212,337

Condensed Statements of Operations

	Years ended
	December 31,
	2011	2010	2009
	(in thousands)
Income
Other income	$18,239	$13,841	$266
Total income	18,239	13,841	266

Expense
Interest on subordinated debentures	863	864	883
Interest on notes payable	-	-	15
Non-interest expense	18,769	14,321	622
Total expense	19,632	15,185	1,520
Equity in undistributed income of subsidiaries	9,824	6,136	4,963
Income before tax benefit	8,431	4,792	3,709
Income tax (benefit)	(487)	(430)	(393)
Net income	8,918	5,222	4,102
Less preferred dividends and accretion	-	(6,242)	(3,760)
Income allocated to Series A preferred shareholders	-	-	-
Net income available to common shareholders	$8,918	$(1,020)	$342

Condensed Statements of Cash Flows
	Years ended
	December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$8,918	$5,222	$4,102
(Increase) decrease in other assets	1,407	(554)	(725)
Increase (decrease) in other liabilities	8	(296)	300
Stock based compensation expense	1,800	590	153
Equity in undistributed (income) loss of subsidiaries	(9,824)	(6,136)	(4,963)
Net cash used in (provided by) operating activities	2,309	(1,174)	(1,133)

Investing activities
Purchase of equity security	(3,000)	-	-
Net cash used in investing activities	(3,000)	-	-

Financing activities
Dividends on preferred stock	-	(433)	(2,293)
Proceeds (repayment) from short term borrowings	-	-	(1,000)
Redemption of series B preferred stock	-	(45,220)	-
Repurchase of warrants	-	(4,754)	-
Proceeds from the issuance of common stock	54,501	-	62,099
Purchase of treasury stock	(866)	-	-
Net cash provided by (used in) financing activities	53,635	(50,407)	58,806
Net increase (decrease) in cash and cash equivalents	52,944	(51,581)	57,673
Cash and cash equivalents, beginning of year	20,347	71,928	14,255
Cash and cash equivalents, end of year	$73,291	$20,347	$71,928

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

 Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.  This report follows under the heading “Report of Independent Registered Public Accounting Firm”.

 Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited The Bancorp, Inc. (a Delaware corporation) and its subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Bancorp, Inc. and its subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, The Bancorp, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bancorp, Inc. and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 13, 2012

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2012 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2012 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans *
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	862,750	$11.03	23,000
2003 Omnibus plan	536,615	$10.87	0
2005 Omnibus plan	905,750	$10.36	24,875
Stock option and equity plan of 2011	500,000	$7.36	900,000
Total	2,805,115	$10.13	947,875

* All plans authorized have been approved by shareholders.

Additional information included in the 2012 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2012Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2012 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2011 and 2010
Consolidated Statement of Operations for the three years ended December 31, 2011
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2011
Consolidated Statement of Cash Flows for the three years ended December 31, 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Amendment #1 to Bylaws (8)

4.1	Specimen stock certificate(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(3)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(3)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(3)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(4)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(5)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(5)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(6)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Stock Option and Equity Plan of 2011(7)

10.10	Form of Grant of Stock Option under the 2011 Plan (7)

12.1	Ratio of earnings to fixed changes
21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our current report on Form 8-K filed December 16, 2008, and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.

(4)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 13, 2012	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen	Chief Executive Officer and Director	March 13, 2012
BETSY Z. COHEN	(principal executive officer)

/s/ Frank M. Mastrangelo	President, Chief Operating Officer	March 13, 2012
FRANK M. MASTRANGELO	and Director

/s/ Daniel G. Cohen	Director	March 13, 2012
DANIEL G. COHEN

/s/ Walter T. Beach	Director	March 13, 2012
WALTER T. BEACH

/s/ Michael J. Bradley	Director	March 13, 2012
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 13, 2012
MATTHEW COHN

/s/ William H. Lamb	Director	March 13, 2012
WILLIAM H. LAMB

/s/ James J. McEntee III	Director	March 13, 2012
JAMES J. MCENTEE III

/s/ Linda Schaeffer	Director	March 13, 2012
LINDA SCHAEFFER

/s/ Joan Specter	Director	March 13, 2012
JOAN SPECTER

/s/ Paul Frenkiel	Executive Vice President of Strategy,	March 13, 2012
PAUL FRENKIEL	Chief Financial Officer and Secretary (principal accounting officer)