Form 10-Q
period 2012-03-31
Bancorp, Inc.
filed 2012-05-10
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

As of May 2, 2012 there were 33,101,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$142,123	$96,228
Interest earning deposits at Federal Reserve Bank	1,663,664	652,946
Total cash and cash equivalents	1,805,787	749,174

Investment securities, available-for-sale, at fair value	481,553	448,204
Investment securities, held-to-maturity (fair value $13,700 and $13,826, respectively)	17,971	18,044
Federal Home Loan and Atlantic Central Bankers Bank stock	4,836	5,088
Loans, net of deferred loan costs	1,748,867	1,744,828
Allowance for loan and lease losses	(31,500)	(29,568)
Loans, net	1,717,367	1,715,260
Premises and equipment, net	8,514	8,358
Accrued interest receivable	9,032	8,476
Intangible assets, net	7,754	8,004
Other real estate owned	7,726	7,405
Deferred tax asset, net	20,804	21,941
Other assets	22,703	20,727
Total assets	$4,104,047	$3,010,681

LIABILITIES
Deposits
Demand (non-interest bearing)	$2,441,256	$1,424,913
Savings, money market and interest checking	1,302,538	1,222,368
Time deposits	20,637	25,528
Time deposits, $100,000 and over	9,447	9,742
Total deposits	3,773,878	2,682,551

Securities sold under agreements to repurchase	25,906	33,177
Accrued interest payable	129	123
Subordinated debenture	13,401	13,401
Other liabilities	12,500	9,950
Total liabilities	3,825,814	2,739,202

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,101,281 and 33,096,281
shares issued at March 31, 2012 and December 31, 2011, respectively	33,201	33,196
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	242,661	241,997
Accumulated deficit	(5,305)	(9,277)
Accumulated other comprehensive income	8,542	6,429
Total shareholders' equity	278,233	271,479

Total liabilities and shareholders' equity	$4,104,047	$3,010,681

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$18,946	$18,293
Interest on investment securities:
Taxable interest	3,190	1,557
Tax-exempt interest	693	672
Interest bearing deposits	1,053	515
	23,882	21,037
Interest expense
Deposits	2,722	2,605
Securities sold under agreements to repurchase	27	16
Short-term borrowings	-	3
Subordinated debenture	217	215
	2,966	2,839
Net interest income	20,916	18,198
Provision for loan and lease losses	5,220	4,672
Net interest income after provision for loan and lease losses	15,696	13,526

Non-interest income
Service fees on deposit accounts	905	635
Merchant credit card processing and ACH fees	673	569
Prepaid fees	9,046	4,755
Other than temporary impairment on securities held-to-maturity (1)	-	(75)
Leasing income	950	704
Debit card income	159	372
Affinity fees	432	21
Other	125	702
Total non-interest income	12,290	7,683

Non-interest expense
Salaries and employee benefits	9,616	6,980
Depreciation and amortization	806	729
Rent and related occupancy cost	797	699
Data processing expense	2,643	2,393
Printing and supplies	456	282
Audit expense	302	260
Legal expense	536	500
Amortization of intangible assets	250	250
Losses and write downs on other real estate owned	1,451	52
FDIC Insurance	934	1,212
Software, maintenance and equipment	431	366
Other real estate owned expense	159	167
Other	3,406	3,200
Total non-interest expense	21,787	17,090
Net income before income tax	6,199	4,119
Income tax provision	2,227	1,431
Net income available to common shareholders	$3,972	$2,688
Net income per share - basic	$0.12	$0.10
Net income per share - diluted	$0.12	$0.10

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2012	2011
	(in thousands)

Net income	$3,972	$2,688
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gain arising during the period	3,248	1,598
Amortization of losses previously held as available for sale	3	12
	3,251	1,610
Deferred tax expense
Unrealized holding gain arising during the period	1,137	543
Amortization of losses previously held as available for sale	1	4
	1,138	547

Other comprehensive income	2,113	1,063
Comprehensive income	$6,085	$3,751

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY For the three months ended March 31, 2012 (in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	income	Total

Balance at January 1, 2012	33,196,281	$33,196	$(866)	$241,997	$(9,277)	$6,429	$271,479
Net income					3,972		3,972
Common stock issued from option exercises, net of tax benefits	5,000	5	-	34	-	-	39
Stock-based compensation	-	-	-	630	-	-	630
Other comprehensive income, net of reclassification adjustments and tax	-	-	-	-	-	2,113	2,113

Balance at March 31, 2012	33,201,281	$33,201	$(866)	$242,661	$(5,305)	$8,542	$278,233

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended
	March 31,
	2012	2011
Operating activities
Net income	$3,972	$2,688
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,056	979
Provision for loan and lease losses	5,220	4,672
Net amortization of investment securities discounts/premiums	124	105
Stock-based compensation expense	630	416
Mortgage loans originated for sale	-	(458)
Sale of mortgage loans originated for resale	-	454
Gain on sale of mortgage loans originated for resale	-	(4)
Deferred income tax benefit	2	-
Gain on sales of fixed assets	-	(2)
Other than temporary impairment on securities held-to-maturity	-	75
Losses on sale and write downs of other real estate owned	1,451	52
(Increase) decrease in accrued interest receivable	(556)	71
Decrease in interest payable	6	25
Increase in other assets	(2,139)	(1,571)
Increase in other liabilities	2,550	5,842
Net cash provided by operating activities	12,316	13,344

Investing activities
Purchase of investment securities available-for-sale	(50,401)	(79,256)
Proceeds from redemptions and repayment of securities available-for-sale	20,504	38,275
Proceeds from sale of other real estate owned	118	173
Net increase in loans	(9,217)	(21,472)
Proceeds from sale of fixed assets	69	39
Purchases of premises and equipment	(869)	(418)
Net cash used in investing activities	(39,796)	(62,659)

Financing activities
Net increase in deposits	1,091,327	507,012
Net (decrease) increase in securities sold under agreements to repurchase	(7,271)	5,400
Repayment of short-term borrowings and federal funds purchased	-	(136,000)
Proceeds from issuance of common stock	-	54,528
Proceeds from the exercise of options	39	-
Excess tax benefit from share-based payment arrangements	(2)	-
Net cash provided by financing activities	1,084,093	430,940

Net increase in cash and cash equivalents	1,056,613	381,625

Cash and cash equivalents, beginning of period	749,174	472,319

Cash and cash equivalents, end of period	$1,805,787	$853,944

Supplemental disclosure:
Interest paid	$2,960	$2,814
Taxes paid	$422	$575
Transfers of loans to other real estate owned	$1,890	$1,489

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2012 and for the three month period ended March 31, 2012 and 2011, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K report). The results of operations for the three month period ended March 31, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2012, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 21, 2012, incorporated therein by reference.

The Company granted 500,000 common stock options in the first quarter of 2012, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06. During the first quarter of 2011, the Company granted no stock options.  There were 5,000 stock options exercised for the three month period ending March 31, 2012 and no stock options exercised for the three month period ending March 31, 2011.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2012	2011
Risk-free interest rate	1.97%	-
Expected dividend yield	-	-
Expected volatility	72.90%	-
Expected lives (years)	4.83	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the three month period ended March 31, 2012 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

As of March 31, 2012, there was a total of $7.0 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 2.9 years.  Related compensation expense for the three months ended March 31, 2012 and 2011 was $630,000 and $416,000 respectively.

A summary of the status of the Company’s equity compensations plans is presented below.

	Shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except per share data)

Outstanding at January 1, 2012	2,745,115	$10.10
Granted	500,000	8.50	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(2,000)	7.81	-	-
Outstanding at March 31, 2012	3,243,115	$9.85	6.72	$-
Exercisable at March 31, 2012	1,446,365		3.80	$-

A summary of the status of the Company’s stock appreciation rights is presented below.

	Shares	Weighted- average price	Average remaining contractual term (years)

Outstanding at January 1, 2012	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(60,000)	11.41	-
Outstanding at March 31, 2012	-	$-	-

Note 4. Earnings Per Share

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,972	33,097,325	$0.12
Effect of dilutive securities
Common stock options	-	9,712	-
Diluted earnings per share
Net income available to common shareholders	$3,972	33,107,037	$0.12

Stock options for 1,604,115 shares, exercisable at prices between $10.00 and $25.43 per share, were outstanding at March 31, 2012 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the three months ended
	March 31, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$2,688	28,051,948	$0.10
Effect of dilutive securities
Stock options	-	6,385	-
Diluted earnings per share
Net income available to common shareholders	$2,688	28,058,333	$0.10

Stock options for 2,201,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 share, were outstanding at March 31, 2011 but were not included in the dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

Available-for-sale	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$8,946	$175	$-	$9,121
Tax-exempt obligations of states and political subdivisions	101,329	3,912	(10)	105,231
Taxable obligations of states and political subdivisions	52,438	2,475	(57)	54,856
Residential mortgage-backed securities	177,646	3,718	(120)	181,244
Commercial mortgage-backed securities	86,587	3,223	(118)	89,692
Other debt securities	37,575	1,156	(421)	38,310
Other equity securities	3,000	99	-	3,099
	$467,521	$14,758	$(726)	$481,553

Held-to-maturity	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,336	$140	$(4,124)	$12,352
Other debt securities - pooled	1,635	-	(287)	1,348
	$17,971	$140	$(4,411)	$13,700

Available-for-sale	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,087	$198	$-	$9,285
Tax-exempt obligations of states and political subdivisions	94,227	3,580	(8)	97,799
Taxable obligations of states and political subdivisions	50,778	2,149	(60)	52,867
Residential mortgage-backed securities	190,214	3,582	(111)	193,685
Commercial mortgage-backed securities	51,242	875	(56)	52,061
Other debt securities	38,873	1,058	(399)	39,532
Other equity securities	3,000	-	(25)	2,975
	$437,421	$11,442	$(659)	$448,204

Held-to-maturity	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,337	$138	$(4,051)	$12,424
Other debt securities - pooled	1,707	-	(305)	1,402
	$18,044	$138	$(4,356)	$13,826

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.8 million at March 31, 2012 and $5.1 million at December 31, 2011.

The amortized cost and fair value of the Company’s investment securities at March 31, 2012, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$73,902	$74,212	$-	$-
Due after one year through five years	38,947	39,795	-	-
Due after five years through ten years	18,818	19,764	3,256	2,849
Due after ten years	332,854	344,683	14,715	10,851
Other equity securities	3,000	3,099	-	-
	$467,521	$481,553	$17,971	$13,700

At March 31, 2012 and December 31, 2011, investment securities with a book value of approximately $41.7 million and $44.6 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company did not recognize any other-than-temporary impairment charges in the first three months of 2012 as compared to $75,000 on one trust preferred pooled security in the first three months of 2011.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2012 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and political subdivisions	6	$4,520	$(10)	$-	$-	$4,520	$(10)
Taxable obligations of states and political subdivisions	10	16,606	(57)	-	-	16,606	(57)
Residential mortgage-backed securities	8	12,747	(119)	35	(1)	12,782	(120)
Commercial mortgage-backed securities	4	29,661	(118)	-	-	29,661	(118)
Other debt securities	3	9,715	(24)	2,443	(397)	12,158	(421)
Total temporarily impaired investment securities	31	$73,249	$(328)	$2,478	$(398)	$75,727	$(726)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,952	$(4,124)	$7,952	$(4,124)
Other debt securities - pooled	2	-	-	1,348	(287)	1,348	(287)
Total temporarily impaired investment securities	4	$-	$-	$9,300	$(4,411)	$9,300	$(4,411)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2011 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Tax-exempt obligations of states and political subdivisions	7	$11,104	$(8)	$-	$-	$11,104	$(8)
Taxable obligations of states and political subdivisions	10	16,905	(60)	-	-	16,905	(60)
Residential mortgage-backed securities	5	10,054	(111)	-	-	10,054	(111)
Commercial mortgage-backed securities	4	24,421	(56)	-	-	24,421	(56)
Other debt securities	3	10,929	(93)	2,549	(306)	13,478	(399)
Other equity securities	1	2,975	(25)	-	-	2,975	(25)
Total temporarily impaired investment securities	30	$76,388	$(353)	$2,549	$(306)	$78,937	$(659)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$8,021	$(4,051)	$8,021	$(4,051)
Other debt securities - pooled	2	-	-	1,402	(305)	1,402	(305)
Total temporarily impaired investment securities	4	$-	$-	$9,423	$(4,356)	$9,423	$(4,356)

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at March 31, 2012 consist of four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.6 million.

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

Major classifications of loans are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commercial	$445,912	$450,411
Commercial mortgage *	617,871	609,487
Construction	248,232	246,611
Total commercial loans	1,312,015	1,306,509
Direct lease financing	130,321	129,682
Residential mortgage	94,438	96,110
Consumer loans and others	208,584	209,041
	1,745,358	1,741,342
Unamortized loan costs	3,509	3,486
Total loans, net of deferred loan costs	$1,748,867	$1,744,828

Supplemental loan data:
Construction 1-4 family	$85,461	$85,189
Commercial construction, acquisition and development	162,771	161,422
	$248,232	$246,611

* At March 31, 2012, our owner occupied loans amounted to $144.0 million, or 23.3% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

The Company has identified twenty-eight loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $21.4 million at March 31, 2012, of which $17.2 million had a specific reserve of $8.8 million. The remaining $4.2 million of impaired loans did not have a reserve. Included within the impaired loans at March 31, 2012 are seven troubled debt restructured loans with a balance of $7.8 million with a total specific reserve of $3.3 million.  The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $357,000 in first quarter 2012 if interest on impaired loans had been accrued. The balance of impaired loans was $17.6 million at December 31, 2011, of which $14.5 million had specific reserves of $5.9 million.  The Company did not recognize interest income on impaired loans in first quarter ended March 31, 2012 and 2011, respectively.

The following table provides information about impaired loans at March 31, 2012 and December 31, 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2012
Without an allowance recorded
Construction	$827	$827	$-	$414	$-
Commercial mortgage	1,169	1,500	-	584	-
Commercial	1,262	2,995	-	1,081	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	632	-
With an allowance recorded
Construction	9,824	9,905	5,259	7,387	-
Commercial mortgage	2,654	2,654	1,133	3,163	-
Commercial	4,756	4,952	2,376	5,153	-
Consumer - home equity	-	-	-	162	-
Residential	-	-	-	-	-
Total
Construction	$10,651	$10,732	$5,259	$7,801	$-
Commercial mortgage	$3,823	$4,154	$1,133	$3,747	$-
Commercial	$6,018	$7,947	$2,376	$6,234	$-
Consumer - home equity	$927	$927	$-	$1,089	$-
Residential	$-	$-	$-	$632	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2012 or December 31, 2011):

	March 31,	December 31,
	2012	2011
	(in thousands)

Non-accrual loans
Construction *	$10,375	$4,949
Commercial mortgage *	3,609	3,672
Commercial *	6,018	6,450
Consumer	927	1,252
Residential	-	1,264
Total non-accrual loans	20,929	17,587

Loans past due 90 days or more	3,914	4,101
Total non-performing loans	24,843	21,688
Other real estate owned	7,726	7,405
Total non-performing assets	$32,569	$29,093

* Included in the non-accrual loans as of March 31, 2012 are five troubled debt restructured loans.  $748,000 in commercial mortgage, $3.2 million in commercial, and $3.4 million in construction.

The Company’s loans that were modified and considered troubled debt restructurings in the three month period ended March 31, 2012 and year ended December 31, 2011 were already included in non-accrual and non-performing loan totals and are further detailed as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$3,155	$3,155	-	$-	$-
Commercial mortgage	2	962	962	1	759	759
Construction	4	3,701	3,701	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	7	$7,818	$7,818	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructurings loans during the three months ended March 31, 2012 and year ended December 31, 2011.  All of the loans were already included in non-accrual and non-performing loans.

	March 31, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
	(in thousands)
Commercial	$-	$3,155	$-	$-	$-	$-
Commercial mortgage	748	214	-	759	-	-
Construction	-	3,701	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$748	$7,070	$-	$1,123	$-	$-

As of March 31, 2012 and December 31, 2011, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(1,457)	(991)	(702)	-	(172)	(86)	-	(3,408)
Recoveries	35	1	1	83	-	-	-	120
Provision	1,342	698	4,007	(248)	50	52	(681)	5,220
Ending balance	$10,134	$8,982	$8,658	$1,925	$1,224	$220	$357	$31,500

Ending balance: Individually evaluated for impairment	$2,376	$1,133	$5,259	$-	$-	$-	$-	$8,768

Ending balance: Collectively evaluated for impairment	$7,758	$7,849	$3,399	$1,925	$1,224	$220	$357	$22,732

Loans:
Ending balance	$445,912	$617,871	$248,232	$94,438	$208,584	$130,321	$3,509	$1,748,867

Ending balance: Individually evaluated for impairment	$6,018	$3,823	$10,651	$-	$927	$-	$-	$21,419

Ending balance: Collectively evaluated for impairment	$439,894	$614,048	$237,581	$94,438	$207,657	$130,321	$3,509	$1,727,448

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4)	(102)	(2,143)	(31)	(668)	-	-	(2,948)
Recoveries	2	12	1	-	-	-	-	15
Provision	1,322	(639)	1,737	752	1,199	31	270	4,672
Ending balance	$7,371	$8,772	$4,625	$2,836	$1,109	$195	$894	$25,802

Ending balance: Individually evaluated for impairment	$1,347	$419	$611	$1,340	$428	$-	$-	$4,145

Ending balance: Collectively evaluated for impairment	$6,024	$8,353	$4,014	$1,496	$681	$195	$894	$21,657

Loans:
Ending balance	$430,081	$601,046	$202,105	$94,682	$197,876	$107,624	$2,839	$1,636,253

Ending balance: Individually evaluated for impairment	$2,544	$2,785	$1,695	$6,571	$633	$-	$-	$14,228

Ending balance: Collectively evaluated for impairment	$427,537	$598,261	$200,410	$88,111	$197,243	$107,624	$2,839	$1,622,025

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2012 or December 31, 2011.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

Age Analysis of Past Due Loans

March 31, 2012	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non-accrual	Total past due	Current	Total loans
Commercial	$-	$241	$955	$6,018	$7,214	$438,698	$445,912
Commercial mortgage	-	-	1,900	3,609	5,509	612,362	617,871
Construction	3,009	-	667	10,375	14,051	234,181	248,232
Direct lease financing	1,260	54	392	-	1,706	128,615	130,321
Consumer - other	-	-	-	927	927	163,380	164,307
Consumer - home equity	-	20	-	-	20	44,257	44,277
Residential mortgage	-	-	-	-	-	94,438	94,438
Unamortized costs	-	-	-	-	-	3,509	3,509
	$4,269	$315	$3,914	$20,929	$29,427	$1,719,440	$1,748,867

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

The following table classifies loans by categories which are used throughout the industry as of March 31, 2012 and December 31, 2011 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Risk Rating
Pass	$309,456	$320,287	$172,949	$176,824	$483,820	$476,421	$28,714	$28,981
Special Mention	1,046	1,049	-	-	21,615	21,615	-	-
Substandard	7,209	7,696	11,042	6,716	7,461	6,867	-	1,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	128,201	121,379	64,241	63,071	104,975	104,584	65,724	65,865
Total	$445,912	$450,411	$248,232	$246,611	$617,871	$609,487	$94,438	$96,110
Unrated subject to review	42%	50%	86%	79%	37%	25%	5%	3%

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Risk Rating
Pass	$62,691	$64,236	$13,919	$12,025	$-	$-	$1,071,549	$1,078,774
Special Mention	-	-	-	-	-	-	22,661	22,664
Substandard	2,366	2,718	104	649	-	-	28,182	25,910
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	143,527	142,087	116,298	117,008	3,509	3,486	626,475	617,480
Total	$208,584	$209,041	$130,321	$129,682	$3,509	$3,486	$1,748,867	$1,744,828
Unrated subject to review	4%	2%	24%	25%	0%	0%	30%	28%

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. The loan portfolio review coverage was approximately 64% at March 31, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank.  RAIT paid the Company approximately $75,000 and $73,000, for the three months ended March 31, 2012 and 2011, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Chairman of the Board of Resource America, Inc is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense for the three months ended March 31, 2012 was $26,000.

The Bank maintains deposits for various affiliated companies totaling approximately $90.4 million and $88.8 million as of March 31, 2012 and December 31, 2011, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2012, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At March 31, 2012, loans to these related parties amounted to $31.5 million as compared to $32.4 million at December 31, 2011.

The Bank participated in a loan in the ordinary course of business in 2008 that was originated by RAIT. The outstanding participation has never been delinquent and amounted to $21.7 million at March 31, 2012.  The Bank has a senior position on the loan.

The Company executed security transactions through PrinceRidge, a brokerage firm in which the Company’s Chairman is a principal.  For the three months ended March 31, 2012 a total of $24.0 million of securities rated AAA by at least one ratings agency were purchased from that firm at market, the market price having been confirmed by a independent security advisor.  All of the securities purchased were commercial mortgage-backed securities.  The Company does not pay a separate fee or commission to PrinceRidge. We do not have information as to PrinceRidge’s actual profits or losses. All of the purchases were classified as available for sale.

Note 8. Fair Value Measurements

FASB ASC topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the FASB ASC 820, Fair Value Measurements and Disclosures, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $1.81 billion and $749.2 million as of March 31, 2012 and December 31, 2011, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at March 31, 2012 and December 31, 2011 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

The estimated fair values of demand deposits (i.e. interest-and noninterest-bearing checking accounts, savings, and certain types of demand and money market accounts are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at March 31, 2012, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

	March 31, 2012
	Carrying amount	Estimated fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$1,805,787	$1,805,787	$1,805,787	$-	$-
Investment securities available-for-sale	481,553	481,553	3,099	477,833	621
Investment securities held-to-maturity	17,971	13,700	-	-	13,700
Federal Home Loan and Atlantic Central Bankers Bank stock	4,836	4,836	4,836	-	-
Loans receivable, net	1,748,867	1,721,830	-	-	1,721,830
Demand deposits	2,441,256	2,441,256	2,441,256	-	-
Savings, money market and interest checking	1,302,538	1,302,538	1,302,538	-	-
Time deposits	30,084	30,206	-	-	30,206
Subordinated debenture	13,401	9,275	-	-	9,275
Securities sold under agreements to repurchase	25,906	25,906	25,906	-	-
Accrued interest payable	129	129	129	-	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
	(in thousands)
Cash and cash equivalents	$749,174	$749,174
Investment securities available-for-sale	448,204	448,204
Investment securities held-to-maturity	18,044	13,826
Federal Home Loan and Atlantic Central Bankers Bank stock	5,088	5,088
Loans receivable, net	1,744,828	1,718,698
Demand deposits	1,424,913	1,424,913
Savings, money market and interest checking	1,222,368	1,222,368
Time deposits	35,270	35,336
Subordinated debenture	13,401	9,287
Securities sold under agreements to repurchase	33,177	33,177
Accrued interest payable	123	123

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

		Fair Value Measurements at Reporting Date Using
	Fair value March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
U.S. Government agency securities	$9,121	$-	$9,121	$-
Obligations of states and political subdivisions	160,087	-	160,087	-
Residential mortgage-backed securities	181,244	-	181,244	-
Commercial mortgage-backed securities	89,692	-	89,692	-
Other debt securities	38,310	-	37,689	621
Other equity securities	3,099	3,099	-	-
	$481,553	$3,099	$477,833	$621

		Fair Value Measurements at Reporting Date Using
	Fair value December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment
U.S. Government agency securities	$9,285	$-	$9,285	$-
Obligations of states and political subdivisions	150,666	-	150,666	-
Residential mortgage-backed securities	193,685	-	193,685	-
Commercial mortgage-backed securities	52,061	-	52,061	-
Other debt securities	39,532	-	38,902	630
Other equity securities	2,975	2,975	-	-
	$448,204	$2,975	$444,599	$630

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	March 31, 2012	December 31, 2011
Beginning balance	$630	$748
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(2)
Included in other comprehensive income	6	(62)
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(15)	(54)
Ending balance	$621	$630

The other debt securities included in level 3 at March 31, 2012 and December 31, 2011 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active markets for identical	Significant other observable	Significant unobservable
		assets	inputs	inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$21,419	$-	$-	$21,419
Other real estate owned	7,726	-	-	7,726
	$29,145	$-	$-	$29,145

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active markets for identical	Significant other observable	Significant unobservable
	December 31,	assets	inputs	inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,587	$-	$-	$17,587
Other real estate owned	7,405	-	-	7,405
	$24,992	$-	$-	$24,992

At March 31, 2012, impaired loans that are collateral dependent have been presented at their fair value, less costs to sell of $21.4 million through the establishment of specific reserves and other write downs of $8.8 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at March 31, 2012 were troubled debt restructured loans with a balance of $7.8 million which have a specific reserve of $3.3 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its March 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 10. Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.  The reclassifications had no effect on net income, total assets or shareholders’ equity.

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

FASB Accounting Standards Update No. 2011-04.  In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This accounting standard results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements. (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position. (4) ASU No. 2011-04 aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-05.  In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Presentation of Comprehensive Income.  This accounting standard allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in the addition of a statement of comprehensive income, but did not otherwise have a material impact on the Company’s consolidated financial statements.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services and related banking services, which include private label banking, healthcare accounts, prepaid and debit cards, and merchant card processing to both regional and national markets.

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

Current Developments

As described in “Recent Developments” in our September 30, 2011 Form 10-Q and December 31, 2011 Form 10-K, the advisors of a third party customer, through which we provide deposit accounts, notified the third party that some of its overdraft charging practices might be deemed by the FDIC to be in violation of applicable regulations.  Following this notification, we and our customer changed the practices and by September 30, 2010 we believe these practices were in accordance with FDIC guidance in Financial Institution Letter number 81 issued on November 24, 2010. The FDIC has notified us that a formal action should be anticipated in connection with various compliance and third party risk management issues including past overdraft charging practices, collections practices and transaction error resolution practices in alleged violation of Section 5 of the Federal Trade Commission Act. We believe that the alleged violations will result in an order requiring restitution, and civil money penalties may be assessed against the Bank.  The Bank may also face civil litigation with respect to the alleged practices.  Our customer has contractually indemnified the Bank for portions of such liabilities. The Bank believes that such indemnification would be collectible.  We have significantly augmented our compliance and third party risk management staff, which with other compliance related expenditures, has and will result in certain increases in non-interest expense  On May 4, 2012 we terminated this customer relationship. Amounts exceeding related deposits were maintained at the Federal Reserve Bank.  Accordingly there was no material impact on liquidity and interest expense is not expected to materially increase.

Results of Operations

First quarter 2012 to first quarter 2011

Net Income:  Net income for the first quarter of 2012 was $4.0 million, compared to $2.7 million for the first quarter of 2011. The $1.3 million, or 48% increase, reflected a $2.7 million increase in net interest income and a $4.5 million increase in non-interest income (excluding other-than-temporary impairment) which were partially offset by a $4.6 million increase in non-interest expense.  Non-interest income (excluding other-than-temporary-impairment) increased to $12.3 million in first quarter 2012 from $7.7 million in first quarter 2011, primarily due to increases in prepaid card income, which reflected an increased volume of accounts and related transaction fees.  First quarter prepaid income reflected significantly higher seasonal electronic refund volume compared to the prior year period.  Other non-interest income categories increased as a result of both volume of transactions and service charges on certain health savings accounts.  Higher net interest income primarily resulted from higher investment security and loan interest.  Diluted earnings per share were $0.12 in first quarter 2012 compared to $0.10 in the first quarter of 2011.  Return on average assets was 0.39% and return on average equity was 5.84% for the first quarter of 2012, as compared to 0.36% and 5.07%, respectively, for the first quarter of 2011.

Net Interest Income:  Our net interest income for first quarter 2012 increased to $20.9 million, an increase of $2.7 million or 14.9% from $18.2 million in first quarter 2011. Our interest income for first quarter 2012 increased to $23.9 million, an increase of $2.8 million or 13.5% from $21.0 million for first quarter 2011.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $466.3 million for first quarter 2012 from $257.1 million for first quarter 2011, while related interest income increased $1.6 million.  Our average loans and leases increased to $1.74 billion for first quarter 2012 from $1.63 billion for first quarter 2011, while related interest income increased $653,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2012 decreased to 2.19% from 2.73% in first quarter of 2011, a decrease of 54 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality.  Deposits deemed to be seasonal deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Federal Reserve Bank deposits are included in interest earning deposits in the balance sheet, thereby lowering the net interest margin.  In first quarter 2012, the average yield on our loans decreased to 4.34% from 4.49% for first quarter 2011, a decrease of 15 basis points.  However, we also experienced a decrease in the cost of our deposits from 0.38% to 0.29%.  Yields on taxable investment securities were lower at 3.45% compared to 3.47%, respectively, a decrease of 2 basis points principally as a result of adding investment securities with shorter average lives which typically have lower yields. Average interest earning deposits increased $865.4 million to $1.70 billion in first quarter 2012 from $833.1 million in first quarter 2011, reflecting deposit seasonality.  These funds earn interest at a rate of 25 basis points which caused our asset yield and net interest margin to decrease in first quarter 2012.  Balances from our largest affinity group have significant seasonal fluctuations, but have been maintained at least at $377 million and are included in our demand (non-interest bearing) deposits. We have deposited these balances at the Federal Reserve Bank or invested them in short term investments. We have liquidity sources significantly in excess of those balances, and monitor our liquidity daily.  The yield on interest bearing deposits decreased to 0.71% for first quarter 2012 from 0.81% for first quarter 2011, a decrease of 10 basis points due to growth in lower cost deposits and continuing rate reductions.  We have been changing our deposit mix by reducing time deposits and higher cost funding in various deposit categories.  The interest cost of total deposits and interest bearing liabilities amounted to 0.31% for first quarter 2012 compared to 0.41% in first quarter 2011.  The decrease is the result of continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand (non-interesting bearing) deposits.  In first quarter 2012, average demand (non-interest bearing) deposits amounted to $2.49 billion, compared to $1.65 billion in first quarter 2011.  In addition to continuing deposit growth in traditional categories including wealth management, health savings, merchant processing, prepaid cards, in addition to traditional growth, grew particularly in the electronic tax refund balances.  The majority of those balances will likely be concentrated in the first and second quarters coinciding with the primary tax filing season.    In first quarter 2012, average deposits amounted to $3.78 billion, compared to $2.73 billion in first quarter 2011.  (See “Current Developments” for more information about the affinity group referred to above).

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended March 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,733,736	$18,823	4.34%	$1,627,928	$18,260	4.49%
Leases - bank qualified*	10,439	189	7.24%	2,344	50	8.53%
Investment securities-taxable	369,921	3,190	3.45%	179,469	1,557	3.47%
Investment securities-nontaxable*	96,384	1,066	4.42%	77,592	1,011	5.21%
Interest earning deposits at Federal Reserve Bank	1,698,456	1,053	0.25%	833,085	515	0.25%
Net interest earning assets	3,908,936	24,321	2.49%	2,720,418	21,393	3.15%

Allowance for loan and lease losses	(30,638)			(24,811)
Other assets	229,504			292,667
	$4,107,802			$2,988,274

Liabilities and shareholders' equity:
Deposits:
Demand (non-interest bearing) **	$2,487,860	$412	0.07%	$1,647,682	$425	0.10%
Interest bearing deposits
Interest checking	804,788	1,582	0.79%	714,846	1,421	0.80%
Savings and money market	457,855	631	0.55%	321,472	655	0.82%
Time	31,355	97	1.24%	46,507	104	0.89%
Total interest bearing deposits	1,293,998	2,310	0.71%	1,082,825	2,180	0.81%
Total deposits	3,781,858	2,722	0.29%	2,730,507	2,605	0.38%

Short term borrowings	-	-	0.00%	3,022	3	0.40%
Repurchase agreements	28,259	27	0.38%	17,030	16	0.38%
Subordinated debt	13,401	217	6.48%	13,401	215	6.42%
Net interest bearing liabilities	1,335,658	2,554	0.76%	1,116,278	2,414	0.87%
Total deposits and interest bearing liabilities	3,823,518	2,966	0.31%	2,763,960	2,839	0.41%

Other liabilities	10,598			9,435
Total liabilities	3,834,116			2,773,395

Shareholders' equity	273,686			214,879
	$4,107,802			$2,988,274

Net interest income on tax equivalent basis *		$21,355			$18,554

Tax equivalent adjustment		439			356

Net interest income		$20,916			$18,198

Net interest margin *			2.19%			2.73%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

For first quarter 2012, average interest earning assets increased to $3.91 billion, an increase of $1.19 billion or 43.7% from first quarter 2011.  The increase reflected increased average balances of loans and leases of $113.9 million or 7.0%, and increased average balances of investment securities of $209.2 million or 81.4%.  Average demand deposits increased $840.2 million or 51.0% while average interest checking deposits increased $89.9 million or 12.6%. Average savings and money market deposits increased $136.4 million or 42.4%. The Bank experienced growth in deposits relating to prepaid, wealth management, healthcare, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.2 million for the first quarter of 2012 compared to $4.7 million for the first quarter of 2011.  The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  That evaluation reflected the impact of higher levels of charge-offs which totaled $3.4 million in first quarter 2012 as compared to $2.9 million in first quarter 2011.  At March 31, 2012, our allowance for loan and lease losses amounted to $31.5 million or 1.80% of total loans as compared to $29.6 million or 1.69% of total loans at December 31, 2011.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $12.3 million in first quarter 2012 compared to $7.8 million in first quarter 2011 before OTTI of $75,000 in the first quarter of 2011. The $4.5 million or 58.4% increase in first quarter 2012 compared to first quarter 2011 primarily reflected increases in prepaid card transaction volume. Those increases were reflected in a $4.3 million or 90.2% increase in prepaid fees to $9.0 million for first quarter 2012 from $4.8 million for first quarter 2011.  First quarter prepaid income is impacted by our electronic tax refund business which increased significantly over the prior year period and which is concentrated in the primary tax filing season.  It also reflected increases in service fees on deposit accounts of $270,000 or 42.5% to $905,000 for first quarter 2012 from $635,000 for first quarter 2011 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $411,000 to $432,000 for first quarter 2012 from $21,000 for first quarter 2011.  This increase resulted primarily from an increase in fees from one affinity relationship.  Other non-interest income decreased $577,000 or 82.2% to $125,000 for first quarter 2012 from $702,000 from first quarter 2011.  This decrease was primarily due to a $485,000 legal settlement in favor of the Bank in 2011.

Non-Interest Expense. Total non-interest expense was $21.8 million for first quarter 2012, an increase of $4.7 million or 27.5% over $17.1 million for first quarter 2011.  Salaries and employee benefits amounted to $9.6 million, an increase of $2.6 million or 37.8% over $7.0 million for first quarter 2011.  The increase in salaries and employee benefits reflected staff additions and expense related to customer service and a significantly expanded call center, compliance, prepaid cards and IT, including programming expense and a $213,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 2.0% for our staff.  Depreciation and amortization increased $77,000 or 10.6% to $806,000 in first quarter 2012 from $729,000 in first quarter 2011 which reflected increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent and occupancy increased $98,000 or 14.0% to $797,000 in first quarter 2012 from $699,000 in first quarter 2011 which reflected additional prepaid card, compliance and other office rent.  Data processing increased $250,000 or 10.4% to $2.6 million in first quarter 2012 from $2.4 million in first quarter 2011 due to an increased number of deposit accounts and related transaction volume, partially offset by a reduction in outsourced processing for health savings accounts.  Printing and supplies increased to $456,000, an increase of $174,000 or 61.7% from $282,000 in first quarter 2011 reflecting increased deposit account volume.  Audit expense increased $42,000 or 16.2% to $302,000 for first quarter 2012 from $260,000 in first quarter 2011, reflecting higher information technology (IT) and data security audit costs.  Legal expense increased $36,000 or 7.2% to $536,000 for first quarter 2012 from $500,000 in first quarter 2011, as a result of a variety of matters. Losses and write downs on other real estate owned increased $1.4 million to $1.5 million in the first quarter of 2012 from $52,000 in the first quarter of 2011.  The increase resulted from $602,000 of losses on sale of other real estate with the balance due to write downs to reduce the carrying cost to expected proceeds from sale.  Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $278,000 or 22.9% to $934,000 for first quarter 2012 from $1.2 million in first quarter 2011.  This decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by growth in deposits.  Software, maintenance and equipment expense increased $65,000 or 17.8% to $431,000 in first quarter 2012 from $366,000 in first quarter 2011. This increase included software and hardware for the small business lending unit and for loan, prepaid card, and deposit products as well as increased security and regulatory compliance costs and storage capacity.  Other non-interest expense increased $206,000 or 6.4% to $3.4 million in first quarter 2012 from $3.2 million in first quarter of 2011.  The $206,000 increase resulted primarily from an increase in customer identification verifications for electronic tax refund prepaid cards in first quarter 2012.

Income Taxes.  Income tax expense was $2.2 million for first quarter 2012 compared to $1.4 million in first quarter 2011, an increase of $796,000 or 55.6%.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first quarter 2012 was 35.9% compared to 34.7% in first quarter 2011 reflecting the greater impact of tax exempt income on lower pre-tax income in the prior year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first three months of 2012 was cash inflows from net increases in deposits, which were $1.09 billion. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $429.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of March 31, 2012, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the quarter did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

Included in our cash and cash-equivalents at March 31, 2012 are $1.66 billion of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $30.0 million for the year to date period March 31, 2012 and $41.0 million for the prior year to date period ended March 31, 2011 and net loans, which were $9.2 million for the year to date period March 31, 2012 and $21.5 million for the prior year to date period. At December 31, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $413.4 million and $380.3 million as of March 31, 2012 and December 31, 2011, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2012 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital to average assets ratio	Tier 1 capital to risk-weighted assets ratio	Total capital to risk-weighted assets ratio

As of March 31, 2012
The Company	6.59%	14.94%	16.19%
The Bancorp Bank	5.41%	12.29%	13.54%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2011
The Company	8.69%	14.64%	15.89%
The Bancorp Bank	6.13%	10.34%	11.60%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

The decrease in the Tier 1 capital to average assets ratios at March 31, 2012 compared to December 31, 2011 was primarily the result of deposit seasonality in the first quarter of 2012.  As a result of the May 4, 2012 termination of the largest affinity group (see “Current Developments”) these ratios in ensuing quarters should reflect the impact of the resulting decrease in average assets.  The excess deposits were substantially all maintained at the Federal Reserve Bank.  See Results of Operations – Average Daily Balances.”

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2012. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$750,801	$236,366	$390,773	$165,093	$205,834
Investment securities	16,469	76,608	70,245	63,309	272,893
Interest earning deposits	1,663,664	-	-	-	-
Total interest earning assets	2,430,934	312,974	461,018	228,402	478,727

Interest bearing liabilities:
Demand deposits *	1,611,229	-	-	-	-
Interest checking	417,177	208,589	208,589	-	-
Savings and money market	117,046	234,091	117,046	-	-
Time deposits	1,958	6,526	12,166	9,410	24
Securities sold under agreements to repurchase	25,906	-	-	-	-
Subordinated debenture	3,401	-	-	10,000	-
Total interest bearing liabilities	2,176,717	449,206	337,801	19,410	24
Gap	$254,217	$(136,232)	$123,217	$208,992	$478,703
Cumulative gap	$254,217	$117,985	$241,202	$450,194	$928,897
Gap to assets ratio	6%	-3%	3%	5%	12%
Cumulative gap to assets ratio	6%	3%	6%	11%	23%

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

Financial Condition

General. Our total assets at March 31, 2012 were $4.10 billion, of which our total loans were $1.75 billion. At December 31, 2011 our total assets were $3.01 billion, of which our total loans were $1.74 billion.  Most of the increase in assets at March 31, 2012 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest earning deposits and federal funds sold.  At March 31, 2012, we had a total of $1.66 billion of interest earning deposits as compared to $652.9 million at December 31, 2011.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $499.5 million at March 31, 2012, an increase of $33.3 million or 7.1% from year-end 2011. The increase in investment securities was primarily a result of increased purchases of commercial mortgage-backed securities with at least one AAA rating with expected average lives in the 2-3 year range.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at March 31, 2012 consisted of four single issuer trust preferred securities and two pooled issuer trust preferred securities.  The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.6 million and were collateralized by bank trust preferred securities.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2012:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
	(in thousands)
Security A	$1,887	$2,000	$113	Not rated
Security B	2,373	2,400	27	Not rated
Security C	3,255	2,849	(406)	Not rated
Security D	8,821	5,103	(3,718)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2012:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$869	$666	$(203)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	766	682	(84)	Ca	***

* The actual deferrals and defaults as a percentage of the original collateral were 26%. Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** The actual deferrals and defaults as a percentage of the original collateral were 25%. Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is 1.2% every three years with no recoveries.

*** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date March 31, 2012 and December 31, 2011 respectively, we recognized other-than-temporary impairment charges of $0 and $75,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.8 million at March 31, 2012 and $5.1 million at December 31, 2011.

Investment securities with a carrying value of $41.7 million at March 31, 2012 and $44.6 million at December 31, 2011, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loan portfolio. Total loans increased to $1.75 billion at March 31, 2012 from $1.74 billion at December 31, 2011.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2012	2011

Commercial	$445,912	$450,411
Commercial mortgage *	617,871	609,487
Construction	248,232	246,611
Total commercial loans	1,312,015	1,306,509
Direct lease financing	130,321	129,682
Residential mortgage	94,438	96,110
Consumer loans and others	208,584	209,041
	1,745,358	1,741,342
Unamortized loan costs	3,509	3,486
Total loans, net of deferred loan costs	$1,748,867	$1,744,828

Supplemental loan data:
Construction 1-4 family	$85,461	$85,189
Commercial construction, acquisition and development	162,771	161,422
	$248,232	$246,611

* At March 31, 2012, our owner occupied loans amounted to $144.0 million, or 23.3% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 64% of the portfolio was reviewed at March 31, 2012 and approximately 65% of the portfolio was reviewed at December 31, 2011.

The following table presents delinquencies by type of loan as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$-	$241	$955	$6,018	$7,214	$438,698	$445,912
Commercial mortgage	-	-	1,900	3,609	5,509	612,362	617,871
Construction	3,009	-	667	10,375	14,051	234,181	248,232
Direct lease financing	1,260	54	392	-	1,706	128,615	130,321
Consumer - other	-	-	-	927	927	163,380	164,307
Consumer - home equity	-	20	-	-	20	44,257	44,277
Residential mortgage	-	-	-	-	-	94,438	94,438
Unamortized costs	-	-	-	-	-	3,509	3,509
	$4,269	$315	$3,914	$20,929	$29,427	$1,719,440	$1,748,867

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(1,457)	(991)	(702)	-	(172)	(86)	-	(3,408)
Recoveries	35	1	1	83	-	-	-	120
Provision	1,342	698	4,007	(248)	50	52	(681)	5,220
Ending balance	$10,134	$8,982	$8,658	$1,925	$1,224	$220	$357	$31,500

Ending balance: Individually evaluated for impairment	$2,376	$1,133	$5,259	$-	$-	$-	$-	$8,768

Ending balance: Collectively evaluated for impairment	$7,758	$7,849	$3,399	$1,925	$1,224	$220	$357	$22,732

Loans:
Ending balance	$445,912	$617,871	$248,232	$94,438	$208,584	$130,321	$3,509	$1,748,867

Ending balance: Individually evaluated for impairment	$6,018	$3,823	$10,651	$-	$927	$-	$-	$21,419

Ending balance: Collectively evaluated for impairment	$439,894	$614,048	$237,581	$94,438	$207,657	$130,321	$3,509	$1,727,448

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4)	(102)	(2,143)	(31)	(668)	-	-	(2,948)
Recoveries	2	12	1	-	-	-	-	15
Provision	1,322	(639)	1,737	752	1,199	31	270	4,672
Ending balance	$7,371	$8,772	$4,625	$2,836	$1,109	$195	$894	$25,802

Ending balance: Individually evaluated for impairment	$1,347	$419	$611	$1,340	$428	$-	$-	$4,145

Ending balance: Collectively evaluated for impairment	$6,024	$8,353	$4,014	$1,496	$681	$195	$894	$21,657

Loans:
Ending balance	$430,081	$601,046	$202,105	$94,682	$197,876	$107,624	$2,839	$1,636,253

Ending balance: Individually evaluated for impairment	$2,544	$2,785	$1,695	$6,571	$633	$-	$-	$14,228

Ending balance: Collectively evaluated for impairment	$427,537	$598,261	$200,410	$88,111	$197,243	$107,624	$2,839	$1,622,025

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended
	March 31,
	2012	2011

Ratio of the allowance for loan losses to total loans	1.80%	1.58%
Ratio of the allowance for loan losses to nonperforming loans (1)	126.80%	149.52%
Ratio of the nonperforming assets to total assets (1)	0.79%	0.73%
Ratio of the net charge-offs to average loans	0.19%	0.18%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 1.80% at March 31, 2012 from 1.58% at March 31, 2011.  The increase primarily reflected an increase in the reserves for impaired loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 126.80% at March 31, 2012 from 149.52% at March 31, 2011 as a result of higher amounts of non-accrual loans and loans past due 90 days still accruing interest.  The ratio of non-performing assets to total assets increased primarily as a result of increased non-performing loans and other real estate balances at March 31, 2012.  Net charge-offs to average loans increased to .19% year to date March 31, 2012 from .18% year to date March 31, 2011, due to higher charge-offs.

Net charge-offs.  Net charge-offs were $3.3 million for the three months ended March 31, 2012 an increase of $355,000 over net charge-offs for the same period of 2011.  The majority of the charge-offs in the first three months of 2012 were associated with five commercial loans totaling $2.3 million, one construction loan totaling $594,000 and one consumer loan totaling $151,000.

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

	March 31,	March 31,	December 31,
	2012	2011	2011
	(in thousands)

Non-accrual loans
Construction *	$10,375	$1,695	$4,949
Commercial mortgage *	3,609	2,785	3,672
Commercial *	6,018	2,544	6,450
Consumer	927	633	1,252
Residential	-	6,571	1,264
Total non-accrual loans	20,929	14,228	17,587

Loans past due 90 days or more	3,914	3,028	4,101
Total non-performing loans	24,843	17,256	21,688
Other real estate owned	7,726	3,379	7,405
Total non-performing assets	$32,569	$20,635	$29,093

* Included in the non-accrual loans as of March 31, 2012 are five troubled debt restructured loans comprised of $748,000, $3.2 million, and $3.4 million respectively, in the commercial mortgage, commercial and construction loan categories.

The Company’s loans that were modified and considered troubled debt restructurings in the three month period ended March 31, 2012 and year ended December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$3,155	$3,155	-	$-	$-
Commercial mortgage	2	962	962	1	759	759
Construction	4	3,701	3,701	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	7	$7,818	$7,818	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three month ended March 31, 2012 and year ended December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$3,155	$-	$-	$-	$-
Commercial mortgage	748	214	-	759	-	-
Construction	-	3,701	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$748	$7,070	$-	$1,123	$-	$-

The following table provides information about impaired loans at March 31, 2012 and December 31, 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2012
Without an allowance recorded
Construction	$827	$827	$-	$414	$-
Commercial mortgage	1,169	1,500	-	584	-
Commercial	1,262	2,995	-	1,081	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	632	-
With an allowance recorded
Construction	9,824	9,905	5,259	7,387	-
Commercial mortgage	2,654	2,654	1,133	3,163	-
Commercial	4,756	4,952	2,376	5,153	-
Consumer - home equity	-	-	-	162	-
Residential	-	-	-	-	-
Total
Construction	$10,651	$10,732	$5,259	$7,801	$-
Commercial mortgage	$3,823	$4,154	$1,133	$3,747	$-
Commercial	$6,018	$7,947	$2,376	$6,234	$-
Consumer - home equity	$927	$927	$-	$1,089	$-
Residential	$-	$-	$-	$632	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

We had $20.9 million of non-accrual loans at March 31, 2012 compared to $17.6 million of non-accrual loans at December 31, 2011. The increase in non-accrual loans was primarily due to $9.0 million of loans placed on non-accrual status offset by $3.2 million of loan charge-offs, $1.9 million of loans transferred to other real estate owned and $557,000 of loan payments.  Included within the non-accrual loans at March 31, 2012 are five troubled debt restructured loans with a balance of $7.4 million.  Loans past due 90 days or more still accruing interest amounted to $3.9 million at March 31, 2012 and $4.1 million at December 31, 2011. The $187,000 decrease reflected $1.1 million of additions partially offset by $551,000 of loans transferred to non-accrual status and $687,000 of loan payments.

We had $7.7 million of other real estate owned at March 31, 2012 compared to $7.4 million at December 31, 2011.  The increase in other real estate owned was primarily due to additions of $1.9 million which were partially offset by $118,000 of cash received due to sales, write-downs of $849,000 and $602,000 of realized losses

The following table classifies our loans by categories which are used throughout the industry as of March 31, 2012 and December 31, 2011 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Risk Rating
Pass	$309,456	$320,287	$172,949	$176,824	$483,820	$476,421	$28,714	$28,981
Special Mention	1,046	1,049	-	-	21,615	21,615	-	-
Substandard	7,209	7,696	11,042	6,716	7,461	6,867	-	1,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	128,201	121,379	64,241	63,071	104,975	104,584	65,724	65,865
Total	$445,912	$450,411	$248,232	$246,611	$617,871	$609,487	$94,438	$96,110
Unrated subject to review	42%	50%	86%	79%	37%	25%	5%	3%

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Risk Rating
Pass	$62,691	$64,236	$13,919	$12,025	$-	$-	$1,071,549	$1,078,774
Special Mention	-	-	-	-	-	-	22,661	22,664
Substandard	2,366	2,718	104	649	-	-	28,182	25,910
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	143,527	142,087	116,298	117,008	3,509	3,486	626,475	617,480
Total	$208,584	$209,041	$130,321	$129,682	$3,509	$3,486	$1,748,867	$1,744,828
Unrated subject to review	4%	2%	24%	25%	0%	0%	30%	28%

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. The loan portfolio review coverage was approximately 64% at March 31, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit are currently minimal.  At March 31, 2012, we had total deposits of $3.77 billion compared to $2.68 billion at December 31, 2011, an increase of $1.09 billion or 40.7%.  In addition to increases in prepaid, wealth management and healthcare amounts, we also had increases in seasonal deposits including those of our largest affinity group (see “Current Developments”).  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2012		December 31, 2011
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand (non-interest bearing) *	$2,487,860	0.07%	$1,421,023	0.10%
Interest checking	804,788	0.79%	754,949	0.81%
Savings and money market	457,855	0.55%	355,094	0.86%
Time	31,355	1.24%	31,066	1.14%
Total deposits	$3,781,858	0.29%	$2,562,132	0.43%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of March 31, 2012 and December 31, 2011.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of March 31, 2012 and December 31, 2011.  We do not have any policy prohibiting us from incurring debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

May 10, 2012	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 10, 2012	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.