Form 10-Q
period 2012-06-30
Bancorp, Inc.
filed 2012-08-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2012

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

As of August  2, 2012 there were 33,101,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

Part I Financial Information

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,560	$96,228
Interest earning deposits at Federal Reserve Bank	692,582	652,946
Total cash and cash equivalents	698,142	749,174

Investment securities, available-for-sale, at fair value	582,219	448,204
Investment securities, held-to-maturity (fair value $13,575 and $13,826, respectively)	17,796	18,044
Federal Home Loan and Atlantic Central Bankers Bank stock	4,596	5,088
Loans, net of deferred loan costs	1,804,312	1,744,828
Allowance for loan and lease losses	(31,171)	(29,568)
Loans, net	1,773,141	1,715,260
Premises and equipment, net	8,694	8,358
Accrued interest receivable	9,297	8,476
Intangible assets, net	7,504	8,004
Other real estate owned	4,919	7,405
Deferred tax asset, net	20,716	21,941
Other assets	23,178	20,727
Total assets	$3,150,202	$3,010,681

LIABILITIES
Deposits
Demand and interest checking	$2,335,960	$2,192,938
Savings and money market	456,614	454,343
Time deposits	20,619	25,528
Time deposits, $100,000 and over	9,104	9,742
Total deposits	2,822,297	2,682,551

Securities sold under agreements to repurchase	21,948	33,177
Accrued interest payable	127	123
Subordinated debenture	13,401	13,401
Other liabilities	9,555	9,950
Total liabilities	2,867,328	2,739,202

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,201,281 and 33,196,281
shares issued at June 30, 2012 and December 31, 2011, respectively	33,201	33,196
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	243,284	241,997
Accumulated deficit	(1,451)	(9,277)
Accumulated other comprehensive income	8,706	6,429
Total shareholders' equity	282,874	271,479

Total liabilities and shareholders' equity	$3,150,202	$3,010,681

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$19,260	$18,144	$38,206	$36,437
Interest on investment securities:
Taxable interest	3,371	2,340	6,561	3,897
Tax-exempt interest	712	670	1,405	1,342
Interest bearing deposits	605	230	1,658	745
	23,948	21,384	47,830	42,421
Interest expense
Deposits	2,826	2,885	5,548	5,490
Securities sold under agreements to repurchase	24	26	51	42
Short-term borrowings	-	-	-	3
Subordinated debenture	217	216	434	431
	3,067	3,127	6,033	5,966
Net interest income	20,881	18,257	41,797	36,455
Provision for loan and lease losses	4,287	6,963	9,507	11,635
Net interest income after provision for loan and lease losses	16,594	11,294	32,290	24,820

Non-interest income
Service fees on deposit accounts	847	589	1,584	1,224
Merchant credit card processing and ACH fees	809	590	1,482	1,159
Prepaid card fees	7,065	4,390	16,111	9,145
Gain on sales of investment securities	-	603	-	603
Other than temporary impairment on securities held-to-maturity (1)	(126)	-	(126)	(75)
Leasing income	843	645	1,793	1,349
Debit card income	148	189	304	403
Affinity fees	584	355	1,187	534
Other	279	426	404	1,128
Total non-interest income	10,449	7,787	22,739	15,470

Non-interest expense
Salaries and employee benefits	9,099	7,550	18,715	14,530
Depreciation and amortization	848	723	1,654	1,452
Rent and related occupancy cost	795	734	1,592	1,433
Data processing expense	2,725	2,173	5,368	4,566
Printing and supplies	458	398	914	680
Audit expense	273	250	575	510
Legal expense	607	696	1,143	1,196
Amortization of intangible assets	250	250	500	500
Losses and write downs on other real estate owned	421	439	1,872	491
FDIC Insurance	754	711	1,688	1,923
Software, maintenance and equipment	483	381	914	747
Other real estate owned expense	380	317	539	484
Other	3,946	3,510	7,352	6,710
Total non-interest expense	21,039	18,132	42,826	35,222
Net income before income tax	6,004	949	12,203	5,068
Income tax provision	2,150	289	4,377	1,720
Net income available to common shareholders	$3,854	$660	$7,826	$3,348
Net income per share - basic	$0.12	$0.02	$0.24	$0.11
Net income per share - diluted	$0.12	$0.02	$0.24	$0.11

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2012	2011
	(in thousands)
Net income	$7,826	$3,348
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gain arising during the period	3,498	6,823
Reclassification adjustment for gain included in net income	-	(603)
Amortization of losses previously held as available for sale	6	852
	3,504	7,072
Deferred tax expense
Unrealized holding gain arising during the period	1,225	2114
Amortization of losses previously held as available for sale	2	290
	1,227	2,404

Other comprehensive income	2,277	4,668
Comprehensive income	$10,103	$8,016

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2012
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	income	Total

Balance at January 1, 2012	33,196,281	33,196	(866)	241,997	(9,277)	6,429	271,479
Net income					7,826		7,826
Common stock issued from option exercise, net of tax benefits	5,000	5	-	34	-	-	39
Stock-based compensation	-	-	-	1,253	-	-	1,253
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	2,277	2,277

Balance at June 30, 2012	33,201,281	$33,201	$(866)	$243,284	$(1,451)	$8,706	$282,874
The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended
	June 30,
	2012	2011
Operating activities
Net income	$7,826	$3,348
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,154	1,952
Provision for loan and lease losses	9,507	11,635
Net amortization of investment securities discounts/premiums	748	223
Stock-based compensation expense	1,253	814
Mortgage loans originated for sale	(233)	(458)
Sale of mortgage loans originated for resale	237	462
Gain on sale of mortgage loans originated for resale	(4)	(4)
Deferred income tax benefit	2	-
Gain on sales of fixed assets	(27)	(8)
Other than temporary impairment on securities held-to-maturity	126	75
Losses and writedowns of other real estate owned	1,872	491
Gain on sales of investment securities	-	(603)
(Increase) decrease in accrued interest receivable	(821)	1,039
Increase in interest payable	4	7
Increase in other assets	(2,784)	(2,110)
Decrease in other liabilities	(396)	(1,703)
Net cash provided by operating activities	19,464	15,160

Investing activities
Purchase of investment securities available-for-sale	(179,694)	(194,522)
Proceeds from call of securities held-to-maturity	-	4,000
Proceeds from sale of investment securities available-for-sale	-	23,581
Proceeds from redemptions and prepayments of securities available-for-sale	49,048	55,647
Proceeds from sale of other real estate owned	2,504	769
Net increase in loans	(69,278)	(70,387)
Proceeds from sale of fixed assets	139	45
Purchases of premises and equipment	(1,769)	(771)
Net cash used in investing activities	(199,050)	(181,638)

Financing activities
Net increase in deposits	139,746	138,606
Net (decrease) increase in securities sold under agreements to repurchase	(11,229)	5,875
Repayment of short-term borrowings and federal funds purchased	-	(136,000)
Proceeds from issuance of common stock	-	54,501
Proceeds from the exercise of options	39	-
Excess tax benefit from share-based payment arrangements	(2)	-
Net cash provided by financing activities	128,554	62,982

Net increase in cash and cash equivalents	(51,032)	(103,496)

Cash and cash equivalents, beginning of period	749,174	472,319

Cash and cash equivalents, end of period	$698,142	$368,823

Supplemental disclosure:
Interest paid	$6,029	$5,959
Taxes paid	$4,275	$4,571
Transfers of loans to other real estate owned	$1,890	$2,909

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K report). The results of operations for the three month period ended June 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2012, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 21, 2012, incorporated therein by reference.

The Company granted 500,000 common stock options in the first quarter of 2012, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06. During the second quarter of 2011, the Company granted 10,000 stock options with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.97. There were no stock options exercised for the three month period ending June 30, 2012 or June 30, 2011 respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2012	2011
Risk-free interest rate	1.97%	2.96%
Expected dividend yield	-	-
Expected volatility	72.90%	55.07%
Expected lives (years)	4.83	5.40

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the six month period ended June 30, 2012 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

As of June 30, 2012, there was a total of $6.4 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 2.5 years.  Related compensation expense for the six months ended June 30, 2012 and 2011 was $1.3 million and $814,000 respectively.

A summary of the status of the Company’s equity compensations plans is presented below.
			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)

Outstanding at January 1, 2012	2,745,115	$10.10
Granted	500,000	8.50	-	-
Exercised	(5,000)	7.81	-	-
Expired	-	-	-	-
Forfeited	(20,874)	9.16	-	-
Outstanding at June 30, 2012	3,219,241	$9.86	6.46	$-
Exercisable at June 30, 2012	1,584,741		3.95	$-

A summary of the status of the Company’s stock appreciation rights is presented below.

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at January 1, 2012	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(60,000)	11.41	-
Outstanding at June 30, 2012	-	$-	-

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,854	33,101,281	$0.12
Effect of dilutive securities
Common stock options	-	46,510	-
Diluted earnings per share
Net income available to common shareholders	$3,854	33,147,791	$0.12

Stock options for 1,595,241 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at June 30, 2012 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$7,826	33,099,303	$0.24
Effect of dilutive securities
Common stock options	-	15,665	-
Diluted earnings per share
Net income available to common shareholders	$7,826	33,114,968	$0.24

Stock options for 1,595,241 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at June 30, 2012 but were not included in the dilutive shares because the exercise share price was greater than the average market price.

	For the three months ended
	June 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$660	33,196,281	$0.02
Effect of dilutive securities
Stock options	-	9,460	-
Diluted earnings per share
Net income available to common shareholders	$660	33,205,741	$0.02

Stock options for 2,206,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at June 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

	For the six months ended
	June 30, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,348	30,638,325	$0.11
Effect of dilutive securities
Stock options	-	7,353	-
Diluted earnings per share
Net income available to common shareholders	$3,348	30,645,678	$0.11

Stock options for 2,206,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.81 and $25.43 per share, were outstanding at June 30, 2011 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price of the common stock.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Available-for-sale	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$8,804	$242	$-	$9,046
Federally insured student loan securities	50,299	56	(79)	50,276
Tax-exempt obligations of states and political subdivisions	107,957	4,530	(19)	112,468
Taxable obligations of states and political subdivisions	44,519	3,042	(57)	47,504
Residential mortgage-backed securities	195,236	3,401	(219)	198,418
Commercial mortgage-backed securities	107,563	3,057	(308)	110,312
Other debt securities	50,561	1,022	(398)	51,185
Other equity securities	3,000	10	-	3,010
	$567,939	$15,360	$(1,080)	$582,219

Held-to-maturity	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,335	$143	$(4,113)	$12,365
Other debt securities - pooled	1,461	-	(251)	1,210
	$17,796	$143	$(4,364)	$13,575

Available-for-sale	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,087	$198	$-	$9,285
Tax-exempt obligations of states and political subdivisions	94,227	3,580	(8)	97,799
Taxable obligations of states and political subdivisions	50,778	2,149	(60)	52,867
Residential mortgage-backed securities	190,214	3,582	(111)	193,685
Commercial mortgage-backed securities	51,242	875	(56)	52,061
Other debt securities	38,873	1,058	(399)	39,532
Other equity securities	3,000	-	(25)	2,975
	$437,421	$11,442	$(659)	$448,204

Held-to-maturity	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,337	$138	$(4,051)	$12,424
Other debt securities - pooled	1,707	-	(305)	1,402
	$18,044	$138	$(4,356)	$13,826

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.6 million at June 30, 2012 and $5.1 million at December 31, 2011.

The amortized cost and fair value of the Company’s investment securities at June 30, 2012, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$72,082	$72,292	$-	$-
Due after one year through five years	170,391	174,382	-	-
Due after five years through ten years	25,249	26,162	3,248	2,853
Due after ten years	297,217	306,373	14,548	10,722
Other equity securities	3,000	3,010	-	-
	$567,939	$582,219	$17,796	$13,575

At June 30, 2012 and December 31, 2011, investment securities with a book value of approximately $39.5 million and $44.6 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $126,000 on one trust preferred pooled security in the first six months of 2012 as compared to $75,000 on one trust preferred pooled security in the first six months of 2011.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2012 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	6	$43,440	$(79)	$-	$-	$43,440	$(79)
Tax-exempt obligations of states and
political subdivisions	4	4,180	(19)	-	-	4,180	(19)
Taxable obligations of states and
political subdivisions	9	12,387	(57)	-	-	12,387	(57)
Residential mortgage-backed securities	9	42,155	(219)	-	-	42,155	(219)
Commercial mortgage-backed securities	7	50,734	(308)	-	-	50,734	(308)
Other debt securities	7	22,270	(66)	2,496	(332)	24,766	(398)
Total temporarily impaired
investment securities	42	$175,166	$(748)	$2,496	$(332)	$177,662	$(1,080)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,969	$(4,113)	$7,969	$(4,113)
Other debt securities - pooled	2	-	-	1,210	(251)	1,210	(251)
Total temporarily impaired
investment securities	4	$-	$-	$9,179	$(4,364)	$9,179	$(4,364)

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

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at June 30, 2012 included four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.5 million.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issuer trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

Major classifications of loans are as follows (in thousands):
	June 30,	December 31,
	2012	2011

Commercial	$441,167	$450,411
Commercial mortgage *	596,639	609,487
Construction	269,636	246,611
Total commercial loans	1,307,442	1,306,509
Direct lease financing	140,012	129,682
Residential mortgage	97,226	96,110
Consumer loans and others	255,769	209,041
	1,800,449	1,741,342
Unamortized loan costs	3,863	3,486
Total loans, net of deferred loan costs	$1,804,312	$1,744,828

Supplemental loan data:
Construction 1-4 family	$79,546	$85,189
Commercial construction, acquisition and development	190,090	161,422
	$269,636	$246,611

* At June 30, 2012, our owner occupied loans amounted to $141.9 million, or 23. 8% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

The Company has identified thirty-one loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $27.5 million at June 30, 2012, of which $18.9 million had a specific reserve of $7.0 million. The remaining $8.6 million of impaired loans did not have a reserve. Included within the impaired loans at June 30, 2012 are eight troubled debt restructured loans with a balance of $10.0 million with a total specific reserve of $3.3 million.  The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $521,000 in second quarter 2012 if interest on impaired loans had been accrued. The balance of impaired loans was $17.6 million at December 31, 2011, of which $14.5 million had specific reserves of $5.9 million.  The Company did recognize interest income of $43,000 on impaired loans in the six months ended June 30, 2012 and did not recognize any interest income for the six months ended June 30, 2011.

The following table provides information about impaired loans at June 30, 2012 and December 31, 2011 (in thousands):
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2012
Without an allowance recorded
Construction	$2,541	$5,781	$-	$1,123	$-
Commercial mortgage	3,482	4,027	-	1,550	-
Commercial	1,689	3,727	-	1,284	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	421	-
With an allowance recorded
Construction	6,433	7,249	3,303	7,069	-
Commercial mortgage	4,508	5,052	903	5,089	-
Commercial	7,847	8,043	2,739	6,051	-
Consumer - home equity	-	-	-	108	-
Residential	95	95	73	31	-
Total
Construction	$8,974	$13,030	$3,303	$8,192	$-
Commercial mortgage	$7,990	$9,079	$903	$6,639	$-
Commercial	$9,536	$11,770	$2,739	$7,335	$-
Consumer - home equity	$927	$927	$-	$1,035	$-
Residential	$95	$95	$73	$452	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2012 or December 31, 2011):

	June 30,	June 30,	December 31,
	2012	2011	2011
	(in thousands)

Non-accrual loans
Construction *	$8,698	$845	$4,949
Commercial mortgage *	5,559	2,782	3,672
Commercial *	9,536	5,337	6,450
Consumer	927	633	1,252
Residential	95	9,929	1,264
Total non-accrual loans	24,815	19,526	17,587

Loans past due 90 days or more	3,105	4,397	4,101
Total non-performing loans	27,920	23,923	21,688
Other real estate owned	4,919	3,764	7,405
Total non-performing assets	$32,839	$27,687	$29,093

* Included in the non-accrual loans as of June 30, 2012 are five troubled debt restructured loans:  $3.4 million in construction, $737,000 in commercial mortgage and $3.2 million in commercial.

The Company’s loans that were modified and considered troubled debt restructurings in the six month period ended June 30, 2012 and year ended December 31, 2011 were already included in non-accrual and non-performing loan totals and are further detailed as follows (dollars in thousands):

	June 30, 2012			December 31, 2011

	Number	Pre- modification recorded investment	Post- modification recorded investment	Number	Pre- modification recorded investment	Post- modification recorded investment
Commercial	1	$3,155	$3,155	-	$-	$-
Commercial mortgage	3	3,167	3,167	1	759	759
Construction	4	3,701	3,701	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$10,023	$10,023	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructurings loans during the six months ended June 30, 2012 and year ended December 31, 2011.  All of the loans were already included in non-accrual and non-performing loans (dollars in thousands).

	June 30, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$3,155	$-	$-	$-	$-
Commercial mortgage	736	214	2,217	759	-	-
Construction	-	3,701	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$736	$7,070	$2,217	$1,123	$-	$-

As of June 30, 2012 and December 31, 2011, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

Six months ended	Commercial	Commercial mortgage	Construction	Residential mortgage	Consumer	Direct lease financing	Unallocated	Total
June 30, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(2,454)	(1,646)	(4,837)	-	(258)	(87)	-	(9,282)
Recoveries	254	1,018	9	85	-	12	-	1,378
Provision	2,109	(1,442)	8,728	(21)	552	152	(571)	9,507
Ending balance	$10,123	$7,204	$9,252	$2,154	$1,640	$331	$467	$31,171

Ending balance: Individually evaluated for impairment	$2,739	$902	$3,303	$73	$-	$-	$-	$7,017

Ending balance: Collectively evaluated for impairment	$7,384	$6,302	$5,949	$2,081	$1,640	$331	$467	$24,154

Loans:
Ending balance	$441,167	$596,639	$269,636	$97,226	$255,769	$140,012	$3,863	$1,804,312

Ending balance: Individually evaluated for impairment	$9,536	$7,990	$8,974	$95	$927	$-	$-	$27,522

Ending balance: Collectively evaluated for impairment	$431,631	$588,649	$260,662	$97,131	$254,842	$140,012	$3,863	$1,776,790

Twelve months ended	Commercial	Commercial mortgage	Construction	Residential mortgage	Consumer	Direct lease financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

Six months ended	Commercial	Commercial mortgage	Construction	Residential mortgage	Consumer	Direct lease financing	Unallocated	Total
June 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4,702)	(102)	(2,496)	(49)	(681)	-	-	(8,030)
Recoveries	2	13	2	-	-	-	-	17
Provision	8,852	(526)	983	939	1,488	78	(179)	11,635
Ending balance	$10,203	$8,886	$3,519	$3,005	$1,385	$242	$445	$27,685

Ending balance: Individually evaluated for impairment	$1,674	$542	$394	$2,163	$428	$-	$-	$5,201

Ending balance: Collectively evaluated for impairment	$8,529	$8,344	$3,125	$842	$957	$242	$445	$22,484

Loans:
Ending balance	$450,916	$593,842	$205,730	$98,113	$200,132	$127,016	$2,911	$1,678,660

Ending balance: Individually evaluated for impairment	$5,337	$2,782	$845	$9,929	$633	$-	$-	$19,526

Ending balance: Collectively evaluated for impairment	$445,579	$591,060	$204,885	$88,184	$199,499	$127,016	$2,911	$1,659,134

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2012 or December 31, 2011.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):
Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$670	$-	$540	$9,536	$10,746	$430,421	$441,167
Commercial mortgage	-	5,628	1,632	5,559	12,819	583,820	596,639
Construction	1,823	2,690	667	8,698	13,878	255,758	269,636
Direct lease financing	-	99	266	-	365	139,647	140,012
Consumer - other	75	2	-	-	77	211,415	211,492
Consumer - home equity	-	-	-	927	927	43,350	44,277
Residential mortgage	-	-	-	95	95	97,131	97,226
Unamortized costs	-	-	-	-	-	3,863	3,863
	$2,568	$8,419	$3,105	$24,815	$38,907	$1,765,405	$1,804,312

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Risk Rating
Pass	$303,881	$320,287	$193,150	$176,824	$454,857	$476,421	$28,209	$28,981
Special Mention	2,769	1,049	-	-	24,696	21,615	-	-
Substandard	10,009	7,696	12,055	6,716	10,340	6,867	94	1,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	124,508	121,379	64,431	63,071	106,746	104,584	68,923	65,865
Total	$441,167	$450,411	$269,636	$246,611	$596,639	$609,487	$97,226	$96,110
Unrated subject to review	31%	50%	84%	79%	27%	25%	4%	3%

			Direct lease
	Consumer		financing		Unamortized costs		Total
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Risk Rating
Pass	$50,270	$64,236	$18,259	$12,025	$-	$-	$1,048,626	$1,078,774
Special Mention	-	-	-	-	-	-	27,465	22,664
Substandard	2,339	2,718	236	649	-	-	35,073	25,910
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	203,160	142,087	121,517	117,008	3,863	3,486	693,148	617,480
Total	$255,769	$209,041	$140,012	$129,682	$3,863	$3,486	$1,804,312	$1,744,828
Unrated subject to review	4%	2%	17%	25%	0%	0%	22%	28%

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review ender the Bank’s internal policy and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 69% at June 30, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed. All classified loans are continuously reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank.  RAIT paid the Company approximately $151,000 and $148,000, for the six months ended June 30, 2012 and 2011, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Chairman of the Board of Resource America, Inc is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense for the six months ended June 30, 2012 was $51,000.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Chairman of the Board of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense for the six months ended June 30, 2012 was $6,000.

The Bank maintains deposits for various affiliated companies totaling approximately $54.9 million and $88.8 million as of June 30, 2012 and December 31, 2011, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2012, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2012, loans to these related parties amounted to $31.9 million as compared to $32.4 million at December 31, 2011.

The Bank participated in a loan in the ordinary course of business in 2008 that was originated by RAIT. The outstanding participation has never been delinquent and amounted to $21.8 million at June 30, 2012.  The Bank has a senior position on the loan.

The Company executed security transactions through PrinceRidge, a brokerage firm in which the Company’s Chairman is a principal.  For the six months ended June 30, 2012 a total of $35.8 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent security advisor.  All of the securities purchased were commercial mortgage-backed securities.  The Company does not pay a separate fee or commission to PrinceRidge. We do not have information as to PrinceRidge’s actual profits or losses. All of the purchases were classified as available for sale.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $698.1 million and $749.2 million as of June 30, 2012 and December 31, 2011, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2012 and December 31, 2011 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2012, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	June 30, 2012
	Carrying	Estimated	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$698,142	$698,142	$698,142	$-	$-
Investment securities available-for-sale	582,219	582,219	3,010	578,594	615
Investment securities held-to-maturity	17,796	13,575	-	-	13,575
Federal Home Loan and Atlantic Central Bankers Bank stock	4,596	4,596	4,596	-	-
Loans receivable, net	1,804,312	1,782,607	-	-	1,782,607
Demand and interest checking	2,335,960	2,335,960	2,335,960	-	-
Savings and money market	456,614	456,614	456,614	-	-
Time deposits	29,723	29,859	-	-	29,859
Subordinated debenture	13,401	9,282	-	-	9,282
Securities sold under agreements to repurchase	21,948	21,948	21,948	-	-
Accrued interest payable	127	127	127	-	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Cash and cash equivalents	$749,174	$749,174
Investment securities available-for-sale	448,204	448,204
Investment securities held-to-maturity	18,044	13,826
Federal Home Loan and Atlantic Central Bankers Bank stock	5,088	5,088
Loans receivable, net	1,744,828	1,718,698
Demand and interest checking	2,192,938	2,192,938
Savings and money market	454,343	454,343
Time deposits	35,270	35,336
Subordinated debenture	13,401	9,287
Securities sold under agreements to repurchase	33,177	33,177
Accrued interest payable	123	123

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$9,046	$-	$9,046	$-
Federally insured student loan securities	50,276	-	50,276
Obligations of states and political subdivisions	159,972	-	159,972	-
Residential mortgage-backed securities	198,418	-	198,418	-
Commercial mortgage-backed securities	110,312	-	110,312	-
Other debt securities	51,185	-	50,570	615
Other equity securities	3,010	3,010	-	-
	$582,219	$3,010	$578,594	$615

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$9,285	$-	$9,285	$-
Obligations of states and political subdivisions	150,666	-	150,666	-
Residential mortgage-backed securities	193,685	-	193,685	-
Commercial mortgage-backed securities	52,061	-	52,061	-
Other debt securities	39,532	-	38,902	630
Other equity securities	2,975	2,975	-	-
	$448,204	$2,975	$444,599	$630

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale
	securities
	June 30, 2012	December 31, 2011
Beginning balance	$630	$748
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(2)
Included in other comprehensive income	10	(62)
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(25)	(54)
Ending balance	$615	$630

The other debt securities included in level 3 at June 30, 2012 and December 31, 2011 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$27,522	$-	$-	$27,522
Other real estate owned	4,919	-	-	4,919
	$32,441	$-	$-	$32,441

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,587	$-	$-	$17,587
Other real estate owned	7,405	-	-	7,405
	$24,992	$-	$-	$24,992

At June 30, 2012, impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $27.5 million through specific reserves and other write downs of $7.0 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at June 30, 2012 were troubled debt restructured loans with a balance of $10.0 million which have specific reserves of $3.3 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Subsequent Events

The Company evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses, our determination of the fair value of financial instruments, and income tax involve a higher degree of judgment and complexity than our other significant accounting policies.

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

Current Developments
As described in “Recent Developments” in our September 30, 2011 Form 10-Q and December 31, 2011 Form 10-K, the Bank was previously notified by the FDIC that a formal action would be commenced as a result of various compliance and third-party risk management issues, including alleged violations of Section 5 of the Federal Trade Commission Act, emanating from certain overdraft charging practices of one of the Bank’s former customers.  In order to avoid a formal action, and without admitting or denying any liability, the Bank entered into a Stipulation for Entry of a Consent Order (“Order”) in connection with this matter.  The Order was issued by the FDIC on August 7, 2012.  Pursuant to the Order, the Bank’s directorate agreed to increase its oversight of compliance matters and the Bank agreed to various compliance-related actions including, but not limited to, strengthening its compliance management system and audit controls, developing and implementing a third-party risk management program, and providing the FDIC with notice of any new relationships or agreements with third party product contributors.  The Bank also agreed to pay a civil money penalty of $172,000, which was accrued in second quarter 2012.  The Bank’s former customer, and not the Bank, was ordered to pay restitution; however  the Order  provides that the Bank could be required to establish a restitution account in the event  restitution is unpaid by the former customer.   Our former customer has advised us that substantially all restitution has been made, and based on our review of financial information of the former customer, we do not believe the Bank will have any residual restitution obligations under the Order.

As previously reported in our September 30, 2011 Form 10-Q and December 31, 2011 Form 10-K, after receiving notification of the alleged violations, the Bank made significant changes to its compliance risk management systems, including the addition of staff and the development and implementation of enhanced compliance, third party risk management, and audit controls.  Accordingly, we believe that compliance with numerous requirements of the Order have been or are in the process of being substantially completed.  These efforts and other compliance-related matters have and will increase our non-interest expense.

In addition to the above-referenced Order, we are a co-defendant with our former customer in two suits, both commenced in July 2012, one in Mississippi and one in Connecticut, and each purporting to be a class action, alleging that certain debit card transaction fees and ATM transaction fees imposed, and received solely by our former customer were improperly disclosed by it to its clients.  We believe each of these suits to be without merit to the extent they seek to hold the Bank liable.  Moreover, because our former customer contractually agreed to indemnify the Bank for such liabilities, we do not believe that an adverse result in either suit will materially affect us.  We expect the Bank will incur legal fees in connection with its defense in these two actions, however these costs are also subject to indemnification by our former customer.

On May 4, 2012 final termination of the above-referenced former customer relationship was achieved. All amounts, including the former customers’ deposits, were maintained at the Federal Reserve Bank; accordingly, there was no material impact our liquidity. Total deposits at June 30, 2012 after the termination of that customer were $2.8 billion compared to $2.2 billion at June 30, 2011.

Results of Operations

Second quarter 2012 to second quarter 2011

Net Income:  Net income for the second quarter of 2012 was $3.9 million, compared to $660,000 for the second quarter of 2011. The $3.2 million, or 484% increase, reflected a $2.6 million increase in net interest income and a $2.8 million increase in non-interest income (excluding other-than-temporary impairment) which were partially offset by a $2.9 million increase in non-interest expense.  Non-interest income (excluding other-than-temporary-impairment) increased to $10.6 million in second quarter 2012 from $7.8 million in second quarter 2011, primarily due to increases in prepaid card fees, which reflected an increased volume of accounts and related transaction fees.  Other non-interest income categories increased as a result of both volume of transactions and service charges on certain health savings accounts.  Net interest income increased to $20.9 million primarily as a result of higher loan and investment security interest.  The provision for loan and lease losses decreased $2.7 million in second quarter 2012, compared to second quarter 2011.  Diluted earnings per share were $0.12 in second quarter 2012 compared to $0.02 in the second quarter of 2011.  Return on average assets was 0.46% and return on average equity was 5.54% for the second quarter of 2012, as compared to 0.10% and 1.02%, respectively, for the second quarter of 2011.

Net Interest Income:  Our net interest income for second quarter 2012 increased to $20.9 million, an increase of $2.6 million or 14.4% from $18.3 million in second quarter 2011. Our interest income for second quarter 2012 increased to $23.9 million, an increase of $2.6 million or 12.0% from $21.4 million for second quarter 2011.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $541.8 million for second quarter 2012 from $346.7 million for second quarter 2011, while related interest income increased $1.1 million.  Our average loans and leases increased to $1.79 billion for second quarter 2012 from $1.65 billion for second quarter 2011, while related interest income increased $1.1 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2012 decreased to 2.59% from 3.13% in second quarter of 2011, a decrease of 54 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality and deposit growth in excess of immediate funding needs.  Such deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Federal Reserve Bank deposits are included in interest earning deposits in the balance sheet, thereby lowering the net interest margin.  In second quarter 2012, the average yield on our loans decreased to 4.30% from 4.40% for second quarter 2011, a decrease of 10 basis points.  However, we also experienced a 13 basis point decrease in the cost of our deposits to 0.37% from 0.50%.  Yields on taxable investment securities were lower at 3.09% compared to 3.46%, respectively, a decrease of 37 basis points as a result of new purchases with shorter average lives which typically have lower yields and lower market rates on such purchases.. Average interest earning deposits increased $564.4 million to $954.2 million in second quarter 2012 from $389.8 million in second quarter 2011, reflecting continued deposit growth as well as increases related to seasonality.  These funds earn interest at a rate of 25 basis points which caused our asset yield and net interest margin to decrease in second quarter 2012.  The interest cost of total deposits and interest bearing liabilities amounted to 0.40% for second quarter 2012 compared to 0.53% in second quarter 2011.  The decrease is the result of continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand and interest checking deposits.  In second quarter 2012, average demand and interest checking deposits amounted to $2.58 billion, compared to $1.98 billion in second quarter 2011.  Deposit growth continued in wealth management, health savings, merchant processing and prepaid cards.  In second quarter 2012, average deposits amounted to $3.06 billion, compared to $2.33 billion in second quarter 2011.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,780,071	$19,125	4.30%	$1,642,867	$18,084	4.40%
Leases - bank qualified*	13,770	207	6.01%	4,820	100	8.30%
Investment securities-taxable	435,903	3,371	3.09%	270,535	2,340	3.46%
Investment securities-nontaxable*	105,869	1,096	4.14%	76,123	1,007	5.29%
Interest earning deposits at Federal Reserve Bank	954,213	605	0.25%	389,794	230	0.24%
Net interest earning assets	3,289,826	24,404	2.97%	2,384,139	21,761	3.65%

Allowance for loan and lease losses	(32,101)			(26,463)
Other assets	126,547			271,564
	$3,384,272			$2,629,240

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$2,580,647	$2,094	0.32%	$1,978,071	$2,188	0.44%
Savings and money market	448,571	626	0.56%	336,244	654	0.78%
Time	29,862	106	1.42%	12,812	43	1.34%
Total deposits	3,059,080	2,826	0.37%	2,327,127	2,885	0.50%

Repurchase agreements	22,255	24	0.43%	19,832	26	0.52%
Subordinated debt	13,401	217	6.48%	13,401	216	6.45%
Total deposits and interest bearing liabilities	3,094,736	3,067	0.40%	2,360,360	3,127	0.53%

Other liabilities	9,551			9,668
Total liabilities	3,104,287			2,370,028

Shareholders' equity	279,985			259,212
	$3,384,272			$2,629,240

Net interest income on tax equivalent basis *		$21,337			$18,634

Tax equivalent adjustment		456			377

Net interest income		$20,881			$18,257

Net interest margin *			2.59%			3.13%

* Full taxable equivalent basis, using a 35% statutory tax rate.

For second quarter 2012, average interest earning assets increased to $3.29 billion, an increase of $905.7 million or 38.0% from second quarter 2011.  The increase reflected increased average balances of loans and leases of $146.2 million or 8.9%, and increased average balances of investment securities of $195.1 million or 56.3%.  Average demand and interest checking deposits increased $602.6 million or 30.5%. Average savings and money market deposits increased $112.3 million or 33.4%. The Bank experienced growth in deposits relating to prepaid, wealth management, healthcare, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $4.3 million for the second quarter of 2012 compared to $7.0 million for the second quarter of 2011.  The decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  That evaluation reflected the impact of lower levels of net charge-offs which totaled $4.6 million in second quarter 2012 compared to $5.1 million in second quarter 2011.  Additionally, in the second quarter of 2011, the provision reflected $713,000 of increases in reserves on specific loans while in the second quarter of 2012 such reserves were decreased by $1.5 million.  At June 30, 2012, our allowance for loan and lease losses amounted to $31.2 million or 1.73% of total loans as compared to $29.6 million or 1.69% of total loans at December 31, 2011.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $10.6 million in second quarter 2012 compared to $7.8 million in second quarter 2011 before OTTI of $126,000 in the second quarter of 2012. The $2.8 million or 35.8% increase in second quarter 2012 compared to second quarter 2011 primarily reflected increases in prepaid card transaction volume. Those increases were reflected in a $2.7 million or 60.9% increase in prepaid fees to $7.1 million for second quarter 2012 from $4.4 million for second quarter 2011.  Second quarter prepaid income is impacted by our electronic tax refund business which increased significantly over the prior year period and which is concentrated in  the first quarter.  It also reflected increases in service fees on deposit accounts of $258,000 or 43.8% to $847,000 for second quarter 2012 from $589,000 for second quarter 2011 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $229,000, or 64.5% to $584,000 for second quarter 2012 from $355,000 for second quarter 2011.  This increase resulted primarily from an increase in fees from one affinity relationship.  Other non-interest income decreased $147,000 or 34.5% to $279,000 for second quarter 2012 from $426,000 from second quarter 2011.  This decrease was primarily due to a $233,000 legal settlement in favor of the Bank in 2011.  Gain on sales of securities of $603,000 in 2011 resulted when long term maturities were replaced with shorter term maturities to begin to position the portfolio for the possibility of higher interest rates.

Non-Interest Expense. Total non-interest expense was $21.0 million for second quarter 2012, an increase of $2.9 million or 16.0% over $18.1 million for second quarter 2011.  Salaries and employee benefits amounted to $9.1 million, an increase of $1.5 million or 20.5% over $7.6 million for second quarter 2011.  The increase in salaries and employee benefits reflected staff additions and expense related to customer service and a significantly expanded call center, compliance and prepaid cards and a $226,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 3.0% for our staff.  Depreciation and amortization increased $125,000 or 17.3% to $848,000 in second quarter 2012 from $723,000 in second quarter 2011 which reflected increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent and occupancy increased $61,000 or 8.3% to $795,000 in second quarter 2012 from $734,000 in second quarter 2011 which reflected additional prepaid card, compliance and other office rent.  Data processing increased $552,000 or 25.4% to $2.7 million in second quarter 2012 from $2.2 million in second quarter 2011 due to an increased number of deposit accounts and related transaction volume.  Printing and supplies increased $60,000 or 15.1% to $458,000, in second quarter 2012 from $398,000 in second quarter 2011 reflecting increased deposit account volume.  Audit expense increased $23,000 or 9.2% to $273,000 for second quarter 2012 from $250,000 in second quarter 2011, reflecting higher information technology (IT) and data security audit costs.  Legal expense decreased $89,000 or 12.8% to $607,000 for second quarter 2012 from $696,000 in second quarter 2011, as a result of a variety of matters.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $43,000 or 6.0% to $754,000 for second quarter 2012 from $711,000 in second quarter 2011.  This increase resulted primarily from growth in deposits.  Software, maintenance and equipment expense increased $102,000 or 26.8% to $483,000 in second quarter 2012 from $381,000 in second quarter 2011. This increase included software and hardware for the Small Business Administration (SBA) lending unit and for loan, prepaid card, and deposit products, increased security, regulatory compliance costs and storage.  Other real estate owned expense increased $63,000 or 19.9% to $380,000 in second quarter 2012 from $317,000 in second quarter 2011.  The increase resulted from expense on a greater number of properties.  Other non-interest expense increased $436,000 or 12.4% to $3.9 million in second quarter 2012 from $3.5 million in second quarter of 2011.  The $436,000 increase resulted primarily from increases in telephone expense of $122,000 and losses related to prepaid cards of $113,000.  Other expense also included a $172,000 accrual for a civil money penalty based upon communications with the FDIC in the second quarter of 2012.

Income Taxes.  Income tax expense was $2.2 million for second quarter 2012 compared to $289,000 in second quarter 2011, an increase of $1.9 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for second quarter 2012 was 35.8% compared to 30.5% in second quarter 2011 reflecting the greater impact of tax exempt income on lower pre-tax income in the prior year.

First six months of 2012 to first six months of 2011

Net Income:  Net income for the first six months of 2012 was $7.8 million, compared to $3.3 million for the first six months of 2011. The $4.5 million, or 133.8% increase, reflected a $5.3 million increase in net interest income and a $7.3 million increase in non-interest income (excluding other-than-temporary impairment) which were partially offset by a $7.6 million increase in non-interest expense.  Non-interest income (excluding other-than-temporary-impairment) increased to $22.9 million in first six months 2012 from $15.5 million in the first six months of 2011, primarily due to increases in prepaid card fees, which reflected an increased volume of accounts and related transaction fees.  First six months prepaid fees reflected significantly higher seasonal electronic refund volume compared to the prior year period.  Other non-interest income categories increased as a result of both volume of transactions and service charges on certain health savings accounts.  Net interest income increased to $41.8 million primarily as a result of higher investment security and loan interest.  The provision for loan and lease losses decreased $2.1 million in the first six months of 2012 compared to the first six months of 2011.  Diluted earnings per share were $0.24 in first six months 2012 compared to $0.11 in the first six months of 2011.  Return on average assets was 0.42% and return on average equity was 5.72% for the first six months of 2012, as compared to 0.24% and 2.85%, respectively, for the first six months of 2011.

Net Interest Income:  Our net interest income for first six months 2012 increased to $41.8 million, an increase of $5.3 million or 14.7% from $36.5 million in first six months 2011. Our interest income for first six months 2012 increased to $47.8 million, an increase of $5.4 million or 12.8% from $42.4 million for first six months 2011.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $504.1 million for first six months 2012 from $305.2 million for first six months 2011, while related interest income increased $2.7 million.  Our average loans and leases increased to $1.77 billion for first six months 2012 from $1.64 billion for first six months 2011, while related interest income increased $1.8 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first six months 2012 decreased to 2.37% from 2.91% in first six months of 2011, a decrease of 54 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality and deposit growth in excess of immediate funding needs.  Such deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Federal Reserve Bank deposits are included in interest earning deposits in the balance sheet, thereby lowering the net interest margin.  In first six months 2012, the average yield on our loans decreased to 4.32% from 4.44% for first six months 2011, a decrease of 12 basis points.  However, we also experienced an 11 basis point decrease in the cost of our deposits to 0.32% from 0.43%.  Yields on taxable investment securities were lower at 3.26% compared to 3.41%, respectively, a decrease of 15 basis points as a result of new purchases with shorter average lives which typically have lower yields and lower market rates on such purchases. Average interest earning deposits increased $715.0 million to $1.33 billion in first six months 2012 from $610.2 million in first six months 2011, reflecting deposit seasonality.  These funds earn interest at a rate of 25 basis points which caused our asset yield and net interest margin to decrease in first six months 2012.  The interest cost of total deposits and interest bearing liabilities amounted to 0.35% for first six months 2012 compared to 0.47% in first six months 2011.  The decrease is the result of continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand deposits.  In first six months 2012, average demand and interest checking deposits amounted to $2.94 billion, compared to $2.17 billion in first six months 2011.  Deposit growth continued in wealth management, health savings, merchant processing and prepaid cards. In first six months 2012, average deposits amounted to $3.42 billion, compared to $2.53 billion in first six months 2011.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Six months ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount	$1,756,910	$37,948	4.32%	$1,635,432	$36,344	4.44%
Leases - bank qualified*	12,105	397	6.56%	3,589	150	8.36%
Investment securities-taxable	402,949	6,561	3.26%	228,302	3,897	3.41%
Investment securities-nontaxable*	101,126	2,161	4.27%	76,854	2,018	5.25%
Interest earning deposits at Federal Reserve Bank	1,325,250	1,658	0.25%	610,215	745	0.24%
Net interest earning assets	3,598,340	48,725	2.71%	2,554,392	43,154	3.38%

Allowance for loan and lease losses	(31,388)			(25,648)
Other assets	179,115			279,032
	$3,746,067			$2,807,776

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$2,936,649	$4,088	0.28%	$2,169,238	$4,033	0.37%
Savings and money market	453,213	1,257	0.55%	328,899	1,310	0.80%
Time	30,608	203	1.33%	29,567	147	0.99%
Total deposits	3,420,470	5,548	0.32%	2,527,704	5,490	0.43%

Short term borrowings	-	-	0.00%	1,503	3	0.40%
Repurchase agreements	25,257	51	0.40%	18,439	42	0.46%
Subordinated debt	13,401	434	6.48%	13,401	431	6.43%
Total deposits and interest bearing liabilities	3,459,128	6,033	0.35%	2,561,047	5,966	0.47%

Other liabilities	10,078			9,553
Total liabilities	3,469,206			2,570,600

Shareholders' equity	276,861			237,176
	$3,746,067			$2,807,776

Net interest income on tax equivalent basis *		$42,692			$37,188

Tax equivalent adjustment		895			733

Net interest income		$41,797			$36,455

Net interest margin *			2.37%			2.91%

* Full taxable equivalent basis, using a 35% statutory tax rate.

For first six months 2012, average interest earning assets increased to $3.60 billion, an increase of $1.04 billion or 40.9% from first six months 2011.  The increase reflected increased average balances of loans and leases of $130.0 million or 7.9%, and increased average balances of investment securities of $198.9 million or 65.2%.  Average demand and interest checking deposits increased $767.4 million or 35.4%. Average savings and money market deposits increased $124.3 million or 37.8%. The Bank experienced growth in deposits relating to prepaid, wealth management, healthcare, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $9.5 million for the first six months of 2012 compared to $11.6 million for the first six months of 2011.  The decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  That evaluation reflected the impact of lower levels of net charge-offs.  At June 30, 2012, our allowance for loan and lease losses amounted to $31.2 million or 1.73% of total loans as compared to $29.6 million or 1.69% of total loans at December 31, 2011.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $22.9 million in first six months 2012 compared to $15.5 million in first six months 2011 before OTTI of $126,000 and $75,000 in the first six months of 20 12 and 2011, respectively. The $7.3 million or 47.1% increase in first six months 2012 compared to first six months 2011 primarily reflected increases in prepaid card transaction volume. Those increases were reflected in a $7.0 million or 76.2% increase in prepaid fees to $16.1 million for first six months 2012 from $9.1 million for first six months 2011.  First six months prepaid income is impacted by our electronic tax refund business which increased significantly over the prior year period and which is concentrated in the first quarter.  It also reflected increases in service fees on deposit accounts of $360,000 or 29.4% to $1.6 million for first six months 2012 from $1.2 million for first six months 2011 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $653,000 to $1.2 million for first six months 2012 from $534,000, or 122.3% for first six months 2011.  This increase resulted primarily from an increase in fees from one affinity relationship.  Other non-interest income decreased $724,000 or 64.2% to $404,000 for first six months 2012 from $1.1 million from first six months 2011.  This decrease was primarily due to a $718,000 legal settlement in favor of the Bank in 2011.

Non-Interest Expense. Total non-interest expense was $42.8 million for first six months 2012, an increase of $7.6 million or 21.6% over $35.2 million for first six months 2011.  Salaries and employee benefits amounted to $18.7 million, an increase of $4.2 million or 28.8% over $14.5 million for first six months 2011.  The increase in salaries and employee benefits reflected staff additions and expense related to customer service and a significantly expanded call center, compliance, prepaid cards and IT, including programming expense and a $439,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 3.0% for our staff.  Depreciation and amortization increased $202,000 or 13.9% to $1.7 million in first six months 2012 from $1.5 million in first six months 2011 which reflected increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent and occupancy increased $159,000 or 11.1% to $1.6 million in first six months 2012 from $1.4 million in first six months 2011 which reflected additional prepaid card, compliance and other office rent.  Data processing increased $802,000 or 17.6% to $5.4 million in first six months 2012 from $4.6 million in first six months 2011 due to an increased number of deposit accounts and related transaction volume.  Printing and supplies increased to $914,000, an increase of $234,000 or 34.4% from $680,000 in first six months 2011 reflecting increased deposit account volume.  Audit expense increased $65,000 or 12.7% to $575,000 for first six months 2012 from $510,000 in first six months 2011, reflecting higher information technology (IT) and data security audit costs.  Legal expense decreased $53,000 or 4.4% to $1.1 million for first six months 2012 from $1.2 million in first six months 2011, as a result of a variety of matters. Losses and write downs on other real estate owned increased $1.4 million to $1.9 million in the first six months of 2012 from $491,000 in the first six months of 2011.  The increase resulted from $602,000 of losses on sale of other real estate with the balance due to write downs to reduce the carrying cost to expected proceeds from sale.  Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $235,000 or 12.2% to $1.7 million for first six months 2012 from $1.9 million in first six months 2011.  This decrease resulted primarily from a reduction in the assessment rate for the Bank which was partially offset by growth in deposits.  Software, maintenance and equipment expense increased $167,000 or 22.4% to $914,000 in first six months 2012 from $747,000 in first six months 2011. This increase included software and hardware for the SBA lending unit and for loan, prepaid card, and deposit products, increased security, regulatory compliance costs and storage.  Other non-interest expense increased $642,000 or 9.6% to $7.4 million in the first six months 2012 from $6.7 million in the first six months of 2011.  The $642,000 increase resulted primarily from an increase of $329,000 in customer identification verifications for electronic tax refund prepaid cards and increased losses related to prepaid cards of $125,000.  Other expense also included a $172,000 accrual for a civil money penalty based upon communications with the FDIC in the second quarter of 2012.

Income Taxes.  Income tax expense was $4.4 million for first six months 2012 compared to $1.7 million in first six months 2011, an increase of $2.7 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first six months 2012 was 35.9% compared to 33.9% in first six months 2011 reflecting the greater impact of tax exempt income on lower pre-tax income in the prior year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first six months of 2012 was cash inflows from net increases in deposits, which were $139.7 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $429.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of June 30, 2012, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the quarter did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

Included in our cash and cash-equivalents at June 30, 2012 are $692.6 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $130.6 million for the year to date period June 30, 2012 and $111.3 million for the prior year to date period ended June 30, 2011 and funding for net loan growth, which was $69.3 million for the year to date period June 30, 2012 and $70.4 million for the prior year to date period. At December 31, 2011, we had outstanding commitments to fund loans, including unused lines of credit, of $476.4 million and $380.3 million as of June 30, 2012 and December 31, 2011, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2012 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of June 30, 2012
The Company	8.22%	14.72%	15.98%
The Bancorp Bank	6.76%	12.14%	13.39%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2011
The Company	8.69%	14.64%	15.89%
The Bancorp Bank	6.13%	10.34%	11.60%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2012. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90 Days	91-364 Days	1-3 Years	3-5 Years	Over 5 Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$735,560	$323,218	$331,210	$205,390	$208,934
Investment securities	93,887	55,370	119,751	156,366	174,641
Interest earning deposits	692,582	-	-	-	-
Total interest earning assets	1,522,029	378,588	450,961	361,756	383,575

Interest bearing liabilities:
Demand and interest checking	1,445,796	149,903	149,903	-	-
Savings and money market	114,153	228,308	114,153	-	-
Time deposits	1,682	6,484	12,108	9,425	24
Securities sold under agreements to repurchase	21,948	-	-	-	-
Subordinated debenture	3,401	-	-	10,000	-
Total interest bearing liabilities	1,586,980	384,695	276,164	19,425	24
Gap	$(64,951)	$(6,107)	$174,797	$342,331	$383,551
Cumulative gap	$(64,951)	$(71,058)	$103,739	$446,070	$829,621
Gap to assets ratio	-2%	*	6%	11%	12%
Cumulative gap to assets ratio	-2%	-2%	3%	14%	26%

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

Financial Condition

General. Our total assets at June 30, 2012 were $3.20 billion, of which our total loans were $1.80 billion. At December 31, 2011 our total assets were $3.01 billion, of which our total loans were $1.74 billion.  Most of the increase in assets at June 30, 2012 reflected deposit inflows.

Interest earning deposits and federal funds sold.  At June 30, 2012, we had a total of $692.6 million of interest earning deposits as compared to $652.9 million at December 31, 2011.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $600.0 million at June 30, 2012, an increase of $133.8 million or 28.7% from year-end 2011. The increase in investment securities was primarily a result of increased purchases of commercial mortgage-backed securities with at least one AAA rating with expected average lives in the 2-3 year range and insured student loan securities with expected average lives in the .  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at June 30, 2012 consisted of four single issuer trust preferred securities and two pooled issuer trust preferred securities.  The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.3 million were issued by two different banks and two securities totaling $12.0 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.5 million and were collateralized by bank trust preferred securities.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2012 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$1,886	$2,001	$115	Not rated
Security B	2,367	2,395	28	Not rated
Security C	3,248	2,853	(395)	Not rated
Security D	8,834	5,116	(3,718)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2012:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$868	$666	$(202)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	593	544	(49)	Ca	***

* The actual deferrals and defaults as a percentage of the original collateral were 26%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** The actual deferrals and defaults as a percentage of the original collateral were 27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is 1.2% every three years with no recoveries.

*** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date June 30, 2012 and December 31, 2011 respectively, we recognized other-than-temporary impairment charges of $126,000 and $75,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.6 million at June 30, 2012 and $5.1 million at December 31, 2011.

Investment securities with a carrying value of $39.5 million at June 30, 2012 and $44.6 million at December 31, 2011, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loan portfolio. Total loans increased to $1.80 billion at June 30, 2012 from $1.74 billion at December 31, 2011.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2012	2011

Commercial	$441,167	$450,411
Commercial mortgage *	596,639	609,487
Construction	269,636	246,611
Total commercial loans	1,307,442	1,306,509
Direct lease financing	140,012	129,682
Residential mortgage	97,226	96,110
Consumer loans and others	255,769	209,041
	1,800,449	1,741,342
Unamortized loan costs	3,863	3,486
Total loans, net of deferred loan costs	$1,804,312	$1,744,828

Supplemental loan data:
Construction 1-4 family	$79,546	$85,189
Commercial construction, acquisition and development	190,090	161,422
	$269,636	$246,611

* At June 30, 2012, our owner occupied loans amounted to $141.9 million, or 23.8% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 69% of the portfolio was reviewed at June 30, 2012 and approximately 65% of the portfolio was reviewed at December 31, 2011.

The following table presents delinquencies by type of loan as follows (in thousands):

Age Analysis of Past Due Loans

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$670	$-	$540	$9,536	$10,746	$430,421	$441,167
Commercial mortgage	-	5,628	1,632	5,559	12,819	583,820	596,639
Construction	1,823	2,690	667	8,698	13,878	255,758	269,636
Direct lease financing	-	99	266	-	365	139,647	140,012
Consumer - other	75	2	-	-	77	211,415	211,492
Consumer - home equity	-	-	-	927	927	43,350	44,277
Residential mortgage	-	-	-	95	95	97,131	97,226
Unamortized costs	-	-	-	-	-	3,863	3,863
	$2,568	$8,419	$3,105	$24,815	$38,907	$1,765,405	$1,804,312

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(2,454)	(1,646)	(4,837)	-	(258)	(87)	-	(9,282)
Recoveries	254	1,018	9	85	-	12	-	1,378
Provision	2,109	(1,442)	8,728	(21)	552	152	(571)	9,507
Ending balance	$10,123	$7,204	$9,252	$2,154	$1,640	$331	$467	$31,171

Ending balance: Individually evaluated for impairment	$2,739	$902	$3,303	$73	$-	$-	$-	$7,017

Ending balance: Collectively evaluated for impairment	$7,384	$6,302	$5,949	$2,081	$1,640	$331	$467	$24,154

Loans:
Ending balance	$441,167	$596,639	$269,636	$97,226	$255,769	$140,012	$3,863	$1,804,312

Ending balance: Individually evaluated for impairment	$9,536	$7,990	$8,974	$95	$927	$-	$-	$27,522

Ending balance: Collectively evaluated for impairment	$431,631	$588,649	$260,662	$97,131	$254,842	$140,012	$3,863	$1,776,790

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(4,702)	(102)	(2,496)	(49)	(681)	-	-	(8,030)
Recoveries	2	13	2	-	-	-	-	17
Provision	8,852	(526)	983	939	1,488	78	(179)	11,635
Ending balance	$10,203	$8,886	$3,519	$3,005	$1,385	$242	$445	$27,685

Ending balance: Individually evaluated for impairment	$1,674	$542	$394	$2,163	$428	$-	$-	$5,201

Ending balance: Collectively evaluated for impairment	$8,529	$8,344	$3,125	$842	$957	$242	$445	$22,484

Loans:
Ending balance	$450,916	$593,842	$205,730	$98,113	$200,132	$127,016	$2,911	$1,678,660

Ending balance: Individually evaluated for impairment	$5,337	$2,782	$845	$9,929	$633	$-	$-	$19,526

Ending balance: Collectively evaluated for impairment	$445,579	$591,060	$204,885	$88,184	$199,499	$127,016	$2,911	$1,659,134

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or for the three months ended
	June 30,
	2012	2011

Ratio of the allowance for loan losses to total loans	1.73%	1.65%
Ratio of the allowance for loan losses to nonperforming loans (1)	111.64%	115.73%
Ratio of nonperforming assets to total assets (1)	1.04%	1.12%
Ratio of net charge-offs to average loans	0.45%	0.49%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 1.73% at June 30, 2012 from 1.65% at June 30, 2011.  The increase primarily reflected an increase in the reserves for impaired loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 111.64% at June 30, 2012 from 115.73% at June 30, 2011 as a result of increased asset balances.  The ratio of non-performing assets to total assets decreased as a result of increased non-performing loans and other real estate balances at June 30, 2012.  Net charge-offs to average loans decreased to .45% year to date June 30, 2012 from .49% year to date June 30, 2011, due  primarily to increased loan balances.

Net charge-offs.  Net charge-offs were $7.9 million for the six months ended June 30, 2012 a decrease of $109,000 over net charge-offs for the same period of 2011.  The majority of the charge-offs in the first six months of 2012 were associated with eight commercial loans totaling $3.9 million, five construction loans totaling $4.8 million and one consumer loan totaling $151,000.

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

	June 30,	June 30,	December 31,
	2012	2011	2011
	(in thousands)

Non-accrual loans
Construction *	$8,698	$845	$4,949
Commercial mortgage *	5,559	2,782	3,672
Commercial *	9,536	5,337	6,450
Consumer	927	633	1,252
Residential	95	9,929	1,264
Total non-accrual loans	24,815	19,526	17,587

Loans past due 90 days or more	3,105	4,397	4,101
Total non-performing loans	27,920	23,923	21,688
Other real estate owned	4,919	3,764	7,405
Total non-performing assets	$32,839	$27,687	$29,093

* Included in the non-accrual loans as of June 30, 2012 are five troubled debt restructured loans; $3.4 million in construction, $737,000 in commercial mortgage and $3.2 million in commercial.
The Company’s loans that were modified and considered troubled debt restructurings in the three month period ended June 30, 2012 and year ended December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Number	Pre- modification recorded investment	Post- modification recorded investment	Number	Pre- modification recorded investment	Post- modification recorded investment
Commercial	1	$3,155	$3,155	-	$-	$-
Commercial mortgage	3	3,167	3,167	1	759	759
Construction	4	3,701	3,701	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$10,023	$10,023	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three month ended June 30, 2012 and year ended December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$3,155	$-	$-	$-	$-
Commercial mortgage	736	214	2,217	759	-	-
Construction	-	3,701	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$736	$7,070	$2,217	$1,123	$-	$-

The following table provides information about impaired loans at June 30, 2012 and December 31, 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2012
Without an allowance recorded
Construction	$2,541	$5,781	$-	$1,123	$-
Commercial mortgage	3,482	4,027	-	1,550	-
Commercial	1,689	3,727	-	1,284	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	421	-
With an allowance recorded
Construction	6,433	7,249	3,303	7,069	-
Commercial mortgage	4,508	5,052	903	5,089	-
Commercial	7,847	8,043	2,739	6,051	-
Consumer - home equity	-	-	-	108	-
Residential	95	95	73	31	-
Total
Construction	$8,974	$13,030	$3,303	$8,192	$-
Commercial mortgage	$7,990	$9,079	$903	$6,639	$-
Commercial	$9,536	$11,770	$2,739	$7,335	$-
Consumer - home equity	$927	$927	$-	$1,035	$-
Residential	$95	$95	$73	$452	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

We had $24.8 million of non-accrual loans at June 30, 2012 compared to $17.6 million of non-accrual loans at December 31, 2011. The increase in non-accrual loans was primarily due to $18.5 million of loans placed on non-accrual status offset by $8.0 million of loan charge-offs, $1.9 million of loans transferred to other real estate owned and $1.4 million of loan payments.  Included within the non-accrual loans at June 30, 2012 are five troubled debt restructured loans with a balance of $7.3 million.  Loans past due 90 days or more still accruing interest amounted to $3.1 million at June 30, 2012 and $4.1 million at December 31, 2011. The $996,000 decrease reflected $1.4 million of additions partially offset by $991,000 of loans transferred to non-accrual status, $1.1 million of loan payments and $277,000 of charge-offs.

We had $4.9 million of other real estate owned at June 30, 2012 compared to $7.4 million at December 31, 2011.  The decrease in other real estate owned was primarily due to $2.5 million of cash received due to sales, $1.4 million of write-downs and $515,000 of realized losses which were partially offset by $1.9 million of additions.

The following table classifies our loans by categories which are used throughout the industry as of June 30, 2012 and December 31, 2011 (in thousands):

	Commercial		Construction		Commercial mortgage		Residential mortgage
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Risk Rating
Pass	$303,881	$320,287	$193,150	$176,824	$454,857	$476,421	$28,209	$28,981
Special Mention	2,769	1,049	-	-	24,696	21,615	-	-
Substandard	10,009	7,696	12,055	6,716	10,340	6,867	94	1,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	124,508	121,379	64,431	63,071	106,746	104,584	68,923	65,865
Total	$441,167	$450,411	$269,636	$246,611	$596,639	$609,487	$97,226	$96,110
Unrated subject to review	31%	50%	84%	79%	27%	25%	4%	3%

	Consumer		Direct lease financing		Unamortized costs		Total
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Risk Rating
Pass	$50,270	$64,236	$18,259	$12,025	$-	$-	$1,048,626	$1,078,774
Special Mention	-	-	-	-	-	-	27,465	22,664
Substandard	2,339	2,718	236	649	-	-	35,073	25,910
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated *	203,160	142,087	121,517	117,008	3,863	3,486	693,148	617,480
Total	$255,769	$209,041	$140,012	$129,682	$3,863	$3,486	$1,804,312	$1,744,828
Unrated subject to review	4%	2%	17%	25%	0%	0%	22%	28%

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 69% at June 30, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit are currently minimal.  At June 30, 2012, we had total deposits of $2.82 billion compared to $2.68 billion at December 31, 2011, an increase of $139.7 million or 5.2%, which was the result of growth in prepaid, wealth management and healthcare amounts.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2012		December 31, 2011
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand and interest checking	$2,936,649	0.28%	$2,175,972	0.35%
Savings and money market	453,213	0.55%	355,094	0.86%
Time	30,608	1.33%	31,066	1.14%
Total deposits	$3,420,470	0.32%	$2,562,132	0.43%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2012 and December 31, 2011.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of June 30, 2012 and December 31, 2011.  We do not have any policy prohibiting us from incurring debt.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

August 9, 2012	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 9, 2012	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.