Form 10-Q/A
period 2012-06-30
Bancorp, Inc.
filed 2012-08-22
CIK 1295401

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

THE BANCORP INC.
(Registrant)

August 22, 2012	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 22, 2012	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (2)

32.1	Section 1350 Certifications (2)

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