Form 10-Q
period 2012-09-30
Bancorp, Inc.
filed 2012-11-09
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2012

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

As of November 2, 2012 there were 33,101,281 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index
Page

Item 1.	Financial Statements:

Unaudited Consolidated Balance Sheets – September 30, 2012 and December 31, 2011

Unaudited Consolidated Statements of Operations – Three and nine months ended September 30, 2012 and 2011

Unaudited Consolidated Statements of Comprehensive Income – Nine months ended September 30, 2012

Unaudited Consolidated Statements of Changes in Shareholders’ Equity – Nine months ended September 30, 2012

Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2012 and 2011

Unaudited Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II Other Information

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$4,648	$96,228
Interest earning deposits at Federal Reserve Bank	540,010	652,946
Total cash and cash equivalents	544,658	749,174

Investment securities, available-for-sale, at fair value	634,894	448,204
Investment securities, held-to-maturity (fair value $18,634 and $13,826, respectively)	22,707	18,044
Federal Home Loan and Atlantic Central Bankers Bank stock	4,160	5,088
Loans held for sale	7,970	-
Loans, net of deferred loan costs	1,856,992	1,744,828
Allowance for loan and lease losses	(33,071)	(29,568)
Loans, net	1,823,921	1,715,260
Premises and equipment, net	9,802	8,358
Accrued interest receivable	10,061	8,476
Intangible assets, net	7,254	8,004
Other real estate owned	3,065	7,405
Deferred tax asset, net	19,708	21,941
Other assets	24,925	20,727
Total assets	$3,113,125	$3,010,681

LIABILITIES
Deposits
Demand and interest checking	$2,300,025	$2,192,938
Savings and money market	459,725	454,343
Time deposits	12,606	25,528
Time deposits, $100,000 and over	8,819	9,742
Total deposits	2,781,175	2,682,551

Securities sold under agreements to repurchase	18,802	33,177
Accrued interest payable	100	123
Subordinated debenture	13,401	13,401
Other liabilities	10,662	9,950
Total liabilities	2,824,140	2,739,202

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 33,208,781 and 33,196,281
shares issued at September 30, 2012 and December 31, 2011, respectively	33,209	33,196
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	243,954	241,997
Retained earnings (accumulated deficit)	2,110	(9,277)
Accumulated other comprehensive income	10,578	6,429
Total shareholders' equity	288,985	271,479

Total liabilities and shareholders' equity	$3,113,125	$3,010,681

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$19,787	$19,011	$57,993	$55,448
Interest on investment securities:
Taxable interest	3,507	2,732	10,068	6,629
Tax-exempt interest	709	651	2,114	1,993
Interest bearing deposits	356	296	2,014	1,041
	24,359	22,690	72,189	65,111
Interest expense
Deposits	2,556	2,783	8,104	8,238
Securities sold under agreements to repurchase	24	96	75	173
Short-term borrowings	-	-	-	3
Subordinated debenture	218	216	652	647
	2,798	3,095	8,831	9,061
Net interest income	21,561	19,595	63,358	56,050
Provision for loan and lease losses	5,540	5,019	15,047	16,654
Net interest income after provision for loan and lease losses	16,021	14,576	48,311	39,396

Non-interest income
Service fees on deposit accounts	928	589	2,512	1,813
Merchant credit card processing and ACH fees	740	591	2,222	1,750
Prepaid card fees	7,459	4,030	23,570	13,175
Gain on sales of investment securities	107	20	107	623
Other than temporary impairment on securities held-to-maturity (1)	-	-	(126)	(75)
Leasing income	552	538	2,345	1,887
Debit card income	98	129	402	532
Affinity fees	792	547	1,979	1,081
Other	557	229	961	1,357
Total non-interest income	11,233	6,673	33,972	22,143

Non-interest expense
Salaries and employee benefits	9,991	8,030	28,706	22,560
Depreciation and amortization	854	767	2,508	2,219
Rent and related occupancy cost	895	749	2,487	2,182
Data processing expense	2,547	2,080	7,915	6,646
Printing and supplies	422	395	1,336	1,075
Audit expense	284	295	859	805
Legal expense	1,243	662	2,386	1,858
Amortization of intangible assets	250	250	750	750
Losses on sale and write downs on other real estate owned	533	64	2,405	555
FDIC Insurance	716	705	2,404	2,628
Software, maintenance and equipment	411	429	1,325	1,176
Other real estate owned expense	(30)	357	509	841
Other	3,782	2,975	11,134	9,685
Total non-interest expense	21,898	17,758	64,724	52,980
Net income before income tax	5,356	3,491	17,559	8,559
Income tax provision	1,795	1,209	6,172	2,929
Net income available to common shareholders	$3,561	$2,282	$11,387	$5,630

Net income per share - basic	$0.11	$0.07	$0.34	$0.18
Net income per share - diluted	$0.11	$0.07	$0.34	$0.18

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2012	2011
	(in thousands)
Net income	$11,387	$5,630
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during the period	6,403	12,598
Reclassification adjustment for gains included in net income	(27)	(623)
Amortization of losses previously held as available-for-sale	8	855
	6,384	12,830
Deferred tax expense
Unrealized holding gain arising during the period	2,232	4,191
Amortization of losses previously held as available-for-sale	3	273
	2,235	4,464

Other comprehensive income	4,149	8,366
Comprehensive income	$15,536	$13,996

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2012
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total

Balance at January 1, 2012	33,196,281	33,196	(866)	241,997	(9,277)	6,429	271,479
Net income					11,387		11,387
Common stock issued from option exercises, net of tax benefits	12,500	13	-	85	-	-	98
Stock-based compensation	-	-	-	1,872	-	-	1,872
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	4,149	4,149

Balance at September 30, 2012	33,208,781	$33,209	$(866)	$243,954	$2,110	$10,578	$288,985

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended
	September 30,
	2012	2011
Operating activities
Net income	$11,387	$5,630
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,258	2,969
Provision for loan and lease losses	15,047	16,654
Net amortization of investment securities discounts/premiums	1,360	483
Stock-based compensation expense	1,872	1,276
Mortgage loans originated for sale	(233)	(458)
Sale of mortgage loans originated for resale	237	462
Gain on sale of mortgage loans originated for resale	(4)	(4)
Net change in commercial loans held for sale	(7,970)	-
Deferred income tax expense	2	-
Gain on sales of fixed assets	(29)	(26)
Other than temporary impairment on securities held-to-maturity	126	75
Losses on sale and writedowns of other real estate owned	2,405	555
Gain on sales of investment securities	(107)	(623)
(Increase) decrease in accrued interest receivable	(1,585)	337
Decrease in interest payable	(23)	(11)
Increase in other assets	(4,693)	(335)
Increase in other liabilities	711	3,450
Net cash provided by operating activities	21,761	30,434

Investing activities
Purchase of investment securities available-for-sale	(282,669)	(283,914)
Proceeds from call of securities held-to-maturity	-	4,000
Proceeds from sale of investment securities available-for-sale	6,297	23,846
Proceeds from redemptions and prepayments of securities available-for-sale	90,951	81,680
Proceeds from sale of other real estate owned	5,157	894
Net increase in loans	(126,930)	(115,248)
Proceeds from sale of fixed assets	171	68
Purchases of premises and equipment	(3,599)	(1,390)
Net cash used in investing activities	(310,622)	(290,064)

Financing activities
Net increase in deposits	98,624	1,049,404
Net (decrease) increase in securities sold under agreements to repurchase	(14,375)	10,674
Repayment of short-term borrowings and federal funds purchased	-	(136,000)
Proceeds from issuance of common stock	-	54,501
Proceeds from the exercise of options	98	-
Excess tax benefit from share-based payment arrangements	(2)	-
Net cash provided by financing activities	84,345	978,579

Net (decrease) increase in cash and cash equivalents	(204,516)	718,949

Cash and cash equivalents, beginning of period	749,174	472,319

Cash and cash equivalents, end of period	$544,658	$1,191,268

Supplemental disclosure:
Interest paid	$8,854	$9,072
Taxes paid	$8,367	$5,132
Transfers of loans to other real estate owned	$3,222	$5,749

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K report). The results of operations for the nine month period ended September 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2012, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 21, 2012, incorporated therein by reference.

The Company granted 500,000 common stock options in the first quarter of 2012, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06. During the third quarter of 2011, the Company granted 500,000 stock options, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $3.82. There were 7,500 common stock options exercised for the three month period ending September 30, 2012 and no common stock options exercised for the three month period ending September 30, 2011.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2012	2011
Risk-free interest rate	1.97%	2.19%
Expected dividend yield	-	-
Expected volatility	72.90%	53.10%
Expected lives (years)	4.83	5.47

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the nine month period ended September 30, 2012 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

As of September 30, 2012, there was a total of $5.7 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 2.2 years.  Related compensation expense for the nine months ended September 30, 2012 and 2011 was $1.9 million and $1.3 million respectively.

A summary of the status of the Company’s equity compensations plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)

Outstanding at January 1, 2012	2,745,115	$10.10
Granted	500,000	8.50	-	-
Exercised	(12,500)	7.81	-	-
Expired	(16,000)	10.00	-	-
Forfeited	(128,248)	9.07	-	-
Outstanding at September 30, 2012	3,088,367	$9.89	6.19	$-
Exercisable at September 30, 2012	1,677,367		4.15	$-

A summary of the status of the Company’s stock appreciation rights is presented below.

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at January 1, 2012	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(60,000)	11.41	-
Outstanding at September 30, 2012	-	$-	-

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,561	33,105,194	$0.11
Effect of dilutive securities
Common stock options	-	67,658	-
Diluted earnings per share
Net income available to common shareholders	$3,561	33,172,852	$0.11

Stock options for 1,528,367 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at September 30, 2012 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$11,387	33,101,281	$0.34
Effect of dilutive securities
Common stock options	-	32,026	-
Diluted earnings per share
Net income available to common shareholders	$11,387	33,133,307	$0.34

Stock options for 1,528,367 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at September 30, 2012 but were not included in the dilutive shares because the exercise share price was greater than the average market price.

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

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Available-for-sale	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$8,537	$291	$-	$8,828
Federally insured student loan securities	111,197	483	(135)	111,545
Tax-exempt obligations of states and political subdivisions	111,456	5,585	(1)	117,040
Taxable obligations of states and political subdivisions	43,120	3,245	(30)	46,335
Residential mortgage-backed securities	194,322	3,228	(392)	197,158
Commercial mortgage-backed securities	98,417	4,116	(56)	102,477
Other debt securities	47,687	1,050	(301)	48,436
Other equity securities	3,000	75	-	3,075
	$617,736	$18,073	$(915)	$634,894

Held-to-maturity	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$21,335	$344	$(4,181)	$17,498
Other debt securities - pooled	1,372	-	(236)	1,136
	$22,707	$344	$(4,417)	$18,634

Available-for-sale	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$9,087	$198	$-	$9,285
Tax-exempt obligations of states and political subdivisions	94,227	3,580	(8)	97,799
Taxable obligations of states and political subdivisions	50,778	2,149	(60)	52,867
Residential mortgage-backed securities	190,214	3,582	(111)	193,685
Commercial mortgage-backed securities	51,242	875	(56)	52,061

Other debt securities	38,873	1,058	(399)	39,532
Other equity securities	3,000	-	(25)	2,975
	$437,421	$11,442	$(659)	$448,204

Held-to-maturity	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$16,337	$138	$(4,051)	$12,424
Other debt securities - pooled	1,707	-	(305)	1,402
	$18,044	$138	$(4,356)	$13,826

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.2 million at September 30, 2012 and $5.1 million at December 31, 2011.

The amortized cost and fair value of the Company’s investment securities at September 30, 2012, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$73,508	$73,622	$-	$-
Due after one year through five years	158,815	164,380	-	-
Due after five years through ten years	36,614	37,780	8,240	8,056
Due after ten years	345,799	356,037	14,467	10,578
Other equity securities	3,000	3,075	-	-
	$617,736	$634,894	$22,707	$18,634

At September 30, 2012 and December 31, 2011, investment securities with a book value of approximately $37.0 million and $44.6 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $126,000 on one trust preferred pooled security in the first nine months of 2012 as compared to $75,000 on one trust preferred pooled security in the first nine months of 2011.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2012 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	7	$38,952	$(135)	$-	$-	$38,952	$(135)
Tax-exempt obligations of states and
political subdivisions	4	3,479	(1)	1,241	-	4,720	(1)
Taxable obligations of states and
political subdivisions	7	7,715	(20)	4,035	(10)	11,750	(30)

Residential mortgage-backed securities	9	43,529	(386)	358	(6)	43,887	(392)
Commercial mortgage-backed securities	2	15,279	(56)	-	-	15,279	(56)
Other debt securities	3	-	-	9,770	(301)	9,770	(301)
Total temporarily impaired
investment securities	32	$108,954	$(598)	$15,404	$(317)	$124,358	$(915)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,906	$(4,181)	$7,906	$(4,181)
Other debt securities - pooled	2	-	-	1,136	(236)	1,136	(236)
Total temporarily impaired
investment securities	4	$-	$-	$9,042	$(4,417)	$9,042	$(4,417)

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

The other debt securities included in the held-to-maturity classification on the Company’s balance sheet at September 30, 2012 included four single issuer trust preferred securities issued by either banks or insurance companies and two pooled issuer trust preferred securities, whose collateral is made up of trust preferred securities issued by banks. The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.2 million were issued by two different banks and two securities totaling $12.1 million were issued by two different insurance companies. The two pooled trust preferred securities had an aggregate amortized cost of $1.4 million.

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

Note 6. Loans

At September 30, 2012 the Company had $7.9 million of commercial mortgage loans held for sale, which were originated for sale to institutions which issue commercial mortgaged backed securities.  The Company has elected  fair value treatment for these loans and during the third quarter of 2012, the Company recognized a related gain of $156,000.

Major classifications of loans not including loans held for sale are as follows (in thousands):
	September 30,	December 31,
	2012	2011

Commercial	$453,444	$450,411
Commercial mortgage *	614,410	609,487
Construction	263,726	246,611
Total commercial loans	1,331,580	1,306,509
Direct lease financing	146,728	129,682
Residential mortgage	97,589	96,110
Consumer loans and others	276,427	209,041
	1,852,324	1,741,342
Unamortized loan costs	4,668	3,486
Total loans, net of deferred loan costs	$1,856,992	$1,744,828

Supplemental loan data:
Construction 1-4 family	$71,599	$85,189
Commercial construction, acquisition and development	192,127	161,422
	$263,726	$246,611

* At September 30, 2012, our owner occupied loans amounted to $157.2 million, or 25.6% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

The Company has identified thirty loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $29.2 million at September 30, 2012, of which $20.2 million had a specific reserve of $10.9 million. The remaining $9.0 million of impaired loans did not have a reserve. Included within the impaired loans at September 30, 2012 are eight troubled debt restructured loans with a balance of $8.3 million with a total specific reserve of $4.2 million.  The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Interest income would have increased by $631,000 in third quarter 2012 if interest on impaired loans had been accrued. The balance of impaired loans was $17.6 million at December 31, 2011, of which $14.5 million had specific reserves of $5.9 million.  The Company did recognize interest income of $65,000 on impaired loans in the nine months ended September 30, 2012 and did not recognize any interest income for the nine months ended September 30, 2011.

The following table provides information about impaired loans at September 30, 2012 and December 31, 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2012
Without an allowance recorded
Construction	$276	$276	$-	$911	$-
Commercial mortgage	3,582	4,403	-	2,058	-
Commercial	4,219	6,257	-	2,017	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	316	-
With an allowance recorded
Construction	8,886	8,886	4,899	7,523	-
Commercial mortgage	7,742	8,287	4,028	4,090	-
Commercial	3,435	3,631	1,885	5,397	-
Consumer - home equity	-	-	-	81	-
Residential	93	93	71	47	-
Total
Construction	$9,162	$9,162	$4,899	$8,434	$-
Commercial mortgage	$11,324	$12,690	$4,028	$6,148	$-
Commercial	$7,654	$9,888	$1,885	$7,414	$-
Consumer - home equity	$927	$927	$-	$1,008	$-
Residential	$93	$93	$71	$363	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2012 or December 31, 2011):

	September 30,	September 30,	December 31,
	2012	2011	2011
	(in thousands)

Non-accrual loans
Construction *	$8,886	$2,321	$4,949
Commercial mortgage *	8,894	3,848	3,672
Commercial *	7,654	4,212	6,450
Consumer	927	1,560	1,252
Residential	93	5,260	1,264
Total non-accrual loans	26,454	17,201	17,587

Loans past due 90 days or more	3,861	5,550	4,101
Total non-performing loans	30,315	22,751	21,688
Other real estate owned	3,065	6,415	7,405
Total non-performing assets	$33,380	$29,166	$29,093

* Included in the non-accrual loans as of September 30, 2012 were five troubled debt restructured loans classified as follows:  $725,000 in commercial mortgage, $2.3 million in commercial and $2.6 million in construction.

 Of the $8.3 million of loans that were modified and considered troubled debt restructurings as of September 30, 2012 $5.6 million and $1.1 million were already included in non-accrual and non-performing loan totals as of that date. An analysis of those loans is as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$2,255	$2,255	-	$-	$-
Commercial mortgage	3	3,156	3,156	1	759	759
Construction	4	2,913	2,913	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$8,324	$8,324	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  September 30, 2012 and December 31, 2011  (dollars in thousands):

	September 30, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$2,255	$-	$-	$-	$-
Commercial mortgage	725	214	2,217	759	-	-
Construction	-	2,913	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$725	$5,382	$2,217	$1,123	$-	$-

As of September 30, 2012 and December 31, 2011, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
September 30, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(3,487)	(2,466)	(6,931)	-	(299)	(87)	-	(13,270)
Recoveries	505	1,028	95	85	-	13	-	1,726
Provision	1,843	476	12,544	81	626	(25)	(498)	15,047
Ending balance	$9,075	$8,312	$11,060	$2,256	$1,673	$155	$540	$33,071

Ending balance: Individually evaluated for impairment	$1,884	$4,028	$4,899	$71	$-	$-	$-	$10,882

Ending balance: Collectively evaluated for impairment	$7,191	$4,284	$6,161	$2,185	$1,673	$155	$540	$22,189

Loans:
Ending balance	$453,444	$614,410	$263,726	$97,589	$276,427	$146,728	$4,668	$1,856,992

Ending balance: Individually evaluated for impairment	$7,654	$11,324	$9,162	$93	$927	$-	$-	$29,160

Ending balance: Collectively evaluated for impairment	$445,790	$603,086	$254,564	$97,496	$275,500	$146,728	$4,668	$1,827,832

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

		Commercial		Residential		Direct lease
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
September 30, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(6,729)	(642)	(3,003)	(1,876)	(815)	-	-	(13,065)
Recoveries	2	14	3	-	-	-	-	19
Provision	11,034	(1,108)	2,061	2,636	1,688	(36)	379	16,654
Ending balance	$10,358	$7,765	$4,091	$2,875	$1,451	$128	$1,003	$27,671

Ending balance: Individually evaluated for impairment	$1,127	$615	$622	$1,037	$449	$-	$-	$3,850

Ending balance: Collectively evaluated for impairment	$9,231	$7,150	$3,469	$1,838	$1,002	$128	$1,003	$23,821

Loans:
Ending balance	$461,679	$577,237	$242,806	$96,139	$205,243	$129,400	$3,144	$1,715,648

Ending balance: Individually evaluated for impairment	$4,212	$3,848	$2,321	$5,260	$1,560	$-	$-	$17,201

Ending balance: Collectively evaluated for impairment	$457,467	$573,389	$240,485	$90,879	$203,683	$129,400	$3,144	$1,698,447

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2012 or December 31, 2011.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$1,357	$1,500	$107	$7,654	$10,618	$442,826	$453,444
Commercial mortgage	1,042	-	3,077	8,894	13,013	601,397	614,410
Construction	-	-	667	8,886	9,553	254,173	263,726
Direct lease financing	788	1,026	8	-	1,822	144,906	146,728
Consumer - other	1,091	-	2	-	1,093	231,057	232,150
Consumer - home equity	-	420	-	927	1,347	42,930	44,277
Residential mortgage	-	-	-	93	93	97,496	97,589
Unamortized costs	-	-	-	-	-	4,668	4,668
	$4,278	$2,946	$3,861	$26,454	$37,539	$1,819,453	$1,856,992

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682

Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio not including loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Risk Rating
Pass	$331,624	$320,287	$236,486	$176,824	$490,001	$476,421	$28,792	$28,981
Special Mention	2,939	1,049	-	-	23,862	21,615	-	-
Substandard	8,045	7,696	9,553	6,716	12,740	6,867	-	1,264
Doubtful	-	-	-	-	-	-	93	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	28,253	60,938	10,711	49,700	23,502	26,543	1,590	2,084
Unrated not subject to review	82,583	60,441	6,976	13,371	64,305	78,041	67,114	63,781
Total	$453,444	$450,411	$263,726	$246,611	$614,410	$609,487	$97,589	$96,110

			Direct lease
	Consumer		financing		Unamortized costs		Total
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Risk Rating
Pass	$56,020	$64,236	$54,747	$12,025	$-	$-	$1,197,670	$1,078,774
Special Mention	-	-	-	-	-	-	26,801	22,664
Substandard	3,672	2,718	61	649	-	-	34,071	25,910
Doubtful	-	-	-	-	-	-	93	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	25,573	2,873	-	29,174	-	-	89,629	171,312
Unrated not subject to review	191,162	139,214	91,920	87,834	4,668	3,486	508,728	446,168
Total	$276,427	$209,041	$146,728	$129,682	$4,668	$3,486	$1,856,992	$1,744,828

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review ender the Bank’s internal policy and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 68% at September 30, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed. All classified loans are continuously reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The former Chief Executive Officer of RAIT (from December 2006 to February 2009), who was also a RAIT trustee, is the Chairman of the Company and a director and Chairman of the Executive Committee of the Bank.  RAIT paid the Company approximately $228,000 and $223,000, for the nine months ended September 30, 2012 and 2011, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Chairman of the Board of Resource America, Inc is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense for the nine months ended September 30, 2012 was $77,000.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Chairman of the Board of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense for the nine months ended September 30, 2012 was $14,000.

The Bank maintains deposits for various affiliated companies totaling approximately $47.1 million and $88.8 million as of September 30, 2012 and December 31, 2011, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2012, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At September 30, 2012, loans to these related parties amounted to $31.5 million as compared to $32.4 million at December 31, 2011.

The Company executed security transactions through PrinceRidge, a brokerage firm in which the Company’s Chairman is a principal.  For the nine months ended September 30, 2012 a total of $35.8 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent security advisor.  All of the securities purchased were commercial mortgage-backed securities.  The Company does not pay a separate fee or commission to PrinceRidge. We do not have information as to PrinceRidge’s actual profits or losses. All of the purchases were classified as available for sale.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $544.7 million and $749.2 million as of September 30, 2012 and December 31, 2011, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2012 and December 31, 2011 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2012, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	September 30, 2012
			Quoted prices in active	Significant other	Significant
			markets for identical	observable	unobservable
	Carrying	Estimated	assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$544,658	$544,658	$544,658	$-	$-
Investment securities available-for-sale	634,894	634,894	3,075	631,211	608
Investment securities held-to-maturity	22,707	18,634	-	-	18,634
Federal Home Loan and Atlantic Central Bankers Bank stock	4,160	4,160	4,160	-	-
Commercial loans held for sale	7,970	7,970	-	-	7,970
Loans receivable, net	1,856,992	1,855,671	-	-	1,855,671
Demand and interest checking	2,300,025	2,300,025	2,300,025	-	-
Savings and money market	459,725	459,725	459,725	-	-
Time deposits	21,425	21,491	-	-	21,491
Subordinated debenture	13,401	9,268	-	-	9,268
Securities sold under agreements to repurchase	18,802	18,802	18,802	-	-
Accrued interest payable	100	100	100	-	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Cash and cash equivalents	$749,174	$749,174
Investment securities available-for-sale	448,204	448,204
Investment securities held-to-maturity	18,044	13,826
Federal Home Loan and Atlantic Central Bankers Bank stock	5,088	5,088
Loans receivable, net	1,744,828	1,718,698
Demand and interest checking	2,192,938	2,192,938
Savings and money market	454,343	454,343
Time deposits	35,270	35,336
Subordinated debenture	13,401	9,287
Securities sold under agreements to repurchase	33,177	33,177
Accrued interest payable	123	123

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$8,828	$-	$8,828	$-
Federally insured student loan securities	111,545	-	111,545
Obligations of states and political subdivisions	163,375	-	163,375	-
Residential mortgage-backed securities	197,158	-	197,158	-
Commercial mortgage-backed securities	102,477	-	102,477	-
Other debt securities	48,436	-	47,828	608
Other equity securities	3,075	3,075	-	-
	$634,894	$3,075	$631,211	$608

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$9,285	$-	$9,285	$-
Obligations of states and political subdivisions	150,666	-	150,666	-
Residential mortgage-backed securities	193,685	-	193,685	-
Commercial mortgage-backed securities	52,061	-	52,061	-
Other debt securities	39,532	-	38,902	630
Other equity securities	2,975	2,975	-	-
	$448,204	$2,975	$444,599	$630

The changes in the Company’s Level 3 assets are set forth below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Available-for-sale
securities
	September 30, 2012	December 31, 2011
Beginning balance	$ 630	$ 748
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(2)
Included in other comprehensive income	15	(62)
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(37)	(54)
Ending balance	$ 608	$ 630

The other debt securities included in level 3 at September 30, 2012 and December 31, 2011 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$29,160	$-	$-	$29,160
Other real estate owned	3,065	-	-	3,065
	$32,225	$-	$-	$32,225

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,587	$-	$-	$17,587
Other real estate owned	7,405	-	-	7,405
	$24,992	$-	$-	$24,992

At September 30, 2012, impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $29.2 million through specific reserves and other write downs of $10.9 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at September 30, 2012 were troubled debt restructured loans with a balance of $8.3 million which have specific reserves of $4.2 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. The Company entered into two interest rate swap agreements with an aggregate notional amount of $5.9 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded expense on derivative instruments of $14,000 for the nine months ended September 30, 2012.  It recorded income of $156,000 for the nine months ended September 30, 2012 to recognize fair value income on related commercial real estate loans held for sale.  The amount payable by the Company under these swap agreements was $14,000 at September 30, 2012.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2012 are summarized below (in thousands):

	September 30, 2012
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 1, 2022	$2,200	1.64%	0.44%	$5
September 27, 2022	3,700	1.74%	0.36%	(19)
Total	$5,900			$(14)

Note 10. Subsequent Events

The Company evaluated its September 30, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results of Operations

Third quarter 2012 to third quarter 2011

Net Income:  Net income for the third quarter of 2012 was $3.6 million, compared to $2.3 million for the third quarter of 2011. The $1.3 million, or 56.0% increase, reflected a $2.0 million increase in net interest income and a $4.5 million increase in non-interest income (excluding security gains) which were partially offset by a $4.1 million increase in non-interest expense.  Non-interest income (excluding security gains) increased to $11.1 million in third quarter 2012 from $6.7 million in third quarter 2011, primarily due to increases in prepaid card fees, which reflected an increased volume of accounts and related transaction fees.  Other non-interest income categories increased as a result of both an increased volume of transactions   and increased service charges on certain health savings accounts.  Net interest income increased to $21.6 million primarily as a result of higher loan and investment security interest.  The provision for loan and lease losses increased $521,000 in third quarter 2012, compared to third quarter 2011.  Diluted earnings per share were $0.11 in third quarter 2012 compared to $0.07 in the third quarter of 2011.  Return on average assets was 0.46% and return on average equity was 4.97% for the third quarter of 2012, as compared to 0.33% and 3.43%, respectively, for the third quarter of 2011.

Net Interest Income:  Our net interest income for third quarter 2012 increased to $21.6 million, an increase of $2.0 million or 10.0% from $19.6 million in third quarter 2011. Our interest income for third quarter 2012 increased to $24.4 million, an increase of $1.7 million or 7.4% from $22.7 million for third quarter 2011.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $625.3 million for third quarter 2012 from $384.8 million for third quarter 2011, while related interest income increased $833,000.  Our average loans and leases increased to $1.84 billion for third quarter 2012 from $1.70 billion for third quarter 2011, while related interest income increased $776,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for third quarter 2012 decreased to 2.90% from 3.15% in third quarter of 2011, a decrease of 25 basis points.  The decrease in the net interest margin resulted primarily from lower yields on interest earning assets.  Such deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Federal Reserve Bank deposits are included in interest earning deposits in the balance sheet, thereby lowering the net interest margin.  In third quarter 2012, the average yield on our loans decreased to 4.30% from 4.47% for third quarter 2011, a decrease of 17 basis points.  This decrease was partially offset by an 8 basis point decrease in the cost of our deposits to 0.37% from 0.45%.  Yields on taxable investment securities were lower at 2.70% compared to 3.47%, respectively, a decrease of 77 basis points.  The lower yield reflected new purchases with shorter average lives or earlier repricing periods which typically have lower yields and lower market rates on such purchases. Average interest earning deposits increased $114.4 million to $570.7 million in third quarter 2012 from $456.3 million in third quarter 2011, reflecting continued deposit growth.  These funds earn interest at a rate of 25 basis points which lowers our asset yield and net interest margin.  The interest cost of total deposits and interest bearing liabilities amounted to 0.40% for third quarter 2012 compared to 0.50% in third quarter 2011.  The decrease is the result of continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits reflecting increases in demand and interest checking deposits.  In third quarter 2012, average demand and interest checking deposits amounted to $2.30 billion, compared to $2.08 billion in third quarter 2011.  Deposit growth continued in wealth management, health savings, merchant processing and prepaid cards.  In third quarter 2012, average deposits amounted to $2.76 billion, compared to $2.46 billion in third quarter 2011.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Three months ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount **	$1,827,348	$19,646	4.30%	$1,693,500	$18,927	4.47%
Leases - bank qualified*	15,012	217	5.78%	5,328	128	9.61%
Investment securities-taxable	519,377	3,507	2.70%	314,800	2,732	3.47%
Investment securities-nontaxable*	105,918	1,091	4.12%	70,049	1,003	5.73%
Interest earning deposits at Federal Reserve Bank	570,667	356	0.25%	456,260	296	0.26%
Net interest earning assets	3,038,322	24,817	3.27%	2,539,937	23,086	3.64%

Allowance for loan and lease losses	(32,385)			(28,415)
Other assets	78,241			258,610
	$3,084,178			$2,770,132

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$2,296,193	$1,884	0.33%	$2,078,118	$1,993	0.38%
Savings and money market	436,484	574	0.53%	354,189	696	0.79%
Time	24,042	98	1.63%	29,690	94	1.27%
Total deposits	2,756,719	2,556	0.37%	2,461,997	2,783	0.45%

Repurchase agreements	20,489	24	0.47%	23,271	96	1.65%
Subordinated debt	13,401	218	6.51%	13,401	216	6.45%
Total deposits and interest bearing liabilities	2,790,609	2,798	0.40%	2,498,669	3,095	0.50%

Other liabilities	8,462			7,757
Total liabilities	2,799,071			2,506,426

Shareholders' equity	285,107			263,706
	$3,084,178			$2,770,132

Net interest income on tax equivalent basis *		$22,019			$19,991

Tax equivalent adjustment		458			396

Net interest income		$21,561			$19,595

Net interest margin *			2.90%			3.15%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For third quarter 2012, average interest earning assets increased to $3.04 billion, an increase of $498.4 million or 19.6% from third quarter 2011.  The increase reflected increased average balances of loans and leases of $143.5 million or 8.4%, and increased average balances of investment securities of $240.4 million or 62.5%.  Average demand and interest checking deposits increased $218.1 million or 10.5%. Average savings and money market deposits increased $82.3 million or 23.2%. The Bank experienced growth in deposits relating to prepaid, wealth management, healthcare, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.5 million for the third quarter of 2012 compared to $5.0 million for the third quarter of 2011.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  That evaluation reflected the impact of an increase in impaired loans which totaled $29.2 million at September 30, 2012 compared to $17.2 million at September 30, 2011.  At September 30, 2012, our allowance for loan and lease losses amounted to $33.1 million or 1.78% of total loans as compared to $29.6 million or 1.69% of total loans at December 31, 2011.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $11.1 million in third quarter 2012 compared to $6.7 million in third quarter 2011 before gains on securities of $107,000 in the third quarter of 2012 and $20,000 in the third quarter of 2011. The $4.5 million or 67.2% increase in third quarter 2012 compared to third quarter 2011 primarily reflected increases in prepaid card transaction volume. Those increases were reflected in a $3.4 million or 85.1% increase in prepaid fees to $7.5 million for third quarter 2012 from $4.0 million for third quarter 2011.  It also reflected increases in service fees on deposit accounts of $339,000 or 57.6% to $928,000 for third quarter 2012 from $589,000 for third quarter 2011 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $245,000 or 44.8% to $792,000 for third quarter 2012 from $547,000 for third quarter 2011.  This increase resulted primarily from an increase in fees from one affinity relationship.  Other non-interest income increased $328,000 or 143.2% to $557,000 for third quarter 2012 from $229,000 from third quarter 2011.  This increase reflected a $156,000 fair value adjustment on  commercial mortgage loans held for sale in the third quarter of 2012 .

Non-Interest Expense. Total non-interest expense was $21.9 million for third quarter 2012, an increase of $4.1 million or 23.3% over $17.8 million for third quarter 2011.  Salaries and employee benefits amounted to $10.0 million, an increase of $2.0 million or 24.4% over $8.0 million for third quarter 2011.  The increase in salaries and employee benefits reflected staff additions and expense related to customer service and a significantly expanded call center, compliance, small business lending, prepaid cards and our new commercial mortgage securitization department and a $157,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 3.0% for our staff.  Depreciation and amortization increased $87,000 or 11.3% to $854,000 in third quarter 2012 from $767,000 in third quarter 2011 which reflected increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent and occupancy increased $146,000 or 19.5% to $895,000 in third quarter 2012 from $749,000 in third quarter 2011 which reflected additional prepaid card, compliance and other office rent.  Data processing increased $467,000 or 22.5% to $2.5 million in third quarter 2012 from $2.1 million in third quarter 2011 due to an increased number of deposit accounts and related transaction volume.  Printing and supplies increased $27,000 or 6.8% to $422,000, in third quarter 2012 from $395,000 in third quarter 2011 reflecting increased deposit account volume.  Audit expense decreased $11,000 or 3.7% to $284,000 for third quarter 2012 from $295,000 in third quarter 2011.  Legal expense increased $581,000 or 87.8% to $1.2 million for third quarter 2012 from $662,000 in third quarter 2011.  The increase reflected $310,000 of legal fees related to the acquisition of European prepaid card contracts and a platform on which to process related transactions.  Losses on sale and write downs on other real estate owned increased $469,000 to $533,000 in third quarter of 2012 from $64,000 in third quarter of 2011 primarily due to a loss on one property. Federal Deposit Insurance Corporation (FDIC) insurance expense increased $11,000 or 1.6% to $716,000 for third quarter 2012 from $705,000 in third quarter 2011.  This increase resulted primarily from growth in deposits.  Software, maintenance and equipment expense decreased $18,000 or 4.2% to $411,000 in third quarter 2012 from $429,000 in third quarter 2011.  Other real estate owned expense decreased $387,000 or 108.4% to ($30,000) in third quarter 2012 from $357,000 in third quarter 2011.  The decrease resulted from expense on a fewer number of properties and a reimbursement of expenses on one property.  Other non-interest expense increased $807,000 or 27.1% to $3.8 million in third quarter 2012 from $3.0 million in third quarter of 2011.  The $807,000 increase resulted primarily from increases in loan expenses of $261,000, an increase in telephone expense of $164,000, an increase in check card losses of $112,000 and increased losses related to prepaid cards of $56,000.

Income Taxes.  Income tax expense was $1.8 million for third quarter 2012 compared to $1.2 million in third quarter 2011, an increase of $586,000.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for third quarter 2012 was 33.5% compared to 34.6% in third quarter 2011.

First nine months of 2012 to first nine months of 2011

Net Income:  Net income for the first nine months of 2012 was $11.4 million, compared to $5.6 million for the first nine months of 2011. The $5.6 million, or 102.2% increase, reflected a $7.3 million increase in net interest income and a $12.4 million increase in non-interest income (excluding security gains and other-than-temporary impairment (OTTI)) which were partially offset by a $11.7 million increase in non-interest expense.  Non-interest income (excluding security gains and other-than-temporary-impairment (OTTI)) increased to $34.0 million in first nine months 2012 from $21.6 million in the first nine months of 2011, primarily due to increases in prepaid card fees, which reflected an increased volume of accounts and related transaction fees.  Other non-interest income categories increased as a result of both an increased volume of transactions and  higher service charges on certain health savings accounts.  Net interest income increased to $63.4 million primarily as a result of higher investment security and loan interest.  The provision for loan and lease losses decreased $1.6 million in the first nine months of 2012 compared to the first nine months of 2011 reflecting decreased levels of net charge-offs and other factors.  Diluted earnings per share were $0.34 in first nine months 2012 compared to $0.18 in the first nine months of 2011.  Return on average assets was 0.43% and return on average equity was 5.44% for the first nine months of 2012, as compared to 0.27% and 3.06%, respectively, for the first nine months of 2011.

Net Interest Income:  Our net interest income for first nine months 2012 increased to $63.4 million, an increase of $7.3 million or 13.0% from $56.1 million in first nine months 2011. Our interest income for first nine months 2012 increased to $72.2 million, an increase of $7.1 million or 10.9% from $65.1 million for first nine months 2011.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been trending higher to levels more consistent with our peer ratios for securities to average assets.  Our average investment securities increased to $544.8 million for first nine months 2012 from $328.1 million for first nine months 2011, while related interest income increased $3.6 million.  Our average loans and leases increased to $1.79 billion for first nine months 2012 from $1.66 billion for first nine months 2011, while related interest income increased $2.5 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first nine months 2012 decreased to 2.53% from 3.00% in first nine months of 2011, a decrease of 47 basis points.  The decrease in the net interest margin resulted primarily from increases in deposit seasonality and deposit growth in excess of immediate funding needs.  Such deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Federal Reserve Bank deposits are included in interest earning deposits in the balance sheet, thereby lowering the net interest margin.  In first nine months  2012, the average yield on our loans decreased to 4.31% from 4.45% for first nine months 2011, a decrease of 14 basis points.  This decrease was partially offset by a 10 basis point decrease in the cost of our deposits to 0.34% from 0.44%.  Yields on taxable investment securities were lower at 3.04% compared to 3.49%, respectively, a decrease of 45 basis points.of the lower yield reflected new purchases with shorter average lives or earlier repricing periods which typically have lower yields and lower market rates on such purchases. Average interest earning deposits increased $515.0 million to $1.07 billion in first nine months 2012 from $558.3 million in first nine months 2011, reflecting deposit seasonality from primarily the first and second quarters.  These funds earn interest at a rate of 25 basis points which lowers our asset yield and net interest margin.  The interest cost of total deposits and interest bearing liabilities amounted to 0.36% for first nine months 2012 compared to 0.48% in first nine months 2011.  The decrease is the result of continuing decreases in both our deposit rates due to the decrease in market interest rates, as well as changes in the mix of our deposits and, in particular, a significant increase in demand deposits.  In the first nine months of 2012, average demand and interest checking deposits amounted to $2.72 billion, compared to $2.14 billion in first nine months 2011.  Deposit growth continued in wealth management, health savings, merchant processing and prepaid cards. In the first nine months of 2012, average deposits amounted to $3.20 billion, compared to $2.51 billion in first nine months of 2011.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average rates, for the periods indicated:

	Nine months ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount **	$1,780,565	$57,594	4.31%	$1,655,013	$55,252	4.45%
Leases - bank qualified*	13,081	614	6.26%	4,174	302	9.65%
Investment securities-taxable	442,043	10,068	3.04%	253,507	6,629	3.49%
Investment securities-nontaxable*	102,736	3,252	4.22%	74,560	3,066	5.48%
Interest earning deposits at Federal Reserve Bank	1,073,305	2,014	0.25%	558,333	1,041	0.25%
Net interest earning assets	3,411,730	73,542	2.87%	2,545,587	66,290	3.47%

Allowance for loan and lease losses	(31,728)			(26,597)
Other assets	143,839			276,095
	$3,523,841			$2,795,085

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$2,721,620	$5,971	0.29%	$2,138,525	$5,991	0.37%
Savings and money market	447,596	1,832	0.55%	337,422	2,006	0.79%
Time	28,403	301	1.41%	29,608	241	1.09%
Total deposits	3,197,619	8,104	0.34%	2,505,555	8,238	0.44%

Short term borrowings	-	-	0.00%	996	3	0.40%
Repurchase agreements	23,656	75	0.42%	20,067	173	1.15%
Subordinated debt	13,401	652	6.49%	13,401	647	6.44%
Total deposits and interest bearing liabilities	3,234,676	8,831	0.36%	2,540,019	9,061	0.48%

Other liabilities	9,526			8,944
Total liabilities	3,244,202			2,548,963

Shareholders' equity	279,639			246,122
	$3,523,841			$2,795,085

Net interest income on tax equivalent basis *		$64,711			$57,229

Tax equivalent adjustment		1,353			1,179

Net interest income		$63,358			$56,050

Net interest margin *			2.53%			3.00%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For first nine months of 2012, average interest earning assets increased to $3.41 billion, an increase of $866,000 or 34.0% from first nine months of 2011.  The increase reflected increased average balances of loans and leases of $134.5 million or 8.1%, and increased average balances of investment securities of $216.7 million or 66.1%.  Average demand and interest checking deposits increased $583.1 million or 27.3%. Average savings and money market deposits increased $110.2 million or 32.7%. The Bank experienced growth in deposits relating to prepaid, wealth management, healthcare, merchant acquiring and other categories.  Prepaid and merchant acquiring balances increased primarily due to the acquisition of new clients and processors.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $15.0 million for the first nine months of 2012 compared to $16.7 million for the first nine months of 2011.  The decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  That evaluation reflected the impact of lower levels of net charge-offs and other factors.  At September 30, 2012, our allowance for loan and lease losses amounted to $33.1 million or 1.78% of total loans as compared to $29.6 million or 1.69% of total loans at December 31, 2011.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $34.0 million in first nine months 2012 compared to $20.9 million in first nine months  2011 before security gains of $107,000 and OTTI of $126,000 in the first nine months of 2012 and before security gains of $623,000 and OTTI of $75,000 excluding a $718,000 legal settlement in the first nine months of 2011. The $13.1 million or 62.8% increase in first nine months 2012 compared to first nine months 2011 primarily reflected increases in prepaid card transaction volume. Those increases were reflected in a $10.4 million or 78.9% increase in prepaid fees to $23.6 million for first nine months 2012 from $13.2 million for first nine months 2011. First nine months prepaid income is impacted by our electronic tax refund business which increased significantly over the prior year period and which is concentrated in the first quarter and by an overall increase in other prepaid transaction volume.  It also reflected increases in service fees on deposit accounts of $699,000 or 38.6% to $2.5 million for first nine months 2012 from $1.8 million for first nine months of 2011 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $898,000 to $2.0 million for first nine months 2012 from $1.1 million, or 83.1% for first nine months 2011.  That increase resulted primarily from an increase in fees from one affinity relationship.  Other non-interest income decreased $396,000 or 29.2% to $961,000 for first nine months 2012 from $1.4 million from first nine months 2011.  This decrease was primarily due to a $718,000 legal settlement in favor of the Bank in 2011.

Non-Interest Expense. Total non-interest expense was $64.7 million for first nine months 2012, an increase of $11.7 million or 22.2% over $53.0 million for first nine months 2011.  Salaries and employee benefits amounted to $28.7 million, an increase of $6.1 million or 27.2% over $22.6 million for first nine months 2011.  The increase in salaries and employee benefits reflected staff additions and expense related to compliance, small business lending, prepaid cards and our new commercial mortgage securitization department and a $597,000 increase in employee stock option expense.  It also reflected annual salary increases between 0% and 3.0% for our staff.  Depreciation and amortization increased $289,000 or 13.0% to $2.5 million in first nine months 2012 from $2.2 million in first nine months 2011 which reflected increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent and occupancy increased $305,000 or 14.0% to $2.5 million in first nine months 2012 from $2.2 million in first nine months 2011 which reflected additional prepaid card, compliance and other office rent.  Data processing increased $1.3 million or 19.1% to $7.9 million in first nine months 2012 from $6.6 million in first nine months of 2011 due to an increased number of deposit accounts and related transaction volume.  Printing and supplies increased to $1.3 million, an increase of $261,000 or 24.3% from $1.1 million in first nine months 2011 reflecting increased deposit account volume.  Audit expense increased $54,000 or 6.7% to $859,000 for first nine months 2012 from $805,000 in first nine months of 2011, reflecting higher information technology (IT) and data security audit costs.  Legal expense increased $528,000 or 28.4% to $2.4 million for first nine months 2012 from $1.9 million in first nine months 2011. The increase reflected $310,000 of legal fees related to the acquisition of European prepaid card contracts and a platform on which to process related transactions.  Losses and write downs on other real estate owned increased $1.9 million to $2.4 million in the first nine months of 2012 from $555,000 in first nine months 2011.  The increase resulted from $1.3 million of losses on sale of other real estate and write downs to reduce carrying costs to expected proceeds from sale.  Federal Deposit Insurance Corporation (FDIC) insurance expense decreased $224,000 or 8.5% to $2.4 million for first nine months 2012 from $2.6 million in first nine months 2011.  This decrease resulted primarily from a reduction in the assessment rate for the Bank which was partially offset by growth in deposits.  Software, maintenance and equipment expense increased $149,000 or 12.7% to $1.3 million in first nine months 2012 from $1.2 million in first nine months 2011. This increase included software and hardware for the SBA lending unit and for loan, prepaid card, and deposit products, increased security, regulatory compliance and storage.  Other real estate owned expense decreased $332,000 or 39.5% to $509,000 in first nine months 2012 from $841,000 in first nine months 2011.  The decrease resulted from expense on a fewer number of properties.  Other non-interest expense increased $1.4 million or 15.0% to $11.1 million in the first nine months 2012 from $9.7 million in the first nine months of 2011.  The $1.4 million increase resulted primarily from an increase of $361,000 in customer identification verification expense for  tax refund prepaid cards,  $407,000 in loan expenses, $301,000 in telephone expense and $219,000 in check card losses.  Other expense in 2012 also included a $173,000 civil money penalty which originated from 2010 and was related to a customer relationship which the Bank has terminated.

Income Taxes.  Income tax expense was $6.2 million for first nine months 2012 compared to $2.9 million in first nine months 2011, an increase of $3.2 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first nine months 2012 was 35.2% compared to 34.2% in first nine months 2011 reflecting the greater impact of tax exempt income on lower pre-tax income in the prior year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first nine months of 2012 was cash inflows from net increases in deposits, which were $98.6 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $429.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of September 30, 2012, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the quarter did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

Included in our cash and cash-equivalents at September 30, 2012 are $540.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $185.5 million for the year to date period September 30, 2012 and $174.4 million for the prior year to date period ended September 30, 2011 and funding for net loan growth, which was $121.4 million for the year to date period September 30, 2012 and $115.2 million for the prior year to date period.  We had outstanding commitments to fund loans, including unused lines of credit, of $476.6 million and $380.3 million as of September 30, 2012 and December 31, 2011, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2012 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of September 30, 2012
The Company	9.20%	14.51%	15.77%
The Bancorp Bank	7.58%	11.98%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2011
The Company	8.69%	14.64%	15.89%
The Bancorp Bank	6.13%	10.34%	11.60%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2012. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$795,003	$293,900	$330,707	$222,550	$214,832
Investment securities	163,381	47,486	123,467	134,058	189,209
Interest earning deposits	540,010	-	-	-	-
Total interest earning assets	1,498,394	341,386	454,174	356,608	404,041

Interest bearing liabilities:
Demand and interest checking	1,435,899	128,309	128,309	-	-
Savings and money market	114,931	229,863	114,931	-	-
Time deposits	1,481	11,073	8,822	25	24
Securities sold under agreements to repurchase	18,802	-	-	-	-
Subordinated debenture	3,401	-	-	10,000	-
Total interest bearing liabilities	1,574,514	369,245	252,062	10,025	24
Gap	$(76,120)	$(27,859)	$202,112	$346,583	$404,017
Cumulative gap	$(76,120)	$(103,979)	$98,133	$444,716	$848,733
Gap to assets ratio	-2%	*	6%	11%	13%
Cumulative gap to assets ratio	-2%	-3%	3%	14%	27%

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

Financial Condition

General. Our total assets at September 30, 2012 were $3.11 billion, of which our total loans were $1.86 billion. At December 31, 2011 our total assets were $3.01 billion, of which our total loans were $1.74 billion.

Interest earning deposits and federal funds sold.  At September 30, 2012, we had a total of $540.0 million of interest earning deposits as compared to $652.9 million at December 31, 2011.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $657.6 million at September 30, 2012, an increase of $191.4 million or 41.0% from year-end 2011. The increase in investment securities was primarily a result of increased purchases of U.S government insured student loan securities which reprice quarterly to three-month LIBOR.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at September 30, 2012 consisted of four single issuer trust preferred securities and two pooled issuer trust preferred securities.  The amortized cost of the single issuer trust preferred securities was $16.3 million, of which two securities totaling $4.2 million were issued by two different banks and two securities totaling $12.1 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.4 million and were collateralized by bank trust preferred securities.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2012 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,888	$ 1,999	$ 111	Not rated
Security B	2,360	2,393	33	Not rated
Security C	3,240	2,857	(383)	Not rated
Security D	8,847	5,049	(3,798)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of September 30, 2012:
Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$777	$592	$(185)	Ca	***

Pool B (14 performing issuers)	Mezzanine **	595	544	(51)	Ca	***

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

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date September 30, 2012 and December 31, 2011 respectively, we recognized other-than-temporary impairment charges of $126,000 and $75,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.2 million at September 30, 2012 and $5.1 million at December 31, 2011.

Investment securities with a carrying value of $37.0 million at September 30, 2012 and $44.6 million at December 31, 2011, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.

Loan portfolio. Total loans increased to $1.86 billion at September 30, 2012 from $1.74 billion at December 31, 2011.

The following table summarizes our loan portfolio not including loans held for sale by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2012	2011

Commercial	$453,444	$450,411
Commercial mortgage *	614,410	609,487
Construction	263,726	246,611
Total commercial loans	1,331,580	1,306,509
Direct lease financing	146,728	129,682
Residential mortgage	97,589	96,110
Consumer loans and others	276,427	209,041
	1,852,324	1,741,342
Unamortized loan costs	4,668	3,486
Total loans, net of deferred loan costs	$1,856,992	$1,744,828

Supplemental loan data:
Construction 1-4 family	$71,599	$85,189
Commercial construction, acquisition and development	192,127	161,422
	$263,726	$246,611

* At September 30, 2012, our owner occupied loans amounted to $157.2 million, or 25.6% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

Allowance for loan and lease losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC topic 450, Contingencies, and ASC topic 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 68% of the portfolio was reviewed at September 30, 2012 and approximately 65% of the portfolio was reviewed at December 31, 2011.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$1,357	$1,500	$107	$7,654	$10,618	$442,826	$453,444
Commercial mortgage	1,042	-	3,077	8,894	13,013	601,397	614,410
Construction	-	-	667	8,886	9,553	254,173	263,726
Direct lease financing	788	1,026	8	-	1,822	144,906	146,728
Consumer - other	1,091	-	2	-	1,093	231,057	232,150
Consumer - home equity	-	420	-	927	1,347	42,930	44,277
Residential mortgage	-	-	-	93	93	97,496	97,589
Unamortized costs	-	-	-	-	-	4,668	4,668
	$4,278	$2,946	$3,861	$26,454	$37,539	$1,819,453	$1,856,992

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or for the three months ended
	September 30,
	2012	2011

Ratio of the allowance for loan losses to total loans	1.78%	1.61%
Ratio of the allowance for loan losses to nonperforming loans (1)	109.09%	121.63%
Ratio of the nonperforming assets to total assets (1)	1.07%	0.86%
Ratio of the net charge-offs to average loans	0.64%	0.79%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 1.78% at September 30, 2012 from 1.61% at September 30, 2011.  The increase primarily reflected an increase in the reserves for impaired loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 109.09% at September 30, 2012 from 121.63% at September 30, 2011 as a result of increased non-performing loans.  The ratio of non-performing assets to total assets increased as a result of increased non-performing loans at September 30, 2012.  Net charge-offs to average loans decreased to 0.64% year to date September 30, 2012 from 0.79% year to date September 30, 2011, due primarily to increased recoveries.

Net charge-offs.  Net charge-offs were $11.5 million for the nine months ended September 30, 2012 a decrease of $1.5 million over net charge-offs for the same period of 2011.  The majority of the charge-offs in the first nine months of 2012 were associated with eleven commercial loans totaling $5.5 million, eight construction loans totaling $6.9 million and one consumer loan totaling $151,000.

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

	September 30,	September 30,	December 31,
	2012	2011	2011
	(in thousands)

Non-accrual loans
Construction *	$8,886	$2,321	$4,949
Commercial mortgage *	8,894	3,848	3,672
Commercial *	7,654	4,212	6,450
Consumer	927	1,560	1,252
Residential	93	5,260	1,264
Total non-accrual loans	26,454	17,201	17,587

Loans past due 90 days or more	3,861	5,550	4,101
Total non-performing loans	30,315	22,751	21,688
Other real estate owned	3,065	6,415	7,405
Total non-performing assets	$33,380	$29,166	$29,093

* Included in the non-accrual loans as of September 30, 2012 are five troubled debt restructured loans classified as follows:  $725,000 in commercial mortgage, $2.3 million in commercial and $2.6 million in construction.

Of the $8.3 million of loans that were modified and considered troubled debt restructurings as of September 30, 2012 $5.6 million and $1.1 million were already included in non-accrual and non-performing loan totals . An analysis of those loans is as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$2,255	$2,255	-	$-	$-
Commercial mortgage	3	3,156	3,156	1	759	759
Construction	4	2,913	2,913	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$8,324	$8,324	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructurings loans during the nine months ended September 30, 2012 and year ended December 31, 2011.  $5.6 million and $1.1 million were already included in non-accrual and non-performing loan totals as of September 30, 2012 and December 31, 2011, respectively, and are detailed as follows (dollars in thousands).

	September 30, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$2,255	$-	$-	$-	$-
Commercial mortgage	725	214	2,217	759	-	-
Construction	-	2,913	-	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$725	$5,382	$2,217	$1,123	$-	$-

The following table provides information about impaired loans at September 30, 2012 and December 31, 2011 (in thousands):
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2012
Without an allowance recorded
Construction	$276	$276	$-	$911	$-
Commercial mortgage	3,582	4,403	-	2,058	-
Commercial	4,219	6,257	-	2,017	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	316	-
With an allowance recorded
Construction	8,886	8,886	4,899	7,523	-
Commercial mortgage	7,742	8,287	4,028	4,090	-
Commercial	3,435	3,631	1,885	5,397	-
Consumer - home equity	-	-	-	81	-
Residential	93	93	71	47	-
Total
Construction	$9,162	$9,162	$4,899	$8,434	$-
Commercial mortgage	$11,324	$12,690	$4,028	$6,148	$-
Commercial	$7,654	$9,888	$1,885	$7,414	$-
Consumer - home equity	$927	$927	$-	$1,008	$-
Residential	$93	$93	$71	$363	$-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	6,831	626	-
Consumer - home equity	927	927	3,765	371	-
Residential	1,264	1,414	149	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	$3,672	$3,672	$712	$3,103	$-
Commercial	$6,450	$7,592	$9,555	$3,701	$-
Consumer - home equity	$1,252	$1,252	$3,969	$881	$-
Residential	$1,264	$1,414	$149	$5,710	$-

We had $26.5 million of non-accrual loans at September 30, 2012 compared to $17.6 million of non-accrual loans at December 31, 2011. The increase in non-accrual loans was primarily due to $25.9 million of loans placed on non-accrual status offset by $10.3 million of loan charge-offs, $2.0 million of loans transferred to other real estate owned and $4.9 million of loan payments.  Included within the non-accrual loans at September 30, 2012 are five troubled debt restructured loans with a balance of $5.6 million.  Loans past due 90 days or more still accruing interest amounted to $3.9 million at September 30, 2012 and $4.1 million at December 31, 2011. The $240,000 decrease reflected $3.0 million of additions partially offset by $1.5 million of loans transferred to non-accrual status, $1.4 million of loan payments and $277,000 of charge-offs.

We had $3.1 million of other real estate owned at September 30, 2012 compared to $7.4 million at December 31, 2011.  The decrease in other real estate owned was primarily due to $5.2 million of cash received due to sales, $1.4 million of write-downs and $1.0 million of realized losses which were partially offset by $3.2 million of additions.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2012 and December 31, 2011 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Risk Rating
Pass	$331,624	$320,287	$236,486	$176,824	$490,001	$476,421	$28,792	$28,981
Special Mention	2,939	1,049	-	-	23,862	21,615	-	-
Substandard	8,045	7,696	9,553	6,716	12,740	6,867	-	1,264
Doubtful	-	-	-	-	-	-	93	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	28,253	60,938	10,711	49,700	23,502	26,543	1,590	2,084
Unrated not subject to review	82,583	60,441	6,976	13,371	64,305	78,041	67,114	63,781
Total	$453,444	$450,411	$263,726	$246,611	$614,410	$609,487	$97,589	$96,110

			Direct lease
	Consumer		financing		Unamortized costs		Total
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Risk Rating
Pass	$56,020	$64,236	$54,747	$12,025	$-	$-	$1,197,670	$1,078,774
Special Mention	-	-	-	-	-	-	26,801	22,664
Substandard	3,672	2,718	61	649	-	-	34,071	25,910
Doubtful	-	-	-	-	-	-	93	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	25,573	2,873	-	29,174	-	-	89,629	171,312
Unrated not subject to review	191,162	139,214	91,920	87,834	4,668	3,486	508,728	446,168
Total	$276,427	$209,041	$146,728	$129,682	$4,668	$3,486	$1,856,992	$1,744,828

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 68% at September 30, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits. A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  To offset deposit seasonality, management has historically used certificates of deposit including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit are currently minimal.  At September 30, 2012, we had total deposits of $2.78 billion compared to $2.68 billion at December 31, 2011, an increase of $98.6 million or 3.7%, which was the result of growth in prepaid, wealth management and healthcare amounts.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2012		December 31, 2011
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand and interest checking	$2,721,620	0.29%	$2,175,972	0.35%
Savings and money market	447,596	0.55%	355,094	0.86%
Time	28,403	1.41%	31,066	1.14%
Total deposits	$3,197,619	0.34%	$2,562,132	0.43%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of September 30, 2012 and December 31, 2011.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of September 30, 2012 and December 31, 2011.  We do not have any policy prohibiting us from incurring debt.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

November 9, 2012	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 9, 2012	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.

(2)	Furnished herewith.