Form 10-K
period 2012-12-31
Bancorp, Inc.
filed 2013-03-18
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 51018
 ________________

The Bancorp, Inc.
(exact name of registrant as specified in its charter)
________________

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 385-5000
________________

Securities registered pursuant to section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Common Stock, par value $1.00 per share	NASDAQ Global Select

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each Exchange on which Registered
None	None
________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2012 of $9.43, was approximately $286.2 million.

As of March 6, 2013, 37,429,945 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

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

•
recessionary and slow growth conditions in the U.S. economy and significant dislocations in the credit markets have had, and may continue to have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for loan losses;

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

•	loan and investment yields may decrease for various reasons resulting in a lower net interest margin;
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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. All of our revenue and income is currently generated through the Bank.  Interest earning assets consist primarily of commercial loans in the Philadelphia metropolitan area Additionally, loans collateralized by securities are generated through wealth management affinity groups and are typically offered in conjunction with brokerage accounts.  Automobile fleet leases are generated in a number of Atlantic Coast and other states.  At December 31, 2012, commercial loans, security backed loans and leases amounted to $1.3 billion, $235.2 million and $156.7 million, respectively.  Accordingly, the categories comprised 71%, 12% and 8% of the loan portfolio, respectively.  Additionally, we have been increasing our investment portfolio which amounted to $763.2 million at December 31, 2012. Deposits are generated primarily through accounts generated through affinity groups.  Through the Bank, we provide a wide range of commercial and retail and related banking services, which include prepaid  and debit cards , private label banking, healthcare accounts and merchant card processing to both regional and national markets.

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

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at the Company’s address for its principal executive officers, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request by any shareholder to our Investor Relations Department, are the charters of standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund loan portfolio growth through low-cost deposits and generate noninterest income from prepaid cards and other areas. Our principal focus is to grow our loan portfolio, primarily commercial loans in the greater Philadelphia metropolitan area, and fund these loans using deposits generated through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, wealth management, healthcare accounts, community banking operations in the Philadelphia area and merchant processing.   Our funding growth reflects the prepaid card, wealth management and healthcare strategies noted above and growth in related affinity groups through which we acquire the majority of our deposits.  The majority of our noninterest income is derived from prepaid cards.

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

Lending Activities.  At December 31, 2012, we had a net loan portfolio of $1.90 billion, representing 51.4% of our total assets at that date. We originate substantially all of our portfolio loans, although from time to time we purchase residential mortgages and leases. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal (consumer) loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2012, commercial, construction and commercial mortgage loans comprised $1.35 billion, or 71.0%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While originating loans, we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower. We typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We do not typically engage in non-recourse lending (that is, lending as to which the lender only looks to the asset securing the loan for repayment) and will typically require the principals of any commercial borrower to personally guarantee the loan. We analyze credit risk prior to making commercial loans on an individual loan basis.  We consider relevant aspects of the borrower’s financial position and cash flows, past borrower performance, our knowledge of local market conditions, local real estate collateral and the ratio of the loan amount to estimated property value, which can vary depending on those factors. The maturity dates on our loans are generally short to mid-term. We typically seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, or LIBOR, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending.  We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten with an emphasis upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2012, commercial term loans amounted to $397.4 million or 21.0% of our total loan portfolio.

Commercial Mortgage Lending.  We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for these loans is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. These loans typically are secured by real estate which is either for rent or sale. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2012, commercial mortgages amounted to $617.1 million or 32.5% of our total loan portfolio.

Commercial Lines of Credit.  We offer lines of credit to businesses which are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. Lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2012, loans drawn from our outstanding commercial lines of credit amounted to $72.8 million or 3.8% of our total loan portfolio.

1-4 Family Construction Loans.  We make loans to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for no longer than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. As of December 31, 2012, construction loans amounted to $60.3 million or 3.2% of our total loan portfolio.

Commercial Construction, Acquisition and Development.  We make construction loans on commercial and industrial properties that later require permanent financing. As of December 31, 2012, acquisition and development loans amounted to $71.9 million or 3.8% and commercial construction loans amounted to $126.5 million or 6.6% of our total loan portfolio, respectively.

Direct Lease Financing.  We provide lease financing for commercial and municipal automobile fleets and additionally provide equipment lease financing. As of December 31, 2012, direct lease financing amounted to $156.7 million or 8.3% of our total loan portfolio.

Consumer Loans.  We provide loans to consumers to finance personal residences, automobiles, home improvements and for other purposes. The majority of our consumer loans are secured by either the borrower’s securities portfolio or residence, typically in a first or second lien position. As of December 31, 2012, consumer loans amounted to $394.5 million or 20.8% of our total loan portfolio.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we provide all banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as basic banking, electronic payment systems and loan centers. Each affinity group selects from our menu of service modules those services that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed. We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $4.4 million, $3.1 million, and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  These amounts include fees paid related to prepaid cards, healthcare accounts and merchant card processing which are described below.

Prepaid Cards.  We have developed prepaid card programs for general purpose re-loadable cards, insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards and consumer gift cards . Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard, and Discover. The majority of fees we earn results from contractual fees paid by third party sponsors, computed on a per transaction basis and paid monthly. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.  In the fourth quarter of 2012, we acquired a sophisticated prepaid data processing system, a small number of prepaid issuer contracts and related personnel in Europe.  Those activities in 2012 were not material to our operations.

Healthcare Accounts. We have developed relationships with healthcare providers and third-party benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts. Our healthcare account program provides these organizations with a turnkey, low-cost benefit for their members. Under these programs, we provide private label interest-bearing healthcare accounts, which enable affinity group members to access account information, conduct transactions and process payments to healthcare providers. The healthcare accounts provide us with a source of interest-bearing checking deposits.

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

Call Center.  We have a call center that operates as an inbound customer support center. The call center provides account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. The call center operates from 8:00 a.m. to 10:00 p.m. EST Monday through Friday, and 9:00 a.m. to 5:00 p.m. EST on Saturday.  Outside these hours we outsource call center operations to M&I Direct, a third-party service provider.

Third-Party Service Providers. To reduce operating costs and to capitalize on the technical capabilities of selected vendors, we arrange for the outsourcing of specific bank operations and systems to third-party service providers, principally the following:

•	fulfillment functions and similar operating services, including check processing, check imaging, electronic bill payment and statement rendering;

•	fulfillment and servicing of prepaid cards;

•	compliance and internal audit;

•	call center customer support;

•	access to automated teller machine networks;

•	processing and temporarily funding residential mortgage loans we will not hold in our portfolio;

•	bank accounting and general ledger system;

•	data warehousing services; and

•	certain software development.

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

Loan Production Offices.  We maintain two loan production offices in the Philadelphia metropolitan area. We established these offices to serve the suburban areas and center city Philadelphia. In addition, we maintain three offices to market and administer our leasing programs, one in Maryland, one in Georgia and one in Florida.

Marketing Staff.  Our marketing staff focuses on marketing to particular affinity groups and the targeted audience of our Philadelphia regional banking operations.

Technology

Primary Domestic Core and Internet Banking Systems.  We obtain a significant portion of our core and internet banking systems and operations under non-exclusive licenses between us and Fidelity National Information Services, Inc.. These systems principally include those for general ledger and deposit, loan and check processing, consumer electronic banking and business electronic banking.

Primary Domestic Software.  We have internally-developed software to provide our online and traditional banking products and services. We have developed a series of financial service modules that are easy to deploy and that we can readily adapt to serve our customers’ needs. We developed these modules using an open architecture and object-oriented technologies. We use the modules to extend the functionality of our core and Internet banking systems and to personalize financial services to the constituencies we serve.

Primary Domestic System Architecture. We provide financial products and services through a highly-secured four-tiered architecture using the Microsoft Windows Server 2003 and 2008 operating system, Microsoft Internet Information Server web server software, Microsoft SQL 2008 R2, Microsoft .NET Framework, CheckPoint Systems and Cisco Systems firewalls, and our licensed and proprietary financial services software. User activity is distributed and load-balanced across multiple servers on each tier through our proprietary software and third-party equipment, which maintain replicated, local storage of underlying software and data, resulting in minimal interdependencies among servers. Each server is backed up to a storage area network that replicates across locations. The system’s flexible architecture is designed to have the capacity, or to be easily expanded to add capacity, to meet future demand. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and independent third parties continuously monitor our websites.

Domestic Hosting Facility.  Our primary domestic website hosting facility is in Wilmington, Delaware and connects to the Internet by Cisco routers through Internap Technology’s New York network operating center and Windstream Communications, located in Bethlehem, Pennsylvania network operating center. We also maintain a completely redundant standby hosting facility at our Sioux Falls, South Dakota office. Internap’s Denver network operating center provides internet connectivity to the Sioux Falls offices.

European Prepaid Card Operation.  Our European prepaid infrastructure includes consumer servicing functions and program management.  Our software includes risk management, reporting, a dynamic security system and transaction management.

European Prepaid System Architecture.  We have a data center in London (UK) that supports our European prepaid business with a fully redundant network system with App and DB servers which are fully redundant VM hosts.  Our virtualized environment allows for rapid expansion and flexibility.  We currently use only open source operation systems and applications such as Oracle Enterprise Linux, Oracle VM Server MySQL and PHP.

Domestic and European Prepaid Security.  All our systems are PCI DSS certified.

Intellectual Property and Other Proprietary Rights

Since a significant portion of the core and Internet banking systems and operations we use come from third-party providers, our proprietary intellectual property includes the software for creating affinity group bank websites. We rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our employees or our affinity group customers because we maintain control over the software used to create the sites and their banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the need of our affinity group and other customers are substantially more significant to our ability to succeed.

Competition

We believe that our principal competitors for loans and regional deposits are mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, M&T Bank and Republic Bank. We also face competition from Internet-based banks, and from banks, such as Capital One 360 and E-Trade Bank, that provide Internet banking services as part of their overall banking environment. A number of  banks (under $10 billion in assets and in many cases significantly under that amount ) provide competition for prepaid cards; however, no single or group of banks is especially prominent to the best of our knowledge. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line computerized services and other non-traditional competitors. We believe that our ability to compete successfully depends on a number of factors, including:

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve. We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner (the “Commissioner”). The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations.  Any change in the regulatory requirements and policies by the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”), the Commissioner or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere herein.  The description of statues and regulations in no intended to be a complete explanation of such statutes and regulations or their effects on the Bank or the Company and is qualified in its entirety by reference to the actual statutes and regulations.

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

Permitted Activities.  The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; the issuance and sale of consumer-type payment instruments; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers.  In November 2012, we began conducting permissible activities through our wholly-owned subsidiary, Transact Payments Limited (“TPL”), an electronic money issuer organized and licensed in Gibraltar.

Change in Control.  The BHCA prohibits a company from acquiring control of a financial holding company without prior Federal Reserve approval. Similarly, the Change in Bank Control Act, which we refer to as the CBCA, prohibits a person or group of persons from acquiring “control” of a financial holding company unless the Federal Reserve has been notified and has not objected to the transaction. In general, under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of any class of voting securities of a financial holding company is presumed to be an acquisition of control of the holding company if:

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

Holding Company Liability. Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support.  The Dodd-Frank Wall Streeet Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this policy as a statutory requirement.  Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources.  As discussed below under “Prompt Corrective Action,” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2012, we and the Bank had total capital to risk-adjusted assets ratios of 17.65% and 13.16%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 16.39% and 11.91%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2012 we and the Bank had leverage ratios of 9.99% and 7.25%, respectively.

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

The Dodd-Frank Act includes certain related provisions which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The federal banking regulators issued final rules setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below and other components of the Collins Amendment.

Basel III.  Modifications in capital requirements for large banks were scheduled to be applied universally to all banks effective January 1, 2013 with significant phase in periods. However, these requirements were postponed and the final form of  potential changes in capital requirements , if any, is uncertain.

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2012, our total risk-based capital ratio was 17.65%, our Tier 1 risk-based capital ratio was 16.39% and our leverage ratio was 10.00%, while the Bank’s ratios were 13.16%, 11.91% and 7.25%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  The Dodd-Frank Act provided unlimited deposit insurance coverage on noninterest-bearing transaction accounts through December 31, 2012.  Due to the expiration of this unlimited deposit insurance on December 31, 2012 beginning January 1, 2013 deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner my hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger, or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2012, the Bank’s DIF assessment rate was 9.31 basis points.

On November 12, 2009, in order to strengthen the cash position of the FDIC’s DIF immediately, the FDIC required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.  Under the rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment was collected on December 30, 2009 and was mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determined that the prepayment would affect the safety and soundness of the institution). We recorded a prepaid assessment of approximately $10.0 million which, according to the rule, was recorded as a prepaid expense (asset) as of December 30, 2009 and was amortized over a three year period; as of December 31, 2012, we had fully amortized the prepaid assessment.

On February 9, 2011, the FDIC adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule set the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also set a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits.  The final rule generally became effective on April 1, 2011.

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2012, the Bank’s limit on loans-to-one borrower was $41.1million ($68.4 million for secured loans). At December 31, 2012, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $42.2 million, which was secured by real estate.

Transactions with Affiliates and other Related Parties.   There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2012, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.The Bank has adopted privacy standards consistent with these requirements, and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms.

The Fair and Accurate Credit Transactions Act of 2003, known as the FACT Act, provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer. This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

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

Bank Secrecy Act- Anti-Money Laundering  and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.   These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML, program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes; and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report (SAR) when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met.  The BSA also contains numerous recordkeeping requirements.

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which we refer to as the USA PATRIOT Act, amended, in part, the BSA, by, in pertinent part, criminalizing the financing of terrorism and augmenting the existing BSA framework by strengthening customer identification procedures, requiring financial institutions to have due diligence procedures, including enhanced due diligence procedures and, most significantly, improving information sharing between financial institutions and the U.S. government.

Under the USA PATRIOT Act, FinCEN can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank must search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must report specific information to FinCEN and implement other internal compliance procedures in accordance with the Bank’s BSA-AML compliance procedures.

The Office of Foreign Assets Control, which we refer to as OFAC,  is a division of the U.S. Treasury Department,  and administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction.  OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction.  In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments.   OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account, and perform additional procedures as required by OFAC regulations.   The Bank filters its customer base and transactional activity against OFAC-issued lists.  The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

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

The Bank’s loan operations are also subject to federal consumer protection laws applicable to credit transactions, including:

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

•
the “Home Ownership and Equity Protection Act” prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards.

•	the “Service Members Civil Relief Act;” postponing or suspending some civil obligations of service members during periods of transition, deployment and other times; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws;

In addition, interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.

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

•
the “Expedited Funds Availability Act” which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors;

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

The Bank was examined for CRA compliance in 2012 and received a “satisfactory” rating for the 2012 examination.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2012, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $79.5 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $79.5 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2012, the Bank met these requirements by maintaining $181.3 million in cash and balances at the Federal Reserve Bank.

Actions taken by Congress and bank regulatory agencies in response to market instability.

In response to the widely-publicized adverse conditions in the U.S. banking and financial system that began in late 2007, Congress, the U.S. Treasury Department and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions. Many of the programs implemented by Congress, the U.S. Treasury Department and federal banking agencies have expired, been terminated or were optional for financial instutions.

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

On December 12, 2008, we received funding under TARP in the amount of $45.2 million in exchange for 45,220 shares of our Series B preferred stock and common stock warrants and, as a result, we were subject to the Treasury Department’s standards for executive compensation and corporate governance, for the period during which the Treasury Department held equity issued under the CPP. We repurchased all of the Series B preferred stock on March 10, 2010 and repurchased all of the outstanding warrants on September 8, 2010 for $4.7 million, which together constituted all of our obligations under TARP.  Since we have repaid all obligations under TARP, we will experience no further financial impact from it.

Electronic Fund Transfer Act regulatory amendments.  The Federal Reserve implemented provisions of the CARD Act, which impacted prepaid cards and fees and related disclosures.  The final rule was effective on August 22, 2010, but contained an extension to January 31, 2011 for certain cards based on the EcoGift Card Act.  These amendments impacted the Bank and resulted in operational changes in various areas of the Bank’s business, particularly in connection with the issuance of prepaid cards.

Regulatory Reform.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will or have already:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets. The CFPB has been officially established and has begun issuing rules, taking consumer complaints and performing its other core functions.

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

•
Give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve has issued final rules under this provision that limit the swipe fees that a debit card issuer can charge merchants to 21 cents per transaction plus 5 basis points of the transaction value, subject to an adjustment for fraud prevention costs.  Final regulations are due nine months after enactment of the Dodd-Frank Act.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years.  Specific rulemaking intended to implement provisions of the Dodd-Frank Act is underway and are addressed elsewhere in this section as applicable.  It is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations. We cannot predict whether, or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Consumer Protections for Remittance Transfers.  On February 7, 2012, the Consumer Financial Protection Bureau published a final rule to implement Section 1073 of the Dodd-Frank Act.  The final rule creates a comprehensive set of consumer protections for remittance transfers sent by consumers in the United States to parties in foreign countries.  The final rule, among other things, mandates certain disclosures and consumer cancellation rights for foreign remittances covered by the rule.

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

Gibraltar and European Union Regulation

Transact Payments Limited, a wholly-owned subsidiary of the Company (“TPL”), is an electronic money issuer organized in Gibraltar and licensed by the Gibraltar Financial Services Commission (the “FSC”).  As a licensed e-money issuer operating in Gibraltar and in other countries in the European Union (“EU”), TPL is subject to the laws and regulations of Gibraltar and any EU countries in which it does or may operate.  TPL is subject to supervision and regulation by the FSC.   As TPL’s primary regulator, the FSC conducts regular examinations of TPL and TPL must file annual and other period reports.

Laws applicable to TPL include, without limitation, the Financial Services (Electronic Money) Regulations of 2011(the “E-Money Regulations”) promulgated by the FSC and the Data Protection Directive (Directive 95/46/EC).  In January 2012, the European Commission proposed a comprehensive reform of the Data Protection Directive.  As of December 31, 2012, the proposed rules had not been passed by the European Parliament.  The E-Money Regulations impose upon TPL substantive rules governing TPL’s operation of e-money services, including rules requiring TPL maintain certain minimum capital levels, governing the safeguarding of cardholder funds, and penalties for any violations.  Any change in the laws, regulations and policies of the Gibraltar Parliament, the European Union, its member countries, or any other country in which TPL operates, could have a material adverse impact on TPL and its operations.

Employees

As of December 31, 2012, we had 532  full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors.

Risks Relating to Our Business

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in the portfolio. At December 31, 2012, the ratio of the allowance for losses to loans was 1.74%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The Bank’s provision for loan losses increased in 2012 compared to prior years.   The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of the allowance is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially and adversely affect our earnings and profitability.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for loan losses, we will have to increase the provision for loan losses which will reduce our income.

Weak current conditions in the U.S. economy and the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

For a multi-year period and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have been subject to considerable stress. This stress has resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, during this period we materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets. Weak economic conditions could further harm our financial condition and results of operations.  We have previously recognized impairments on securities which are more likely to result in weak economic environments.

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

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2012, commercial loans were 25% of total loans, construction loans were 14% of total loans and commercial mortgage loans were 32% of total loans. Accordingly, at December 31, 2012, our loan portfolio was concentrated in commercial, construction and commercial mortgage loans which comprised $1.35 billion, or 71.0%, of our total loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and a consequent reduction of our earnings.

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

Historically, we have relied to some extent on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Wholesale and brokered deposits are highly sensitive to changes in interest rates paid on such deposits and, accordingly, can be a volatile source of funding.  Although such funding sources amounted to only .34% of our total deposits at December 31, 2012 and 2.1% at December 31, 2011, they represented 6.0% of total deposits at December 31, 2010 and higher percentages in previous periods.  Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s total assets could contract, if the rates offered by the Bank were less than offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety, or both.  In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds; increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank were to cease being categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits except with a waiver from FDIC.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $1.7 billion at December 31, 2012. We provide oversight over our affinity groups which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2012 to any one customer or related group of customers was $41.1 million for unsecured loans and $68.4 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We utilize the Internet and other automated electronic processing in our banking services without physical locations, as distinguished from the Internet banking service of an established conventional bank. Independent Internet banks often have found it difficult to achieve profitability and revenue growth. Several factors contribute to the unique problems that Internet banks face. These include concerns for the security of personal information, the absence of personal relationships between bankers and customers, the absence of loyalty to a conventional hometown bank, the customer’s difficulty in understanding and assessing the substance and financial strength of an Internet bank, a lack of confidence in the likelihood of success and permanence of Internet banks and many individuals’ unwillingness to trust their personal assets to a relatively new technological medium such as the Internet. As a result, many potential customers may be unwilling to establish a relationship with us.

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

Congress’ passage of the  Dodd-Frank Act and the rules and regulations emanating therefrom, will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods.

We expect that several  provisions of the Dodd-Frank Act will have a near term effect on us. For example, under the new law all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed. As a result, beginning on July 21, 2011, financial institutions commenced offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could reduce our net interest income.

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

We expect that the Dodd-Frank Act’s “Durbin Amendment, which applies to all banks, regardless of asset size, will also affect us.  Banks must comply with the prohibition on network exclusivity and routing requirements. The Federal Reserve has implemented final routing regulations requirements to prohibit network exclusivity arrangements on debit card transactions and ensure merchants will have choices in debit card routing.  In addition, the network exclusivity and routing requirements apply to both debit cards and prepaid cards.  Specifically, the final regulation requires issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature). A card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks.  Under the Durbin Amendment a smaller payment card network may be used to help satisfy the two unaffiliated network requirements; however, if the second payment card network is unwilling to expand its coverage to meet increased merchant demand for access that would trigger noncompliance with the network exclusivity regulations.  ATM transactions are not subject to routing and exclusivity regulations.

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

It is difficult to predict at this time what specific impact many aspects of the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks;  however, we expect that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

The trading volume in our common stock is less than that of other larger financial services companies, which may reduce the price at which our common stock would otherwise trade.

Although our common stock is traded on The NASDAQ Global Select Market, the trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Our ability to issue additional shares of our common stock, or the issuance of such additional shares, may reduce the price at which our common stock trades.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the vesting of restricted stock grants, the issuance of shares of common stock in acquisitions and other issuances of our common stock also could have an adverse effect on the market price of the shares of our common stock. The existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may reduce the market price at which our common stock trades.

In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stockHolders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.  Even if the Bank has the capacity to pay dividends, which it currently does, it is not obligated to pay the dividends.  Its Board of Directors may determine as it did in 2012, 2011 and 2010, to retain earnings to support or increase its capital base.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law may make it more difficult for holders of our common stock to receive a change in control premium.

Certain provisions of our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders as beneficial to their interests. These provisions include in particular our ability to issue shares of our common stock and preferred stock with such provisions as our board of directors may approve without further shareholder approval.  In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law which, in general, prevents an interested stockholder, defined generally as a person owning 15% or more of a corporation’s outstanding voting stock, from engaging in a business combination with our company for three years following the date that person became an interested stockholder unless certain specified conditions are satisfied.

Item 1B. Unresolved Staff Comments.  None.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Rd. Wilmington, Delaware. Locations and certain additional information regarding our offices and other material properties at December 31, 2012 are listed below.

Location	Expiration	Square Feet	Monthly Rent
United States
Crofton, Maryland	2013	3,243	$ 5,199
Kennesaw, Georgia	2013	140	749
Sioux Falls, South Dakota	2013	28,279	66,341
Orlando, Florida	2014	12,400	9,896
Philadelphia, Pennsylvania	2014	24,531	56,225
New York, New York	2015	1,519	8,382
Minneapolis, Minnesota	2017	3,181	4,431
King Of Prussia, Pennsylvania	2017	2,728	4,249
Wilmington, Delaware	2018	41,537	77,193
Chicago, Illinois	2020	6,864	6,640
New York, New York	2020	2,627	8,662

Europe (1)
Newcastle Upon Tyne, United Kingdom	2013	350	1,220
Lozenetaz, Sofia Bulgaria	2014	4,413	1,764
Ocean Village, Gibraltar	2022	4,585	14,814

(1) Office space in Europe is expressed in square feet and U.S. Dollars.

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

Quarter Ended	Price Range
	High	Low
2012
March 31, 2012	$10.24	$7.14
June 30, 2012	$10.50	$8.26
September 30, 2012	$10.72	$8.61
December 31, 2012	$12.73	$10.24

2011
March 31, 2011	$10.32	$8.09
June 30, 2011	$10.58	$8.82
September 30, 2011	$10.64	$6.31
December 30, 2011	$9.00	$6.51

As of March 8, 2013, there were 37,424,945 shares of common stock outstanding held of record by 2,757 persons.

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

Share Repurchase Plan

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  We have repurchased 100,000 shares of a total maximum number of 750,000 shares authorized by the Board of Directors.  Unless modified or revoked by the Board, this authorization does not expire.  The 100,000 shares were repurchased at an average cost of $8.66.  The following table presents share repurchase activity for 2011. There were no shares repurchased in 2012.

	Common shares repurchased (1)	Weighted- average per share price	Maximum number of shares that may yet be purchased under the authorization
November 1- 30, 2011	100,000	$8.66	650,000
Total	100,000	$8.66	650,000

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2007 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	As of
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
The Bancorp, Inc.	100.00	27.86	50.97	75.56	53.71	81.50
NASDAQ Bank Stock Index	100.00	76.08	62.00	69.37	60.75	70.34
NASDAQ Composite Stock Index	100.00	59.46	85.55	100.02	98.22	113.85

The following graph reflects stock performance since 2008,  the year in which the Bank obtained  TARP, compared to the KBW index which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
The Bancorp, Inc.	100.00	182.93	271.20	192.80	292.54
KBW BANK INDEX	100.00	96.37	117.80	88.85	115.70

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. We derived the selected financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our financial statements and the notes to those financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
Income Statement Data:	(in thousands, except per share data)
Interest income	$96,855	$88,442	$82,732	$79,759	$94,851
Interest expense	11,411	12,036	14,539	16,050	40,632
Net interest income	85,444	76,406	68,193	63,709	54,219
Provision for loan and lease losses	22,438	21,498	19,287	13,000	12,500
Net interest income after provision for loan
and lease losses	63,006	54,908	48,906	50,709	41,719
Non-interest income (loss)	49,598	30,525	20,596	11,457	(8,118)
Non-interest expense	88,186	72,204	61,748	55,816	96,873
Income (loss) before income tax benefit	24,418	13,229	7,754	6,350	(63,272)
Income tax (benefit)	7,794	4,311	2,532	2,248	(20,892)
Net income (loss)	16,624	8,918	5,222	4,102	(42,380)
Less preferred stock dividends and
accretion	-	-	(6,242)	(3,760)	(243)

Net income (loss) available to common
shareholders	$16,624	$8,918	$(1,020)	$342	$(42,623)
Net income (loss) per share - basic	$0.50	$0.28	$(0.04)	$0.02	$(2.93)
Net income(loss) per share - diluted	$0.50	$0.28	$(0.04)	$0.02	$(2.93)

Balance Sheet Data:
Total assets	$3,699,659	$3,010,681	$2,395,723	$2,043,534	$1,792,375
Total loans, net of unearned costs	1,902,854	1,744,828	1,619,195	1,523,722	1,449,349
Allowance for loan and lease losses	33,040	29,568	24,063	19,123	17,361
Total cash and cash equivalents	968,092	749,174	472,319	354,459	179,506
Deposits	3,313,221	2,682,551	2,024,097	1,654,509	1,525,362
Federal Home Loan Bank advances	-	-	87,000	100,000	60,000
Shareholders' equity	336,677	271,479	198,906	245,203	180,403

Selected Ratios:
Return on average assets	0.48%	0.31%	0.23%	0.22%	nm
Return on average common equity	5.86%	3.54%	2.45%	1.99%	nm

Net interest margin	2.58%	2.96%	3.28%	3.74%	3.44%
Book value per common share	$9.06	$8.18	$7.60	$7.64	$9.21

Selected Capital and Asset Quality Ratios:
Equity/assets	9.10%	9.02%	8.30%	12.00%	10.07%
Tier I capital to average assets	10.00%	8.69%	8.37%	12.68%	10.10%
Tier 1 capital to total risk-weighted assets	16.39%	14.64%	11.99%	15.81%	11.72%
Total capital to total risk-weighted assets	17.64%	15.89%	13.24%	17.06%	12.87%
Allowance for loan and lease losses to total
loans	1.74%	1.69%	1.49%	1.26%	1.20%

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

Results of Operations

Net Income: 2012 compared to 2011.  Net income for 2012 was $16.6 million, compared to net income of $8.9 million for 2011.  The increase reflected a $19.3 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and a $9.0 million increase in net interest income which were partially offset by a $940,000 increase in the provision for loan and lease losses and a $16.0 million increase in non-interest expense.  The higher non-interest income primarily resulted from higher prepaid card fees which resulted from processing higher volumes of transactions. Higher net interest income resulted primarily from higher loan and investment balances and lower deposit costs.  Prepaid card, wealth management, healthcare and merchant processing deposits all grew significantly in 2012.  Of the $16.0 million increase in non-interest expense, $8.9 million resulted from higher salaries and employee benefits primarily as a result of staff additions.  The increase reflected staff additions to our call center operations, prepaid cards, regulatory compliance, the SBA loan department and deposit and loan support functions.  Loss on sale and writedowns on other real estate owned increased $2.0 million and data processing expense increased $1.3 million.  Diluted earnings per share of $0.50 for 2012 compared to a diluted earnings per share of $0.28 for 2011.

Net Income: 2011 compared to 2010.  Net income for 2011 was $8.9 million, compared to net income of $5.2 million for 2010.  The increase reflected a $10.3 million increase in noninterest income (excluding securities gains and OTTI), and an $8.2 million increase in net interest income which were partially offset by a $2.2 million increase in the provision for loan and lease losses and a $10.5 million increase in non-interest expense.  The higher non-interest income primarily resulted from higher prepaid card fees which resulted from processing higher volumes of transactions. Higher net interest income resulted primarily from higher investment and loan balances and lower deposit costs.  Prepaid card, wealth management, healthcare and merchant processing deposits all grew in 2011.  Of the $10.5 million increase in non-interest expense, $5.5 million resulted from higher salaries and employee benefits primarily as a result of staff additions.  The increase reflected staff additions to prepaid cards, regulatory compliance, the SBA loan department and the deposit and loan support functions.  Diluted earnings per share of $0.28 for 2011 compared to a diluted loss per share of $0.04 for 2010.  As a result of the repurchase of all preferred stock issued in connection with the TARP Capital Purchase Program, the 2010 loss per share reflected a $5.8 million charge for the unamortized accretion of the related imputed dividend cost in addition to $433,000 of  related  cash dividends paid prior to the repurchase.

Net Interest Income: 2012 compared to 2011. Our net interest income for 2012 increased to $85.4 million from $76.4 million for 2011, reflecting an increase in interest income for 2012 to $96.9 million from $88.4 million for 2011. The increase in net interest income resulted from higher balances of securities and loans and lower deposit costs.  Our average loans and leases increased to $1.82 billion in 2012 from $1.68 billion for 2011, while related interest income increased $3.6 million.  Our average investment securities increased to $586.4 million for 2012 from $366.5 million for 2011, while related interest income increased $3.8 million.  The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows in 2012. Interest expense decreased by $625,000 in 2012, reflecting lower deposit rates.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2012 decreased to 2.58% from 2.96% for 2011, a decrease of 38 basis points. The decrease in the net interest margin resulted primarily from the significant amount of deposit growth currently maintained at the Federal Reserve Bank, continued downward pressure on loan yields and lower yields on investments.  The high balances at the Federal Reserve Bank resulted from continuing high deposit growth.  Deposits invested at the Federal Reserve Bank bore interest at only 25 basis points.  For 2012  the average yield on our interest-earning assets decreased to 2.92% from 3.42% for 2011, a decrease of 50 basis points. The cost of total deposits decreased to 0.33% for 2012 from 0.43% for 2011, a decrease of 10 basis points. The cost of total deposits and interest bearing liabilities amounted to 0.36% in 2012 compared to 0.46% in 2011, a decrease of 10 basis points. This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits, in particular a significant increase in demand (non-interest bearing) deposits.  In 2012, average demand deposits and interest checking amounted to $2.67 billion, compared to $2.18 billion in 2011.  The increase reflected increased balances in prepaid card and wealth management deposits.  In 2012, average deposits amounted to $3.15 billion, compared to $2.56 billion in 2011. The growth reflected increases in balances associated with our prepaid card, wealth management , merchant processing  and other accounts.

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

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2011 decreased to 2.96% from 3.28% for 2010, a decrease of 32 basis points. The decrease in the net interest margin resulted primarily from increases in deposit seasonality.  Seasonal deposits were invested at the Federal Reserve Bank for liquidity purposes, but bore interest at only 25 basis points.  Such deposits comprise the majority of the interest earning deposits at the Federal Reserve Bank.  For 2011 the average yield on our interest-earning assets decreased to 3.42% from 3.97% for 2010, a decrease of 55 basis points. The cost of total deposits decreased to 0.43% for 2011 from 0.67% for 2010, a decrease of 24 basis points, while the cost of total deposits and interest-bearing liabilities decreased to 0.46% for 2011 from 0.71% for 2010, a decrease of 25 basis points. This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits and, in particular a significant increase in demand deposits.  In 2011, average demand and interest checking deposits amounted to $2.18 billion, compared to $1.63 billion in 2010.  The increase reflected increased balances from our largest affinity group as well as increased balances associated with our prepaid cards.  In 2011, average deposits amounted to $2.56 billion, compared to $2.01 billion in 2010.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:
	Year ended December 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount **	$1,807,770	$77,685	4.30%	$1,671,940	$74,347	4.45%
Leases - bank qualified*	13,571	826	6.09%	4,976	438	8.80%
Investment securities-taxable	482,463	13,378	2.77%	289,002	9,682	3.35%
Investment securities-nontaxable*	103,900	4,331	4.17%	77,509	4,111	5.30%
Interest earning deposits at Federal Reserve Bank	974,762	2,433	0.25%	588,689	1,461	0.25%
Federal funds sold and securities sold under agreements to resell	425	7	1.65%	-	-	0.00%
Net interest earning assets	3,382,891	98,660	2.92%	2,632,116	90,039	3.42%

Allowance for loan and lease losses	(32,320)			(26,999)
Other assets	127,485			255,444
	$3,478,056			$2,860,561

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$2,666,493	$7,691	0.29%	$2,175,972	$8,035	0.37%
Savings and money market	455,860	2,401	0.53%	355,094	2,550	0.72%
Time	26,624	356	1.34%	31,066	354	1.14%
Total deposits	3,148,977	10,448	0.33%	2,562,132	10,939	0.43%

Short-term borrowings	-	-	0.00%	745	3	0.40%
Repurchase agreements	22,508	95	0.42%	23,113	231	1.00%
Subordinated debt	13,401	869	6.48%	13,401	863	6.44%
Total deposits and interest bearing liabilities	3,184,886	11,412	0.36%	2,599,391	12,036	0.46%

Other liabilities	9,438			9,138
Total liabilities	3,194,324			2,608,529

Shareholders' equity	283,732			252,032
	$3,478,056			$2,860,561

Net interest income on tax equivalent basis *		87,248			78,003

Tax equivalent adjustment		1,804			1,597

Net interest income		$85,444			$76,406

Net interest margin *			2.58%			2.96%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2010
	Average		Average
	Balance	Interest	Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned discount	$1,567,947	$73,741	4.70%
Leases - bank qualified*	1,038	64	6.17%
Investment securities-taxable	164,238	6,181	3.76%
Investment securities-nontaxable*	48,913	2,919	5.97%
Interest earning deposits at Federal Reserve Bank	327,943	817	0.25%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%
Net interest earning assets	2,110,079	83,722	3.97%

Allowance for loan and lease losses	(21,676)
Other assets	183,850
	$2,272,253

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$1,633,783	$9,181	0.56%
Savings and money market	311,251	3,921	1.26%
Time	69,169	457	0.66%
Total deposits	2,014,203	13,559	0.67%

Short-term borrowings	13,464	89	0.66%
Repurchase agreements	8,637	27	0.31%
Subordinated debt	13,401	864	6.45%
Total deposits and interest bearing liabilities	2,049,705	14,539	0.71%

Other liabilities	9,569
Total liabilities	2,059,274

Shareholders' equity	212,979
	$2,272,253

Net interest income on tax equivalent basis *		69,183

Tax equivalent adjustment		990

Net interest income		$68,193

Net interest margin *			3.28%

* Full taxable equivalent basis, using a 35% statutory tax rate.

In 2012, average interest-earning assets increased to $3.38 billion, an increase of $750.8 million, or 28.5%, from 2011. The increase reflected increased average balances of loans of $144.4 million, or an 8.6% increase, and increased average balances of investment securities of $219.9 million, or a 60.0% increase. Average demand deposits and interest checking deposits increased $490.5 million, or a 22.5% increase. Average savings and money market deposits increased $100.8 million, or a 28.4% increase.  The Bank experienced growth in prepaid, wealth management, healthcare, merchant processing and other deposit categories. Prepaid and merchant processing balances increased primarily due to the acquisition of new clients.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2010 through 2012. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
	2012 versus 2011			2011 versus 2010
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$5,694	$(2,356)	$3,338	$3,397	$(2,791)	$606
Bank qualified tax free leases net of	472	(84)	388	336	38	374
unearned discount
Investment securities-taxable	4,977	(1,281)	3,696	4,093	(592)	3,501
Investment securities-nontaxable	593	(373)	220	1,472	(280)	1,192
Interest earning deposits	964	8	972	647	(3)	644
Federal funds sold	7	-	7	-	-	-
Total interest earning assets	12,707	(4,086)	8,621	9,945	(3,628)	6,317
Interest expense:
Demand and interest checking	$1,811	$(2,155)	$(344)	$3,047	$(4,193)	$(1,146)
Savings and money market	(2,457)	2,308	(149)	668	(2,039)	(1,371)
Time	(9)	11	2	326	(429)	(103)
Total deposit interest expense	(655)	164	(491)	4,041	(6,661)	(2,620)
Short-term borrowings	(2)	(1)	(3)	(61)	(25)	(86)
Subordinated debt	-	6	6	-	(1)	(1)
Other borrowed funds	(6)	(130)	(136)	88	116	204
Total interest expense	(663)	39	(624)	4,068	(6,571)	(2,503)
Net interest income:	$13,370	$(4,125)	$9,245	$5,877	$2,943	$8,820

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $22.4 million for 2012, $21.5 million for 2011, and $19.3 million for 2010. The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions. That evaluation reflected the impact of higher levels of charge-offs which totaled $21.3 million, $16.1 million, and $15.4 million respectively, in 2012, 2011 and 2010.  At December 31, 2012, our allowance for loan and lease losses amounted to $33.0 million or 1.74% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition —Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $49.8 million for 2012, as compared to $30.6 million for 2011 and $20.7 million in 2010 before other than temporary impairment on securities of $202,000, $75,000, and $135,000 in those respective years.  The $19.2 million, or 62.7%, increase in non-interest income in 2012 compared to 2011 primarily reflected the impact of increases in transaction volume on prepaid card fees of $14.6 million, or 78.5%, primarily as a result of new account growth, increases in loan sales income of $1.8 million reflecting the sale of certain commercial loans, increases of $1.2 million or 74.0% in affinity fees primarily from one affinity group, increases in service fees on deposit accounts of $996,000, or 39.0% reflecting the institution of monthly service charges on certain healthcare accounts, and increases in merchant processing fees of $578,000, or 24.1% as a result of processing higher volumes of merchant credit and debit and clearing house, or ACH, transactions. The $9.9 million, or 47.6%, increase in 2011 compared to 2010 primarily reflected the impact of increases in transaction volume on prepaid card fees of $7.7 million, or 69.6%, primarily as a result of new account growth, increases in service fees on deposit accounts of $410,000, or 19.1% reflecting the institution of monthly service charges on certain healthcare accounts, increases of $1.6 million, or 100% in affinity fees primarily from one affinity group,  increases in other income of $575,000, or 64.0% reflecting a $718,000 settlement relating to a legal matter and increases in merchant processing fees of $338,000, or 16.4% as a result of processing higher volumes of merchant credit, debit and ACH transactions.

Non-Interest Expense.  Total non-interest expense in 2012 was $88.2 million, an increase of $16.0 million or 22.1% over the $72.2 million in 2011. Salaries and employee benefits amounted to $40.1 million in 2012, an increase of $8.9 million or 28.8% over the $31.1 million in 2011. The increase primarily reflected staff additions to our call center operations, prepaid cards, legal, regulatory compliance, the SBA loan department and deposit and loan support functions.  Depreciation and amortization increased $405,000 to $3.4 million, or 13.4%, which reflected additional leasehold improvements and equipment related primarily to increased depreciation costs related to equipment for staff additions and increased amortization costs for internally developed software costs related to our affinity programs.  Rent increased $393,000 to $3.4 million, or 13.3% for 2012, which reflected additional prepaid card, compliance and other office rent. Data processing expense increased to $10.2 million, an increase of approximately $1.3 million or 14.2% from $9.0 million in 2011, reflecting increases in the number of deposit accounts and related transaction volume. Printing and supplies increased to $1.7 million an increase of $192,000 or 12.6% over $1.5 million in 2011. The increase primarily reflected the impact of increased deposit account volume.  Legal expense increased $1.1 million, or 38.8%, to $3.9 million from $2.8 million in 2011.  The increase primarily reflected $658,000 in legal costs associated with an acquisition of assets of a European prepaid card processor and $454,000 in increased costs associated with managing the loan portfolio. Loss on sale and write-downs on other real estate owned increased $2.0 million to $2.5 million from $555,000 in 2011 reflecting losses on the sale of other real estate and writedowns to reduce carrying costs to expected proceeds from sales. FDIC insurance decreased $163,000 or 4.9% to $3.2 million from $3.3 million for 2011. The decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by a growth in liabilities against which the rate is applied.  Software, maintenance and equipment expense increased $205,000 or 12.9% to $1.8 million from $1.6 million in 2011. The increase included software for SBA loan processing, increased security, storage capacity and various hardware and software used for deposit products. Other real estate owned expense decreased $599,000, or 51.7% to $560,000 from $1.2 million in 2011.  The decrease resulted primarily from a decrease in our other real estate owned (“OREO”) properties.  At December 31, 2012, OREO properties totaled $4.2 million, compared to $7.4 million at the prior year end.  Other non-interest expense increased $2.2 million or 17.0% to $15.3 million from $13.1 million in 2011.  The $2.2 million increase primarily reflected a $534,000 increase in various loan expenses, a $428,000 increase in customer identification verification expense primarily for prepaid cards, a $349,000 increase in travel expense, which includes business development, a $404,000 increase in telephone expense and a $300,000 increase in check card losses.

Total non-interest expense in 2011 was $72.2 million, an increase of $10.5 million or 16.9% over the $61.7 million in 2010. Salaries and employee benefits amounted to $31.1 million in 2011, an increase of $5.5 million or 21.7% over the $25.6 million in 2010. The increase primarily reflected staff additions to prepaid card operations, legal, regulatory compliance and third-party risk managment, the SBA loan department and deposit and loan support functions.  Rent increased $349,000 to $3.0 million, or 13.4% for 2011, which reflected additional prepaid card, compliance and other office rent. Data processing expense increased to $9.0 million, an increase of approximately $1.4 million or 18.4% from $7.6 million in 2010, primarily reflecting increases in the number of deposit accounts and related transaction volume and an upgrade to both the consumer and business online banking platforms. Printing and supplies increased to $1.5 million an increase of $257,000 or 20.2% over $1.3 million in 2010. The increase primarily reflected printing and supplies required to open new healthcare accounts.  Loss on other real estate owned increased $533,000 to $555,000 from $22,000 in 2010 reflecting loss on the sale of one commercial property. FDIC Insurance decreased $1.0 million or 23.3% to $3.3 million from $4.3 million for 2010. The decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by a growth in deposits.  Software, maintenance and equipment expense increased $285,000 or 21.9% to $1.6 million from $1.3 million in 2010. The increase included software for a new management reporting system, increased security, storage capacity and various hardware and software used for deposit products. OREO expense increased $969,000, or 510.0% to $1.2 million from $190,000 in 2010.  The increase resulted primarily from an increase in our OREO properties.  At December 31, 2011, OREO properties totaled $7.4 million, compared to $2.1 million at the prior year end.  Other non-interest expense increased $2.1 million or 19.4% to $13.1 million from $11.0 million in 2010.  The $2.1 million increase primarily reflected a $405,000 increase in travel expense, which includes business development, a $336,000 increase in loan expense which includes a $200,000 legal settlement, a $234,000 increase in compliance related costs, a $233,000 increase in postage due primarily to account volume and a $214,000 increase in prepaid card losses.

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

Income Tax Benefit and Expense

Income tax expense was $7.8 million for 2012, $4.3 million for 2011, and $2.5 million for 2010.  Our effective tax rate for 2012 was 31.9% compared to 32.6% for 2011 and 2010.  The lower tax rate in 2012 primarily reflected  a benefit resulting from the valuation of our deferred tax assets.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $630.7 million in 2012, $658.5 million in 2011, and $369.6 million in 2010. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2012.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times in 2012.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $380 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of December 31, 2012, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2012,we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66. We did not repurchase any shares in 2012.

Included in our cash and cash-equivalents at December 31, 2012 are $948.1 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates became comparable to the 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to various securities to generate better returns.  Nonetheless deposit growth has exceeded deployment into loans and investments.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $291.3 million in 2012, $206.2 million in 2011, and $139.7 million in 2010 and net loans of $181.9 million in 2012, $148.4 million in 2011, and $111.9 million in 2010. At December 31, 2012, we had outstanding commitments to fund loans, including unused lines of credit, of $463.4 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2012 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of December 31, 2012
The Company	10.00%	16.39%	17.64%
The Bancorp Bank	7.25%	11.91%	13.16%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2011
The Company	8.69%	14.64%	15.89%
The Bancorp Bank	6.13%	10.34%	11.60%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2012. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate that 50% of core interest checking deposits and 25% of core savings and money market deposits mature or reprice within the “1 – 90 days” column, a total of 25% of these categories reprice in 1-3 years with the balance repricing in 91-364 days.  We estimate the repricing characteristics of these deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate 50% of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$805,015	$292,155	$329,911	$176,933	$298,840
Investment securities	203,698	103,208	159,437	98,044	198,857
Interest earning deposits	948,111	-	-	-	-
Total interest earning assets	1,956,824	395,363	489,348	274,977	497,697

Interest bearing liabilities:
Demand and interest checking	1,749,297	128,656	128,656
Savings and money market	129,275	258,548	129,275	-	-
Time deposits	5,548	6,468	8,860	40	-
Securities sold under agreements to repurchase	18,548	-	-	-	-
Subordinated debt	13,401	-	-	-	-
Total interest bearing liabilities	1,916,069	393,672	266,791	40	-
Gap	$40,755	$1,691	$222,557	$274,937	$497,697
Cumulative gap	$40,755	$42,446	$265,003	$539,940	$1,037,637
Gap to assets ratio	1%	*	6%	7%	13%
Cumulative gap to assets ratio	1%	1%	7%	15%	28%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not fluctuate more than 10% and 15%, respectively, and that net interest income should not fluctuate more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2012.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2012		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)
+200 basis points	$373,419	4.10%	$94,745	3.26%
+100 basis points	367,204	2.36%	92,677	1.01%
Flat rate	358,725	0.00%	91,752	0.00%
-100 basis points	342,814	-4.44%	89,632	-2.31%
-200 basis points	343,169	-4.34%	82,832	-9.72%

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

Financial Condition

General.  Our total assets at December 31, 2012 were $3.7 billion, of which our total loans were $1.90 billion. At December 31, 2011 our total assets were $3.01 billion, of which our total loans were $1.74 billion. Most of the increase in total assets at December 31, 2012 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest earning deposits and federal funds sold.  At December 31, 2012, we had a total of $948.1 million of interest earning deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Financial Statements. Total investment securities increased to $763.2 million on December 31, 2012, an increase of $297.0 million or 63.7% from year-end 2011. The increase in investment securities was primarily a result of increased purchases of student loan-backed,  mortgage-backed and other  securities.

Other securities, included in the held-to-maturity classification at December 31, 2012, consisted of one security secured by a diversified portfolio of corporate securities, one corporate senior note, three single issuer trust preferred securities and two pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $14.0 million, of which one security for  $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.2 million and were collateralized by bank trust preferred securities.  The book value for the security secured by the diversified portfolio of corporate securities is $25.0 million and the amortized cost for the senior note is $5.0 million.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2012:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$1,889	$1,999	$110	Not rated
Security B	3,231	2,860	(371)	Not rated
Security C	8,859	4,990	(3,869)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2012:
Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$776	$593	$(183)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	423	458	35	Ca	***

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

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for 2012, 2011 and 2010 respectively, we recognized other-than-temporary impairment charges of $202,000, $75,000, and $135,000 related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2012 and 2011, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2012		December 31, 2012
	Amortized	Fair	Amortized	Fair
	cost	value	cost	Value
U.S. Government agency securities	$7,255	$7,500	$-	$-
Federally insured student loan securities	142,851	143,770	-	-
Tax-exempt obligations of states and political subdivisions	112,393	117,705	-	-
Taxable obligations of states and political subdivisions	38,291	41,388	-	-
Residential mortgage-backed securities	275,197	277,807	-	-
Commercial mortgage-backed securities	92,765	97,031	-	-
Other debt securities	32,399	32,864	45,179	41,008
	$701,151	$718,065	$45,179	$41,008

	Available-for-sale		Held-to-maturity
	December 31, 2011		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	Value
U.S. Government agency securities	$9,087	$9,285	$-	$-
Tax-exempt obligations of states and political subdivisions	94,227	97,799	-	-
Taxable obligations of states and political subdivisions	50,778	52,867	-	-
Residential mortgage-backed securities	190,214	193,685	-	-
Commercial mortgage-backed securities	51,242	52,061	-	-
Other debt securities	38,873	39,532	18,044	13,826
Other equity securities	3,000	2,975	-	-
	$437,421	$448,204	$18,044	$13,826

               Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.6 million at December 31, 2012 and $5.1 million at December 31, 2011.

Investment securities with a carrying value of $34.3 million at December 31, 2012, $44.6 million at December 31, 2011 and, $19.8 million at December 31, 2010, were pledged as collateral to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2012 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$-		$-		$3,841	3.73%	$3,659	4.47%	$7,500
Federally insured student loan securities	-		28,890	1.03%	23,552	1.49%	91,328	1.75%	$143,770
Tax-exempt obligations of states and political subdivisions*	46,531	0.74%	13,495	1.85%	10,504	3.76%	47,175	4.41%	$117,705
Taxable obligations of states and political subdivisions	12,551	1.15%	3,233	2.62%	1,155	5.35%	24,449	6.12%	$41,388
Residential mortgage-backed securities	-		6,935	3.24%	-		270,872	2.29%	$277,807
Commercial mortgage-backed securities	-		97,031	3.95%	-		-		$97,031
Other debt securities	3,350	5.68%	28,917	3.04%	597	0.00%	-		$32,864
Total	$62,432		$178,501		$39,649		$437,483		$718,065
Weighted average yield		1.09%		3.15%		2.34%		2.60%

* The yield shown, if adjusted to its taxable equivalent, would approximately 1.14% , 2.84% ,5.78% and 6.78% for less than one year, one to five years, five to ten years and over ten years, respectively.

	After
	five to		Over
	ten	Average	ten	Average
Held-to-maturity	years	yield	years	yield	Total
Other debt securities	$8,231	6.39%	$36,948	3.43%	$45,179
Total	$8,231		$36,948		$45,179
Weighted average yield		6.39%		3.43%

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

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools. If a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2012, we had $640,000 in participations sold. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2012, commercial, construction and commercial mortgage loans made up $1.3 billion, or 71%, of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio by loan category for the periods indicated (in thousands):
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008

Commercial	$470,109	$450,411	$441,799	$402,232	$353,219
Commercial mortgage *	617,069	609,487	580,780	569,434	488,986
Construction	258,684	246,611	203,120	207,184	305,889
Total commercial loans	1,345,862	1,306,509	1,225,699	1,178,850	1,148,094
Direct lease financing	156,697	129,682	103,289	78,802	85,092
Residential mortgage	97,717	96,110	93,004	85,759	57,636
Consumer loans and others	296,915	209,041	194,320	178,608	157,446
	1,897,191	1,741,342	1,616,312	1,522,019	1,448,268
Unamortized loan costs	5,663	3,486	2,883	1,703	1,081
Total loans, net of deferred loan costs	$1,902,854	$1,744,828	$1,619,195	$1,523,722	$1,449,349

* At December 31, 2012 our owner-occupied real estate loans amounted to $172.5 million, or 28.0% of commercial mortgages compared to $137.9 million, or 22.6% at December 31, 2011.

** There were no loans available-for-sale in the reported periods of 2011, 2009 and 2008.  Includes loans held-for-sale of $11.3 million at December 31, 2012 and $454,000 at December 31, 2010.

At December 31, 2012 construction loans included $60.3 million of 1-4 family construction and $198.3 million of commercial construction, land acquisition and development compared to $85.2 million and $161.4 million, respectively for 2011.

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2012
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
Commercial	$215,308	$148,358	$106,443	$470,109
Commercial mortgage	282,569	236,046	98,454	617,069
Construction	193,097	58,143	7,444	258,684
	$690,974	$442,547	$212,341	$1,345,862

Loans at fixed rates		$185,114	$41,966	$227,080
Loans at variable rates		257,433	170,375	427,808
Total		$442,547	$212,341	$654,888

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  At December 31, 2012 approximately 69% of the portfolio was reviewed.

The following table presents delinquencies by type of loan for December 31, 2012 and 2011 (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$-	$5,750	$1,350	$10,459	$17,559	$452,550	$470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$3,080	$8,498	$4,435	$25,190	$41,203	$1,861,651	$1,902,854

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial	$12,244	24.78%	$10,214	25.87%	$6,051	27.33%
Commercial mortgage	6,223	32.53%	9,274	35.00%	9,501	35.93%
Construction	9,505	13.64%	5,352	14.16%	5,030	12.57%
Direct lease financing	239	8.26%	254	7.45%	164	6.39%
Consumer loans	1,799	15.65%	1,346	12.00%	578	12.02%
Residential mortgage	2,089	5.14%	2,090	5.52%	2,115	5.76%
Unallocated	941	-	1,038	-	624	-
	$33,040	100.00%	$29,568	100.00%	$24,063	100.00%

	December 31, 2009		December 31, 2008
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
Commercial	$5,181	26.43%	$3,779	24.39%
Commercial mortgage	7,041	37.42%	5,992	33.76%
Construction	4,356	13.61%	5,543	21.12%
Direct lease financing	151	5.18%	341	5.88%
Consumer loans	460	11.73%	603	10.87%
Residential mortgage	1,699	5.63%	955	3.98%
Unallocated	235	-	148	-
	$19,123	100.00%	$17,361	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$12,244	$6,223	$9,505	$2,089	$1,799	$239	$941	$33,040

Ending balance: Individually evaluated for impairment	$4,069	$1,706	$1,273	$69	$-	$-	$-	$7,117

Ending balance: Collectively evaluated for impairment	$8,175	$4,517	$8,232	$2,020	$1,799	$239	$941	$25,923

Loans:
Ending balance	$470,109	$617,069	$258,684	$97,717	$296,915	$156,697	$5,663	$1,902,854

Ending balance: Individually evaluated for impairment	$10,620	$9,389	$4,814	$91	$927	$-	$-	$25,841

Ending balance: Collectively evaluated for impairment	$459,489	$607,680	$253,870	$97,626	$295,988	$156,697	$5,663	$1,877,013

December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

December 31, 2010
Beginning balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063

Ending balance: Individually evaluated for impairment	$1,316	$284	$2,644	$970	$117	$-	$-	$5,331

Ending balance: Collectively evaluated for impairment	$4,735	$9,217	$2,386	$1,145	$461	$164	$624	$18,732

Loans:
Ending balance	$441,799	$580,780	$203,120	$93,004	$194,320	$103,289	$2,883	$1,619,195

Ending balance: Individually evaluated for impairment	$2,280	$1,650	$4,881	$5,526	$960	$-	$-	$15,297

Ending balance: Collectively evaluated for impairment	$439,519	$579,130	$198,239	$87,478	$193,360	$103,289	$2,883	$1,603,898

December 31, 2009
Beginning balance	$3,779	$5,992	$5,543	$955	$603	$341	$148	$17,361
Charge-offs	(681)	(5,702)	(4,546)	(259)	(127)	(49)	-	(11,364)
Recoveries	-	53	32	12	2	27	-	126
Provision	2,083	6,698	3,327	991	(18)	(168)	87	13,000
Ending balance	$5,181	$7,041	$4,356	$1,699	$460	$151	$235	$19,123

Ending balance: Individually evaluated for impairment	$1,224	$464	$1,030	$410	$97	$-	$-	$3,225

Ending balance: Collectively evaluated for impairment	$3,957	$6,577	$3,326	$1,289	$363	$151	$235	$15,898

Loans:
Ending balance	$402,232	$569,434	$207,184	$85,759	$178,608	$78,802	$1,703	$1,523,722

Ending balance: Individually evaluated for impairment	$3,765	$5,553	$4,521	$4,720	$149	$-	$-	$18,708

Ending balance: Collectively evaluated for impairment	$398,467	$563,881	$202,663	$81,039	$178,459	$78,802	$1,703	$1,505,014

December 31,
2008
(dollars in thousands)
Balance in the allowance for loan and lease losses at
beginning of period	$10,233

Loans charged-off:
Commercial	733
Construction	2,744
Lease financing	55
Residential mortgage	1,992
Consumer	9
Total	5,533

Recoveries:
Commercial	-
Construction	152
Lease financing	5
Residential mortgage	-
Consumer	4
Total	161
Net charge-offs	5,372
Provision charged to operations	12,500
Balance in allowance for loan and lease losses at end
of period	$17,361

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2012	2011

Ratio of the allowance for loan losses to total loans	1.74%	1.69%
Ratio of the allowance for loan losses to nonperforming loans (1)	111.53%	136.33%
Ratio of the nonperforming assets to total assets (1)	0.92%	0.97%
Ratio of the net charge-offs to average loans	1.04%	0.96%

(1) Nonperforming loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest are also included in our ratios.

The ratio of the allowance for loan and lease losses to total loans increased to 1.74% at December 31, 2012 from 1.69% at December 31, 2011.  The increase reflected an increase in charge-offs in 2012 compared to the prior year, which resulted in greater provisions and an increased allowance. The increase also reflected increases in reserves on specific loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 111.53% at December 31, 2012 from 136.33% at December 31, 2011 as a result of higher amounts of non-accrual loans and loans past due 90 days still accruing interest. The ratio of non-performing assets to total assets decreased primarily as a result of decreased OREO balances at December 31, 2012 in relation to total assets and also as a result of an increased asset base.  Net charge-offs to average loans increased to 1.04% for the year ended December 31, 2012 from .96% for the prior year primarily because of increased construction loan charge-offs.

Net charge-offs.  Net charge-offs of $19.0 million for 2012 increased $3.0 million over net charge-offs for 2011.  The increase reflected $2.1 million of commercial recoveries in 2012 versus a neligible amount of recoveries in the prior year. The increase also reflected defaults of twelve commercial loan relationships totaling $9.5 million, eleven construction loans totaling $11.3 million and one home equity loan totaling $151,000 in 2012.

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

	December 31,
	2012	2011	2010
	(in thousands)

Non-accrual loans
Construction *	$4,538	$4,949	$4,881
Commercial mortgage *	9,175	3,672	1,650
Commercial *	10,459	6,450	2,280
Consumer	927	1,252	960
Residential	91	1,264	5,526
Total non-accrual loans	25,190	17,587	15,297

Loans past due 90 days or more	4,435	4,101	2,220
Total non-performing loans	29,625	21,688	17,517
Other real estate owned	4,241	7,405	2,115
Total non-performing assets	$33,866	$29,093	$19,632

* Included in the non-accrual loan balances as of December 31, 2012 are three troubled debt restructured loans.  $276,000 in construction, $214,000 in commercial mortgage, and $161,000 in commercial.

	December 31,
	2009	2008
	(in thousands)

Non-accrual loans	$12,270	$8,729
Loans past due 90 days or more	12,994	4,055
Total mon-performing loans	25,264	12,784
Other real estate owned	459	4,600
Total non-performing assets	$25,723	$17,384

The loans that were modified during the years ended December 31, 2012 and 2011 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Number	Pre- modification recorded investment	Post- modification recorded investment	Number	Pre- modification recorded investment	Post- modification recorded investment
Commercial	2	$2,416	$2,416	-	$-	$-
Commercial mortgage	3	3,144	3,144	1	759	759
Construction	3	1,479	1,479	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$7,039	$7,039	2	$1,123	$1,123

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Adjusted. interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$2,255	$161	$-	$-	$-
Commercial mortgage	714	214	2,216	759	-	-
Construction	-	-	1,479	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$714	$2,469	$3,856	$1,123	$-	$-

The following table provides information about impaired loans at December 31, 2012 and 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$1,656	$5,054	$-	$1,060	$-
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$4,814	$9,201	$1,273	$7,710	$-
Commercial mortgage	9,389	11,536	1,706	6,796	-
Commercial	10,620	12,548	4,069	8,056	-
Consumer - home equity	927	927	-	992	-
Residential	91	91	69	309	-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	-	626	-
Consumer - home equity	927	927	-	371	-
Residential	1,264	1,414	-	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	3,672	3,672	712	3,103	-
Commercial	6,450	7,592	2,724	3,701	-
Consumer - home equity	1,252	1,252	204	881	-
Residential	1,264	1,414	-	5,710	-

We had $25.2 million of non-accrual loans at December 31, 2012 compared to $17.6 million of non-accrual loans at December 31, 2011. The increase in non-accrual loans was primarily due to the impact of $33.7 million of loans placed on non-accrual status, partially offset by $18.2 million of loan charge-offs, $2.2 million of transfers to other real estate owned and $5.7 million of loan payments. Included within the non-accrual loans at December 31, 2012 are three troubled debt restructured loans with a balance of $651,000. Loans past due 90 days or more still accruing interest amounted to $4.4 million and $4.1 million at December 31, 2012 and December 31, 2011, respectively. The $300,000 increase reflected $1.6 million of loans transferred to non-accrual status, $1.4 million of loan payments, $1.3 million of transfers to other real estate owned and $277,000 million of charge-offs. These decreases were offset by $4.8 million of additions to this category.

We had $4.2 million of other real estate owned at December 31, 2012 compared to $7.4 million at December 31, 2011.  The decrease in other real estate owned was primarily due to additions of $4.9 million which were partially offset by $5.5 million of cash received due to sales, $1.5 million of write-downs and $1.1 million of realized losses.

The following table classifies our loans by categories which are used throughout the industry as of December 31, 2012 and 2011 (in thousands):

	Commercial		Construction		Commercial mortgage		Residential mortgage
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Risk Rating
Pass	$335,563	$320,287	$247,214	$176,824	$489,615	$476,421	$28,495	$28,981
Special Mention	6,788	1,049	-	-	23,200	21,615	1,175	-
Substandard	12,252	7,696	5,205	6,716	9,704	6,867	-	1,264
Doubtful	-	-	-	-	-	-	91	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	17,614	60,938	2,301	49,700	18,286	26,543	236	2,084
Unrated not subject to review	97,892	60,441	3,964	13,371	76,264	78,041	67,720	63,781
Total	$470,109	$450,411	$258,684	$246,611	$617,069	$609,487	$97,717	$96,110

	Consumer		Direct lease financing		Unamortized costs		Total
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Risk Rating
Pass	$89,128	$64,236	$52,241	$12,025	$-	$-	$1,242,256	$1,078,774
Special Mention	99	-	-	-	-	-	31,262	22,664
Substandard	3,626	2,718	69	649	-	-	30,856	25,910
Doubtful	-	-	-	-	-	-	91	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	4,593	2,873	3,337	29,174	-	-	46,367	171,312
Unrated not subject to review	199,469	139,214	101,050	87,834	5,663	3,486	552,022	446,168
Total	$296,915	$209,041	$156,697	$129,682	$5,663	$3,486	$1,902,854	$1,744,828

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and were not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. The loan portfolio review coverage was approximately 69% at December 31, 2012 and approximately 65% at December 31, 2011. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits.  A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups. To offset deposit seasonality, management has historically used certificates of deposit, including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit was minimal in 2012.  Total time deposits, including such brokered funds, averaged $26.6 million in 2012, representing .85% of total average deposits.  At December 31, 2012, we had total deposits of $3.31 billion compared to $2.68 billion at December 31, 2011, $2.02 billion at December 31, 2010, an increase of $630.7 million or 23.5% between 2012 and 2011.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking	$2,666,493	0.29%	$2,175,972	0.37%	$1,633,783	0.56%
Savings and money market	455,860	0.53%	355,094	0.72%	311,251	1.26%
Time	26,624	1.34%	31,066	1.14%	69,169	0.66%
Total deposits	$3,148,977	0.33%	$2,562,132	0.43%	$2,014,203	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

At December 31, 2012, we had $8.3 million of certificate of deposit accounts maturing in one year or less. At December 31, 2012, 2011 and 2010, approximately 0.8%, 2.1%, and 6.0% respectively, of deposits consisted of institutional (brokered) deposits, which are included in that classification.  As we discussed above, such funding was virtually eliminated as the result of our deposit growth in 2012.

The remaining maturity of certificates of deposit greater than $100,000 as of December 31, 2012, was as follows:

Amount
(in thousands)
Three months or less	$4,968
Three to six months	732
Six to twelve months	2,634
Greater than twelve months	-
Total	$8,334

Borrowings.   We had no outstanding advances from the FHLB at December 31, 2012.   The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We also utilized these lines minimally in 2012, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2012. We do not have any policy prohibiting us from incurring debt.

Securities sold under repurchase agreements
	As of or for the year ended December 31,
	2012	2011	2010
	(dollars in thousands)

Balance at year-end	$18,548	$33,177	$14,383
Average during the year	22,508	23,113	8,637
Maximum month-end balance	30,964	33,582	14,383
Weighted average rate during the year	0.42%	1.00%	0.31%
Rate at December 31	0.37%	0.35%	0.28%

	As of or for the year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Short-term borrowings and federal funds
purchased
Balance at year-end	$-	$-	$136,000
Average during the year	-	745	13,464
Maximum month-end balance	-	-	136,000
Weighted average rate during the year	0.00%	0.40%	0.66%
Rate at December 31	0.25%	0.34%	0.68%

As of December 31, 2012 we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III; which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.

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

Shareholders’ equity

At December 31, 2012, we had $336.7 million in shareholders’ equity. In December 2012, we issued 4,000,000 shares of our common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2012,we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66 in 2011.  We did not repurchase any shares in 2012.

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

The amount of common stock for which the stock warrant was exercisable was reduced from 1,960,405 shares to 980,203 shares in 2009 due to the “qualifying capital” we raised in that year.  On September 8, 2010, we repurchased the remaining 980,203 outstanding warrants issued to the Treasury Department for $4.8 million. Accordingly, there was no impact related to TARP in periods subsequent to 2010.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2012 were our commitments to extend credit, which were approximately $463.4 million, and standby letters of credit, which were approximately $13.4 million, at December 31, 2012.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2012:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$12,502	$2,697	$3,504	$2,992	$3,309
Remaining contractual maturities of
time deposits	20,916	12,016	8,850	25	25
Loan commitments	463,411	90,737	52,812	15,286	304,576
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	21,763	863	1,727	1,727	17,446
Standby letters of credit	13,367	12,658	709	-	-
Total	$545,360	$118,971	$67,602	$20,030	$338,757
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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 20, to the consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 18, 2013

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$19,981	$96,228
Interest earning deposits at Federal Reserve Bank	948,111	652,946
Total cash and cash equivalents	968,092	749,174

Investment securities, available-for-sale, at fair value	718,065	448,204
Investment securities, held-to-maturity (fair value $41,008 and $13,826, respectively)	45,179	18,044
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	5,088
Commercial loans held for sale	11,341	-
Loans, net of deferred loan costs	1,902,854	1,744,828
Allowance for loan and lease losses	(33,040)	(29,568)
Loans, net	1,869,814	1,715,260
Premises and equipment, net	10,368	8,358
Accrued interest receivable	9,857	8,476
Intangible assets, net	7,004	8,004
Other real estate owned	4,241	7,405
Deferred tax asset, net	22,789	21,941
Other assets	29,288	20,727
Total assets	$3,699,659	$3,010,681

LIABILITIES
Deposits
Demand and interest checking	$2,775,207	$2,192,938
Savings and money market	517,098	454,343
Time deposits	12,582	25,528
Time deposits, $100,000 and over	8,334	9,742
Total deposits	3,313,221	2,682,551

Securities sold under agreements to repurchase	18,548	33,177

Accrued interest payable	103	123
Subordinated debenture	13,401	13,401
Other liabilities	17,709	9,950
Total liabilities	3,362,982	2,739,202

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,246,655 and 33,196,281
shares issued at December 31, 2012 and December 31, 2011, respectively	37,247	33,196
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	282,708	241,997
Retained earnings (accumulated deficit)	7,347	(9,277)
Accumulated other comprehensive income	10,241	6,429
Total shareholders' equity	336,677	271,479

Total liabilities and shareholders' equity	$3,699,659	$3,010,681

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Interest income
Loans, including fees	$78,222	$74,627	$73,789
Interest on investment securities:
Taxable interest	13,378	9,682	6,181
Tax-exempt interest	2,815	2,672	1,945
Federal funds sold / securities purchased under agreement to resell	7	-	-
Interest earning deposits	2,433	1,461	817
	96,855	88,442	82,732
Interest expense
Deposits	10,447	10,939	13,559
Securities sold under agreements to repurchase	95	231	27
Short-term borrowings	-	3	89
Subordinated debt	869	863	864
	11,411	12,036	14,539
Net interest income	85,444	76,406	68,193
Provision for loan and lease losses	22,438	21,498	19,287
Net interest income after provision for loan and lease losses	63,006	54,908	48,906

Non-interest income
Service fees on deposit accounts	3,548	2,552	2,142
Merchant credit card processing and ACH fees	2,977	2,399	2,061
Prepaid card fees	33,311	18,665	11,001
Gain on sales of investment securities	661	759	1,207
Other than temporary impairment on securities held-to-maturity (1)	(202)	(75)	(135)
Leasing income	2,954	2,517	2,752
Debit card income	482	625	663
Affinity fees	2,794	1,606	-
Loan sales	1,885	4	7
Other	1,188	1,473	898
Total non-interest income	49,598	30,525	20,596

Non-interest expense
Salaries and employee benefits	40,057	31,108	25,570
Depreciation and amortization	3,430	3,025	3,073
Rent and related occupancy cost	3,352	2,959	2,610
Data processing expense	10,231	8,961	7,567
Printing and supplies	1,721	1,529	1,272
Audit expense	1,145	1,081	1,065
Legal expense	3,888	2,801	2,751
Amortization of intangible assets	1,001	1,001	1,001
Loss on sale and write-downs on other real estate owned	2,508	555	22
FDIC Insurance	3,172	3,335	4,350

Software, maintenance and equipment	1,791	1,586	1,301
Other real estate owned expense	560	1,159	190
Other	15,330	13,104	10,976
Total non-interest expense	88,186	72,204	61,748
Net income before income tax	24,418	13,229	7,754
Income tax provision	7,794	4,311	2,532
Net income	16,624	8,918	5,222
Less preferred stock dividends and accretion	-	-	(6,242)
Net income (loss) available to common shareholders	$16,624	$8,918	$(1,020)
Net income (loss) per share - basic	$0.50	$0.28	$(0.04)
Net income (loss) per share - diluted	$0.50	$0.28	$(0.04)

(1)	Other-than-temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$16,624	$8,918	$5,222
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss), net of tax
Change in net unrealized gain/(loss) during the period	6,198	14,198	(1,392)
Reclassification adjustments for gains included in income	(661)	(759)	(1,207)
Reclassfication adjustment for called security	297	(846)	-
Amortization of losses previously held as available-for-sale	30	12	48
Net unrealized gain/(loss) on investment securities	5,864	12,605	(2,551)

Deferred tax expense
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	2,169	4,969	(473)
Reclassification adjustments for gains included in income	(232)	(265)	(410)
Reclassfication adjustment for called security	104	(296)	-
Reclassification adjustments tax rate adjustment	-	(27)	18
Amortization of losses previously held as available-for-sale	11	4	16
Income tax expense related to items of other comprehensive income	2,052	4,385	(849)

Other comprehensive income(loss), after tax and net of reclassifications into net income	3,812	8,220	(1,702)
Comprehensive income	$20,436	$17,138	$3,520

THE BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2012, 2011, and 2010
(in thousands except share data)

						Retained	Accumulated
	Common				Additional	earnings/	other
	stock	Common	Preferred	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	stock	capital	deficit)	income	Total

Balance at December 31, 2009	26,181,281	$26,181	$39,411	$-	$196,875	$(17,175)	$(89)	$245,203
Net income						5,222		5,222
Cash dividends on preferred stock						(433)		(433)
Accretion of Series B preferred shares			5,809			(5,809)		-
Stock-based compensation					590			590
Series B Preferred stock repayment to US Treasury			(45,220)					(45,220)
Repurchase of warrants					(4,754)			(4,754)
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	-	(1,702)	(1,702)

Balance at December 31, 2010	26,181,281	$26,181	$-	$-	$192,711	$(18,195)	$(1,791)	$198,906
Net income						8,918		8,918
Issuance of common stock	7,015,000	7,015	-		47,486			54,501
Stock-based compensation					1,800			1,800
Purchase of treasury shares (100,000 shares)				(866)				(866)
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	-	8,220	8,220

Balance at December 31, 2011	33,196,281	$33,196	$-	$(866)	$241,997	$(9,277)	$6,429	$271,479
Net income						16,624		16,624
Common stock issued from option exercises, net of tax benefits	50,374	51			403			454
Issuance of common stock	4,000,000	4,000			37,713			41,713
Stock-based compensation					2,595			2,595
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	-	3,812	3,812

Balance at December 31, 2012	37,246,655	$37,247	$-	$(866)	$282,708	$7,347	$10,241	$336,677

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net income	$16,624	$8,918	$5,222
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,431	4,026	4,074
Provision for loan and lease losses	22,438	21,498	19,287
Net amortization of investment securities discounts/premiums	2,090	669	514
Stock-based compensation expense	2,595	1,800	590
Loans originated for sale	(28,876)	(458)	(1,048)
Sale of loans originated for resale	19,420	462	1,055
Gain on sales of loans originated for resale	(1,885)	(4)	(7)
Deferred income tax benefit	(2,899)	(1,961)	(2,494)
(Gain) loss on sales of fixed assets	(31)	(25)	46
Other than temporary impairment on securities held-to-maturity	202	75	135
Losses on sale and write-downs on other real estate owned	2,508	555	22
Gain on sales of investment securities	(661)	(759)	(1,207)
Decrease (increase) in accrued interest receivable	(1,381)	402	(1,156)
Decrease in interest payable	(20)	(1)	(238)
(Increase) decrease in other assets	(9,272)	1,125	(505)
(Decrease) increase in other liabilities	7,759	1,318	(18,659)
Net cash provided by operating activities	33,042	37,640	5,631

Investing activities
Purchase of investment securities available-for-sale	(473,828)	(345,809)	(273,227)
Proceeds from call of securities held-to-maturity	2,076	4,000	-
Proceeds from redemptions and repayment of securities available-for-sale	155,433	99,849	87,014
Proceeds from sale and call of investment securities available-for-sale	25,024	35,772	46,490
Proceeds from sale of other real estate owned	5,536	894	423
Net increase in loans	(181,872)	(148,365)	(111,899)
Proceeds from sales of fixed assets	357	97	74
Purchases of premises and equipment	(5,098)	(2,106)	(3,622)
Net cash used in investing activities	(472,372)	(355,668)	(254,747)

Financing activities
Net increase in deposits	630,670	658,454	369,588
Net increase (decrease) in securities sold under agreements to repurchase	(14,629)	18,794	11,795
(Repayment) proceeds from short-term borrowings	-	(136,000)	36,000
Proceeds from issuance of common stock	41,713	54,501	-
Purchase of treasury stock	-	(866)	-
Redemption of preferred stock	-	-	(45,220)
Proceeds from the exercise of options	454	-	-
Excess tax benefit from share-based payment arrangements	40	-	-
Repurchase of warrants	-	-	(4,754)
Dividends paid on Series A and B preferred stock	-	-	(433)
Net cash provided by financing activities	658,248	594,883	366,976

Net increase in cash and cash equivalents	218,918	276,855	117,860

Cash and cash equivalents, beginning of year	749,174	472,319	354,459

Cash and cash equivalents, end of year	$968,092	$749,174	$472,319

Supplemental disclosure:
Interest paid	$11,431	$12,037	$14,777
Taxes paid	$11,049	$6,139	$483
Transfers of loans to other real estate owned	$4,880	$6,739	$2,079

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, it considers the continuing performance of the securities. Credit losses are recognized in the consolidated statement of operations. If management believes market value losses are temporary and it believes the Company has the ability and intention to hold those securities to maturity, for available for sale securities the reduction in value is recognized in other comprehensive income, through equity and for held to maturity securities the securities are held at the amortized cost.

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

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other than temporary impairment that is attributable to credit loss vs non-credit loss. If a credit loss is determined, an other than temporary charge is recorded within the statement of operations. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the amount of other than temporary impairment attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates. The Company recognized other than temporary impairment charges of $202,000 in 2012, $75,000 in 2011, and $135,000 in 2010.  The $202,000 charge in 2012 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.   The $75,000 charge in 2011 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.  The $135,000 charge in 2010 resulted from the write-down of amortized cost to the discounted cash flows for two pooled trust preferred securities.

4. Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

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

When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses. Interest that had accrued in the current year is reversed out of current period income. Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.  Such loans are reported as 90 days delinquent and still accruing.  For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.  In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

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

Each factor is assigned a value from a matrix established by management based on management's best judgment using relevant information available at the time of the evaluation.  An unallocated component is also maintained to cover additional uncertainties that could affect management's estimate of probable losses.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. The Company orginates specific commercial mortgage loans for sale in a secondary market.  Theses loans are accounted for under the fair value option and amounted to $11.3 million at December 31, 2012. At December 31, 2012 these loans were classified as available for sale.  The Company had no loans available for sale as of December 31, 2011.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally three to seven years. As of December 31, 2012 and 2011, the Company had capitalized total software costs of approximately $1.3 million and $1.1 million, respectively. The Company recorded amortization expense of approximately $669,000, $582,000, and $396,000 for the years ended December 31, 2012, 2011 and  2010, respectively.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal establishing a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. The Company had $4.2 million and $7.4 million in other real estate owned at December 31, 2012 and 2011, respectively.

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

	Year ended December 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$16,624	33,227,755	$0.50
Effect of dilutive securities
Common stock options	-	60,523	-
Diluted earnings per share
Net income available to common shareholders	$16,624	33,288,278	$0.50

Stock options for 2,401,493 shares exercisable at prices between $7.36 and $25.43 per share, were outstanding at December 31, 2012 but were not included in the dilutive shares because the exercise price was greater than the average market price.

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

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Other comprehensive income (loss), net of tax
Change in net unrealized gain/(loss) during the period	6,198	14,198	(1,392)
Reclassification adjustments for gains included in income	(661)	(759)	(1,207)
Reclassfication adjustment for called security	297	(846)	-

Amortization of losses previously held as available-for-sale	30	12	48
	5,864	12,605	(2,551)
Deferred tax expense
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	2,169	4,969	(473)
Reclassification adjustments for gains included in income	(232)	(265)	(410)
Reclassfication adjustment for called security	104	(296)	-
Reclassification adjustments tax rate adjustment	-	(27)	18
Amortization of losses previously held as available-for-sale	11	4	16
	2,052	4,385	(849)

Other comprehensive income (loss), net of tax	3,812	8,220	(1,702)

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank. The amount of those reserves at December 31, 2012 and 2011 was approximately $181.3 million and $96.2 million, respectively.

At December 31, 2012 and 2011 the Bank had $25.0 million and $0, respectively of cash temporarily pledged as collateral at a correspondent bank.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired software and personnel of a prepaid program manager in Europe for approximately $1.8 million.  With this acquisition the Company is expecting to establish a European Payment Solutions presence and facilitate European processing for its existing customers.  The company has preliminarily allocated the purchase price to identified proprietary internal use software and expects to be complete its accounting for this business combination during the third or fourth quarter of 2013.

The Company accounts for its customer list in accordance with FASB ASC topic 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).

The gross carrying value and accumulated amortization related to the customer list intangible at December 31, 2012 and 2011 are presented below.

	December 31,
	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Customer list
intangible	$12,006	$5,003	$12,006	$4,002

15. Business Segments

FASB ASC 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company had one reportable segment in 2012, 2011 and 2010 which consisted of community banking.  Community banking encompasses the Company’s primary business which includes commercial and consumer loans, commercial and consumer deposit accounts and related activities.

16. Reclassifications

Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation.

17. Prepaid Card Processing Fees

The Company recognizes prepaid card processing fees in the periods in which they are earned by performance of the related services. The majority of fees the Company earns result from contractual fees paid by third party sponsors to the Company, computed on a per transaction basis and paid monthly. Additionally, the Company earns interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  The Company records this revenue net of costs such as association fees and interchange transaction charges.

18. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2012.

19. Derivative Financial Instruments

All derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item.

20. Recent Accounting Pronouncements

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

FASB Accounting Standards Update No. 2011-05.  In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 Presentation of Comprehensive Income.  This accounting standard allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The Company adopted the new guidance by reporting the components of comprehensive income in two separate but consecutive statements..

Note C— Subsequent Events

On January 18, 2013, pursuant to the over-allotment option in the December 2012 public offering, the Company issued an additional 175,790 shares of the Company’s common stock, par value $1.00, at a public offering price of $11.00 per share.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$7,255	$245	$-	$7,500
Federally insured student loan securities	142,851	1,002	(83)	143,770
Tax-exempt obligations of states and political subdivisions	112,393	5,314	(2)	117,705
Taxable obligations of states and political subdivisions	38,291	3,118	(21)	41,388
Residential mortgage-backed securities	275,197	3,389	(779)	277,807
Commercial mortgage-backed securities	92,765	4,298	(32)	97,031
Other debt securities	32,399	769	(304)	32,864
	$701,151	$18,135	$(1,221)	$718,065

Held-to-maturity	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Other debt securities - single issuers	$18,980	$218	$(4,241)	$14,957
Other debt securities - pooled	26,199	36	(184)	26,051
	$45,179	$254	$(4,425)	$41,008

Available-for-sale	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
U.S. Government agency securities	$9,087	$198	$-	$9,285
Tax-exempt obligations of states and political subdivisions	94,227	3,580	(8)	97,799
Taxable obligations of states and political subdivisions	50,778	2,149	(60)	52,867
Residential mortgage-backed securities	190,214	3,582	(111)	193,685
Commercial mortgage-backed securities	51,242	875	(56)	52,061
Other debt securities	38,873	1,058	(399)	39,532
Other equity securities	3,000	-	(25)	2,975
	$437,421	$11,442	$(659)	$448,204

Held-to-maturity	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Other debt securities - single issuers	$16,337	$138	$(4,051)	$12,424
Other debt securities - pooled	1,707	-	(305)	1,402
	$18,044	$138	$(4,356)	$13,826

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.6 million at December 31, 2012 and $5.1 million at December 31, 2011.

The amortized cost and fair value of the Company’s investment securities at December 31, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	Value
Due before one year	$62,410	$62,432	$-	$-
Due after one year through five years	172,881	178,501	-	-
Due after five years through ten years	38,401	39,649	8,231	7,968
Due after ten years	427,459	437,483	36,948	33,040

	$701,151	$718,065	$45,179	$41,008

At December 31, 2012 and 2011, investment securities with a book value of approximately $34.3 million and $44.6 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.  Gross gains on sales of securities were $661,000, $788,000 and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Gross losses on sales of securities were $0, $29,000 and $104,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $202,000 on one trust preferred pool security in 2012, $75,000 on one trust preferred pooled security in 2011 and $135,000 on two trust preferred pooled securities in 2010 on its held-to-maturity portfolio. The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2012 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	5	$33,615	$(83)	$-	$-	$33,615	$(83)
Tax-exempt obligations of states and
political subdivisions	4	4,511	(2)	-	-	4,511	(2)
Taxable obligations of states and
political subdivisions	6	2,357	(11)	4,529	(10)	6,886	(21)
Residential mortgage-backed securities	17	107,926	(779)	-	-	107,926	(779)
Commercial mortgage-backed securities	2	5,447	(32)	-	-	5,447	(32)
Other debt securities	4	1,485	(15)	8,623	(289)	10,108	(304)
Total temporarily impaired
investment securities	38	$155,341	$(922)	$13,152	$(299)	$168,493	$(1,221)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Other debt securities - single issuers	2	$-	$-	$7,850	$(4,241)	$7,850	$(4,241)
Other debt securities - pooled	1	-	-	593	(184)	593	(184)
Total temporarily impaired
investment securities	3	$-	$-	$8,443	$(4,425)	$8,443	$(4,425)

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

The Company has evaluated the securities in the above tables as of December 31, 2012 and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined the Company estimates expected future cash flows to determine the credit loss amount which a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issuer trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment, is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note E—Loans

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, side collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2012	2011

Commercial	$470,109	$450,411
Commercial mortgage *	617,069	609,487
Construction	258,684	246,611
Total commercial loans	1,345,862	1,306,509
Direct lease financing	156,697	129,682
Residential mortgage	97,717	96,110
Consumer loans and others	296,915	209,041
	1,897,191	1,741,342
Unamortized loan costs	5,663	3,486
Total loans, net of deferred loan costs	$1,902,854	$1,744,828

Supplemental loan data:
Construction 1-4 family	$60,343	$85,189
Commercial construction, acquisition and development	198,341	161,422
	$258,684	$246,611
* At December 31, 2012 our owner-occupied real estate loans amounted to $172.5 million, or 28.0% of commercial mortgages as compared to $137.9 million, or 22.6% at December 31, 2011.

The following table provides information about impaired loans at December 31, 2012 and 2011 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$1,656	$5,054	$-	$1,060	$-
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$4,814	$9,201	$1,273	$7,710	$-
Commercial mortgage	9,389	11,536	1,706	6,796	-
Commercial	10,620	12,548	4,069	8,056	-
Consumer - home equity	927	927	-	992	-
Residential	91	91	69	309	-

December 31, 2011
Without an allowance recorded
Construction	$-	$-	$-	$100	$-
Commercial mortgage	-	-	-	310	-
Commercial	900	2,042	-	626	-
Consumer - home equity	927	927	-	371	-
Residential	1,264	1,414	-	662	-
With an allowance recorded
Construction	4,949	4,949	2,296	2,123	-
Commercial mortgage	3,672	3,672	712	2,793	-
Commercial	5,550	5,550	2,724	3,075	-
Consumer - home equity	325	325	204	510	-
Residential	-	-	-	5,048	-
Total
Construction	$4,949	$4,949	$2,296	$2,223	$-
Commercial mortgage	3,672	3,672	712	3,103	-
Commercial	6,450	7,592	2,724	3,701	-
Consumer - home equity	1,252	1,252	204	881	-
Residential	1,264	1,414	-	5,710	-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2012 and 2011, respectively (the Company had no non-accrual leases at December 31, 2012 or December 31, 2011):

	December 31,
	2012	2011
	(in thousands)

Non-accrual loans
Construction *	$4,538	$4,949
Commercial mortgage *	9,175	3,672
Commercial *	10,459	6,450
Consumer	927	1,252
Residential	91	1,264
Total non-accrual loans	25,190	17,587

Loans past due 90 days or more	4,435	4,101
Total non-performing loans	29,625	21,688
Other real estate owned	4,241	7,405
Total non-performing assets	$33,866	$29,093

* Included in the non-accrual loan balances as of December 31, 2012 are three troubled debt restructured loans.  $276,000 in construction, $214,000 in commercial mortgage, and $161,000 in commercial.

The Company’s loans that were modified during the years ended December 31, 2012 and 2011 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Number	Pre- modification recorded investment	Post- modification recorded investment	Number	Pre- modification recorded investment	Post- modification recorded investment
Commercial	2	$ 2,416	$ 2,416	-	$ -	$ -
Commercial mortgage	3	3,144	3,144	1	759	759
Construction	3	1,479	1,479	-	-	-
Residential mortgage	-	-	-	1	364	364
Total	8	$ 7,039	$ 7,039	2	$ 1,123	$ 1,123

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$2,255	$161	$-	$-	$-
Commercial mortgage	714	214	2,216	759	-	-
Construction	-	-	1,479	-	-	-
Residential mortgage	-	-	-	364	-	-
Total	$714	$2,469	$3,856	$1,123	$-	$-

The following table summarizes as of December 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted:

	December 31, 2012
	Number	Pre- modification recorded investment
Commercial	1	$2,255
Commercial mortgage	1	214
Construction	3	1,479
Residential mortgage	-	-
Total	5	$3,948

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$12,244	$6,223	$9,505	$2,089	$1,799	$239	$941	$33,040

Ending balance: Individually evaluated for impairment	$4,069	$1,706	$1,273	$69	$-	$-	$-	$7,117

Ending balance: Collectively evaluated for impairment	$8,175	$4,517	$8,232	$2,020	$1,799	$239	$941	$25,923

Loans:
Ending balance	$470,109	$617,069	$258,684	$97,717	$296,915	$156,697	$5,663	$1,902,854

Ending balance: Individually evaluated for impairment	$10,620	$9,389	$4,814	$91	$927	$-	$-	$25,841

Ending balance: Collectively evaluated for impairment	$459,489	$607,680	$253,870	$97,626	$295,988	$156,697	$5,663	$1,877,013

December 31, 2011
Beginning balance	$6,051	$9,501	$5,030	$2,115	$578	$164	$624	$24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568

Ending balance: Individually evaluated for impairment	$2,724	$712	$2,296	$-	$204	$-	$-	$5,936

Ending balance: Collectively evaluated for impairment	$7,490	$8,562	$3,056	$2,090	$1,142	$254	$1,038	$23,632

Loans:
Ending balance	$450,411	$609,487	$246,611	$96,110	$209,041	$129,682	$3,486	$1,744,828

Ending balance: Individually evaluated for impairment	$6,450	$3,672	$4,949	$1,264	$1,252	$-	$-	$17,587

Ending balance: Collectively evaluated for impairment	$443,961	$605,815	$241,662	$94,846	$207,789	$129,682	$3,486	$1,727,241

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2012 or December 31, 2011.

A detail of our delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$-	$5,750	$1,350	$10,459	$17,559	$452,550	$470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$3,080	$8,498	$4,435	$25,190	$41,203	$1,861,651	$1,902,854

December 31, 2011
Commercial	$-	$242	$817	$6,450	$7,509	$442,902	$450,411
Commercial mortgage	278	1,763	1,597	3,672	7,310	602,177	609,487
Construction	-	825	942	4,949	6,716	239,895	246,611
Direct lease financing	1,230	606	745	-	2,581	127,101	129,682
Consumer - other	-	-	-	1,252	1,252	164,145	165,397
Consumer - home equity	-	2	-	-	2	43,642	43,644
Residential mortgage	-	-	-	1,264	1,264	94,846	96,110
Unamortized costs	-	-	-	-	-	3,486	3,486
	$1,508	$3,438	$4,101	$17,587	$26,634	$1,718,194	$1,744,828

The following table classifies loans by categories which are used throughout the industry as of December 31, 2012 and 2011 (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Risk Rating
Pass	$335,563	$320,287	$247,214	$176,824	$489,615	$476,421	$28,495	$28,981
Special Mention	6,788	1,049	-	-	23,200	21,615	1,175	-
Substandard	12,252	7,696	5,205	6,716	9,704	6,867	-	1,264
Doubtful	-	-	-	-	-	-	91	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	17,614	60,938	2,301	49,700	18,286	26,543	236	2,084
Unrated not subject to review	97,892	60,441	3,964	13,371	76,264	78,041	67,720	63,781
Total	$470,109	$450,411	$258,684	$246,611	$617,069	$609,487	$97,717	$96,110

	Consumer		Direct lease financing		Unamortized costs		Total
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Risk Rating
Pass	$89,128	$64,236	$52,241	$12,025	$-	$-	$1,242,256	$1,078,774
Special Mention	99	-	-	-	-	-	31,262	22,664
Substandard	3,626	2,718	69	649	-	-	30,856	25,910
Doubtful	-	-	-	-	-	-	91	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review	4,593	2,873	3,337	29,174	-	-	46,367	171,312
Unrated not subject to review	199,469	139,214	101,050	87,834	5,663	3,486	552,022	446,168
Total	$296,915	$209,041	$156,697	$129,682	$5,663	$3,486	$1,902,854	$1,744,828

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. It is present Bank policy that a minimum of 60% of the loan portfolio be reviewed every eighteen months. The loan portfolio review coverage was approximately 69% at December 31, 2012 and approximately 65% at December 31, 2011.  This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2012	2011
Furniture, fixtures, and equipment	3 to 12 years	$28,044	$24,303
Leasehold improvements	6 to 10 years	5,434	4,693
		33,478	28,996
Accumulated depreciation		(23,110)	(20,638)
		$10,368	$8,358

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $3.4 million, $3.0 million and $3.1 million, respectively.

Note G—Time Deposits

At December 31, 2012, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2013	$12,016
2014	7,450
2015	1,400
2016	10
2017	15
2021	25
$20,916

Note H—Debt

1.	Short-term borrowings

At December 31, 2012, the Bank maintained $49.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. Additionally the Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of  $380 million at December 31, 2012. Borrowings under this arrangement have a variable interest rate. As of December 31, 2012, the Bank did not have any borrowings outstanding on these lines. The details of these categories are presented below:

	As of or for the year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Short-term borrowings and federal funds
purchased
Balance at year-end	$-	$-	$136,000
Average during the year	-	745	13,464
Maximum month-end balance	-	-	136,000
Weighted average rate during the year	0.00%	0.40%	0.66%
Rate at December 31	0.25%	0.34%	0.68%

2.	Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2012	2011	2010
	(dollars in thousands)

Balance at year-end	$18,548	$33,177	$14,383
Average during the year	22,508	23,113	8,637
Maximum month-end balance	30,964	33,582	14,383
Weighted average rate during the year	0.42%	1.00%	0.31%
Rate at December 31	0.37%	0.35%	0.28%

3.	Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2012, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

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

As of December 31, 2012, the Trusts qualify as variable interest entities under ASC section 810, Consolidation. The Company is not considered the primary beneficiary and therefore the trusts are not consolidated in the Company’s financial statements. The trusts are accounted for under the equity method of accounting.

Note I—Shareholders’ Equity

In December 2012, the Company issued issued  4,000,000 shares of the Company’s common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to the Company, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

In 2011, the Company adopted a common stock repurchase program in which shares repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  Shares were repurchased at market price and were recorded as treasury stock at that amount.  The Company did not repurchase shares in 2012.

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

In 2010 the Company also recorded a cash dividend payout of $433,000 relating to the TARP preferred stock .

Note J—Preferred Stock

As set forth in Note I, on March 10, 2010, the Company repurchased its TARP Preferred Stock.

As also set forth in Note I, on September 8, 2010, the Company repurchased all of the 980,203 outstanding warrants issued in connection with the TARP.

In determining net income available to common shareholders, the periodic amortization and the cash dividend on issued preferred stock are subtracted from net income (loss). The Company paid $433,000 in preferred stock dividends in 2010 and recognized preferred stock accretion of $5.8 million in that year.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $679,000, $577,000 and $469,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. There were no disbursements in 2012.  The Company expensed $125,000, $137,000 and $558,000 for this plan for the years ended December 31, 2012, 2011 and 2010 respectively.

Note L—Income Taxes

The components of the income taxes (benefit) included in the statements of operations are as follows:

	For the years ended
	December 31,
	2012	2011	2010
	(in thousands)
Current tax provision
Federal	$8,660	$5,148	$4,624
State	2,033	1,124	402
	10,693	6,272	5,026
Deferred tax (benefit) provision
Federal	(2,751)	(1,512)	(2,719)
State	(148)	(449)	225
	(2,899)	(1,961)	(2,494)
	$7,794	$4,311	$2,532

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 35% for 2012 and 2011 and 34% for 2010, respectively, are as follows:

	For the years ended
	December 31,
	2012	2011	2010
	(in thousands)

Computed tax expense at statutory rate	$8,546	$4,498	$2,636
State taxes	1,225	445	414
Tax-exempt interest income	(1,249)	(986)	(658)
Other	(728)	354	140
	$7,794	$4,311	$2,532

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	For the years ended
	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$11,564	$9,354
Deferred compensation	1,005	934
State taxes	1,005	909
Nonqualified stock options	1,611	763
Stock appreciation rights	103	96

Tax deductible goodwill	11,446	12,137
Depreciation	263	161

Nonaccrual interest	1,140	1,041
Other than temporary impairment	144	72
Other	87	-
Total deferred tax assets	$28,368	$25,467
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	5,514	3,462

Leasing	65	64
Total deferred tax liabilities	5,579	3,526
Net deferred tax asset	$22,789	$21,941

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2012	2011	2010

Beginning balance at January 1	$119	$47	$47
Increases in tax provisions for prior years	111	72	-
Gross unrecognized tax benefits at December 31	$230	$119	$47

The Company files federal and state returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.

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

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands except per share data)

Outstanding at January 1, 2012	2,745,115	$10.10
Granted	500,000	8.50	-	-
Exercised	(50,374)	9.01	-	-
Expired	(16,000)	10.00	-	-
Forfeited	(133,248)	9.05	-	-
Outstanding at December 31, 2012	3,045,493	$9.90	5.97	$-
Exercisable at December 31, 2012	1,743,493		4.16	$-

A summary of the Company’s stock appreciation rights is presented below:

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)

Outstanding at January 1, 2012	60,000	$11.41
Granted	-	-	-
Exercised	-	-	-
Expired/forfeited	(60,000)	11.41	-
Outstanding at December 31, 2012	-	$-	-

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2012, and changes during the year then ended, is presented below:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-Vested Options
Non-Vested at January 1, 2012	1,298,250	$4.34
Granted	500,000	5.06
Vested	(381,250)	4.41
Expired	-	-
Forfeited	(115,000)	4.60
Non-Vested at December 31, 2012	1,302,000	$4.66

The Company granted 500,000 common stock options in 2012; 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06.  The Company granted 510,000 common stock options in 2011, 40,000 with a vesting period of one year and 470,000 with a vesting period of four years. The weighted-average fair value of the stock options issued was $3.62. The Company granted 1,136,000 options  in 2010.  There were 50,374 options exercised in 2012.  There were no options exercised in 2011 or 2010.

As of December 31, 2012, there was a total of $5.1 million of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 2.0 years.

For the years ended December 31, 2012 and 2011, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2012	2011
Risk-free interest rate	1.97%	2.19%
Expected dividend yield	-	-
Expected volatility	72.90%	57.58%
Expected lives (years)	4.83	5.47

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC topic 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2012 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October, 2000. The Company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The husband of a director of the Company serves as the Chairman, Chief Executive Officer, and President of RAIT.  RAIT paid the Company approximately $315,000, $306,000, and $302,000 rent for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011. The Company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company. Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense for 2012 and 2011 was $102,000 and $59,000, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012. The Company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The Executive Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and son of the Chief Executive Officer of the Company. The CEO and President of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the Chief Executive Officer of the Company. Rent expense is 50% of the fixed rent, real estate tax payment, and the base expense charges. Rent expense for 2012 was $69,000.

The Bank maintains deposits for various affiliated companies totaling approximately $42.6 million and $88.8 million as of December 31, 2012 and 2011, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2012, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2012, there were $31.4 million of outstanding loans to these related parties.

The Bank participated in a line of credit in the ordinary course of business in 2008 that was originated by RAIT. The outstanding participation has never been delinquent and amounted to $22.1 million at December 31, 2012. The Bank has a senior position on the loan.

The Company executed securities transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest and also serves as Chairman. For the twelve months ended December 31, 2012 a total of $87.4 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent securities advisor. Of that total, $35.8 million  were commercial mortgage-backed securities, $26.6 million were U.S. government agency hybrid adjustable rate mortgages and $25.0 million was a pool of highly diversified and highly over collateralized corporate debt. The Company does not pay a separate fee or commission to PrinceRidge. The Company does not have information as to PrinceRidge’s actual profits or losses. All of the purchases, except the $25.0 million AAA highly diversified and highly over collateralized pool of various corporate debt, were classified as available for sale. From time to time, the Company may also purchase securities under agreements to resell through. The securities consisted exclusively of G.N.M.A. certificates which are full faith and credit obligations of the United States government. The largest amount of such purchases outstanding during the twelve months ended December 31, 2012 was $10.6 million, issued at competitive rates. All terms were met as agreed and there were no such amounts outstanding at December 31, 2012.

Note O—Commitments and Contingencies

1.	Operating Leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its Philadelphia offices for a term expiring in 2014. The Company also has leases for business production offices in Pennsylvania, Maryland, Florida and Minnesota that expire at various times through 2017. The Company also leases space in South Dakota, USA, Gibraltar, United Kingdom, and Bulgaria for its prepaid card department. The leases on these spaces expire at various times through  2022. The Company also leases space in Illinois for its Small Business Lending division for a term expiring in 2020.  The Company also leases executive office space in New York for a term expiring in 2020.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments required by these leases are as follows (in thousands):

Year ending December 31,

2013	$2,697
2014	2,028
2015	1,476
2016	1,488
2017	1,504
Thereafter	3,309
$12,502

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.8 million, $2.5 million and $2.2 million, net of rental charged to RAIT of approximately $315,000, $306,000 and $302,000, respectively.

2.	Legal Proceedings

Various actions and proceedings are currently pending to which the Company or its subsidiary is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have material impact on the Company’s financial position or results of operations.

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

The approximate contract amounts and maturity term at December 31, 2012 of the Company’s credit commitments are as follows:
	December 31,
	2012	2011
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$463,411	$380,295
Standby letters of credit	13,367	13,256
	$476,778	$393,551

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2012. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows: $12.7 million in 2013 and the remaining $709,000 in 2014.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and federal funds sold, had recorded values of $968.1 million and $749.2 million as of December 31, 2012 and 2011, respectively, which approximated fair values. The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimation methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at December 31, 2012 and 2011 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at December 31, 2012, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.

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

	December 31, 2012
			Quoted prices in active	Significant other	Significant
			markets for identical	observable	unobservable
	Carrying	Estimated	assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Cash and cash equivalents	$968,092	$968,092	$968,092	$-	$-
Investment securities available-for-sale	718,065	718,065	-	717,468	597
Investment securities held-to-maturity	45,179	41,008	-	-	41,008
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	3,621	3,621	-	-
Commercial loans held for sale	11,341	11,341	-	-	11,341
Loans receivable, net	1,902,854	1,900,191	-	-	1,900,191
Demand and interest checking	2,775,207	2,775,207	2,775,207	-	-
Savings and money market	517,098	517,098	517,098	-	-
Time deposits	20,916	20,985	-	-	20,985
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	18,548	18,548	18,548	-	-
Accrued interest payable	103	103	103	-	-

	December 31, 2011
	Carrying	Estimated
	amount	fair value
Cash and cash equivalents	$749,174	$749,174
Investment securities available-for-sale	448,204	448,204
Investment securities held-to-maturity	18,044	13,826
Federal Home Loan and Atlantic Central Bankers Bank stock	5,088	5,088
Loans receivable, net	1,744,828	1,718,698
Demand and interest checking	2,192,938	2,192,938
Savings and money market	454,343	454,343
Time deposits	35,270	35,336
Subordinated debenture	13,401	9,287
Securities sold under agreements to repurchase	33,177	33,177
Accrued interest payable	123	123

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

The assets measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$7,500	$-	$7,500	$-
Federally insured student loan securities	143,770		143,770
Obligations of states and political subdivisions	159,093	-	159,093	-
Residential mortgage-backed securities	277,807	-	277,807	-
Commercial mortgage-backed securities	97,031	-	97,031	-
Other debt securities	32,864	-	32,267	597
	$718,065	$-	$717,468	$597

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	Inputs	inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$9,285	$-	$9,285	$-
Obligations of states and political subdivisions	150,666	-	150,666	-
Residential mortgage-backed securities	193,685	-	193,685	-
Commercial mortgage-backed securities	52,061	-	52,061	-
Other debt securities	39,532	-	38,902	630
Other equity securities	2,975	2,975	-	-
	$448,204	$2,975	$444,599	$630

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	December 31, 2012	December 31, 2011
Beginning balance	$630	$748
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2)	(2)
Included in other comprehensive income	20	(62)
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(51)	(54)
Ending balance	$597	$630

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$-	$-

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2012 and 2011 are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$25,841	$-	$-	$25,841
Other real estate owned	4,241	-	-	4,241
	$30,082	$-	$-	$30,082

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$17,587	$-	$-	$17,587
Other real estate owned	7,405	-	-	7,405
	$24,992	$-	$-	$24,992

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $25.8 million through the establishment of specific reserves and other writedowns of $7.1 million or by recording charge-offs. Included in the impaired balance at December 31, 2012 were troubled debt restructured loans with a balance of $7.0 million with a specific reserve of $2.9 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

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

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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
	(dollars in thousands)
As of December 31, 2012
Total capital
(to risk-weighted assets)
Company	$357,887	17.64%	$162,306	>=8.00	N/A	N/A
Bank	266,062	13.16%	161,739	8	202,174	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	332,432	16.39%	$81,153	>=4.00	N/A	N/A
Bank	240,694	11.91%	80,870	4	121,304	>= 6.00%

Tier I capital
(to average assets)
Company	332,432	10.00%	$132,938	>=4.00	N/A	N/A
Bank	240,694	7.25%	132,813	4	166,016	>= 5.00%

As of December 31, 2011
Total capital
(to risk-weighted assets)
Company	$286,067	15.89%	$144,009	>=8.00	N/A	N/A
Bank	208,229	11.60%	143,610	8.00	179,513	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	263,478	14.64%	72,005	>=4.00	N/A	N/A
Bank	185,702	10.34%	71,805	4.00	107,708	>= 6.00%

Tier I capital
(to average assets)
Company	263,478	8.69%	121,322	>=4.00	N/A	N/A
Bank	185,702	6.13%	121,191	4.00	151,489	>= 5.00%
As of December 31, 2012, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. In 2012 the Company paid a $172,000 civil money penalty as part of an administrative agreement with the FDIC which also requires additional quarterly reporting on the part of the Bank to the FDIC.

Note S – Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company, which in the opinion of management reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2012	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$23,882	$23,948	$24,359	$24,666
Net interest income	20,916	20,881	21,561	22,086
Provision for loan and lease losses	5,220	4,287	5,540	7,391
Non-interest income	12,290	10,449	11,233	15,626
Non-interest expense	21,787	21,039	21,898	23,462
Income tax expense	2,227	2,150	1,795	1,622
Net income available to common shareholders	3,972	3,854	3,561	5,237
Net income per share - basic (1)	0.12	0.12	0.11	0.15
Net income per share - diluted (1)	0.12	0.12	0.11	0.15

	Three months ended
2011	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$21,037	$21,384	$22,690	$23,331
Net interest income	18,198	18,257	19,595	20,356
Provision for loan and lease losses	4,672	6,963	5,019	4,844
Non-interest income	7,683	7,787	6,673	8,382
Non-interest expense	17,090	18,132	17,758	19,224
Income tax expense	1,431	289	1,209	1,382
Net income available to common shareholders	2,688	660	2,282	3,288
Net income per share - basic (1)	0.10	0.02	0.07	0.10
Net income per share - diluted (1)	0.10	0.02	0.07	0.10

(1)	May not equal annual amounts due to rounding,

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
Assets
Cash and due from banks	$84,261	$73,291
Equity investments	-	2,975
Investment in bank subsidiaries	259,217	206,703
Other assets	6,691	1,949
Total assets	$350,169	$284,918

Liabilities and stockholders' equity
Other liabilities	$91	$38
Subordinated debentures	13,401	13,401
Stockholders' equity	336,677	271,479
Total liabilities and stockholders' equity	$350,169	$284,918

Condensed Statements of Operations

	Years ended
	December 31,
	2012	2011	2010
	(in thousands)
Income
Other income	$23,802	$18,239	$13,841
Total income	23,802	18,239	13,841

Expense
Interest on subordinated debentures	869	863	864
Interest on notes payable	-	-	-
Non-interest expense	24,563	18,769	14,321
Total expense	25,432	19,632	15,185
Equity in undistributed income of subsidiaries	17,436	9,824	6,136
Income before tax benefit	15,806	8,431	4,792
Income tax (benefit)	(818)	(487)	(430)
Net income	16,624	8,918	5,222
Less preferred dividends and accretion	-	-	(6,242)
Income allocated to Series A preferred shareholders	-	-	-
Net income available to common shareholders	$16,624	$8,918	$(1,020)

Condensed Statements of Cash Flows

	Years ended
	December 31,
	2012	2011	2010
	(in thousands)
Operating activities
Net income	$16,624	$8,918	$5,222
(Increase) decrease in other assets	(1,749)	1,407	(554)
Increase (decrease) in other liabilities	53	8	(296)
Stock based compensation expense	2,595	1,800	590
Equity in undistributed income of subsidiaries	(17,436)	(9,824)	(6,136)
Net cash used in (provided by) operating activities	87	2,309	(1,174)

Investing activities
Purchase of equity security	-	(3,000)	-
Contribution to subsidiary	(31,283)	-	-
Net cash used in investing activities	(31,283)	(3,000)	-

Financing activities
Dividends on preferred stock	-	-	(433)
Redemption of series B preferred stock	-	-	(45,220)
Repurchase of warrants	-	-	(4,754)
Proceeds from the issuance of common stock	41,713	54,501	-
Proceeds from the exercise of common stock options	454	-	-
Purchase of treasury stock	-	(866)	-
Net cash provided by (used in) by financing activities	42,167	53,635	(50,407)
Net increase (decrease) in cash and cash equivalents	10,971	52,944	(51,581)
Cash and cash equivalents, beginning of year	73,291	20,347	71,928
Cash and cash equivalents, end of year	$84,261	$73,291	$20,347

Note U – Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. The Company entered into three interest rate swap agreements with an aggregate notional amount of $8.6 million which were outstanding at December 31, 2012. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded income on various derivative instruments of $45,000 for the year ended December 31, 2012.  It recorded expense of $171,000 for the year ended December 31, 2012 on its other derivatives.  The amount payable by the Company under these swap agreements was $37,000 at December 31, 2012.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2012 are summarized below (in thousands):

	December 31, 2012
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
October 22, 2022	$1,800	1.81%	0.31%	$(5)
December 3, 2022	3,200	1.69%	0.31%	33
January 2, 2023	3,600	1.76%	0.31%	17
Total	$8,600			$45

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.  This report follows under the heading “Report of Independent Registered Public Accounting Firm”.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

Philadelphia, Pennsylvania
March 18, 2013

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2013 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2013 Proxy Statement to be filed is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	( c)
1999 Omnibus plan	760,250	$11.17	90,500
2003 Omnibus plan	527,993	$10.87	0
2005 Omnibus plan	826,250	$10.32	96,875
Stock option and equity plan of 2011	931,000	$7.94	464,000
Total	3,045,493	$9.90	651,375

* All plans authorized have been approved by shareholders.

Additional information included in the 2013 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2013 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2013 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2012 and 2011
Consolidated Statement of Operations for the three years ended December 31, 2012
Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2012
Consolidated Statement of Cash Flows for the three years ended December 31, 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Amendment No.1 to Bylaws (7)

4.1	Specimen stock certificate(1)

10.1	1999 Stock Option Plan (the “1999 SOP”)(2)

10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(2)

10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(2)

10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(3)

10.5	Form of Grant of Non-qualified Stock Option under the 2005 Plan(4)

10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(4)

10.7	Form of Stock Unit Award Agreement under the 2005 Plan(5)

10.8	Employee and Non-employee Director Non-cash Compensation Plan(1)

10.9	Stock Option and Equity Plan of 2011(6)

10.10	Form of Grant of Stock Option under the 2011 Plan (6)

10.11	Form of Restricted Stock Unit Award Agreement (8)

12.1	Ratio of earnings to fixed changes

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(6) (7) (8)
Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011.
Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 18, 2013	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen BETSY Z. COHEN	Chief Executive Officer and Director (principal executive officer)	March 18, 2013

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 18, 2013

/s/ Daniel G. Cohen DANIEL G. COHEN	Director	March 18, 2013

/s/ Walter T. Beach WALTER T. BEACH	Director	March 18, 2013

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	March 18, 2013

/s/ Matthew Cohn MATTHEW COHN	Director	March 18, 2013

/s/ William H. Lamb WILLIAM H. LAMB	Director	March 18, 2013

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	March 18, 2013

/s/ Linda Schaeffer LINDA SCHAEFFER	Director	March 18, 2013

/s/ Paul Frenkiel PAUL FRENKIEL	Executive Vice President of Strategy, Chief Financial Officer and Secretary (principal accounting officer)	March 18, 2013