Form 10-Q
period 2013-03-31
Bancorp, Inc.
filed 2013-05-10
CIK 1295401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2013

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

As of May  2, 2013 there were 37,333,594 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$14,108	$19,981
Interest earning deposits at Federal Reserve Bank	1,102,217	948,111
Securities purchased under agreements to resell	22,831	-
Total cash and cash equivalents	1,139,156	968,092

Investment securities, available-for-sale, at fair value	898,653	718,065
Investment securities, held-to-maturity (fair value $40,999 and $41,008, respectively)	45,064	45,179
Federal Home Loan and Atlantic Central Bankers Bank stock	3,094	3,621
Commercial loans held for sale	28,402	11,341
Loans, net of deferred loan costs	1,968,890	1,902,854
Allowance for loan and lease losses	(34,883)	(33,040)
Loans, net	1,934,007	1,869,814
Premises and equipment, net	10,965	10,368
Accrued interest receivable	11,521	9,857
Intangible assets, net	6,753	7,004
Other real estate owned	4,543	4,241
Deferred tax asset, net	23,055	22,789
Other assets	26,882	29,288
Total assets	$4,132,095	$3,699,659

LIABILITIES
Deposits
Demand and interest checking	$3,197,039	$2,775,207
Savings and money market	495,001	517,098
Time deposits	12,602	12,582
Time deposits, $100,000 and over	8,343	8,334
Total deposits	3,712,985	3,313,221

Securities sold under agreements to repurchase	16,672	18,548
Accrued interest payable	95	103
Subordinated debenture	13,401	13,401
Other liabilities	42,866	17,709
Total liabilities	3,786,019	3,362,982

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,433,594 and 37,246,655
shares issued at March 31, 2013 and December 31, 2012, respectively	37,434	37,247
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	285,009	282,708
Retained earnings	14,753	7,347
Accumulated other comprehensive income	9,746	10,241
Total shareholders' equity	346,076	336,677

Total liabilities and shareholders' equity	$4,132,095	$3,699,659

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2013	2012
	(in thousands, except per share data)
Interest income
Loans, including fees	$20,322	$18,946
Interest on investment securities:
Taxable interest	3,487	3,190
Tax-exempt interest	725	693
Federal funds sold/securities purchased under agreement to resell	24	-
Interest bearing deposits	838	1,053
	25,396	23,882
Interest expense
Deposits	2,498	2,722
Securities sold under agreements to repurchase	14	27
Subordinated debenture	200	217
	2,712	2,966
Net interest income	22,684	20,916
Provision for loan and lease losses	5,500	5,220
Net interest income after provision for loan and lease losses	17,184	15,696

Non-interest income
Service fees on deposit accounts	1,060	737
Merchant credit card processing and ACH fees	867	673
Prepaid card fees	11,974	9,046
Gain on sales of investment securities	267	-
Other than temporary impairment on securities held-to-maturity (1)	(20)	-
Leasing income	587	950
Debit card income	196	156
Affinity fees	856	603
Gain on sales of loans	2,178	-
Other	1,167	125
Total non-interest income	19,132	12,290

Non-interest expense
Salaries and employee benefits	12,289	9,616
Depreciation and amortization	796	644
Rent and related occupancy cost	881	797
Data processing expense	2,607	2,643
Printing and supplies	432	456
Audit expense	311	302
Legal expense	619	536
Amortization of intangible assets	250	250
Losses on sale and write downs on other real estate owned	251	1,451
FDIC insurance	976	934
Software	809	567
Other real estate owned expense	110	159
Other	4,148	3,432
Total non-interest expense	24,479	21,787
Income before income tax	11,837	6,199
Income tax provision	4,431	2,227
Net income	$7,406	$3,972
Net income per share - basic	$0.20	$0.12
Net income per share - diluted	$0.20	$0.12

(1) Other than temporary impairment was due to credit loss and therefore did not include amounts due to market conditions.

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2013	2012
	(in thousands)
Net income	$7,406	$3,972
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	(503)	3,248
Reclassification adjustments for gains included in income	(267)	-
Amortization of losses previously held as available-for-sale	8	3
Net unrealized gain/(loss) on investment securities	(762)	3,251

Deferred tax expense
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	(176)	1,137
Reclassification adjustments for gains included in income	(94)	-
Amortization of losses previously held as available-for-sale	3	1
Income tax expense related to items of other comprehensive income	(267)	1,138

Other comprehensive income(loss), net of tax and reclassifications into net income	(495)	2,113
Comprehensive income	$6,911	$6,085

The accompanying notes are an integral part of this statement.

THE BANCORP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2013
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2013	37,246,655	$37,247	$(866)	$282,708	$7,347	$10,241	$336,677
Net income					7,406		7,406
Issuance of common stock	175,790	176	-	1,453	-	-	1,629
Common stock issued from option exercises,
net of tax benefits	11,149	11	-	103	-	-	114
Stock-based compensation	-	-	-	745	-	-	745
Other comprehensive loss, net of
reclassification adjustments and tax	-	-	-	-	-	(495)	(495)

Balance at March 31, 2013	37,433,594	$37,434	$(866)	$285,009	$14,753	$9,746	$346,076

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended
	March 31,
	2013	2012
Operating activities
Net income	$7,406	$3,972
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,327	1,056
Provision for loan and lease losses	5,500	5,220
Net amortization of investment securities discounts/premiums	823	124
Stock-based compensation expense	745	630
Loans originated for resale	(28,402)	-
Sale of loans originated for resale	13,519	-
Gain on sales of loans originated for resale	(2,178)	-
Other than temporary impairment on securities held-to-maturity	20	-
Losses on sale and write downs on other real estate owned	251	1,451
Gain on sales of investment securities	(267)	-
Increase in accrued interest receivable	(1,664)	(556)
(Decrease) increase in interest payable	(8)	6
Decrease (increase) in other assets	2,133	(2,137)
Increase in other liabilities	2,630	2,550
Net cash provided by operating activities	1,835	12,316

Investing activities
Purchase of investment securities available-for-sale	(228,054)	(50,401)
Proceeds from sale of investment securities available-for-sale	9,356	-
Proceeds from redemptions and prepayments of securities available-for-sale	59,942	20,504
Proceeds from sale of other real estate owned	694	118
Net increase in loans	(70,940)	(9,217)
Proceeds from sale of fixed assets	-	69
Purchases of premises and equipment	(1,392)	(869)
Net cash used in investing activities	(230,394)	(39,796)

Financing activities
Net increase in deposits	399,764	1,091,327
Net decrease in securities sold under agreements to repurchase	(1,876)	(7,271)
Proceeds from issuance of common stock	1,629	-
Proceeds from the exercise of options	114	39
Excess tax benefit from share-based payment arrangements	(8)	(2)
Net cash provided by financing activities	399,623	1,084,093

Net increase in cash and cash equivalents	171,064	1,056,613

Cash and cash equivalents, beginning of period	968,092	749,174

Cash and cash equivalents, end of period	$1,139,156	$1,805,787

Supplemental disclosure:
Interest paid	$2,720	$2,960
Taxes paid	$2,244	$422
Transfers of loans to other real estate owned	$1,247	$1,890

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARY
NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company with a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and other banking services nationally, which include prepaid debit cards, health savings accounts, wealth management and private label banking. In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers prepaid card issuing services.  The principal medium for the delivery of the Company’s banking services is the Internet.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K report). The results of operations for the three month period ended March 31, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with FASB ASC Topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC Topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2013, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 20, 2013, incorporated therein by reference.

The Company granted 215,000 common stock options in the first quarter of 2013, 35,000 with a vesting period of one year and 180,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85. During the first quarter of 2012, the Company granted 500,000 stock options, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06. There were 11,149 common stock options exercised for the three month period ended March 31, 2013 and 5,000 common stock options exercised for the three month period ended March 31, 2012.  The total intrinsic value of the options exercised during the three months ended March 31, 2013 and 2012 was $31,000 and $5,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31
	2013	2012
Risk-free interest rate	1.86%	1.97%
Expected dividend yield	-	-
Expected volatility	55.65%	72.90%
Expected lives (years)	4.19	4.83

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC Ttopic 718, Stock Based Compensation, stock based compensation expense for the three month period ended March 31, 2013 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensations plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value

Outstanding at January 1, 2013	3,045,493	$9.90	-	$-
Granted	215,000	10.45	-	-
Exercised	(11,149)	10.27	-	-
Expired	-	-	-	-
Forfeited	(1,000)	15.94	-	-
Outstanding at March 31, 2013	3,248,344	$9.94	6.01	$-
Exercisable at March 31, 2013	1,872,594	$10.91	4.29	$6,198,315

The Company granted 197,500 restricted stock units with a vesting period of four years at a fair value of $10.45 in the first quarter of 2013.  There were no restricted stock units granted in 2012.

A summary of the status of the Company’s restricted stock units is presented below.

Average
remaining
		Weighted-	vesting
		Average	period
	Shares	Price	(years)
Outstanding at January 1, 2013
Granted	197,500	$10.45	4.0
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at March 31, 2013	197,500	$10.45	3.8

As of March 31, 2013, there was a total of $7.5 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 2.4 years.  Related compensation expense for the three months ended March 31, 2013 and 2012 was $745,000 and $630,000 respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$7,406	37,291,820	$0.20
Effect of dilutive securities
Common stock options	-	480,302	-
Diluted earnings per share
Net income available to common shareholders	$7,406	37,772,122	$0.20

Stock options for 690,750 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at March 31, 2013 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the three months ended
	March 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$3,972	33,097,325	$0.12
Effect of dilutive securities
Common stock options	-	9,712	-
Diluted earnings per share
Net income available to common shareholders	$3,972	33,107,037	$0.12

Stock options for 1,604,115 shares exercisable at prices between $10.00 and $25.43 per share, were outstanding at March 31, 2012 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

Available-for-sale	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$11,816	$236	$-	$12,052
Federally insured student loan securities	151,663	1,575	(195)	153,043
Tax-exempt obligations of states and political subdivisions	183,090	4,492	(128)	187,454
Taxable obligations of states and political subdivisions	54,450	3,182	(28)	57,604
Residential mortgage-backed securities	289,750	3,255	(759)	292,246
Commercial mortgage-backed securities	94,253	4,239	(105)	98,387
Other debt securities	97,486	712	(331)	97,867
	$882,508	$17,691	$(1,546)	$898,653

Held-to-maturity	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$18,986	$263	$(4,221)	$15,028
Other debt securities - pooled	26,078	38	(145)	25,971
	$45,064	$301	$(4,366)	$40,999

Available-for-sale	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
U.S. Government agency securities	$7,255	$245	$-	$7,500
Federally insured student loan securities	142,851	1,002	(83)	143,770
Tax-exempt obligations of states and political subdivisions	112,393	5,314	(2)	117,705
Taxable obligations of states and political subdivisions	38,291	3,118	(21)	41,388
Residential mortgage-backed securities	275,197	3,389	(779)	277,807
Commercial mortgage-backed securities	92,765	4,298	(32)	97,031
Corporate and other debt securities	32,399	769	(304)	32,864
	$701,151	$18,135	$(1,221)	$718,065

Held-to-maturity	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	cost	Gains	Losses	value
Corporate and other debt securities:
Single issuers	$18,980	$218	$(4,241)	$14,957
Pooled	26,199	36	(184)	26,051
	$45,179	$254	$(4,425)	$41,008

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.1 million at March 31, 2013 and $3.6 million at December 31, 2012.

The amortized cost and fair value of the Company’s investment securities at March 31, 2013, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$73,458	$73,459	$-	$-
Due after one year through five years	299,775	305,698	-	-
Due after five years through ten years	56,723	57,861	8,223	8,018
Due after ten years	452,552	461,635	36,841	32,981
	$882,508	$898,653	$45,064	$40,999

At March 31, 2013 and December 31, 2012, investment securities with a book value of approximately $31.6 million and $34.3 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by the third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges of $20,000 on one trust preferred pooled security in the first three months of 2013. The Company did not recognize other-than-temporary impairment charge in the first three months of 2012.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2013 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	6	$42,853	$(195)	$-	$-	$42,853	$(195)
Tax-exempt obligations of states and
political subdivisions	65	52,622	(128)	-	-	52,622	(128)
Taxable obligations of states and
political subdivisions	6	9,518	(21)	3,026	(7)	12,544	(28)
Residential mortgage-backed securities	22	127,707	(705)	2,258	(54)	129,965	(759)
Commercial mortgage-backed securities	6	8,565	(88)	18,576	(17)	27,141	(105)
Corporate and other debt securities	55	49,155	(98)	7,506	(233)	56,661	(331)
Total temporarily impaired
investment securities	160	$290,420	$(1,235)	$31,366	$(311)	$321,786	$(1,546)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities: Single issuers	2	$-	$-	$7,874	$(4,221)	$7,874	$(4,221)
Pooled	1	-	-	529	(145)	529	(145)
Total temporarily impaired
investment securities	3	$-	$-	$8,403	$(4,366)	$8,403	$(4,366)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2012 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	5	$33,615	$(83)	$-	$-	$33,615	$(83)
Tax-exempt obligations of states and
political subdivisions	4	4,511	(2)	-	-	4,511	(2)
Taxable obligations of states and
political subdivisions	6	2,357	(11)	4,529	(10)	6,886	(21)
Residential mortgage-backed securities	17	107,926	(779)	-	-	107,926	(779)
Commercial mortgage-backed securities	2	5,447	(32)	-	-	5,447	(32)
Corporate and other debt securities	4	1,485	(15)	8,623	(289)	10,108	(304)
Total temporarily impaired
investment securities	38	$155,341	$(922)	$13,152	$(299)	$168,493	$(1,221)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities: Single issuers	2	$-	$-	$7,850	$(4,241)	$7,850	$(4,241)
Pooled	1	-	-	593	(184)	593	(184)
Total temporarily impaired
investment securities	3	$-	$-	$8,443	$(4,425)	$8,443	$(4,425)

Securities in the held-to-maturity classification at March 31, 2013 consisted of one security collateralized by a diversified portfolio of corporate securities, one corporate senior note, three single issuer trust preferred securities and two pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by different insurance companies. The two pooled trust preferred securities totaled $1.1 million and were collateralized by bank trust preferred securities.  The book value for the security collateralized by the diversified portfolio of corporate securities is $25.0 million and for the senior note it is $5.0 million.

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

Note 6. Loans

At March 31, 2013 the Company had $28.4 million of commercial mortgage loans held for sale, which were originated for sale to institutions which issue commercial mortgaged backed securities.  The Company has elected  fair value treatment for these loans and during the first quarter of 2013, the Company recognized a related fair value gain of $567,000.  In the first quarter of 2013 the Company recognized $1.6 million in gains related to the sale of commercial mortgage loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Commercial	$477,690	$470,109
Commercial mortgage *	673,916	617,069
Construction	263,579	258,684
Total commercial loans	1,415,185	1,345,862
Direct lease financing	157,508	156,697
Residential mortgage	94,238	97,717
Consumer loans and others	296,370	296,915
	1,963,301	1,897,191
Unamortized loan costs	5,589	5,663
Total loans, net of deferred loan costs	$1,968,890	$1,902,854

Supplemental loan data:
Construction 1-4 family	$65,669	$60,343
Commercial construction, acquisition and development	197,910	198,341
	$263,579	$258,684

* At Mach 31, 2013, our owner occupied loans amounted to $198.8 million, or 29.5% of commercial mortgages as compared to $172.5 million, or 28.0% at December 31, 2012.

The Company has identified fifty-two loans as impaired, where it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The balance of these impaired loans was $34.1 million at March 31, 2013, of which $19.8 million had a specific reserve of $7.8 million. The remaining $14.3 million of impaired loans did not have a reserve. Included within the impaired loans at March 31, 2013 are eight troubled debt restructured loans with a balance of $5.9 million with a total specific reserve of $1.8 million.  The Company recognizes income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans.  The Company did not recognize interest income on impaired loans in the first quarter ended March 31, 2013 and 2012, respectively.

The following table provides information about impaired loans at March 31, 2013 and December 31, 2012 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2013
Without an allowance recorded
Construction	$1,407	$2,745	$-	$1,532	$-
Commercial mortgage	5,974	8,170	-	5,278	-
Commercial	5,991	7,117	-	5,173	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	-	-
With an allowance recorded
Construction	1,338	1,473	612	2,248	-
Commercial mortgage	8,085	8,085	2,645	6,446	-
Commercial	10,251	12,479	4,470	8,258	-
Consumer - home equity	-	-	-	-	-
Residential	90	90	69	90	-
Total
Construction	$2,745	$4,218	$612	$3,780	$-
Commercial mortgage	$14,059	$16,255	$2,645	$11,724	$-
Commercial	$16,242	$19,596	$4,470	$13,431	$-
Consumer - home equity	$927	$927	$-	$927	$-
Residential	$90	$90	$69	$90	$-

December 31, 2012
Without an allowance recorded
Construction	$1,656	$5,054	$-	$1,060	$-
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$4,814	$9,201	$1,273	$7,710	$-
Commercial mortgage	$9,389	$11,536	$1,706	$6,796	$-
Commercial	$10,620	$12,548	$4,069	$8,056	$-
Consumer - home equity	$927	$927	$-	$992	$-
Residential	$91	$91	$69	$309	$-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2013, March 31, 2012, or December 31, 2012):

	March 31,	March 31,	December 31,
	2013	2012	2012
	(in thousands)

Non-accrual loans
Construction	$2,745	$10,375	$4,538
Commercial mortgage	14,059	3,609	9,175
Commercial	16,242	6,018	10,459
Consumer	927	927	927
Residential	90	-	91
Total non-accrual loans	34,063	20,929	25,190

Loans past due 90 days or more	1,291	3,914	4,435
Total non-performing loans	35,354	24,843	29,625
Other real estate owned	4,543	7,726	4,241
Total non-performing assets	$39,897	$32,569	$33,866

The Company’s loans that were modified as of March 31, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	2	$1,287	$1,287	2	$2,416	$2,416
Commercial mortgage	3	3,119	3,119	3	3,144	3,144
Construction	3	1,469	1,469	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	8	$5,875	$5,875	8	$7,039	$7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  March 31, 2013 and  December 31, 2012  (dollars in thousands):

	March 31, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$1,127	$160	$-	$2,255	$161
Commercial mortgage	703	214	2,202	714	214	2,216
Construction	-	1,469	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$703	$2,810	$2,362	$714	$3,948	$2,377

The following table summarizes as of March 31, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	Number	Pre-modification recorded investment
Commercial	1	$161
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	1	$161

As of March 31, 2013 and December 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2013
Beginning balance	$12,244	$6,223	$9,505	$2,089	$1,799	$239	$941	$33,040
Charge-offs	(1,561)	(512)	(1,608)	-	(54)	-		(3,735)
Recoveries	31	4	-	-	43			78
Provision	2,484	2,550	1,293	193	(437)	(6)	(577)	5,500
Ending balance	$13,198	$8,265	$9,190	$2,282	$1,351	$233	$364	$34,883

Ending balance: Individually evaluated for impairment	$4,470	$2,645	$612	$69	$-	$-	$-	$7,796

Ending balance: Collectively evaluated for impairment	$8,728	$5,620	$8,578	$2,213	$1,351	$233	$364	$27,087

Loans:
Ending balance	$477,690	$673,916	$263,579	$94,238	$296,370	$157,508	$5,589	$1,968,890

Ending balance: Individually evaluated for impairment	$16,242	$14,059	$2,745	$90	$927	$-	$-	$34,063

Ending balance: Collectively evaluated for impairment	$461,448	$659,857	$260,834	$94,148	$295,443	$157,508	$5,589	$1,934,827

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$12,244	$6,223	$9,505	$2,089	$1,799	$239	$941	$33,040

Ending balance: Individually evaluated for impairment	$4,069	$1,706	$1,273	$69	$-	$-	$-	$7,117

Ending balance: Collectively evaluated for impairment	$8,175	$4,517	$8,232	$2,020	$1,799	$239	$941	$25,923

Loans:
Ending balance	$470,109	$617,069	$258,684	$97,717	$296,915	$156,697	$5,663	$1,902,854

Ending balance: Individually evaluated for impairment	$10,620	$9,389	$4,814	$91	$927	$-	$-	$25,841

Ending balance: Collectively evaluated for impairment	$459,489	$607,680	$253,870	$97,626	$295,988	$156,697	$5,663	$1,877,013

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2012
Beginning balance	$10,214	$9,274	$5,352	$2,090	$1,346	$254	$1,038	$29,568
Charge-offs	(1,457)	(991)	(702)	-	(172)	(86)	-	(3,408)
Recoveries	35	1	1	83	-	-	-	120
Provision	1,342	698	4,007	(248)	50	52	(681)	5,220
Ending balance	$10,134	$8,982	$8,658	$1,925	$1,224	$220	$357	$31,500

Ending balance: Individually evaluated for impairment	$2,376	$1,133	$5,259	$-	$-	$-	$-	$8,768

Ending balance: Collectively evaluated for impairment	$7,758	$7,849	$3,399	$1,925	$1,224	$220	$357	$22,732

Loans:
Ending balance	$445,912	$617,871	$248,232	$94,438	$208,584	$130,321	$3,509	$1,748,867

Ending balance: Individually evaluated for impairment	$6,018	$3,823	$10,651	$-	$927	$-	$-	$21,419

Ending balance: Collectively evaluated for impairment	$439,894	$614,048	$237,581	$94,438	$207,657	$130,321	$3,509	$1,727,448

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2013 or December 31, 2012.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$570	$-	$-	$16,242	$16,812	$460,878	$477,690
Commercial mortgage	-	681	-	14,059	14,740	659,176	673,916
Construction	1,069	-	-	2,745	3,814	259,765	263,579
Direct lease financing	1,338	93	116	-	1,547	155,961	157,508
Consumer - other	519	-	-	927	1,446	250,647	252,093
Consumer - home equity	-	-	-	-	-	44,277	44,277
Residential mortgage	-	-	1,175	90	1,265	92,973	94,238
Unamortized costs	-	-	-	-	-	5,589	5,589
	$3,496	$774	$1,291	$34,063	$39,624	$1,929,266	$1,968,890

December 31, 2012
Commercial	$-	$5,750	$1,350	$10,459	$17,559	$452,550	$470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$3,080	$8,498	$4,435	$25,190	$41,203	$1,861,651	$1,902,854

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Risk Rating
Pass	$315,766	$335,563	$245,914	$247,214	$480,489	$489,615	$28,039	$28,495
Special Mention	1,031	6,788	-	-	21,450	23,200	-	1,175
Substandard	17,095	12,252	3,480	5,205	14,811	9,704	1,175	-
Doubtful	-	-	334	-	-	-	90	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	33,666	17,614	10,511	2,301	80,472	18,286	1,891	236
Unrated not subject to review *	110,132	97,892	3,340	3,964	76,694	76,264	63,043	67,720
Total	$477,690	$470,109	$263,579	$258,684	$673,916	$617,069	$94,238	$97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Risk Rating
Pass	$91,510	$89,128	$57,813	$52,241	$-	$-	$1,219,531	$1,242,256
Special Mention	-	99	-	-	-	-	22,481	31,262
Substandard	3,724	3,626	42	69	-	-	40,327	30,856
Doubtful	-	-	-	-	-	-	424	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	2,476	4,593	-	3,337	-	-	129,016	46,367
Unrated not subject to review *	198,660	199,469	99,653	101,050	5,589	5,663	557,111	552,022
Total	$296,370	$296,915	$157,508	$156,697	$5,589	$5,663	$1,968,890	$1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 65% at March 31, 2013 and approximately 69% at December 31, 2012. This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed. All classified loans are continuously reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The husband of a director of the Company serves as the Chairman, Chief Executive Officer and President of RAIT.  RAIT paid the Company approximately $76,000 and $75,000, for the three months ended March 31, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The Chairman of the Board of Resource America, Inc is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $26,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The company pays only its proportionate share of the lease rate, to a lessor which is an independent unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense for the three months ended March 31, 2013 was $26,000 and $0 for the three months ended March 31, 2012.

The Bank maintains deposits for various affiliated companies totaling approximately $46.0 million and $88.8 million as of March 31, 2013 and December 31, 2012, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2013, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At March 31, 2013, loans to these related parties amounted to $43.7 million as compared to $31.4 million at December 31, 2012.

The Bank participated in a line of credit in the ordinary course of business that was originated by RAIT in 2008.  The Bank’s participation loan has never been delinquent and amounted to $22.1 million at March 31, 2013.  The Bank has a senior position on the loan.

The Company executed security transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest and also serves as Chairman.  For the three months ended March 31, 2013 an $11.3 million security rated AAA by at least one rating agency was purchased from that firm at market, the market price having been confirmed by an independent security advisor.  The security purchased was a residential mortgage-backed security.  The Company did not pay a separate fee or commission to PrinceRidge. The Company does not have information as to PrinceRidge’s actual profits or losses. All of the purchased securities were classified as available for sale.  From time to time, the Company may also purchase securities under agreements to resell through PrinceRidge.  The securities consisted exclusively of G.N.M.A certificates which are full faith and credit obligations of the United States Government.  The largest amount of such purchases outstanding during the three months ended March 31, 2013 was $12.4 million, issued at competitive rates.  All terms were met as agreed. The outstanding balance at March 31, 2013 was $12.4 million.

 Note 8. Fair Value Measurements

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the FASB ASC Topic 820, Fair Value Measurements and Disclosures, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.14 billion and $968.1 million as of March 31, 2013 and December 31, 2012, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimated methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at March 31, 2013 and December 31, 2012 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at March 31, 2013, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	March 31, 2013
			Quoted prices in active	Significant other	Significant
			markets for identical	observable	unobservable
	Carrying	Estimated	assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$1,139,156	$1,139,156	$1,139,156	$-	$-
Investment securities available-for-sale	898,653	898,653	-	898,066	587
Investment securities held-to-maturity	45,064	40,999	-	-	40,999
Federal Home Loan and Atlantic Central Bankers Bank stock	3,094	3,094	3,094	-	-
Commercial loans held for sale	28,402	28,402	-	-	28,402
Loans, net	1,968,890	1,967,157	-	-	1,967,157
Demand and interest checking	3,197,039	3,197,039	3,197,039	-	-
Savings and money market	495,001	495,001	495,001	-	-
Time deposits	20,945	20,988	-	-	20,988
Subordinated debenture	13,401	7,933	-	-	7,933
Securities sold under agreements to repurchase	16,672	16,672	16,672	-	-
Accrued interest payable	95	95	95	-	-

	December 31, 2012
			Quoted prices in active	Significant other	Significant
			markets for identical	observable	unobservable
	Carrying	Estimated	assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$968,092	$968,092	$968,092	$-	$-
Investment securities available-for-sale	718,065	718,065	-	717,468	597
Investment securities held-to-maturity	45,179	41,008	-	-	41,008
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	3,621	3,621	-	-
Commercial loans held for sale	11,341	11,341	-	-	11,341
Loans, net	1,902,854	1,900,191	-	-	1,900,191
Demand and interest checking	2,775,207	2,775,207	2,775,207	-	-
Savings and money market	517,098	517,098	517,098	-	-
Time deposits	20,916	20,985	-	-	20,985
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	18,548	18,548	18,548	-	-
Accrued interest payable	103	103	103	-	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$12,052	$-	$12,052	$-
Federally insured student loan securities	153,043	-	153,043	-
Obligations of states and political subdivisions	245,058	-	245,058	-
Residential mortgage-backed securities	292,246	-	292,246	-
Commercial mortgage-backed securities	98,387	-	98,387	-
Other debt securities	97,867	-	97,280	587
	$898,653	$-	$898,066	$587

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investment
U.S. Government agency securities	$7,500	$-	$7,500	$-
Federally insured student loan securities	143,770	-	143,770	-
Obligations of states and political subdivisions	159,093	-	159,093	-
Residential mortgage-backed securities	277,807	-	277,807	-
Commercial mortgage-backed securities	97,031	-	97,031	-
Other debt securities	32,864	-	32,267	597
	$718,065	$-	$717,468	$597

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
	Available-for-sale
	securities
	March 31, 2013	December 31, 2012
Beginning balance	$597	$630
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(1)	(2)
Included in other comprehensive income	6	20
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales
Settlements	(15)	(51)
Ending balance	$587	$597

The other debt securities included in level 3 at March 31, 2013 and December 31, 2012 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$34,063	$-	$-	$34,063
Other real estate owned	4,543	-	-	4,543
	$38,606	$-	$-	$38,606

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$25,841	$-	$-	$25,841
Other real estate owned	4,241	-	-	4,241
	$30,082	$-	$-	$30,082

At March 31, 2013, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $34.1 million through specific reserves and other write downs of $7.8 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at March 31, 2013 were troubled debt restructured loans with a balance of $5.9 million which have specific reserves of $1.8 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. The Company entered into three interest rate swap agreements with an aggregate notional amount of $22.0 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).    The Company recorded income of $115,000 for the three months ended March 31, 2013 to recognize fair value on derivative instruments.  The amount payable by the Company under these swap agreements was $217,000 at March 31, 2013.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2013 are summarized below (in thousands):

	March 31, 2013
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
February 26, 2023	$11,500	2.05%	0.28%	$(79)
March 14, 2023	7,800	2.11%	0.28%	(95)
March 25, 2023	2,700	2.05%	0.29%	(16)
Total	$22,000			$(190)

Note 10. Subsequent Events

The Company evaluated its March 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

 Note 11. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards (“IFRS”). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The adoption had no material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. Companies were required to apply these amendments prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption had no material impact on its financial position or results of operations.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Nationally, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our private label banking, merchant processing, healthcare accounts and prepaid card programs are a source of fee income and low-cost deposits.  In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers prepaid card issuing services.

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

Results of Operations

First quarter 2013 to first quarter 2012

Net Income:  Net income for the first quarter of 2013 was $7.4 million, compared to $4.0 million for the first quarter of 2012. The $3.4 million, or 86.5% increase, reflected a $1.8 million increase in net interest income and a $6.6 million increase in non-interest income (excluding security gains) which were partially offset by a $2.7 million increase in non-interest expense.  Non-interest income (excluding security gains) increased to $18.9 million in first quarter 2013 from $12.3 million in first quarter 2012, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain health savings accounts.  Net interest income increased to $22.7 million from $20.9 million primarily as a result of higher loan and investment security interest.  The provision for loan and lease losses increased $280,000 to $5.5 million in first quarter 2013, compared to $5.2 million in first quarter 2012.  Diluted earnings per share were $0.20 in first quarter 2013 compared to $0.12 in the first quarter of 2012.  Return on average assets was 0.72% and return on average equity was 8.83% for the first quarter of 2013, as compared to 0.39% and 5.84%, respectively, for the first quarter of 2012.

Net Interest Income:  Our net interest income for first quarter 2013 increased to $22.7  million, an increase of $1.8 million or 8.5% from $20.9 million in first quarter 2012. Our interest income for first quarter 2013 increased to $25.4 million, an increase of $1.5 million or 6.3% from $23.9 million for first quarter 2012.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been trending higher to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $1.94 billion for first quarter 2013 from $1.74 billion for first quarter 2012, while related interest income increased $1.4 million.  Our average investment securities increased to $808.9 million for first quarter 2013 from $466.3 million for first quarter 2012, while related interest income increased $329,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2013 increased to 2.25% from 2.19% in the first quarter of 2012, an increase of 6 basis points.  The increase in the net interest margin resulted primarily from deploying deposits invested at the Federal Reserve Bank into loans and investment securities earning higher interest than the 25 basis points paid by the Federal Reserve Bank.  In first quarter 2013, the average yield on our loans decreased to 4.19% from 4.34% for first quarter 2012, a decrease of 15 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, as well as new loans pricing at historically low rates.   This decrease was partially offset by a 3 basis point decrease in the cost of our deposits to 0.26% from 0.29%.  Yields on taxable investment securities were lower at 2.04% compared to 3.45%, respectively, a decrease of 141 basis points.  The lower yield reflected new purchases with shorter average lives or earlier repricing periods which typically have lower yields and lower market rates on such purchases. Average interest earning deposits decreased $354.6 million, or 20.9% to $1.34 billion in first quarter 2013 from $1.70 billion in first quarter 2012 as loan and investment balances were increased.  The interest cost of total deposits and interest bearing liabilities amounted to 0.28% for first quarter 2013 compared to 0.31% in first quarter 2012.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned discount **	$1,928,786	$20,192	4.19%	$1,733,736	$18,823	4.34%
Leases - bank qualified*	14,393	200	5.56%	10,439	189	7.24%
Investment securities-taxable	682,676	3,487	2.04%	369,921	3,190	3.45%
Investment securities-nontaxable*	126,221	1,116	3.54%	96,384	1,066	4.42%
Interest earning deposits at Federal Reserve Bank	1,343,899	838	0.25%	1,698,456	1,053	0.25%
Federal funds sold/securities purchased under agreement to resell	20,380	24	0.47%	-	-	0.00%
Net interest earning assets	4,116,355	25,857	2.51%	3,908,936	24,321	2.49%

Allowance for loan and lease losses	(34,839)			(30,638)
Other assets	83,902			229,504
	$4,165,418			$4,107,802

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$3,257,692	$1,866	0.23%	$3,292,648	$1,994	0.24%
Savings and money market	506,174	578	0.46%	457,855	631	0.55%
Time	20,919	54	1.03%	31,355	97	1.24%
Total deposits	3,784,785	2,498	0.26%	3,781,858	2,722	0.29%

Repurchase agreements	15,762	14	0.36%	28,259	27	0.38%
Subordinated debt	13,401	200	5.97%	13,401	217	6.48%
Total deposits and interest bearing liabilities	3,813,948	2,712	0.28%	3,823,518	2,966	0.31%

Other liabilities	11,344			10,598
Total liabilities	3,825,292			3,834,116

Shareholders' equity	340,126			273,686
	$4,165,418			$4,107,802

Net interest income on tax equivalent basis *		$23,145			$21,355

Tax equivalent adjustment		461			439

Net interest income		$22,684			$20,916

Net interest margin *			2.25%			2.19%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For first quarter 2013, average interest earning assets increased to $4.12 billion, an increase of $207.4 million or 5.3% from first quarter 2012.  The increase reflected increased average balances of loans and leases of $199.0 million or 11.4%, and increased average balances of investment securities of $342.6 million or 73.5%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits decreased $35.0 million or 1.1%. Average savings and money market deposits increased $48.3 million or 10.6%. The Bank experienced growth in  wealth management, merchant acquiring and other deposit categories, due to the acquisition of new customers.  Prepaid and healthcare deposit growth was significantly offset by the termination of higher cost relationships.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $5.5 million for the first quarter of 2013 compared to $5.2 million for the first quarter of 2012.  The increase reflected increased reserve allocations resulting from charge-off ratios applied to end of period loan category totals.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At March 31, 2013, our allowance for loan and lease losses amounted to $34.9 million or 1.77% of total loans as compared to $33.0 million or 1.74% of total loans at December 31, 2012.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $18.9 million in first quarter 2013 compared to $12.3 million in first quarter 2012 before gains on securities of $267,000 in the first quarter of 2013. The $6.6 million or 53.5% increase between those respective periods reflected significant increases in several categories, including a $2.9 million or 32.4% increase in prepaid fees to $12.0 million for first quarter 2013.  Loan sale income was $2.2 million for first quarter 2013, gross of $1.0 million of  direct expenses.  Such income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  There were no loan sales in first quarter 2012.  Service fees on deposit accounts increased $323,000 or 43.8% to $1.1 million for first quarter 2013 from $737,000 for first quarter 2012 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $253,000 or 42.0% to $792,000 for first quarter 2013 from $603,000 for first quarter 2012.  This increase resulted primarily from an additional affinity relationship.  Other non-interest income increased $1.0 million or 833.6% to $1.2 million for first quarter 2013 from $125,000 in first quarter 2012.  This increase reflected a one-time fee of $300,000 related to a healthcare program contract and $290,000 in fees related to the wind down of a contract related to our European operations in the first quarter of 2013.

Non-Interest Expense. Total non-interest expense was $24.5 million for first quarter 2013, an increase of $2.7 million or 12.4% over $21.8 million for first quarter 2012.  Salaries and employee benefits amounted to $12.3 million, an increase of $2.7 million or 27.8% over $9.6 million for first quarter 2012.  The increase in salaries and employee benefits reflected staff additions and expense related to customer service and a significantly expanded call center, compliance, small business lending, and a new commercial mortgage loan origination and sales department.  It also reflected annual salary increases between 0% and 3.0% for our staff.  Additionally, the increase in salaries reflected our new European prepaid card market staff added in the fourth quarter of 2012.  Depreciation and amortization increased $152,000 or 23.6% to $796,000 in first quarter 2013 from $644,000 in first quarter 2012 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions.  Rent and occupancy increased $84,000 or 10.5% to $881,000 in first quarter 2013 from $797,000 in first quarter 2012 which reflected increased main office space for staff additions.  Data processing decreased $36,000 or 1.4% to $2.6 million in first quarter 2013 from $2.6 million in first quarter 2012.  Printing and supplies decreased $24,000 or 5.3% to $432,000, in first quarter 2013 from $456,000 in first quarter 2012.  Audit expense increased $9,000 or 3.0% to $311,000 for first quarter 2013 from $302,000 in first quarter 2012.  Legal expense increased $83,000 or 15.6% to $619,000 for first quarter 2013 from $536,000 in first quarter 2012.  Losses on sale and write downs on other real estate owned decreased $1.2 million to $251,000 in first quarter of 2013 from $1.5 million in first quarter 2012 due to a decrease of $454,000 in losses on sale of other real estate and a decrease in write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $42,000 or 4.5% to $976,000 for first quarter 2013 from $934,000 in first quarter 2012, reflecting deposit growth.  Software expense increased $242,000 or 42.7% to $809,000 in first quarter 2013 from $567,000 in first quarter 2012 reflecting additional prepaid card software.  Other real estate owned expense decreased $49,000 or 30.8% to $110,000 in first quarter 2013 from $159,000 in first quarter 2012.   Other non-interest expense increased $716,000 or 20.9% to $4.1 million in first quarter 2013 from $3.4 million in first quarter 2012.  The $716,000 increase reflected an increase in consulting of $229,000, an increase in travel of $148,000 and an increase in commercial mortgage sales expense of $146,000.  Of the $229,000 increase in consulting, $143,000 resulted from the commercial mortgage loan origination and sales department.

Income Taxes.  Income tax expense was $4.4 million for first quarter 2013 compared to $2.2 million in first quarter 2012, an increase of $2.2 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for first quarter 2013 was 37.4% compared to 35.9% in first quarter 2012.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first three months of 2012 was cash inflows from net increases in deposits, which were $399.9 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $429.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of March 31, 2013, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the quarter did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

Included in our cash and cash-equivalents at March 31, 2013 are $1.10 billion of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $181.3 million for the year to date period March 31, 2013 and $30.0 million for the prior year to date period ended March 31, 2012 and funding for net loan growth, which was $70.9 million for the year to date period March 31, 2013 and $9.2 million for the prior year to date period.  We had outstanding commitments to fund loans, including unused lines of credit, of $469.7 million and $463.4 million as of March 31, 2013 and December 31, 2012, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2013 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of March 31, 2013
The Company	8.26%	15.52%	16.78%
The Bancorp Bank	6.36%	11.98%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2012
The Company	10.00%	16.39%	17.64%
The Bancorp Bank	7.25%	11.91%	13.16%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2013. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$792,882	$276,692	$346,220	$226,002	$327,094
Investment securities	210,965	159,031	223,999	143,075	206,647
Interest earning deposits	1,102,217	-	-	-	-
Securities purchased under agreements to resell	22,831	-	-	-	-
Total interest earning assets	2,128,895	435,723	570,219	369,077	533,741

Interest bearing liabilities:
Demand and interest checking	2,016,841	145,632	145,632	-	-
Savings and money market	123,750	247,501	123,750	-	-
Time deposits	1,379	8,141	11,375	50	-
Securities sold under agreements to repurchase	16,672	-	-	-	-
Subordinated debenture	3,401	-	-	10,000	-
Total interest bearing liabilities	2,162,043	401,274	280,757	10,050	-
Gap	$(33,148)	$34,449	$289,462	$359,027	$533,741
Cumulative gap	$(33,148)	$1,301	$290,763	$649,790	$1,183,531
Gap to assets ratio	*	*	7%	9%	13%
Cumulative gap to assets ratio	*	*	7%	16%	29%

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

Financial Condition

General. Our total assets at March 31, 2013 were $4.13 billion, of which our total loans were $1.99 billion. At December 31, 2012 our total assets were $3.70 billion, of which our total loans were $1.90 billion.

Interest earning deposits and federal funds sold.  At March 31, 2013, we had a total of $1.10 billion of interest earning deposits as compared to $948.1 million at December 31, 2012.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $943.7 million at March 31, 2013, an increase of $180.5 million or 23.6% from year-end 2012. The increase in investment securities was primarily a result of increased purchases of municipal and corporate bonds.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at March 31, 2013 consisted of one security secured by a diversified portfolio of corporate securities, one bank senior note, three single issuer trust preferred securities and two pooled trust preferred securities. The amortized cost of the single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The two pooled trust preferred securities totaled $1.1 million and were collateralized by bank trust preferred securities.  The book value for the security comprised by a diversified portfolio of corporate securities is $25.0 million and the amortized cost for the senior note is $5.0 million.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2013 (in thousands):
Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$1,891	$2,000	$109	Not rated
Security B	3,232	2,860	(372)	Not rated
Security C	8,872	5,010	(3,862)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2013:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$674	$529	$(145)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	404	442	38	Ca	***

* The actual deferrals and defaults as a percentage of the original collateral were 24%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** The actual deferrals and defaults as a percentage of the original collateral were 27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is 1.2% every three years with no recoveries.

*** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date March 31, 2013 and March 31, 2012 respectively, we recognized other-than-temporary impairment charges of $20,000 and $0 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.1 million at March 31, 2013 and $3.6 million at December 31, 2012.

Investment securities with a carrying value of $31.6 million at March 31, 2013 and $34.3 million at December 31, 2012, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.

Loan portfolio. Total loans increased to $1.99 billion at March 31, 2013 from $1.90 billion at December 31, 2012.

The following table summarizes our loan portfolio not including loans held for sale by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2013	2012

Commercial	$477,690	$470,109
Commercial mortgage *	673,916	617,069
Construction	263,579	258,684
Total commercial loans	1,415,185	1,345,862
Direct lease financing	157,508	156,697
Residential mortgage	94,238	97,717
Consumer loans and others	296,370	296,915
	1,963,301	1,897,191
Unamortized loan costs	5,589	5,663
Total loans, net of deferred loan costs	$1,968,890	$1,902,854

Supplemental loan data:
Construction 1-4 family	$65,669	$60,343
Commercial construction, acquisition and development	197,910	198,341
	$263,579	$258,684

* At Mach 31, 2013, our owner occupied loans amounted to $198.8 million, or 29.5% of commercial mortgages as compared to $172.5 million, or 28.0% at December 31, 2012.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 65% of the portfolio was reviewed at March 31, 2013 and approximately 69% of the portfolio was reviewed at December 31, 2012.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$570	$-	$-	$16,242	$16,812	$460,878	$477,690
Commercial mortgage	-	681	-	14,059	14,740	659,176	673,916
Construction	1,069	-	-	2,745	3,814	259,765	263,579
Direct lease financing	1,338	93	116	-	1,547	155,961	157,508
Consumer - other	519	-	-	927	1,446	250,647	252,093
Consumer - home equity	-	-	-	-	-	44,277	44,277
Residential mortgage	-	-	1,175	90	1,265	92,973	94,238
Unamortized costs	-	-	-	-	-	5,589	5,589
	$3,496	$774	$1,291	$34,063	$39,624	$1,929,266	$1,968,890

December 31, 2012
Commercial	$-	$5,750	$1,350	$10,459	$17,559	$452,550	$470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$3,080	$8,498	$4,435	$25,190	$41,203	$1,861,651	$1,902,854

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2013	2012

Ratio of the allowance for loan losses to total loans	1.77%	1.80%
Ratio of the allowance for loan losses to nonperforming loans (1)	98.67%	126.80%
Ratio of the nonperforming assets to total assets (1)	0.97%	0.79%
Ratio of the net charge-offs to average loans	0.19%	0.19%
Ratio of the net charge-offs to average loans annualized	0.75%	0.75%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans decreased to 1.77% at March 31, 2013 from 1.80% at March 31, 2012.  The decrease primarily reflected the impact of reserve allocations required by our allowance methodology, which increased relatively less than loan growth.  The ratio of the allowance for loan losses to non-performing loans decreased to 98.67% at March 31, 2013 from 126.80% at March 31, 2012 primarily as a result of increased non-performing loans.  The ratio of non-performing assets to total assets increased primarily as a result of increased non-performing loans at March 31, 2013.  Net charge-offs to average loans remained the same at 0.19% at March 31, 2013 and 2012, respectively.

Net charge-offs.  Net charge-offs were $3.7 million for the three months ended March 31, 2013, an increase of $369,000 over net charge-offs for the same period of 2012.  The majority of the charge-offs in the first three months of 2012 were associated with five commercial loans totaling $1.9 million and three construction loans totaling $1.6 million.

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

	March 31,	March 31,	December 31,
	2013	2012	2012

Non-accrual loans
Construction	$2,745	$10,375	$4,538
Commercial mortgage	14,059	3,609	9,175
Commercial	16,242	6,018	10,459
Consumer	927	927	927
Residential	90	-	91
Total non-accrual loans	34,063	20,929	25,190

Loans past due 90 days or more	1,291	3,914	4,435
Total non-performing loans	35,354	24,843	29,625
Other real estate owned	4,543	7,726	4,241
Total non-performing assets	$39,897	$32,569	$33,866

The Company’s loans that were modified as of March 31, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	2	$1,287	$1,287	2	$2,416	$2,416
Commercial mortgage	3	3,119	3,119	3	3,144	3,144
Construction	3	1,469	1,469	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	8	$5,875	$5,875	8	$7,039	$7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$-	$1,127	$160	$-	$2,255	$161
Commercial mortgage	703	214	2,202	714	214	2,216
Construction	-	1,469	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$703	$2,810	$2,362	$714	$3,948	$2,377

The following table summarizes as of March 31, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	March 31, 2013
	Number	Pre-modification recorded investment
Commercial	1	$161
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	1	$161

The following table provides information about impaired loans at March 31, 2013 and December 31, 2012:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2013
Without an allowance recorded
Construction	$1,407	$2,745	$-	$1,532	$-
Commercial mortgage	5,974	8,170	-	5,278	-
Commercial	5,991	7,117	-	5,173	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	-	-
With an allowance recorded
Construction	1,338	1,473	612	2,248	-
Commercial mortgage	8,085	8,085	2,645	6,446	-
Commercial	10,251	12,479	4,470	8,258	-
Consumer - home equity	-	-	-	-	-
Residential	90	90	69	90	-
Total
Construction	$2,745	$4,218	$612	$3,780	$-
Commercial mortgage	$14,059	$16,255	$2,645	$11,724	$-
Commercial	$16,242	$19,596	$4,470	$13,431	$-
Consumer - home equity	$927	$927	$-	$927	$-
Residential	$90	$90	$69	$90	$-

December 31, 2012
Without an allowance recorded
Construction	$1,656	$5,054	$-	$1,060	$-
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$4,814	$9,201	$1,273	$7,710	$-
Commercial mortgage	$9,389	$11,536	$1,706	$6,796	$-
Commercial	$10,620	$12,548	$4,069	$8,056	$-
Consumer - home equity	$927	$927	$-	$992	$-
Residential	$91	$91	$69	$309	$-

We had $34.1 million of non-accrual loans at March 31, 2013 compared to $25.2 million of non-accrual loans at December 31, 2012. The increase in non-accrual loans was primarily due to $14.8 million of loans placed on non-accrual status offset by $3.4 million of loan charge-offs, $1.2 million of loans transferred to other real estate owned and $1.2 million of loan payments.  Loans past due 90 days or more still accruing interest amounted to $1.3 million at March 31, 2013 and $4.4 million at December 31, 2012. The $3.1 million decrease reflected $1.3 million of additions partially offset by $4.4 million of loans transferred to non-accrual status, $9,000 of loan payments.

We had $4.5 million of other real estate owned at March 31, 2013 compared to $4.2 million at December 31, 2012.  The increase in other real estate owned was primarily due to $1.2 million of additions which were partially offset by $694,000 of sales, $103,000 of write-downs and $148,000 of realized losses.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March 31, 2013 and December 31, 2012:

					Commercial		Residential
	Commercial		Construction		Mortgage		mortgage
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Risk Rating
Pass	$315,766	$335,563	$245,914	$247,214	$480,489	$489,615	$28,039	$28,495
Special Mention	1,031	6,788	-	-	21,450	23,200	-	1,175
Substandard	17,095	12,252	3,480	5,205	14,811	9,704	1,175	-
Doubtful	-	-	334	-	-	-	90	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	33,666	17,614	10,511	2,301	80,472	18,286	1,891	236
Unrated not subject to review *	110,132	97,892	3,340	3,964	76,694	76,264	63,043	67,720
Total	$477,690	$470,109	$263,579	$258,684	$673,916	$617,069	$94,238	$97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Risk Rating
Pass	$91,510	$89,128	$57,813	$52,241	$-	$-	$1,219,531	$1,242,256
Special Mention	-	99	-	-	-	-	22,481	31,262
Substandard	3,724	3,626	42	69	-	-	40,327	30,856
Doubtful	-	-	-	-	-	-	424	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	2,476	4,593	-	3,337	-	-	129,016	46,367
Unrated not subject to review *	198,660	199,469	99,653	101,050	5,589	5,663	557,111	552,022
Total	$296,370	$296,915	$157,508	$156,697	$5,589	$5,663	$1,968,890	$1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 65% at March 31, 2013 and approximately 69% at December 31, 2012. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed. All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At March 31, 2013, we had total deposits of $3.71 billion compared to $3.31 billion at December 31, 2012, an increase of $400.0 million or 12.1%, which was primarily the result of growth in prepaid, wealth management and healthcare accounts.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2013		December 31, 2012
	Average	Average	Average	Average
	balance	rate	balance	Rate
	(unaudited)
Demand and interest checking	$3,257,692	0.23%	$2,666,493	0.29%
Savings and money market	506,174	0.46%	455,860	0.53%
Time	20,919	1.03%	26,624	1.34%
Total deposits	$3,784,785	0.26%	$3,148,977	0.33%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of March 31, 2013 and December 31, 2012.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of March 31, 2013 and December 31, 2012.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $42.9 million at March 31, 2013 compared to $17.7 million at December 31, 2012, representing an increase of $25.2 million.  The increase resulted primarily from securities purchases in process.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC.
(Registrant)

May 10, 2013	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 10, 2013	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Form of Stock Option Award Agreement under the 2013 Plan

10.2	Form of Stock Award Award Agreement under the 2013 Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.