Form 10-Q
period 2013-06-30
Bancorp, Inc.
filed 2013-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2013

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

As of July 29, 2013 there were 37,362,939 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

Page
Part I Financial Information
Item 1	Financial Statements:

Unaudited Consolidated Balance Sheets – June 30, 2013 and December 31, 2012

Unaudited Consolidated Statements of Operations – Three and six months ended June 30, 2013 and 2012

Unaudited Consolidated Statements of Comprehensive Income – Six months ended June 30, 2013 and 2012

Unaudited Consolidated Statements of Changes in Shareholders’ Equity – Six months ended June 30, 2013

Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2013 and 2012

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II Other Information

Item 6.	Exhibits

Signatures

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 21,560	$ 19,981
Interest earning deposits at Federal Reserve Bank	622,989	948,111
Securities purchased under agreements to resell	40,240	-
Total cash and cash equivalents	684,789	968,092

Investment securities, available-for-sale, at fair value	1,021,848	718,065
Investment securities, held-to-maturity (fair value $91,777 and $41,008, respectively)	95,662	45,179
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,621
Commercial loans held for sale	49,355	11,341
Loans, net of deferred loan fees and costs	1,967,382	1,902,854
Allowance for loan and lease losses	(40,274)	(33,040)
Loans, net	1,927,108	1,869,814
Premises and equipment, net	13,709	10,368
Accrued interest receivable	12,360	9,857
Intangible assets, net	6,503	7,004
Other real estate owned	6,308	4,241
Deferred tax asset, net	27,613	22,789
Other assets	28,031	29,288
Total assets	$ 3,876,495	$ 3,699,659

LIABILITIES
Deposits
Demand and interest checking	$ 2,963,170	$ 2,775,207
Savings and money market	469,238	517,098
Time deposits	12,502	12,582
Time deposits, $100,000 and over	5,747	8,334
Total deposits	3,450,657	3,313,221

Securities sold under agreements to repurchase	19,059	18,548
Accrued interest payable	95	103
Subordinated debenture	13,401	13,401
Other liabilities	49,091	17,709
Total liabilities	3,532,303	3,362,982

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,462,939 and 37,246,655
shares issued at at June 30, 2013 and December 31, 2012, respectively	37,463	37,247
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	286,321	282,708
Retained earnings	19,993	7,347
Accumulated other comprehensive income	1,281	10,241
Total shareholders' equity	344,192	336,677

Total liabilities and shareholders' equity	$ 3,876,495	$ 3,699,659

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,908	$ 19,260	$ 41,230	$ 38,206
Interest on investment securities:
Taxable interest	3,801	3,371	7,288	6,561
Tax-exempt interest	873	712	1,598	1,405
Federal funds sold/securities purchased under agreements to resell	98	-	122	-
Interest bearing deposits	505	605	1,343	1,658
	26,185	23,948	51,581	47,830
Interest expense
Deposits	2,476	2,826	4,974	5,548
Securities sold under agreements to repurchase	12	24	26	51
Subordinated debenture	118	217	318	434
	2,606	3,067	5,318	6,033
Net interest income	23,579	20,881	46,263	41,797
Provision for loan and lease losses	9,500	4,287	15,000	9,507
Net interest income after provision for loan and lease losses	14,079	16,594	31,263	32,290

Non-interest income
Service fees on deposit accounts	1,084	847	2,144	1,584
Merchant credit card processing and ACH fees	1,046	809	1,913	1,482
Prepaid card fees	11,531	7,065	23,505	16,111
Gain on sales of investment securities	476	-	743	-
Other than temporary impairment on securities held-to-maturity	-	(126)	(20)	(126)
Leasing income	642	843	1,229	1,793
Debit card income	201	148	397	304
Affinity fees	850	584	1,706	1,187
Gain on sale of loans	5,748	-	7,926	-
Other	784	279	1,951	404
Total non-interest income	22,362	10,449	41,494	22,739

Non-interest expense
Salaries and employee benefits	13,615	9,099	25,904	18,715
Depreciation and amortization	935	677	1,731	1,321
Rent and related occupancy cost	1,064	805	1,945	1,602
Data processing expense	2,796	2,725	5,403	5,368
Printing and supplies	437	458	869	914
Audit expense	305	273	616	575
Legal expense	791	607	1,410	1,143
Amortization of intangible assets	250	250	500	500
Losses on sale and write downs on other real estate owned	815	421	1,066	1,872
FDIC insurance	858	754	1,834	1,688
Software	982	626	1,791	1,193
Other real estate owned expense	125	380	235	539
Other	4,614	3,964	8,762	7,396
Total non-interest expense	27,587	21,039	52,066	42,826
Income before income tax	8,854	6,004	20,691	12,203
Income tax provision	3,262	2,150	7,693	4,377
Net income	$ 5,592	$ 3,854	$ 12,998	$ 7,826
Net income per share - basic	$ 0.15	$ 0.12	$ 0.35	$ 0.24
Net income per share - diluted	$ 0.15	$ 0.12	$ 0.34	$ 0.24

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2013	2012
	(in thousands)
Net income	$ 12,998	$ 7,826
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	(13,121)	3,498
Reclassification adjustments for gains included in income	(743)	-
Amortization of losses previously held as available-for-sale	79	6
Net unrealized gain/(loss) on investment securities	(13,785)	3,504

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	(4,592)	1,225
Reclassification adjustments for gains included in income	(261)	-
Amortization of losses previously held as available-for-sale	28	2
Income tax expense (benefit) related to items of other comprehensive income (loss)	(4,825)	1,227

Other comprehensive income (loss), net of tax and reclassifications into net income	(8,960)	2,277
Comprehensive income	$ 4,038	$ 10,103

The accompanying notes are an integral part of these statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2013

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2013	37,246,655	$ 37,247	$ (866)	$ 282,708	$ 7,347	$ 10,241	$ 336,677
Net income					12,998		12,998
Issuance of common stock	175,790	176	-	1,453	-	-	1,629
Common stock issued from option exercises,
net of tax benefits	32,149	32	-	258	-	-	290
Common stock issued from option exercises,
cashless exercise, net of tax benefits	8,345	8	-	344	(352)	-	-
Stock-based compensation	-	-	-	1,558	-	-	1,558
Other comprehensive loss net of							-
reclassification adjustments and tax	-	-	-	-	-	(8,960)	(8,960)

Balance at June 30, 2013	37,462,939	$ 37,463	$ (866)	$ 286,321	$ 19,993	$ 1,281	$ 344,192

The accompanying notes are an integral part of this statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the six months ended
	June 30,
	2013	2012
Operating activities
Net income	$ 12,998	$ 7,826
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,718	2,154
Provision for loan and lease losses	15,000	9,507
Net amortization of investment securities discounts/premiums	2,615	748
Stock-based compensation expense	1,558	1,253
Loans originated for sale	(110,117)	(233)
Sale of loans originated for resale	101,721	237
Gain on sales of loans originated for resale	(7,926)	(4)
Deferred income tax expense	-	2
Loss (gain) on sales of fixed assets	1	(27)
Other than temporary impairment on securities held-to-maturity	20	126
Losses on sale and write downs on other real estate owned	1,066	1,872
Gain on sales of investment securities	(743)	-
Increase in accrued interest receivable	(2,503)	(821)
(Decrease) increase in interest payable	(8)	4
Decrease (increase) in other assets	773	(2,784)
Increase (decrease) in other liabilities	1,445	(395)
Net cash provided by operating activities	18,618	19,465

Investing activities
Purchase of investment securities available-for-sale	(442,958)	(179,694)
Purchase of securities held-to-maturity	(50,875)	-
Proceeds from sale of investment securities available-for-sale	51,149	-
Proceeds from redemptions and prepayments of securities available-for-sale	103,091	49,048
Proceeds from sale of other real estate owned	694	2,504
Net increase in loans	(97,813)	(69,278)
Proceeds from sale of premises and equipment	79	139
Purchases of premises and equipment	(5,151)	(1,769)
Net cash used in investing activities	(441,784)	(199,050)

Financing activities
Net increase in deposits	137,436	139,746
Net increase (decrease) in securities sold under agreements to repurchase	511	(11,229)
Proceeds from issuance of common stock	1,629	-
Proceeds from the exercise of options	290	39
Excess tax benefit from share-based payment arrangements	(3)	(2)
Net cash provided by financing activities	139,863	128,554

Net decrease in cash and cash equivalents	(283,303)	(51,031)

Cash and cash equivalents, beginning of period	968,092	749,174

Cash and cash equivalents, end of period	$ 684,789	$ 698,143

Supplemental disclosure:
Interest paid	$ 5,326	$ 6,029
Taxes paid	$ 8,349	$ 4,275
Transfers of loans to other real estate owned	$ 3,827	$ 1,890
Transfers of loans to held for sale	$ 21,692	$ -

The accompanying notes are an integral part of these statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and other banking services nationally, which include prepaid debit cards, health savings accounts, wealth management and private label banking. In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers prepaid card issuing services.  The principal medium for the delivery of the Company’s banking services is the Internet.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K report). The results of operations for the six month period ended June 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) Topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC Topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2013, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 20, 2013, incorporated therein by reference.

The Company granted 215,000 common stock options in the first quarter of 2013, 35,000 common stock options with a vesting period of one year and 180,000 common stock options with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85. During the first quarter of 2012, the Company granted 500,000 common stock options, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06.  There were 64,149 common stock options exercised for the six month period ended June 30, 2013 and 5,000 common stock options exercised for the six month period ended June 30, 2012.  The total intrinsic value of the options exercised during the six months ended June 30, 2013 and 2012 was $270,000 and $5,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2013	2012
Risk-free interest rate	1.86%	1.97%
Expected dividend yield	-	-
Expected volatility	55.65%	72.90%
Expected lives (years)	4.19	4.83

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC Topic 718, Stock Based Compensation, stock based compensation expense for the six month period ended June 30, 2013 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value

Outstanding at January 1, 2013	3,045,493	$ 9.90	-
Granted	215,000	10.45	-
Exercised	(64,149)	10.02	-
Expired	-	-	-
Forfeited	(1,250)	14.31	-
Outstanding at June 30, 2013	3,195,094	$ 9.94	5.80
Exercisable at June 30, 2013	1,968,094	$ 10.71	4.28	$ 8,762,085

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in the first quarter of 2013.  There were no restricted stock units granted in 2012.

A summary of the status of the Company’s restricted stock units is presented below.

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)
Outstanding at January 1, 2013
Granted	197,841	$ 10.46	3.6
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at June 30, 2013	197,841	$ 10.46	3.6

As of June 30, 2013, there was a total of $6.7 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 2.0 years.  Related compensation expense for the six months ended June 30, 2013 and 2012 was $1.6 million and $1.3 million respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 5,592	37,343,396	$ 0.15
Effect of dilutive securities
Common stock options	-	631,418	-
Diluted earnings per share
Net income available to common shareholders	$ 5,592	37,974,814	$ 0.15

Stock options for 656,091 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at June 30, 2013 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 12,998	37,317,750	$ 0.35
Effect of dilutive securities
Common stock options	-	559,962	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 12,998	37,877,712	$ 0.34

Stock options for 656,091 shares exercisable at prices between $14.24 and $25.43 per share, were outstanding at June 30, 2013 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price.

	For the three months ended
	June 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 3,854	33,097,325	$ 0.12
Effect of dilutive securities
Common stock options	-	46,510	-
Diluted earnings per share
Net income available to common shareholders	$ 3,854	33,143,835	$ 0.12

Stock options for 1,595,241 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at June 30, 2012 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 7,826	33,099,303	$ 0.24
Effect of dilutive securities
Common stock options	-	15,665	-
Diluted earnings per share
Net income available to common shareholders	$ 7,826	33,114,968	$ 0.24

Stock options for 1,595,241 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at June 30, 2012 but were not included in the dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

Available-for-sale	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 20,220	$ 101	$ (1)	$ 20,320
Federally insured student loan securities	150,211	336	(1,286)	149,261
Tax-exempt obligations of states and political subdivisions	262,529	2,391	(1,410)	263,510
Taxable obligations of states and political subdivisions	75,590	1,908	(464)	77,034
Residential mortgage-backed securities	252,045	1,813	(1,265)	252,593
Commercial mortgage-backed securities	96,976	3,058	(333)	99,701
Corporate and other debt securities	161,226	542	(2,339)	159,429
	$ 1,018,797	$ 10,149	$ (7,098)	$ 1,021,848

Held-to-maturity	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 18,992	$ 396	$ (4,200)	$ 15,188
Other debt securities - pooled	76,670	46	(127)	76,589
	$ 95,662	$ 442	$ (4,327)	$ 91,777

Available-for-sale	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 7,255	$ 245	$ -	$ 7,500
Federally insured student loan securities	142,851	1,002	(83)	143,770
Tax-exempt obligations of states and political subdivisions	112,393	5,314	(2)	117,705
Taxable obligations of states and political subdivisions	38,291	3,118	(21)	41,388
Residential mortgage-backed securities	275,197	3,389	(779)	277,807
Commercial mortgage-backed securities	92,765	4,298	(32)	97,031
Corporate and other debt securities	32,399	769	(304)	32,864
	$ 701,151	$ 18,135	$ (1,221)	$ 718,065

Held-to-maturity	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 18,980	$ 218	$ (4,241)	$ 14,957
Other debt securities - pooled	26,199	36	(184)	26,051
	$ 45,179	$ 254	$ (4,425)	$ 41,008

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at June 30, 2013 and $3.6 million at December 31, 2012.

The amortized cost and fair value of the Company’s investment securities at June 30, 2013, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 129,246	$ 129,202	$ -	$ -
Due after one year through five years	390,325	391,010	-	-
Due after five years through ten years	77,694	77,688	8,214	8,156
Due after ten years	421,532	423,948	87,448	83,621
	$ 1,018,797	$ 1,021,848	$ 95,662	$ 91,777

At June 30, 2013 and December 31, 2012, investment securities with a book value of approximately $19.1 million and $34.3 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2013 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 14,299	$ (1)	$ -	$ -	$ 14,299	$ (1)
Federally insured student loan securities	12	75,755	(1,241)	14,232	(45)	89,987	(1,286)
Tax-exempt obligations of states and
political subdivisions	185	113,764	(1,402)	1,268	(8)	115,032	(1,410)
Taxable obligations of states and
political subdivisions	47	39,459	(451)	1,830	(13)	41,289	(464)
Residential mortgage-backed securities	35	144,760	(1,068)	19,679	(197)	164,439	(1,265)
Commercial mortgage-backed securities	19	14,915	(246)	27,913	(87)	42,828	(333)
Corporate and other debt securities	133	133,300	(2,126)	6,322	(213)	139,622	(2,339)
Total temporarily impaired
investment securities	434	$ 536,252	$ (6,535)	$ 71,244	$ (563)	$ 607,496	$ (7,098)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,900	$ (4,200)	$ 7,900	$ (4,200)
Pooled	1	-	-	531	(127)	531	(127)
Total temporarily impaired
investment securities	3	$ -	$ -	$ 8,431	$ (4,327)	$ 8,431	$ (4,327)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2012 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	5	$ 33,615	$ (83)	$ -	$ -	$ 33,615	$ (83)
Tax-exempt obligations of states and
political subdivisions	4	4,511	(2)	-	-	4,511	(2)
Taxable obligations of states and
political subdivisions	6	2,357	(11)	4,529	(10)	6,886	(21)
Residential mortgage-backed securities	17	107,926	(779)	-	-	107,926	(779)
Commercial mortgage-backed securities	2	5,447	(32)	-	-	5,447	(32)
Corporate and other debt securities	4	1,485	(15)	8,623	(289)	10,108	(304)
Total temporarily impaired
investment securities	38	$ 155,341	$ (922)	$ 13,152	$ (299)	$ 168,493	$ (1,221)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,850	$ (4,241)	$ 7,850	$ (4,241)
Pooled	1	-	-	593	(184)	593	(184)
Total temporarily impaired
investment securities	3	$ -	$ -	$ 8,443	$ (4,425)	$ 8,443	$ (4,425)

Other securities, included in the held-to-maturity classification at June 30, 2013, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and two pooled trust preferred securities.

The $19.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the one bank senior note was $5.0 million.

The $76.7 million of other debt securities – pooled are comprised of the following.  The two pooled trust preferred securities totaled $810,000 and were collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.9 million.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company recognized other-than-temporary impairment charges of $20,000 on one trust preferred pooled security in the first six months of 2013. The Company recognized other-than-temporary impairment charges of $126,000 on one trust preferred pooled security in the first six months of 2012. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issuer trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

At June 30, 2013 the Company had $49.4 million of loans held for sale, which were originated for sale either to institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected  fair value treatment for these loans and, during the six months ended June 30, 2013, the Company recognized a related fair value gain of $1.5 million.  In the six months ended June 30, 2013 the Company recognized $6.4 million in gains upon the sale of loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Commercial	$ 481,537	$ 470,109
Commercial mortgage *	651,034	617,069
Construction	266,911	258,684
Total commercial loans	1,399,482	1,345,862
Direct lease financing	172,250	156,697
Residential mortgage	93,960	97,717
Consumer and other loans	295,576	296,915
	1,961,268	1,897,191
Unamortized loan fees and costs	6,114	5,663
Total loans, net of deferred loan fees and costs	$ 1,967,382	$ 1,902,854

Supplemental loan data:
Construction 1-4 family	$ 64,144	$ 60,343
Commercial construction, acquisition and development	202,767	198,341
	$ 266,911	$ 258,684

* At June 30, 2013, our owner-occupied loans amounted to $171.3 million, or 26.3% of commercial mortgages as compared to $172.5 million, or 28.0% at December 31, 2012.

The following table provides information about impaired loans at June 30, 2013 and December 31, 2012 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2013
Without an allowance recorded
Construction	$ 1,899	$ 3,888	$ -	$ 1,654	$ -
Commercial mortgage	6,356	8,552	-	5,638	-
Commercial	6,782	6,782	-	5,709	-
Consumer - home equity	927	927	-	927	-
Residential	2,016	2,016	-	672	-
With an allowance recorded
Construction	453	588	90	1,650	-
Commercial mortgage	2,968	2,968	1,249	5,286	-
Commercial	20,153	21,907	7,302	12,223	-
Consumer - home equity	189	189	51	63	-
Residential	-	-	-	60	-
Total
Construction	$ 2,352	$ 4,476	$ 90	$ 3,304	$ -
Commercial mortgage	$ 9,324	$ 11,520	$ 1,249	$ 10,924	$ -
Commercial	$ 26,935	$ 28,689	$ 7,302	$ 17,932	$ -
Consumer - home equity	$ 1,116	$ 1,116	$ 51	$ 990	$ -
Residential	$ 2,016	$ 2,016	$ -	$ 732	$ -

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$ 4,814	$ 9,201	$ 1,273	$ 7,710	$ -
Commercial mortgage	$ 9,389	$ 11,536	$ 1,706	$ 6,796	$ -
Commercial	$ 10,620	$ 12,548	$ 4,069	$ 8,056	$ -
Consumer - home equity	$ 927	$ 927	$ -	$ 992	$ -
Residential	$ 91	$ 91	$ 69	$ 309	$ -

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2013, June 30, 2012, or December 31, 2012) (in thousands):

	June 30,	June 30,	December 31,
	2013	2012	2012

Non-accrual loans
Construction	$ 2,352	$ 8,698	$ 4,538
Commercial mortgage	9,324	5,559	9,175
Commercial	26,935	9,536	10,459
Consumer	1,116	927	927
Residential	2,016	95	91
Total non-accrual loans	41,743	24,815	25,190

Loans past due 90 days or more	755	3,105	4,435
Total non-performing loans	42,498	27,920	29,625
Other real estate owned	6,308	4,919	4,241
Total non-performing assets	$ 48,806	$ 32,839	$ 33,866

The Company’s loans that were modified as of June 30, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	2	$ 1,287	$ 1,287	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,094	3,094	3	3,144	3,144
Construction	4	1,457	1,457	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	9	$ 5,838	$ 5,838	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  June 30, 2013 and  December 31, 2012  (dollars in thousands):

	June 30, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 1,127	$ 160	$ -	$ 2,255	$ 161
Commercial mortgage	692	214	2,188	714	214	2,216
Construction	-	1,457	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$ 692	$ 2,798	$ 2,348	$ 714	$ 3,948	$ 2,377

The following table summarizes as of June 30, 2013 loans that were restructured within the last 12 months that have subsequently defaulted (dollars in thousands):

	Number	Pre-modification recorded investment
Commercial	1	$ 161
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	1	$ 161

As of June 30, 2013 and December 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(1,729)	(2,005)	(4,382)	(54)	(185)	-		(8,355)
Recoveries	38	12	481	-	50	8		589
Provision (credit)	5,014	5,755	5,061	(14)	(501)	254	(569)	15,000
Ending balance	$ 15,567	$ 9,985	$ 10,665	$ 2,021	$ 1,163	$ 501	$ 372	$ 40,274

Ending balance: Individually
evaluated for impairment	$ 7,302	$ 1,249	$ 90	$ -	$ 51	$ -	$ -	$ 8,692

Ending balance: Collectively
evaluated for impairment	$ 8,265	$ 8,736	$ 10,575	$ 2,021	$ 1,112	$ 501	$ 372	$ 31,582

Loans:
Ending balance	$ 481,537	$ 651,034	$ 266,911	$ 93,960	$ 295,576	$ 172,250	$ 6,114	$ 1,967,382

Ending balance: Individually
evaluated for impairment	$ 26,936	$ 9,323	$ 2,352	$ 2,016	$ 1,116	$ -	$ -	$ 41,743

Ending balance: Collectively
evaluated for impairment	$ 454,601	$ 641,711	$ 264,559	$ 91,944	$ 294,460	$ 172,250	$ 6,114	$ 1,925,639

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision (credit)	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040

Ending balance: Individually
evaluated for impairment	$ 4,069	$ 1,706	$ 1,273	$ 69	$ -	$ -	$ -	$ 7,117

Ending balance: Collectively
evaluated for impairment	$ 8,175	$ 4,517	$ 8,232	$ 2,020	$ 1,799	$ 239	$ 941	$ 25,923

Loans:
Ending balance	$ 470,109	$ 617,069	$ 258,684	$ 97,717	$ 296,915	$ 156,697	$ 5,663	$ 1,902,854

Ending balance: Individually
evaluated for impairment	$ 10,620	$ 9,389	$ 4,814	$ 91	$ 927	$ -	$ -	$ 25,841

Ending balance: Collectively
evaluated for impairment	$ 459,489	$ 607,680	$ 253,870	$ 97,626	$ 295,988	$ 156,697	$ 5,663	$ 1,877,013

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(2,454)	(1,646)	(4,837)	-	(258)	(87)	-	(9,282)
Recoveries	254	1,018	9	85	-	12	-	1,378
Provision (credit)	2,109	(1,442)	8,728	(21)	552	152	(571)	9,507
Ending balance	$ 10,123	$ 7,204	$ 9,252	$ 2,154	$ 1,640	$ 331	$ 467	$ 31,171

Ending balance: Individually
evaluated for impairment	$ 2,739	$ 902	$ 3,303	$ 73	$ -	$ -	$ -	$ 7,017

Ending balance: Collectively
evaluated for impairment	$ 7,384	$ 6,302	$ 5,949	$ 2,081	$ 1,640	$ 331	$ 467	$ 24,154

Loans:
Ending balance	$ 441,167	$ 596,639	$ 269,636	$ 97,226	$ 255,769	$ 140,012	$ 3,863	$ 1,804,312

Ending balance: Individually
evaluated for impairment	$ 9,536	$ 7,990	$ 8,974	$ 95	$ 927	$ -	$ -	$ 27,522

Ending balance: Collectively
evaluated for impairment	$ 431,631	$ 588,649	$ 260,662	$ 97,131	$ 254,842	$ 140,012	$ 3,863	$ 1,776,790

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2013 or December 31, 2012.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 3,921	$ 3,005	$ -	$ 26,935	$ 33,861	$ 447,676	$ 481,537
Commercial mortgage	-	7,171	-	9,324	16,495	634,539	651,034
Construction	-	-	-	2,352	2,352	264,559	266,911
Direct lease financing	3,436	505	63	-	4,004	168,246	172,250
Consumer - other	330	51	692	1,116	2,189	249,110	251,299
Consumer - home equity	106	61	-	-	167	44,110	44,277
Residential mortgage	-	-	-	2,016	2,016	91,944	93,960
Unamortized costs	-	-	-	-	-	6,114	6,114
	$ 7,793	$ 10,793	$ 755	$ 41,743	$ 61,084	$ 1,906,298	$ 1,967,382

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Risk Rating
Pass	$ 357,519	$ 335,563	$ 240,464	$ 247,214	$ 476,681	$ 489,615	$ 25,907	$ 28,495
Special Mention	5,010	6,788	4,348	-	28,621	23,200	-	1,175
Substandard	33,707	12,252	8,444	5,205	21,025	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	34,355	17,614	7,689	2,301	62,051	18,286	170	236
Unrated not subject to review *	50,946	97,892	5,966	3,964	62,656	76,264	65,867	67,720
Total	$ 481,537	$ 470,109	$ 266,911	$ 258,684	$ 651,034	$ 617,069	$ 93,960	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Risk Rating
Pass	$ 82,773	$ 89,128	$ 63,405	$ 52,241	$ -	$ -	$ 1,246,749	$ 1,242,256
Special Mention	1,359	99	-	-	-	-	39,338	31,262
Substandard	2,521	3,626	34	69	-	-	67,747	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	7,784	4,593	-	3,337	-	-	112,049	46,367
Unrated not subject to review *	201,139	199,469	108,811	101,050	6,114	5,663	501,499	552,022
Total	$ 295,576	$ 296,915	$ 172,250	$ 156,697	$ 6,114	$ 5,663	$ 1,967,382	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 69% at June 30, 2013 and approximately 69% at December 31, 2012.    This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a sublease for office space in Philadelphia, Pennsylvania with RAIT Financial Trust (RAIT) commencing in October 2000. The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The husband of a director of the Company serves as the Chairman, Chief Executive Officer and President of RAIT.  RAIT paid the Company approximately $154,000 and $151,000 in rent for the six months ended June 30, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $51,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense for the six months ended June 30, 2013 was $52,000 and $17,000 for the six months ended June 30, 2012.

The Bank maintains deposits for various affiliated companies totaling approximately $45.8 million and $88.8 million as of June 30, 2013 and December 31, 2012, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2013, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2013, loans to these related parties amounted to $71.5 million as compared to $31.4 million at December 31, 2012.  Of the $71.5 million loan balance at June 30, 2013, $40.2 million was secured by G.N.M.A certificates.

The Bank participated in a line of credit in the ordinary course of business that was originated by RAIT in 2008.  The Bank’s participation loan has never been delinquent and amounted to $22.3 million at June 30, 2013.  The Bank has a senior position on the loan.

The Company executed security transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest and also serves as Chairman.  For the six months ended June 30, 2013, $62.1 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent security advisor.  Of that total, $11.3 million was a residential mortgage-backed security and $50.8 million were two pools of highly diversified corporate debt.  The Company did not pay a separate fee or commission to PrinceRidge. The Company does not have information as to PrinceRidge’s actual profits or losses. All of the purchased securities were classified as available for sale.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $684.8 million and $968.1 million as of June 30, 2013 and December 31, 2012, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2013 and December 31, 2012 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2013, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	June 30, 2013
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$ 684,789	$ 684,789	$ 684,789	$ -	$ -
Investment securities available-for-sale	1,021,848	1,021,848	-	1,021,285	563
Investment securities held-to-maturity	95,662	91,777	-	-	91,777
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	3,209	-	-
Commercial loans held for sale	49,355	49,355	-	-	49,355
Loans, net	1,967,382	1,964,690	-	-	1,964,690
Demand and interest checking	2,963,170	2,963,170	2,963,170	-	-
Savings and money market	469,238	469,238	469,238	-	-
Time deposits	18,249	18,319	-	-	18,319
Subordinated debenture	13,401	7,943	-	-	7,943
Securities sold under agreements to repurchase	19,059	19,059	19,059	-	-
Interest rate swaps	894	894	-	-	894
Accrued interest payable	95	95	95	-	-

	December 31, 2012
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$ 968,092	$ 968,092	$ 968,092	$ -	$ -
Investment securities available-for-sale	718,065	718,065	-	717,468	597
Investment securities held-to-maturity	45,179	41,008	-	-	41,008
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	3,621	3,621	-	-
Commercial loans held for sale	11,341	11,341	-	-	11,341
Loans, net	1,902,854	1,900,191	-	-	1,900,191
Demand and interest checking	2,775,207	2,775,207	2,775,207	-	-
Savings and money market	517,098	517,098	517,098	-	-
Time deposits	20,916	20,985	-	-	20,985
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	18,548	18,548	18,548	-	-
Interest rate swaps	45	45	-	-	45
Accrued interest payable	103	103	103	-	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 20,320	$ -	$ 20,320	$ -
Federally insured student loan securities	149,261	-	149,261	-
Obligations of states and political subdivisions	340,544	-	340,544	-
Residential mortgage-backed securities	252,593	-	252,593	-
Commercial mortgage-backed securities	99,701	-	99,701	-
Other debt securities	159,429	-	158,866	563
Total investment securities available for sale	1,021,848	-	1,021,285	563
Loans held for sale	49,355	-	-	49,355
Interest rate swaps	894	-	-	894
	$ 1,072,097	$ -	$ 1,021,285	$ 50,812

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 7,500	$ -	$ 7,500	$ -
Federally insured student loan securities	143,770	-	143,770	-
Obligations of states and political subdivisions	159,093	-	159,093	-
Residential mortgage-backed securities	277,807	-	277,807	-
Commercial mortgage-backed securities	97,031	-	97,031	-
Other debt securities	32,864	-	32,267	597
Total investment securities available for sale	718,065	-	717,468	597
Loans held for sale	11,341	-	-	11,341
Interest rate swaps	45	-	45	45
	$ 729,451	$ -	$ 717,513	$ 11,983

In addition, FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The changes in the Company’s Level 3 assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Held-for-sale
	securities		loans
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Beginning balance	$ 597	$ 630	$ 11,341	$ -
Transfers into level 3	-	-	21,692	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(1)	(2)	270	376
Included in other comprehensive income	13	20	-	-
Purchases, issuances, and settlements
Purchases	-	-		-
Issuances	-	-	110,117	28,876
Sales	-	-	(94,065)	(17,911)
Settlements	(46)	(51)	-	-
Ending balance	$ 563	$ 597	$ 49,355	$ 11,341

The other debt securities included in level 3 at June 30, 2013 and December 31, 2012 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 41,743	$ -	$ -	$ 41,743
Other real estate owned	6,308	-	-	6,308
	$ 48,051	$ -	$ -	$ 48,051

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 25,841	$ -	$ -	$ 25,841
Other real estate owned	4,241	-	-	4,241
Intangible assets	7,004	-	-	7,004
	$ 37,086	$ -	$ -	$ 37,086

At June 30, 2013, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $41.7 million through specific reserves and other write downs of $8.7 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at June 30, 2013 were troubled debt restructured loans with a balance of $5.8 million which have specific reserves of $1.5 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of June 30, 2013, the Company entered into ten interest rate swap agreements with an aggregate notional amount of $36.3 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).    The Company recorded income of $713,000 for the six months ended June 30, 2013 to recognize fair value on derivative instruments.  The amount receivable by the Company under these swap agreements was $855,000 at June 30, 2013.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2013 are summarized below (in thousands):

	June 30, 2013
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
May 23, 2023	$ 5,400	2.16%	0.27%	$ 251
May 31, 2023	1,200	2.31%	0.28%	40
June 5, 2023	8,400	2.28%	0.27%	305
June 7, 2023	2,200	2.31%	0.27%	74
June 7, 2023	2,800	1.22%	0.27%	43
June 13, 2023	4,200	2.41%	0.27%	106
June 18, 2023	2,100	2.31%	0.27%	73
June 24, 2023	3,200	2.64%	0.27%	14
June 24, 2018	3,400	1.55%	0.27%	-
June 25, 2023	3,400	2.72%	0.27%	(12)
Total	$ 36,300			$ 894

Note 10. Intangible Assets

On November 29, 2012, the Company acquired software and personnel of a prepaid program manager in Europe for approximately $1.8 million.  Accordingly, the Company has established a European payment solutions presence which will facilitate European processing for its existing customers.  The Company has preliminarily allocated the purchase price to identified proprietary internal use software and expects to complete its accounting for this business combination during the third or fourth quarter of 2013.

The Company accounts for its customer list in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of June 30, 2013 the accumulated amortization was $5.5 million.  For both 2013 and 2012, amortization expense for the second quarter was $250,000 and for the six months was $500,000.

Note 11. Subsequent Events

The Company evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 12. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards. Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years. The adoption had no material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. Companies were required to apply these amendments prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption had no material impact on the Company’s financial position or results of operations.

.

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

Results of Operations

Second quarter 2013 to second quarter 2012

Net Income:  Net income for the second quarter of 2013 was $5.6 million, compared to $3.9 million for the second quarter of 2012. The $1.7 million, or 45.0%, increase reflected a $2.7 million increase in net interest income and an  $11.4 million increase in non-interest income (excluding security gains) which were partially offset by a $6.5 million increase in non-interest expense and a $5.2 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $21.9 million in second quarter 2013 from $10.4 million in second quarter 2012, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain health savings accounts.  The gain on the sale of loans, which is presented net of direct origination costs, was $5.7 million for the second quarter of 2013.  This gain includes $1.5 million of other departmental loan origination expenses.  Net interest income increased to $23.6 million from $20.9 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $5.2 million to $9.5 million in second quarter 2013, compared to $4.3 million in second quarter 2012 primarily due to the impact of two relationships, each with multiple loans.  Diluted earnings per share were $0.15 in second quarter 2013 compared to $0.12 in the second quarter of 2012.  Return on average assets was 0.56% and return on average equity was 6.45% for the second quarter of 2013, as compared to 0.46% and 5.54%, respectively, for the second quarter of 2012.

Net Interest Income:  Our net interest income for second quarter 2013 increased to $23.6  million, an increase of $2.7 million or 12.9% from $20.9 million in second quarter 2012. Our interest income for second quarter 2013 increased to $26.2 million, an increase of $2.2 million or 9.3% from $23.9 million for second quarter 2012.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $2.01 billion for second quarter 2013 from $1.79 billion for second quarter 2012, while related interest income increased $1.6 million.  Our average investment securities increased to $1.04 billion for second quarter 2013 from $541.8 million for second quarter 2012, while related interest income increased $591,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2013 decreased to 2.46% from 2.59% in the second quarter of 2012, a decrease of 13 basis points.  The decrease in the net interest margin resulted primarily from lower yields on our loan and investment securities portfolios.  In second quarter 2013, the average yield on our loans decreased to 4.17% from 4.30% for second quarter 2012, a decrease of 13 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, as well as new loans pricing at lower rates.  Yields on taxable investment securities in second quarter 2013 were lower at 1.82% compared to 3.09% for second quarter 2012, a decrease of 127 basis points.  Additionally, yields on non-taxable investments were lower at 2.60% compared to 4.14%, respectively, a decrease of 154 basis points.  The lower yields reflected new purchases with shorter maturities or earlier repricing periods which typically have lower yields than longer maturities. These decreases  were partially offset by a 9 basis point decrease in the cost of our deposits to 0.28% from 0.37%.    Average interest earning deposits decreased $112.9 million, or 11.8% to $841 million in second quarter 2013 from $954.2 million in second quarter 2012 as loan and investment balances were increased.  The interest cost of total deposits and interest bearing liabilities amounted to 0.29% for second quarter 2013 compared to 0.40% in second quarter 2012.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,991,622	$ 20,774	4.17%	$ 1,780,071	$ 19,125	4.30%
Leases - bank qualified*	13,800	208	6.03%	13,770	207	6.01%
Investment securities-taxable	836,299	3,801	1.82%	435,903	3,371	3.09%
Investment securities-nontaxable*	206,629	1,342	2.60%	105,869	1,096	4.14%
Interest earning deposits at Federal Reserve Bank	841,315	505	0.24%	954,213	605	0.25%
Federal funds sold/securities purchased under agreement to resell	33,761	98	1.16%	-	-	0.00%
Net interest earning assets	3,923,426	26,728	2.72%	3,289,826	24,404	2.97%

Allowance for loan and lease losses	(36,596)			(32,101)
Other assets	85,476			126,547
	$ 3,972,306			$ 3,384,272

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,083,831	$ 1,901	0.25%	$ 2,580,647	$ 2,094	0.32%
Savings and money market	482,722	528	0.44%	448,571	626	0.56%
Time	18,310	47	1.03%	29,862	106	1.42%
Total deposits	3,584,863	2,476	0.28%	3,059,080	2,826	0.37%

Repurchase agreements	17,057	12	0.28%	22,255	24	0.43%
Subordinated debt	13,401	118	3.52%	13,401	217	6.48%
Total deposits and interest bearing liabilities	3,615,321	2,606	0.29%	3,094,736	3,067	0.40%

Other liabilities	9,379			9,551
Total liabilities	3,624,700			3,104,287

Shareholders' equity	347,606			279,985
	$ 3,972,306			$ 3,384,272

Net interest income on tax equivalent basis *		$ 24,122			$ 21,337

Tax equivalent adjustment		543			456

Net interest income		$ 23,579			$ 20,881

Net interest margin *			2.46%			2.59%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For second quarter 2013, average interest earning assets increased to $3.92 billion, an increase of $633.6 million or 19.3% from second quarter 2012.  The increase reflected increased average balances of loans and leases of $211.6 million or 11.8%, and increased average balances of investment securities of $501.2 million or 92.5%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits increased $503.2 million or 19.5%. Average savings and money market deposits increased $34.2 million or 7.6%. The Bank experienced growth in wealth management, merchant acquiring and other deposit categories, due to the acquisition of new customers.  Prepaid and healthcare deposit growth was significantly offset by the termination of higher cost relationships.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $9.5 million for the second quarter of 2013 compared to $4.3 million for the second quarter of 2012.  The $5.2 million increase in the provision primarily reflects the impact of two relationships, each with multiple loans.    The first was a commercial relationship with receivables and real estate collateral.  The second was a single residential construction relationship.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2013, our allowance for loan and lease losses amounted to $40.3 million or 2.05% of total loans as compared to $33.0 million or 1.74% of total loans at December 31, 2012.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $21.9 million in second quarter 2013 compared to $10.4 million in second quarter 2012 before gains on securities of $476,000 in the second quarter of 2013. The $11.3 million or 107.0% increase between those respective periods reflected significant increases in several categories, including a $4.5 million or 63.2% increase in prepaid fees to $11.5 million for second quarter 2013.  The increase resulted from an increased volume of transactions from current and new customers.  Loan sale income was $5.7 million for second quarter 2013, gross of $1.5 million of  direct production expenses.  Such income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed or secondary Small Business Administration (SBA) securities markets.  There were no loan sales in second quarter 2012.  Service fees on deposit accounts increased $237,000 or 28.0% to $1.1 million for second quarter 2013 from $847,000 for second quarter 2012 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $266,000 or 45.5% to $850,000 for second quarter 2013 from $584,000 for second quarter 2012.  This increase resulted primarily from an additional affinity relationship.  Other non-interest income increased $505,000 or 181.0% to $784,00 for second quarter 2013 from $279,000 in second quarter 2012.  This increase reflected an increase in letter of credit fee income in the second quarter of 2013.

Non-Interest Expense. Total non-interest expense was $27.6 million for second quarter 2013, an increase of $6.6 million or 31.1% over $21.0 million for second quarter 2012.  Salaries and employee benefits amounted to $13.6 million, an increase of $4.5 million or 49.6% over $9.1 million for second quarter 2012.  The increase in salaries and employee benefits reflected staff additions and related expense for prepaid card operations, compliance, commercial loan sales and SBA loans.  It also reflected average annual salary increases approximating 2% for our staff.  Depreciation and amortization increased $258,000 or 38.1% to $935,000 in second quarter 2013 from $677,000 in second quarter 2012 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $259,000 or 32.2% to $1.1 million in second quarter 2013 from $805,000 in second quarter 2012 which reflected increased main office operations space and office space for European prepaid card operations.  Data processing increased $71,000 or 2.6% to $2.8 million in second quarter 2013 from $2.7 million in second quarter 2012.  Printing and supplies decreased $21,000 or 4.6% to $437,000, in second quarter 2013 from $458,000 in second quarter 2012.  Audit expense increased $32,000 or 11.7% to $305,000 in second quarter 2013 from $273,000 in second quarter 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $184,000 or 30.3% to $791,000 in second quarter 2013 from $607,000 in second quarter 2012.  Losses on sale and write downs on other real estate owned increased $394,000 to $815,000 in second quarter of 2013 from $421,000 in second quarter 2012 due primarily to write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $104,000 or 13.8% to $858,000 for second quarter 2013 from $754,000 in second quarter 2012, reflecting deposit growth.  Software expense increased $356,000 or 56.9% to $982,000 in second quarter 2013 from $626,000 in second quarter 2012 reflecting additional prepaid card and other information technology related expense.  Other real estate owned expense decreased $255,000 or 67.1% to $125,000 in second quarter 2013 from $380,000 in second quarter 2012.   Other non-interest expense increased $650,000 or 16.4% to

$4.6 million in second quarter 2013 from $4.0 million in second quarter 2012.    The $650,000 increase reflected an increase of $265,000 in travel, $92,000 in consulting and $60,000 in insurance.

Income Taxes.  Income tax expense was $3.3 million for second quarter 2013 compared to $2.2 million in second quarter 2012, an increase of $1.1 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for second quarter 2013 was 36.8% compared to 35.8% in second quarter 2012.

First six months 2013 to first six months 2012

Net Income:  Net income for the first six months of 2013 was $13.0 million, compared to $7.8 million for the first six months of 2012. The $5.2 million, or 66.1%, increase reflected a $4.5 million increase in net interest income and a $18.1 million increase in non-interest income (excluding security gains) which were partially offset by a $9.2 million increase in non-interest expense and a $5.5 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $40.8 million in the first six months of 2013 from $22.7 million in the first six months of 2012, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain health savings accounts.  Net interest income increased to $46.3 million from $41.8 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $5.5 million to $15.0 million in the first six months of 2013, compared to $9.5 million in the first six months of 2012.  Diluted earnings per share were $0.34 in first the six months of 2013 compared to $0.24 in the first six months of 2012.  Return on average assets was 0.64% and return on average equity was 7.62% for the first six months of 2013, compared to 0.42% and 5.72%, respectively, for the first six months of 2012.

Net Interest Income:  Our net interest income for the first six months of 2013 increased to $46.3  million, an increase of $4.5 million, or 10.7%, from $41.8 million in the first six months of 2012. Our interest income for first the six months of 2013 increased to $51.6 million, an increase of $3.8 million or 7.8% from $47.8 million for the first six months of 2012.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $1.97 billion for the first six months of 2013 from $1.77 billion for the first six months of 2012, while related interest income increased $3.0 million.  Our average investment securities increased to $926.5 million for the first six months of 2013 from $504.1 million for the first six months of 2012, while related interest income increased $920,000.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2013 decreased to 2.35% from 2.37% in the first six months of 2012, a decrease of 2 basis points.  The decrease in the net interest margin resulted primarily from lower yields on our loan and investment securities portfolios.  In the first six months of 2013, the average yield on our loans decreased to 4.18% from 4.32% for the first six months of 2012, a decrease of 14 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, as well as new loans pricing at lower rates.  Yields on taxable investment securities were lower at 1.92% compared to 3.26%, a decrease of 134 basis points.  Additionally, yields on non-taxable investments were lower at 2.95% compared to 4.27%, respectively, a decrease of 132 basis points.  The lower yields reflected new purchases with shorter matuities or earlier repricing periods which typically have lower yields than longer maturities.  These decreases were partially offset by a 5 basis point decrease in the cost of our deposits to 0.27% from 0.32%.    Average interest earning deposits decreased $234.0 million, or 17.7% to $1.09 billion in the first six months of 2013 from $1.33 billion in the first six months of 2012 as loan and investment balances were increased.  The interest cost of total deposits and interest bearing liabilities amounted to 0.29% for the first six months of 2013 compared to 0.35% in the first six months of 2012.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,960,399	$ 40,964	4.18%	$ 1,756,910	$ 37,948	4.32%
Leases - bank qualified*	14,096	407	5.77%	12,105	397	6.56%
Investment securities-taxable	759,899	7,288	1.92%	402,949	6,561	3.26%
Investment securities-nontaxable*	166,648	2,460	2.95%	101,126	2,161	4.27%
Interest earning deposits at Federal Reserve Bank	1,091,219	1,343	0.25%	1,325,250	1,658	0.25%
Federal funds sold/securities purchased under agreement to resell	27,107	122	0.90%	-	-	0.00%
Net interest earning assets	4,019,368	52,584	2.62%	3,598,340	48,725	2.71%

Allowance for loan and lease losses	(35,722)			(31,388)
Other assets	85,102			179,115
	$ 4,068,748			$ 3,746,067

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,170,543	$ 3,767	0.24%	$ 2,936,649	$ 4,088	0.28%
Savings and money market	494,383	1,106	0.45%	453,213	1,257	0.55%
Time	19,607	101	1.03%	30,608	203	1.33%
Total deposits	3,684,533	4,974	0.27%	3,420,470	5,548	0.32%

Repurchase agreements	16,413	26	0.32%	25,257	51	0.40%
Subordinated debt	13,401	318	4.75%	13,401	434	6.48%
Total deposits and interest bearing liabilities	3,714,347	5,318	0.29%	3,459,128	6,033	0.35%

Other liabilities	10,455			10,078
Total liabilities	3,724,802			3,469,206

Shareholders' equity	343,946			276,861
	$ 4,068,748			$ 3,746,067

Net interest income on tax equivalent basis *		$ 47,266			$ 42,692

Tax equivalent adjustment		1,003			895

Net interest income		$ 46,263			$ 41,797

Net interest margin *			2.35%			2.37%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For the first six months of 2013, average interest earning assets increased to $4.02 billion, an increase of $421.0 million or 11.7% from first six months 2012.  The increase reflected increased average balances of loans and leases of $205.5 million or 11.7%, and increased average balances of investment securities of $422.5 million or 83.8%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits increased $233.9 million or 8.0%. Average savings and money market deposits increased $41.2 million or 9.1%. The Bank experienced growth in wealth management, merchant acquiring and other deposit categories, due to the acquisition of new customers.  Prepaid and healthcare deposit growth was significantly offset by the termination of higher cost relationships.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $15.0 million for the first six months of 2013 compared to $9.5 million for the first six months of 2012.  The $5.5 million increase in the provision primarily reflects the impact of two relationships, each with multiple loans.  The first was a commercial relationship with receivables and real estate collateral.  The second was a single residential construction relationship.    The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2013, our allowance for loan and lease losses amounted to $40.3 million or 2.05% of total loans as compared to $33.0 million or 1.74% of total loans at December 31, 2012.

Non-Interest Income. Non-interest income was $40.8 million in the first six months of 2013 compared to $22.7 million in the first six months of 2012 before gains on securities of $743,000 in the first six months of 2013. The $18.0 million or 79.2% increase between those respective periods reflected a $7.4 million or 45.9% increase in prepaid fees to $23.5 million for first six months 2013.  The increase resulted from an increased volume of transactions from current and new customers.    The gain on the sale of the loans, which is presented net of direct origination costs, was $7.9 million for the first six months of 2013.  This gain excludes $2.5 million of other departmental loan origination expenses.  Such income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed or SBA securities markets.  There were no loan sales in the first six months of 2012.  Service fees on deposit accounts increased $560,000 or 35.4% to $2.1 million for the first six months of 2013 from $1.6 million for the first six months of 2012 reflecting the institution of monthly service charges on certain health savings accounts.  Affinity fees increased $519,000 or 43.7% to $1.7 million for the first six months of 2013 from $1.2 milion for the first six months of 2012.  This increase resulted primarily from an additional affinity relationship.  Other non-interest income increased $1.5 million or 382.9% to $2.0 million for the first six months of 2013 from $404,000 in the first six months of 2012.  This increase reflected an increase of $424,000 in letter of credit fee income, a one-time fee of $300,000 related to a healthcare program contract and $290,000 in fees related to special processing services in the first six months of 2013.

Non-Interest Expense. Total non-interest expense was $52.1 million for the first six months of 2013, an increase of $9.2 million or 21.6% over $42.8 million for the first six months of 2012.  Salaries and employee benefits amounted to $25.9 million, an increase of $7.2 million or 38.4% over $18.7 million for the first six months of 2012.  The increase in salaries and employee benefits reflected staff additions and related expense for prepaid operations, compliance, commercial loan sales and SBA loans.   It also reflected average annual salary increases approximating 2% for our staff.    Depreciation and amortization increased $410,000 or 31.0% to $1.7 million in the first six months of 2013 from $1.3 million in the first six months of 2012 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $343,000 or 21.4% to $1.9 million in the first six months of 2013 from $1.6 million in the first six months of 2012 which reflected increased main office operations space and office space for European prepaid operations.  Audit expense increased $41,000 or 7.1% to $616,000 in the first six months of 2013 from $575,000 in the first six months of 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $267,000 or 23.4% to $1.4 million for the first six months of 2013 from $1.1 million the first six months of 2012.  Losses on sale and write downs on other real estate owned decreased $806,000 to $1.1 million in the first six months of 2013 from $1.9 million in the first six months of 2012 due to a decrease in losses on sale of other real estate and a decrease in write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $146,000 or 8.6% to $1.8 million for the first six months of 2013 from $1.7 million in the first six months of 2012, reflecting deposit growth.  Software expense increased $598,000 or 50.1% to $1.8 million in the first six months of 2013 from $1.2 million in the first six months of 2012 reflecting additional prepaid card and other information technology related expense.  Other real estate owned expense decreased $304,000 or 56.4% to $235,000 in the first six months of 2013 from $539,000 in the first six months of 2012.   Other non-interest expense increased $1.4 million or 18.5% to $8.8 million in the first six months of 2013 from $7.4 million in the first six months of 2012.  The $1.4 million increase reflected an increase of $413,000 in travel, $321,000 in consulting, $167,000 in prepaid card losses, $146,000 in commercial mortgage sales expense and $105,000 in SBA lending expense.  Of the $321,000 increase in consulting, $196,000 resulted from the commercial mortgage loan origination and sales department.

Income Taxes.  Income tax expense was $7.7 million for the first six months of 2013 compared to $4.4 million in the first six months of 2012, an increase of $3.3 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for the first six months of 2013 was 37.2% compared to 35.9% in first six months 2012.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first six months of 2013 was cash inflows from net increases in deposits, which were $137.4 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $392.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of June 30, 2013, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks.

Included in our cash and cash-equivalents at June 30, 2013 are $623.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $390.7 million for the year to date period ended June 30, 2013 and $130.6 million for the prior year to date period ended June 30, 2012 and funding for net loan growth, which was $97.8 million and $69.3 million, respectively.  We had outstanding commitments to fund loans, including unused lines of credit, of $518.0 million and $463.4 million as of June 30, 2013 and December 31, 2012, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 8.00%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2013 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of June 30, 2013
Bancorp	8.81%	14.45%	15.71%
The Bancorp Bank	6.82%	11.20%	12.46%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2012
Bancorp	10.00%	16.39%	17.64%
The Bancorp Bank	7.50%	11.91%	13.16%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

New Capital Rules

In July 2013, our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, the Bank and us will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations”, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that that both us and the Bank will be able to meet targeted capital ratios upon implementation of the revised requirements, as finalized.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2013. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 789,393	$ 271,886	$ 341,756	$ 238,233	$ 326,114
Investment securities	386,556	86,214	326,108	156,197	162,435
Interest earning deposits	622,989	-	-	-	-
Securities purchased under agreements to resell	40,240	-	-	-	-
Total interest earning assets	1,839,178	358,100	667,864	394,430	488,549

Interest bearing liabilities:
Demand and interest checking	1,860,265	149,106	149,106	-	-
Savings and money market	117,309	234,620	117,309	-	-
Time deposits	5,796	3,573	8,819	61	-
Securities sold under agreements to repurchase	19,059	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,015,830	387,299	275,234	61	-
Gap	$ (176,652)	$ (29,199)	$ 392,630	$ 394,369	$ 488,549
Cumulative gap	$ (176,652)	$ (205,851)	$ 186,779	$ 581,148	$ 1,069,697
Gap to assets ratio	-5%	*	10%	10%	13%
Cumulative gap to assets ratio	-5%	-5%	5%	15%	28%

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

Financial Condition

General.    Our total assets at June 30, 2013 were $3.90 billion, of which our total loans were $1.97 billion. At December 31, 2012 our total assets were $3.70 billion, of which our total loans were $1.90 billion.

Interest earning deposits and federal funds sold.  At June 30, 2013, we had a total of $623.0 million of interest earning deposits compared to $948.1 million at December 31, 2012 a decrease of $325.1 million or 34.3%.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $1.12 billion at June 30, 2013, an increase of $354.3 million or 46.4% from year-end 2012. The increase in investment securities was primarily a result of increased purchases of municipal and corporate bonds.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at June 30, 2013, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and two pooled trust preferred securities.

The $19.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the one bank senior note note was $5.0 million.

The $76.7 million of other debt securities – pooled are comprised of the following.  The two pooled trust preferred securities totaled $810,000 and were collateralized by bank trust preferred securities.  The book value for the securities comprised by diversified portfolios of corporate securities is $75.9 million.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2013 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,892	$ 2,000	$ 108	Not rated
Security B	3,214	2,868	(346)	Not rated
Security C	8,885	5,032	(3,853)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2013:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$ 658	$ 531	$ (127)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	153	184	31	Ca	***

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

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date June 30, 2013 and June 30, 2012 respectively, we recognized other-than-temporary impairment charges of $20,000 and $126,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at June 30, 2013 and $3.6 million at December 31, 2012.

Investment securities with a carrying value of $18.8 million at June 30, 2013 and $34.3 million at December 31, 2012, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.  Commercial loans held for sale increased to $49.4 million at June 30, 2013 from $11.3 million at December 31, 2012.

Loan portfolio. Total loans increased to $1.97 billion at June 30, 2013 from $1.90 billion at December 31, 2012.

The following table summarizes our loan portfolio not including loans held for sale by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2013	2012

Commercial	$ 481,537	$ 470,109
Commercial mortgage *	651,034	617,069
Construction	266,911	258,684
Total commercial loans	1,399,482	1,345,862
Direct lease financing	172,250	156,697
Residential mortgage	93,960	97,717
Consumer and other loans	295,576	296,915
	1,961,268	1,897,191
Unamortized loan fees and costs	6,114	5,663
Total loans, net of deferred loan fees and costs	$ 1,967,382	$ 1,902,854

Supplemental loan data:
Construction 1-4 family	$ 64,144	$ 60,343
Commercial construction, acquisition and development	202,767	198,341
	$ 266,911	$ 258,684

* At June 30, 2013, our owner-occupied loans amounted to $171.3 million, or 26.3% of commercial mortgages as compared to $172.5 million, or 28.0% at December 31, 2012.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 69% of the portfolio was reviewed at both June 30, 2013 and December 31, 2012.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 3,921	$ 3,005	$ -	$ 26,936	$ 33,862	$ 447,675	$ 481,537
Commercial mortgage	-	7,171	-	9,323	16,494	634,540	651,034
Construction	-	-	-	2,352	2,352	264,559	266,911
Direct lease financing	3,436	505	63	-	4,004	168,246	172,250
Consumer - other	330	51	692	1,116	2,189	249,110	251,299
Consumer - home equity	106	61	-	-	167	44,110	44,277
Residential mortgage	-	-	-	2,016	2,016	91,944	93,960
Unamortized costs	-	-	-	-	-	6,114	6,114
	$ 7,793	$ 10,793	$ 755	$ 41,743	$ 61,084	$ 1,906,298	$ 1,967,382

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the six months ended
	June 30,
	2013	2012

Ratio of the allowance for loan losses to total loans	2.05%	1.73%
Ratio of the allowance for loan losses to nonperforming loans (1)	94.77%	111.64%
Ratio of nonperforming assets to total assets (1)	1.26%	1.04%
Ratio of net charge-offs to average loans	0.39%	0.45%
Ratio of net charge-offs to average loans annualized	0.79%	0.89%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 2.05% at June 30, 2013 from 1.73% at June 30, 2012.  The increase reflected a higher reserve which further reflected increased reserves on specific loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 94.77% at June 30, 2013 from 111.64% at June 30, 2012 primarily as a result of increased non-performing loans.  The ratio of non-performing assets to total assets increased primarily as a result of increased non-performing loans for June 30, 2013 compared to the prior year.  Net charge-offs to average loans decreased to 0.39% for the six months ended June 30, 2013 from 0.45% for the six months ended June 30, 2012, primarily due to higher average loan balances.

Net charge-offs.  Net charge-offs were $7.8 million for the six months ended June 30, 2013, a decrease of $138,000 over net charge-offs for the same period of 2012.  The majority of the charge-offs in the first six months of 2013 were associated with seven commercial loans totaling $3.5 million and seven construction loan relationships totaling $4.4 million.

Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non-performing loans, other real estate owned and loans past due 90 days or more still accruing interest (in thousands).

	June 30,	June 30,	December 31,
	2013	2012	2012

Non-accrual loans
Construction	$ 2,352	$ 8,698	$ 4,538
Commercial mortgage	9,324	5,559	9,175
Commercial	26,935	9,536	10,459
Consumer	1,116	927	927
Residential	2,016	95	91
Total non-accrual loans	41,743	24,815	25,190

Loans past due 90 days or more	755	3,105	4,435
Total non-performing loans	42,498	27,920	29,625
Other real estate owned	6,308	4,919	4,241
Total non-performing assets	$ 48,806	$ 32,839	$ 33,866

The Company’s loans that were modified as of June 30, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	2	$ 1,287	$ 1,287	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,094	3,094	3	3,144	3,144
Construction	4	1,457	1,457	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	9	$ 5,838	$ 5,838	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 1,127	$ 160	$ -	$ 2,255	$ 161
Commercial mortgage	692	214	2,188	714	214	2,216
Construction	-	1,457	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$ 692	$ 2,798	$ 2,348	$ 714	$ 3,948	$ 2,377

The following table summarizes as of June 30, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	Number	Pre-modification recorded investment
Commercial	1	$ 161
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	1	$ 161

The following table provides information about impaired loans at June 30, 2013 and December 31, 2012:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2013
Without an allowance recorded
Construction	$ 1,899	$ 3,888	$ -	$ 1,654	$ -
Commercial mortgage	6,356	8,552	-	5,638	-
Commercial	6,782	6,782	-	5,709	-
Consumer - home equity	927	927	-	927	-
Residential	2,016	2,016	-	672	-
With an allowance recorded
Construction	453	588	90	1,650	-
Commercial mortgage	2,968	2,968	1,249	5,286	-
Commercial	20,153	21,907	7,302	12,223	-
Consumer - home equity	189	189	51	63	-
Residential	-	-	-	60	-
Total
Construction	$ 2,352	$ 4,476	$ 90	$ 3,304	$ -
Commercial mortgage	$ 9,324	$ 11,520	$ 1,249	$ 10,924	$ -
Commercial	$ 26,935	$ 28,689	$ 7,302	$ 17,932	$ -
Consumer - home equity	$ 1,116	$ 1,116	$ 51	$ 990	$ -
Residential	$ 2,016	$ 2,016	$ -	$ 732	$ -

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$ 4,814	$ 9,201	$ 1,273	$ 7,710	$ -
Commercial mortgage	$ 9,389	$ 11,536	$ 1,706	$ 6,796	$ -
Commercial	$ 10,620	$ 12,548	$ 4,069	$ 8,056	$ -
Consumer - home equity	$ 927	$ 927	$ -	$ 992	$ -
Residential	$ 91	$ 91	$ 69	$ 309	$ -

We had $41.7 million of non-accrual loans at June 30, 2013 compared to $25.2 million of non-accrual loans at December 31, 2012. The increase in non-accrual loans was primarily due to $30.9 million of loans placed on non-accrual status offset by $6.1 million of loan charge-offs, $3.8 million of loans transferred to other real estate owned and $4.5 million of loan payments.  Loans past due 90 days or more still accruing interest amounted to $755,000 at June 30, 2013 and $4.4 million at December 31, 2012. The $3.7 million decrease reflected $2.0 million of additions partially offset by $5.6 million of loans transferred to non-accrual status, $125,000 of loan payments.

We had $6.3 million of other real estate owned at June 30, 2013 compared to $4.2 million at December 31, 2012.  The increase in other real estate owned was primarily due to $3.8 million of additions which were partially offset by $694,000 of sales, $917,000 of write-downs and $148,000 of realized losses.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2013 and December 31, 2012:

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Risk Rating
Pass	$ 357,519	$ 335,563	$ 240,464	$ 247,214	$ 476,681	$ 489,615	$ 25,907	$ 28,495
Special Mention	5,010	6,788	4,348	-	28,621	23,200	-	1,175
Substandard	33,707	12,252	8,444	5,205	21,025	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	34,355	17,614	7,689	2,301	62,051	18,286	170	236
Unrated not subject to review *	50,946	97,892	5,966	3,964	62,656	76,264	65,867	67,720
Total	$ 481,537	$ 470,109	$ 266,911	$ 258,684	$ 651,034	$ 617,069	$ 93,960	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Risk Rating
Pass	$ 82,773	$ 89,128	$ 63,405	$ 52,241	$ -	$ -	$ 1,246,749	$ 1,242,256
Special Mention	1,359	99	-	-	-	-	39,338	31,262
Substandard	2,521	3,626	34	69	-	-	67,747	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	7,784	4,593	-	3,337	-	-	112,049	46,367
Unrated not subject to review *	201,139	199,469	108,811	101,050	6,114	5,663	501,499	552,022
Total	$ 295,576	$ 296,915	$ 172,250	$ 156,697	$ 6,114	$ 5,663	$ 1,967,382	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 69% at June 30, 2013 and approximately 69% at December 31, 2012.    This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Premises and equipment, net.  Premises and equipment amounted to $13.7 million at June 30, 2013 compared to $10.4 million at December 31, 2012.  The increase resulted primarily from computer equipment purchases.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At June 30, 2013, we had total deposits of $3.5 billion compared to $3.31 billion at December 31, 2012, an increase of $137.4 million or 4.1%, which was primarily the result of growth in prepaid and wealth management accounts.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2013		December 31, 2012
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand and interest checking	$ 3,170,543	0.24%	$ 2,666,493	0.29%
Savings and money market	494,383	0.45%	455,860	0.53%
Time	19,607	1.03%	26,624	1.34%
Total deposits	$ 3,684,533	0.27%	$ 3,148,977	0.33%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2013 and December 31, 2012.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of June 30, 2013 and December 31, 2012.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $49.1 million at June 30, 2013 compared to $17.7 million at December 31, 2012, representing an increase of $31.4 million.  The increase resulted primarily from securities purchases in process.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC
(Registrant)

August 9, 2013	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 9, 2013	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Form of Stock Option Award Agreement under the 2013 Plan

10.2	Form of Stock Award Award Agreement under the 2013 Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.