Form 10-Q
period 2013-09-30
Bancorp, Inc.
filed 2013-11-06
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2013

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

As of November 6, 2013 there were 37,720,945 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 32,026	$ 19,981
Interest earning deposits at Federal Reserve Bank	657,618	948,111
Securities purchased under agreements to resell	40,811	-
Total cash and cash equivalents	730,455	968,092

Investment securities, available-for-sale, at fair value	1,083,154	718,065
Investment securities, held-to-maturity (fair value $94,806 and $41,008, respectively)	97,459	45,179
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,621
Commercial loans held for sale	25,557	11,341
Loans, net of deferred loan fees and costs	1,991,455	1,902,854
Allowance for loan and lease losses	(39,151)	(33,040)
Loans, net	1,952,304	1,869,814
Premises and equipment, net	14,252	10,368
Accrued interest receivable	12,556	9,857
Intangible assets, net	6,253	7,004
Other real estate owned	20,111	4,241
Deferred tax asset, net	26,434	22,789
Other assets	28,538	29,288
Total assets	$ 4,000,282	$ 3,699,659

LIABILITIES
Deposits
Demand and interest checking	$ 3,050,167	$ 2,775,207
Savings and money market	504,447	517,098
Time deposits	9,920	12,582
Time deposits, $100,000 and over	4,683	8,334
Total deposits	3,569,217	3,313,221

Securities sold under agreements to repurchase	22,057	18,548
Accrued interest payable	73	103
Subordinated debenture	13,401	13,401
Other liabilities	42,201	17,709
Total liabilities	3,646,949	3,362,982

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,720,945 and 37,246,655
shares issued at at September 30, 2013 and December 31, 2012, respectively	37,721	37,247
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	292,715	282,708
Retained earnings	20,291	7,347
Accumulated other comprehensive income	3,472	10,241
Total shareholders' equity	353,333	336,677

Total liabilities and shareholders' equity	$ 4,000,282	$ 3,699,659

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,845	$ 19,787	$ 62,075	$ 57,993
Interest on investment securities:
Taxable interest	4,057	3,507	11,345	10,068
Tax-exempt interest	1,326	709	2,924	2,114
Federal funds sold/securities purchased under agreements to resell	157	-	279	-
Interest bearing deposits	438	356	1,781	2,014
	26,823	24,359	78,404	72,189
Interest expense
Deposits	2,578	2,556	7,552	8,104
Securities sold under agreements to repurchase	13	24	39	75
Subordinated debenture	115	218	433	652
	2,706	2,798	8,024	8,831
Net interest income	24,117	21,561	70,380	63,358
Provision for loan and lease losses	8,000	5,540	23,000	15,047
Net interest income after provision for loan and lease losses	16,117	16,021	47,380	48,311

Non-interest income
Service fees on deposit accounts	1,286	928	3,430	2,512
Card payment and ACH processing fees	1,027	740	2,940	2,222
Prepaid card fees	10,177	7,459	33,682	23,570
Gain on sale of loans	4,739	-	12,665	-
Gain on sales of investment securities	42	107	785	107
Other than temporary impairment on securities held-to-maturity	-	-	(20)	(126)
Leasing income	624	552	1,853	2,345
Debit card income	158	98	555	402
Affinity fees	722	792	2,428	1,979
Other	827	557	2,778	961
Total non-interest income	19,602	11,233	61,096	33,972

Non-interest expense
Salaries and employee benefits	13,766	9,991	39,670	28,706
Depreciation and amortization	934	692	2,665	2,013
Rent and related occupancy cost	1,041	898	2,986	2,500
Data processing expense	2,783	2,547	8,186	7,915
Printing and supplies	369	422	1,238	1,336
Audit expense	347	284	963	859
Legal expense	1,522	1,243	2,932	2,386
Amortization of intangible assets	250	250	750	750
Losses on sale and write downs on other real estate owned	403	533	1,469	2,405
FDIC insurance	895	716	2,729	2,404
Software	938	551	2,729	1,744
Other real estate owned expense	286	(30)	521	509
Other	5,363	3,801	14,125	11,197
Total non-interest expense	28,897	21,898	80,963	64,724
Income before income tax	6,822	5,356	27,513	17,559
Income tax provision	2,034	1,795	9,727	6,172
Net income	$ 4,788	$ 3,561	$ 17,786	$ 11,387
Net income per share - basic	$ 0.13	$ 0.11	$ 0.48	$ 0.34
Net income per share - diluted	$ 0.13	$ 0.11	$ 0.47	$ 0.34

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2013	2012
	(in thousands)
Net income	$ 17,786	$ 11,387
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	(9,717)	6,403
Reclassification adjustments for gains included in income	(785)	(27)
Amortization of losses previously held as available-for-sale	87	8
Net unrealized gain/(loss) on investment securities	(10,415)	6,384

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	(3,401)	2,232
Reclassification adjustments for gains included in income	(275)	-
Amortization of losses previously held as available-for-sale	30	3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,646)	2,235

Other comprehensive income (loss), net of tax and reclassifications into net income	(6,769)	4,149
Comprehensive income	$ 11,017	$ 15,536

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2013

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2013	37,246,655	$ 37,247	$ (866)	$ 282,708	$ 7,347	$ 10,241	$ 336,677
Net income					17,786		17,786
Issuance of common stock	175,790	176	-	1,453	-	-	1,629
Common stock issued from option exercises,
net of tax benefits	158,272	158	-	1,495	-	-	1,653
Common stock issued from option exercises,
cashless exercise, net of tax benefits	140,228	140	-	4,702	(4,842)	-	-
Stock-based compensation	-	-	-	2,357	-	-	2,357
Other comprehensive loss net of							-
reclassification adjustments and tax	-	-	-	-	-	(6,769)	(6,769)

Balance at September 30, 2013	37,720,945	$ 37,721	$ (866)	$ 292,715	$ 20,291	$ 3,472	$ 353,333

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the nine months
	ended September 30,
	2013	2012
Operating activities
Net income	$ 17,786	$ 11,387
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,341	3,258
Provision for loan and lease losses	23,000	15,047
Net amortization of investment securities discounts/premiums	4,660	1,360
Stock-based compensation expense	2,357	1,872
Loans originated for sale	(189,327)	(8,047)
Sale of loans originated for resale	215,092	237
Gain on sales of loans originated for resale	(12,665)	(160)
Loss (gain) on sales of fixed assets	1	(29)
Other than temporary impairment on securities held-to-maturity	20	126
Losses on sale and write downs on other real estate owned	1,469	2,405
Gain on sales of investment securities	(785)	(107)
Increase in accrued interest receivable	(2,699)	(1,585)
Decrease in interest payable	(30)	(23)
Decrease (increase) in other assets	808	(4,691)
Increase in other liabilities	16,190	711
Net cash provided by operating activities	80,218	21,761

Investing activities
Purchase of investment securities available-for-sale	(607,528)	(282,669)
Purchase of securities held-to-maturity	(52,899)	-
Proceeds from sale of investment securities available-for-sale	61,962	6,297
Proceeds from prepayments of securities held-to-maturity	606	-
Proceeds from redemptions and prepayments of securities available-for-sale	174,895	90,951
Proceeds from sale of other real estate owned	1,980	5,157
Net increase in loans	(152,124)	(126,930)
Proceeds from sale of premises and equipment	99	171
Purchases of premises and equipment	(6,649)	(3,599)
Net cash used in investing activities	(579,658)	(310,622)

Financing activities
Net increase in deposits	255,996	98,624
Net increase (decrease) in securities sold under agreements to repurchase	3,509	(14,375)
Proceeds from issuance of common stock	1,629	-
Proceeds from the exercise of options	1,653	98
Excess tax benefit from share-based payment arrangements	(984)	(2)
Net cash provided by financing activities	261,803	84,345

Net decrease in cash and cash equivalents	(237,637)	(204,516)

Cash and cash equivalents, beginning of period	968,092	749,174

Cash and cash equivalents, end of period	$ 730,455	$ 544,658

Supplemental disclosure:
Interest paid	$ 8,054	$ 8,854
Taxes paid	$ 11,445	$ 8,367
Transfers of loans to other real estate owned	$ 19,318	$ 3,222
Transfers of loans to held for sale	$ 27,316	$ -

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and other banking services nationally, which include prepaid debit cards, health savings accounts, institutional banking and private label banking. In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers e-money (prepaid card) issuing services.  The principal medium for the delivery of the Company’s banking services is the Internet.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K report). The results of operations for the nine month period ended September 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) Topic 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC Topic 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2013, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 20, 2013, incorporated therein by reference.

The Company granted 215,000 common stock options in the first quarter of 2013, 35,000 common stock options with a vesting period of one year and 180,000 common stock options with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85. During the first quarter of 2012, the Company granted 500,000 common stock options, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06.  There were 605,494 common stock options exercised for the nine month period ended September 30, 2013 and 7,500 common stock options exercised for the nine month period ended September 30, 2012.  The total intrinsic value of the options exercised during the nine months ended September 30, 2013 and 2012 was $523,000 and $14,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2013	2012
Risk-free interest rate	1.86%	1.97%
Expected dividend yield	-	-
Expected volatility	55.65%	72.90%
Expected lives (years)	4.19	4.83

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC Topic 718, Stock Based Compensation, stock based compensation expense for the nine month period ended September 30, 2013 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2013	3,045,493	$ 9.90
Granted	215,000	10.45
Exercised	(605,494)	10.73
Expired	-	-
Forfeited	(23,125)	9.62
Outstanding at September 30, 2013	2,631,874	$ 9.76	5.21
Exercisable at September 30, 2013	1,531,999	$ 10.44	5.53	$ 11,187,174

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in the first quarter of 2013.  There were no restricted stock units granted in 2012.

A summary of the status of the Company’s restricted stock units is presented below.

Average
remaining
		Weighted-	contractual
		average	term
	Shares	price	(years)
Outstanding at January 1, 2013	-
Granted	197,841	$ 10.46	3.3
Exercised	-	-	-
Expired/forfeited	-	-	-
Outstanding at September 30, 2013	197,841	$ 10.46	3.3

As of September 30, 2013, there was a total of $5.9 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.7 years.  Related compensation expense for the nine months ended September 30, 2013 and 2012 was $2.5 million and $1.9 million respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 4,788	37,440,838	$ 0.13
Effect of dilutive securities
Common stock options	-	842,479	-
Diluted earnings per share
Net income available to common shareholders	$ 4,788	38,283,317	$ 0.13

Stock options for 13,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at September 30, 2013 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 17,786	37,359,230	$ 0.48
Effect of dilutive securities
Common stock options	-	618,878	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 17,786	37,978,108	$ 0.47

Stock options for 473,750 shares exercisable at prices between $15.94 and $25.43 per share, were outstanding at September 30, 2013 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price.

	For the three months ended
	September 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 3,561	33,105,194	$ 0.11
Effect of dilutive securities
Common stock options	-	67,658	-
Diluted earnings per share
Net income available to common shareholders	$ 3,561	33,172,852	$ 0.11

Stock options for 1,528,367 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at September 30, 2012 but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 11,387	33,101,281	$ 0.34
Effect of dilutive securities
Common stock options	-	32,026	-
Diluted earnings per share
Net income available to common shareholders	$ 11,387	33,133,307	$ 0.34

Stock options for 1,528,367 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at September 30, 2012 but were not included in the dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

Available-for-sale	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 14,299	$ 68	$ -	$ 14,367
Federally insured student loan securities	148,940	718	(622)	149,036
Tax-exempt obligations of states and political subdivisions	348,069	3,190	(1,208)	350,051
Taxable obligations of states and political subdivisions	81,424	1,701	(490)	82,635
Residential mortgage-backed securities	228,645	1,928	(1,071)	229,502
Commercial mortgage-backed securities	93,880	3,118	(288)	96,710
Corporate and other debt securities	161,484	609	(1,240)	160,853
	$ 1,076,741	$ 11,332	$ (4,919)	$ 1,083,154

Held-to-maturity	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,022	$ 292	$ (4,179)	$ 17,135
Other debt securities - pooled	76,437	1,320	(86)	77,671
	$ 97,459	$ 1,612	$ (4,265)	$ 94,806

Available-for-sale	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 7,255	$ 245	$ -	$ 7,500
Federally insured student loan securities	142,851	1,002	(83)	143,770
Tax-exempt obligations of states and political subdivisions	112,393	5,314	(2)	117,705
Taxable obligations of states and political subdivisions	38,291	3,118	(21)	41,388
Residential mortgage-backed securities	275,197	3,389	(779)	277,807
Commercial mortgage-backed securities	92,765	4,298	(32)	97,031
Corporate and other debt securities	32,399	769	(304)	32,864
	$ 701,151	$ 18,135	$ (1,221)	$ 718,065

Held-to-maturity	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 18,980	$ 218	$ (4,241)	$ 14,957
Other debt securities - pooled	26,199	36	(184)	26,051
	$ 45,179	$ 254	$ (4,425)	$ 41,008

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at September 30, 2013 and $3.6 million at December 31, 2012.

The amortized cost and fair value of the Company’s investment securities at September 30, 2013, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 111,263	$ 111,303	$ -	$ -
Due after one year through five years	365,446	367,797	-	-
Due after five years through ten years	146,470	146,833	10,230	10,082
Due after ten years	453,562	457,221	87,229	84,724
	$ 1,076,741	$ 1,083,154	$ 97,459	$ 94,806

At September 30, 2013 and December 31, 2012, investment securities with a book value of approximately $24.8 million and $34.3 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2013 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 7,479	$ -	$ -	$ -	$ 7,479	$ -
Federally insured student loan securities	8	53,262	(602)	2,020	(20)	55,282	(622)
Tax-exempt obligations of states and
political subdivisions	201	137,141	(1,208)	-	-	137,141	(1,208)
Taxable obligations of states and
political subdivisions	52	47,138	(479)	1,819	(11)	48,957	(490)
Residential mortgage-backed securities	30	124,240	(1,031)	12,781	(40)	137,021	(1,071)
Commercial mortgage-backed securities	19	27,314	(262)	3,361	(26)	30,675	(288)
Corporate and other debt securities	109	103,996	(1,044)	5,261	(196)	109,257	(1,240)
Total temporarily impaired
investment securities	423	$ 500,570	$ (4,626)	$ 25,242	$ (293)	$ 525,812	$ (4,919)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,925	$ (4,179)	$ 7,925	$ (4,179)
Pooled	1	-	-	363	(86)	363	(86)
Total temporarily impaired
investment securities	3	$ -	$ -	$ 8,288	$ (4,265)	$ 8,288	$ (4,265)

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

Other securities, included in the held-to-maturity classification at September 30, 2013, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and two pooled trust preferred securities.

The $21.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior note was $7.0 million.

The $76.4 million of other debt securities – pooled are comprised of the following.  The two pooled trust preferred securities totaled $603,000 and were collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.8 million.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company recognized other-than-temporary impairment charges of $20,000 on one trust preferred pooled security in the first nine months of 2013. The Company recognized other-than-temporary impairment charges of $126,000 on one trust preferred pooled security in the first nine months of 2012. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes four single issuer trust preferred securities and two pooled trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

At September 30, 2013 the Company had $25.6 million of loans held for sale, which were originated for sale either to institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected  fair value treatment for these loans and, during the nine months ended Septembrer 30, 2013, the Company recognized a related fair value gain of $2.4 million.  In the nine months ended September 30, 2013 the Company recognized $10.3 million in gains upon the sale of loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2013	2012

Commercial	$ 470,072	$ 470,109
Commercial mortgage *	654,456	617,069
Construction	255,272	258,684
Total commercial loans	1,379,800	1,345,862
Direct lease financing	177,797	156,697
Residential mortgage	94,564	97,717
Consumer and other loans	332,427	296,915
	1,984,588	1,897,191
Unamortized loan fees and costs	6,867	5,663
Total loans, net of deferred loan fees and costs	$ 1,991,455	$ 1,902,854

Supplemental loan data:
Construction 1-4 family	$ 60,989	$ 60,343
Commercial construction, acquisition and development	194,283	198,341
	$ 255,272	$ 258,684

* At September 30, 2013, our owner-occupied loans amounted to $181.2 million, or 27.7% of commercial mortgages compared to $172.5 million, or 28.0% at December 31, 2012.

The following table provides information about impaired loans at September 30, 2013 and December 31, 2012 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2013
Without an allowance recorded
Construction	$ 1,466	$ 1,992	$ -	$ 1,607	$ -
Commercial mortgage	4,638	4,638	-	5,388	-
Commercial	8,922	11,032	-	6,513	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	798	-
With an allowance recorded
Construction	6,676	6,676	3,906	2,906	-
Commercial mortgage	2,942	2,942	1,223	4,700	-
Commercial	20,833	21,262	7,310	14,375	-
Consumer - home equity	330	330	36	129	-
Residential	841	841	84	256	-
Total
Construction	$ 8,142	$ 8,668	$ 3,906	$ 4,513	$ -
Commercial mortgage	$ 7,580	$ 7,580	$ 1,223	$ 10,088	$ -
Commercial	$ 29,755	$ 32,294	$ 7,310	$ 20,888	$ -
Consumer - home equity	$ 1,257	$ 1,257	$ 36	$ 1,056	$ -
Residential	$ 2,016	$ 2,016	$ 84	$ 1,054	$ -

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$ 4,814	$ 9,201	$ 1,273	$ 7,710	$ -
Commercial mortgage	$ 9,389	$ 11,536	$ 1,706	$ 6,796	$ -
Commercial	$ 10,620	$ 12,548	$ 4,069	$ 8,056	$ -
Consumer - home equity	$ 927	$ 927	$ -	$ 992	$ -
Residential	$ 91	$ 91	$ 69	$ 309	$ -

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2013, September 30, 2012, or December 31, 2012) (in thousands):

	September 30,	September 30,	December 31,
	2013	2012	2012

Non-accrual loans
Construction	$ 8,142	$ 8,886	$ 4,538
Commercial mortgage	7,580	8,894	9,175
Commercial	29,755	7,654	10,459
Consumer	1,257	927	927
Residential	2,016	93	91
Total non-accrual loans	48,750	26,454	25,190

Loans past due 90 days or more	204	3,861	4,435
Total non-performing loans	48,954	30,315	29,625
Other real estate owned	20,111	3,065	4,241
Total non-performing assets	$ 69,065	$ 33,380	$ 33,866

The Company’s loans that were modified as of September 30, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	-	$ -	$ -	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,069	3,069	3	3,144	3,144
Construction	2	683	683	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	5	$ 3,752	$ 3,752	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  September 30, 2013 and  December 31, 2012  (dollars in thousands):

	September 30, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ -	$ -	$ -	$ 2,255	$ 161
Commercial mortgage	681	214	2,174	714	214	2,216
Construction	-	683	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$ 681	$ 897	$ 2,174	$ 714	$ 3,948	$ 2,377

The following table summarizes as of September 30, 2013 loans that were restructured within the last 12 months that have subsequently defaulted (dollars in thousands):

	Number	Pre-modification recorded investment
Commercial	-	$ -
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	-	$ -

As of September 30, 2013 and December 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
September 30, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(7,040)	(4,853)	(5,440)	(54)	(397)	-		(17,784)
Recoveries	41	16	766	-	64	8		895
Provision (credit)	10,371	6,190	7,893	(864)	(215)	84	(459)	23,000
Ending balance	$ 15,616	$ 7,576	$ 12,724	$ 1,171	$ 1,251	$ 331	$ 482	$ 39,151

Ending balance: Individually
evaluated for impairment	$ 7,310	$ 1,223	$ 3,906	$ 84	$ 36	$ -	$ -	$ 12,559

Ending balance: Collectively
evaluated for impairment	$ 8,306	$ 6,353	$ 8,818	$ 1,087	$ 1,215	$ 331	$ 482	$ 26,592

Loans:
Ending balance	$ 470,072	$ 654,456	$ 255,272	$ 94,564	$ 332,427	$ 177,797	$ 6,867	$ 1,991,455

Ending balance: Individually
evaluated for impairment	$ 29,755	$ 7,580	$ 8,142	$ 2,016	$ 1,257	$ -	$ -	$ 48,750

Ending balance: Collectively
evaluated for impairment	$ 440,317	$ 646,876	$ 247,130	$ 92,548	$ 331,170	$ 177,797	$ 6,867	$ 1,942,705

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision (credit)	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040

Ending balance: Individually
evaluated for impairment	$ 4,069	$ 1,706	$ 1,273	$ 69	$ -	$ -	$ -	$ 7,117

Ending balance: Collectively
evaluated for impairment	$ 8,175	$ 4,517	$ 8,232	$ 2,020	$ 1,799	$ 239	$ 941	$ 25,923

Loans:
Ending balance	$ 470,109	$ 617,069	$ 258,684	$ 97,717	$ 296,915	$ 156,697	$ 5,663	$ 1,902,854

Ending balance: Individually
evaluated for impairment	$ 10,620	$ 9,389	$ 4,814	$ 91	$ 927	$ -	$ -	$ 25,841

Ending balance: Collectively
evaluated for impairment	$ 459,489	$ 607,680	$ 253,870	$ 97,626	$ 295,988	$ 156,697	$ 5,663	$ 1,877,013

		Commercial		Residential		Direct lease
Nine months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
September 30, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(3,487)	(2,466)	(6,931)	-	(299)	(87)	-	(13,270)
Recoveries	505	1,028	95	85	-	13	-	1,726
Provision (credit)	1,843	476	12,544	81	626	(25)	(498)	15,047
Ending balance	$ 9,075	$ 8,312	$ 11,060	$ 2,256	$ 1,673	$ 155	$ 540	$ 33,071

Ending balance: Individually
evaluated for impairment	$ 1,884	$ 4,028	$ 4,899	$ 71	$ -	$ -	$ -	$ 10,882

Ending balance: Collectively
evaluated for impairment	$ 7,191	$ 4,284	$ 6,161	$ 2,185	$ 1,673	$ 155	$ 540	$ 22,189

Loans:
Ending balance	$ 453,444	$ 614,410	$ 263,726	$ 97,589	$ 276,427	$ 146,728	$ 4,668	$ 1,856,992

Ending balance: Individually
evaluated for impairment	$ 7,654	$ 11,324	$ 9,162	$ 93	$ 927	$ -	$ -	$ 29,160

Ending balance: Collectively
evaluated for impairment	$ 445,790	$ 603,086	$ 254,564	$ 97,496	$ 275,500	$ 146,728	$ 4,668	$ 1,827,832

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2013 or December 31, 2012.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 739	$ -	$ -	$ 29,755	$ 30,494	$ 439,578	$ 470,072
Commercial mortgage	-	-	-	7,580	7,580	646,876	654,456
Construction	-	-	-	8,142	8,142	247,130	255,272
Direct lease financing	3,390	757	204	-	4,351	173,446	177,797
Consumer - other	425	-	-	1,257	1,682	286,468	288,150
Consumer - home equity	2	52	-	-	54	44,223	44,277
Residential mortgage	-	-	-	2,016	2,016	92,548	94,564
Unamortized loan fees and costs	-	-	-	-	-	6,867	6,867
	$ 4,556	$ 809	$ 204	$ 48,750	$ 54,319	$ 1,937,136	$ 1,991,455

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized loan fees and costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Risk Rating
Pass	$ 368,575	$ 335,563	$ 240,688	$ 247,214	$ 561,697	$ 489,615	$ 25,859	$ 28,495
Special Mention	149	6,788	-	-	-	23,200	-	1,175
Substandard	29,871	12,252	8,142	5,205	7,580	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	21,434	17,614	731	2,301	20,922	18,286	169	236
Unrated not subject to review *	50,043	97,892	5,711	3,964	64,257	76,264	66,520	67,720
Total	$ 470,072	$ 470,109	$ 255,272	$ 258,684	$ 654,456	$ 617,069	$ 94,564	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Risk Rating
Pass	$ 89,975	$ 89,128	$ 60,493	$ 52,241	$ -	$ -	$ 1,347,287	$ 1,242,256
Special Mention	1,358	99	-	-	-	-	1,507	31,262
Substandard	1,356	3,626	-	69	-	-	48,965	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	27,247	4,593	11,392	3,337	-	-	81,895	46,367
Unrated not subject to review *	212,491	199,469	105,912	101,050	6,867	5,663	511,801	552,022
Total	$ 332,427	$ 296,915	$ 177,797	$ 156,697	$ 6,867	$ 5,663	$ 1,991,455	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 70% at  September 30, 2013 and approximately 69% at December 31, 2012.    This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $77,000 for the none months ended September 30, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense for the nine months ended September 30, 2013 was $78,000 and $43,000 for the nine months ended September 30, 2012.

The Bank maintains deposits for various affiliated companies totaling approximately $37.9 million and $88.8 million as of September 30, 2013 and December 31, 2012, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2013, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At September 30, 2013, loans to these related parties amounted to $71.4 million as compared to $31.4 million at December 31, 2012.  Of the $71.4 million loan balance at September 30, 2013, $40.2 million was secured by G.N.M.A certificates.

The Company executed security transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest and also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of PrinceRidge.  For the nine months ended September 30, 2013,  $62.1 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent security advisor.  Of that total, $11.3 million was a residential mortgage-backed security and $50.8 million were two pools of highly diversified corporate debt.  In third quarter 2013, the Bank also purchased $5.3 million of AAA government guaranteed CRA investments from Princeridge.    The Company did not pay a separate fee or commission to PrinceRidge. The Company does not have information as to PrinceRidge’s actual profits or losses. All of the purchased securities were classified as available for sale, except for the $50.8 million of highly diversified corporate debt, which was classified as held to maturity.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $730.5 million and $968.1 million as of September 30, 2013 and December 31, 2012, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2013 and December 31, 2012 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

The estimated fair values of demand deposits (i.e. interest-and noninterest-bearing checking accounts, savings, and certain types of demand and money market accounts) are equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2013, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	September 30, 2013
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$ 730,455	$ 730,455	$ 730,455	$ -	$ -
Investment securities available-for-sale	1,083,154	1,083,154	-	1,082,588	566
Investment securities held-to-maturity	97,459	94,806	-	-	94,806
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	3,209	-	-
Commercial loans held for sale	25,557	25,557	-	-	25,557
Loans, net	1,991,455	1,991,080	-	-	1,991,080
Demand and interest checking	3,050,167	3,050,167	3,050,167	-	-
Savings and money market	504,447	504,447	504,447	-	-
Time deposits	14,603	14,550	-	-	14,550
Subordinated debenture	13,401	7,934	-	-	7,934
Securities sold under agreements to repurchase	22,057	22,057	22,057	-	-
Interest rate swaps	(351)	(351)	-	(351)	-
Accrued interest payable	73	73	73	-	-

	December 31, 2012
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents	$ 968,092	$ 968,092	$ 968,092	$ -	$ -
Investment securities available-for-sale	718,065	718,065	-	717,468	597
Investment securities held-to-maturity	45,179	41,008	-	-	41,008
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	3,621	3,621	-	-
Commercial loans held for sale	11,341	11,341	-	-	11,341
Loans, net	1,902,854	1,900,191	-	-	1,900,191
Demand and interest checking	2,775,207	2,775,207	2,775,207	-	-
Savings and money market	517,098	517,098	517,098	-	-
Time deposits	20,916	20,985	-	-	20,985
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	18,548	18,548	18,548	-	-
Interest rate swaps	45	45	-	45	-
Accrued interest payable	103	103	103	-	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Assets
Investment securities available for sale:
U.S. Government agency securities	$ 14,367	$ -	$ 14,367	$ -
Federally insured student loan securities	149,036	-	149,036	-
Obligations of states and political subdivisions	432,686	-	432,686	-
Residential mortgage-backed securities	229,502	-	229,502	-
Commercial mortgage-backed securities	96,710	-	96,710	-
Other debt securities	160,853	-	160,287	566
Total investment securities available for sale	1,083,154	-	1,082,588	566
Loans:
Loans held for sale	25,557	-	-	25,557
Total assets	1,108,711	-	1,082,588	26,123

Liabilities
Other liabilities:
Derivative instrument -interest rate swaps	351	-	351	-
Total liabilities	$ 351	$ -	$ 351	$ -

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets
Investment securities available for sale
U.S. Government agency securities	$ 7,500	$ -	$ 7,500	$ -
Federally insured student loan securities	143,770	-	143,770	-
Obligations of states and political subdivisions	159,093	-	159,093	-
Residential mortgage-backed securities	277,807	-	277,807	-
Commercial mortgage-backed securities	97,031	-	97,031	-
Other debt securities	32,864	-	32,267	597
Total investment securities available for sale	718,065	-	717,468	597
Loans:
Loans held for sale	11,341	-	-	11,341
Other assets:
Derivative instrument -interest rate swaps	45	-	45	-
Total assets	$ 729,451	$ -	$ 717,513	$ 11,938

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Held-for-sale
	securities		loans
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Beginning balance	$ 597	$ 630	$ 11,341	$ -
Transfers into level 3	-	-	27,316	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(1)	(2)	1,028	376
Included in other comprehensive income	26	20	-	-
Purchases, issuances, and settlements
Purchases	-	-		-
Issuances	-	-	189,327	28,876
Sales	-	-	(203,455)	(17,911)
Settlements	(56)	(51)	-	-
Ending balance	$ 566	$ 597	$ 25,557	$ 11,341

The other debt securities included in level 3 at September 30, 2013 and December 31, 2012 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 48,750	$ -	$ -	$ 48,750
Other real estate owned	20,111	-	-	20,111
Intangible assets	6,253			6,253
	$ 75,114	$ -	$ -	$ 75,114

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 25,841	$ -	$ -	$ 25,841
Other real estate owned	4,241	-	-	4,241
Intangible assets	7,004	-	-	7,004
	$ 37,086	$ -	$ -	$ 37,086

At September 30, 2013, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $48.8 million through specific reserves and other write downs of $12.6 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at September 30, 2013 were troubled debt restructured loans with a balance of $3.8 million which have specific reserves of $1.2 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of September 30, 2013, the Company entered into three interest rate swap agreements with an aggregate notional amount of $12.8 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).    The Company recorded income of $1.7 million for the nine months ended September 30, 2013 to recognize fair value on derivative instruments.  The amount payable by the Company under these swap agreements was $365,000 at September 30, 2013.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2013 are summarized below (in thousands):

	September 30, 2013
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
September 12, 2023	$ 3,400	3.14%	0.26%	$ (120)
September 19, 2023	5,600	3.02%	0.25%	(138)
September 20, 2023	3,800	3.02%	0.25%	(93)
Total	$ 12,800			$ (351)

Note 10. Intangible Assets

On November 29, 2012, the Company acquired software and personnel of a e-money (prepaid) program manager in Europe for approximately $1.8 million.  Accordingly, the Company has established a European payment solutions presence which will facilitate European processing for its existing customers.  The Company has preliminarily allocated the purchase price to identified proprietary internal use software and expects to complete its accounting for this business combination during the fourth quarter of 2013.

The Company accounts for its customer list in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of September 30, 2013 the accumulated amortization was  $5.8  million.  For both 2013 and 2012, amortization expense for the third quarter was $250,000 and for the nine months was $750,000.

Note 11. Subsequent Events

The Company evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Regionally, we focus on providing our banking services directly to retail and commercial customers in the Philadelphia-Wilmington metropolitan area, consisting of the 12 counties surrounding Philadelphia, Pennsylvania and Wilmington, Delaware  including Philadelphia, Delaware, Chester, Montgomery, Bucks and Lehigh Counties in Pennsylvania, New Castle County in Delaware and Mercer, Burlington, Camden, Ocean and Cape May Counties in New Jersey. We believe that changes over the past ten years in this market have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in and with decision-making authority based in the Philadelphia-Wilmington area. We believe that our presence in the area provides us with insights as to the local market and, as a result, with the ability to tailor our products and services, and especially the structure of our loans, more closely to the needs of our targeted customers. We seek to develop overall banking relationships with our targeted customers so that our lending operations serve as a generator of deposits and our deposit relationships serve as a source of loan assets. We believe that our regional presence also allows us to oversee and further develop our existing customer relationships.

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

In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers e-money (prepaid card) issuing services.

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

Results of Operations

Third quarter 2013 to third quarter 2012

Net Income:  Net income for the third quarter of 2013 was  $4.8 million, compared to $3.6 million for the third quarter of 2012. The $1.2 million, or 34.5%, increase reflected a $2.6 million increase in net interest income and an $8.4 million increase in non-interest income (excluding security gains) which were partially offset by a $7.0 million increase in non-interest expense and a $2.5 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $19.6 million in third quarter 2013 from $11.1 million in third quarter 2012, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain retirement accounts.  The gain on the sale of loans, which is presented net of direct origination costs, was $4.7  million for the third quarter of 2013.  This gain was partially offset by approximately $1.6 million of departmental loan origination expenses reflected in non-interest expense.  Net interest income increased to $24.1 million from $21.6 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $2.5 million to $8.0 million in third quarter 2013, compared to $5.5 million in third quarter 2012 primarily due to the impact of higher loan chargeoffs in the third quarter of 2013.  Diluted earnings per share were $0.13 in third quarter 2013 compared to $0.11 in the third quarter of 2012.  Return on average assets was  0.48% and return on average equity was 5.52% for the third quarter of 2013, as compared to 0.46% and 4.97%, respectively, for the third quarter of 2012.

Net Interest Income:  Our net interest income for third quarter 2013 increased to $24.1 million, an increase of $2.6 million or 11.9% from $21.6 million in third quarter 2012. Our interest income for third quarter 2013 increased to $26.8 million, an increase of $2.5 million or 10.1% from $24.4 million for third quarter 2012.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $2.06 billion for third quarter 2013 from $1.84 billion for third quarter 2012, while related interest income increased $1.1 million.  Our average investment securities increased to $1.14 billion for third quarter 2013 from $625.3 million for third quarter 2012, while related interest income increased $1.2 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for third quarter 2013 decreased to 2.53% from 2.90% in the third quarter of 2012, a decrease of 37 basis points.  The decrease in the net interest margin resulted primarily from lower yields on our loan and investment securities portfolios.  In third quarter 2013, the average yield on our loans decreased to 4.06% from 4.30% for third quarter 2012, a decrease of 24 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates.  Yields on taxable investment securities in third quarter 2013 were lower at 1.94% compared to 2.70% for third quarter 2012, a decrease of 76 basis points.  Additionally, yields on non-taxable investments were lower at 2.74% compared to 4.12%, respectively, a decrease of 138 basis points.  The lower yields reflected new purchases with shorter maturities or earlier repricing periods which typically have lower yields than longer maturities. These decreases were partially offset by an 8 basis point decrease in the cost of our deposits to 0.29% from 0.37%.  Average interest earning deposits increased $131.8 million, or 23.1% to $702.5 million in third quarter 2013 from $570.7 million in third quarter 2012, reflecting continued deposit growth.  The interest cost of total deposits and interest bearing liabilities amounted to 0.30% for third quarter 2013 compared to 0.40% in third quarter 2012.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,037,879	$ 20,676	4.06%	$ 1,827,348	$ 19,646	4.30%
Leases - bank qualified*	17,894	260	5.81%	15,012	217	5.78%
Investment securities-taxable	837,700	4,057	1.94%	519,377	3,507	2.70%
Investment securities-nontaxable*	297,301	2,040	2.74%	105,918	1,091	4.12%
Interest earning deposits at Federal Reserve Bank	702,492	438	0.25%	570,667	356	0.25%
Federal funds sold/securities purchased under agreement to resell	44,289	157	1.42%	-	-	0.00%
Net interest earning assets	3,937,555	27,628	2.81%	3,038,322	24,817	3.27%

Allowance for loan and lease losses	(41,962)			(32,385)
Other assets	89,135			78,241
	$ 3,984,728			$ 3,084,178

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,096,247	$ 2,020	0.26%	$ 2,296,193	$ 1,884	0.33%
Savings and money market	491,991	516	0.42%	436,484	574	0.53%
Time	16,038	42	1.05%	24,042	98	1.63%
Total deposits	3,604,276	2,578	0.29%	2,756,719	2,556	0.37%

Repurchase agreements	19,771	13	0.26%	20,489	24	0.47%
Subordinated debt	13,401	115	3.43%	13,401	218	6.51%
Total deposits and interest bearing liabilities	3,637,448	2,706	0.30%	2,790,609	2,798	0.40%

Other liabilities	2,954			8,462
Total liabilities	3,640,402			2,799,071

Shareholders' equity	344,326			285,107
	$ 3,984,728			$ 3,084,178

Net interest income on tax equivalent basis *		$ 24,922			$ 22,019

Tax equivalent adjustment		805			458

Net interest income		$ 24,117			$ 21,561

Net interest margin *			2.53%			2.90%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For third quarter 2013, average interest earning assets increased to $3.94 billion, an increase of $899.2 million or 29.6% from third quarter 2012.  The increase reflected increased average balances of loans and leases of $213.4 million or 11.6%, and increased average balances of investment securities of $509.7 million or 81.5%.  Average demand and interest checking deposits increased $800.1 million or 34.8%. Average savings and money market deposits increased $55.5 million or 12.7%. The Bank experienced growth in institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $8.0 million for the third quarter of 2013 compared to $5.5 million for the third quarter of 2012.  The $2.5 million increase in the provision primarily reflected the impact of higher charge-offs in the third quarter of 2013 compared to the third quarter of 2012 and the impact of those charge-offs on the allowance for loan and lease loss adequacy methodology.    The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2013, our allowance for loan and lease losses amounted to $39.2 million or 1.97% of total loans as compared to $33.0 million or 1.74% of total loans at December 31, 2012.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $19.6 million in third quarter 2013 compared to $11.1 million in third quarter 2012 before gains on securities of $42,000 in the third quarter of 2013 and $107,000 in the third quarter of 2012.  The $8.4 million or 75.8% increase between those respective periods reflected significant increases in several categories, including a $2.7 million or 36.4% increase in prepaid fees to $10.2 million for third quarter 2013.  The increase resulted from an increased volume of transactions from current and new customers.  Loan sale income was  $4.7 million for second quarter 2013, gross of $1.6 million of  direct production expenses.  Such income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed or secondary Small Business Administration (SBA) securities markets.  There were no loan sales in third quarter 2012.  Service fees on deposit accounts increased $358,000 or 38.6% to $1.3  million for third quarter 2013 from $928,000.0 for third quarter 2012 reflecting increased service charges on retirement accounts.  Affinity fees decreased $70,000 or 8.8% to $722,000 for third quarter 2013 from $792,000 for third quarter 2012.  This decrease resulted primarily from the fees of one affinity relationship decreasing $185,000 in the third quarter of 2013 compared to the third quarter of 2012.  The decrease was partially offset by growth in fees from another client.  Other non-interest income increased $270,000 or 48.5% to $827,000 for third quarter 2013 from $557,000 in third quarter 2012.  This increase substantially reflected an increase in letter of credit fee income in the third quarter of 2013.

Non-Interest Expense. Total non-interest expense was $28.9 million for third quarter 2013, an increase of $7.0 million or 32.0% over $21.9 million for third quarter 2012.  Salaries and employee benefits amounted to $13.8 million, an increase of $3.8 million or 37.8% over $10.0 million for third quarter 2012.  The increase in salaries and employee benefits reflected staff additions and related expense for prepaid card operations, compliance, commercial loan sales, consumer loans and SBA loans.  It also reflected average annual salary increases approximating 2% for our staff.  Depreciation and amortization increased $242,000 or 35.0% to $934,000 in third quarter 2013 from $692,000 in third quarter 2012 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $143,000 or 15.9% to $1.0 million in third quarter 2013 from $898,000 in third quarter 2012 which reflected increased main office operations space and office space for European prepaid card operations.  Data processing increased $236,000 or 9.3% to $2.8 million in third quarter 2013 from $2.5 million in third quarter 2012.  The increase reflected increased account and transaction volume.  Printing and supplies decreased $53,000 or 12.6% to $369,000, in third quarter 2013 from $422,000 in third quarter 2012.  Audit expense increased $63,000 or 22.2% to $347,000 in third quarter 2013 from $284,000 in third quarter 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $279,000 or 22.4% to $1.5 in third quarter 2013 from $1.2 million in third quarter 2012.  The increase in legal expense reflected higher loan collection costs.  Legal expense has also been elevated by costs to expand European prepaid operations. Losses on sale and write downs on other real estate owned decreased $130,000 to $403,000 in third quarter of 2013 from $533,000 in third quarter 2012 due primarily to lower write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $179,000 or 25.0% to $895,000 for third quarter 2013 from $716,000 in third quarter 2012, reflecting deposit growth.  Software expense increased $387,000 or 70.2% to $938,000 in third quarter 2013 from $551,000 in third quarter 2012 reflecting various information technology related expense.  Other real estate owned expense increased $316,000 to $286,000 in third quarter 2013 from ($30,000) in third quarter 2012, reflecting higher OREO balances.  Other non-interest expense increased $1.6 million or 41.1% to $5.4 million in third quarter 2013 from $3.8 million in third quarter 2012.  The $1.6 million increase reflected an increase of $343,000 related to loan sales, $323,000 in telephone, $154,000 in consulting, $134,000 in marketing, $110,000 in travel and $94,000 in insurance.

Income Taxes.  Income tax expense was  $2.0 million for third quarter 2013 compared to $1.8 million in third quarter 2012, an increase of $239,000.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for third quarter 2013 was 29.8% compared to 33.5% in third quarter 2012.  The lower rate in 2013 reflected the impact of tax exempt securities income.

First nine months 2013 to first nine months 2012

Net Income:  Net income for the first nine months of 2013 was $17.8 million, compared to $11.4 million for the first nine months of 2012. The $6.4 million, or 56.2%, increase reflected a $7.0 million increase in net interest income and a $26.4 million increase in non-interest income (excluding security gains) which were partially offset by a $16.2 million increase in non-interest expense and an $8.0 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $60.3 million in the first nine months of 2013 from $33.9 million in the first nine months of 2012, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain retirement and health savings accounts.  Net interest income increased to $70.4 million from $63.4 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $8.0 million to $23.0 million in the first nine months of 2013, compared to $15.0 million in the first nine months of 2012 reflecting high levels of charge-offs in 2013.  Diluted earnings per share were $0.47 in the first the nine months of 2013 compared to $0.34 in the first nine months of 2012.  Return on average assets was 0.59% and return on average equity was 6.91% for the first nine months of 2013, compared to 0.43% and 5.44%, respectively, for the first nine months of 2012.

Net Interest Income:  Our net interest income for the first nine months of 2013 increased to $70.4  million, an increase of $7.0 million, or 11.1%, from $63.4 million in the first nine months of 2012. Our interest income for first the nine months of 2013 increased to $78.4 million, an increase of $6.2 million or 8.6% from $72.2 million for the first nine months of 2012.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $2.00 billion for the first nine months of 2013 from $1.79 billion for the first nine months of 2012, while related interest income increased $4.1 million.  Our average investment securities increased to $996.7 million for the first nine months of 2013 from $544.8 million for the first nine months of 2012, while related interest income increased $2.1 million.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2013 decreased to 2.41% from 2.53% in the first nine months of 2012, a decrease of 12 basis points.  The decrease in the net interest margin resulted primarily from lower yields on our loan and investment securities portfolios.  In the first nine months of 2013, the average yield on our loans decreased to 4.14% from 4.31% for the first nine months of 2012, a decrease of 17 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates.  Yields on taxable investment securities were lower at 1.92% compared to 3.04%, a decrease of 112 basis points.  Additionally, yields on non-taxable investments were lower at 2.85% compared to 4.22%, respectively, a decrease of 137 basis points.  The lower yields reflected new purchases with shorter matuities or earlier repricing periods which typically have lower yields than longer maturities.  These decreases were partially offset by a 6 basis point decrease in the cost of our deposits to 0.28% from 0.34%.  Average interest earning deposits decreased $113.1 million, or 10.5% to $960.2 million in the first nine months of 2013 from $1.07 billion in the first nine months of 2012 as loan and investment balances were increased.  The interest cost of total deposits and interest bearing liabilities amounted to 0.29% for the first nine months of 2013 compared to 0.36% in the first nine months of 2012.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,986,507	$ 61,640	4.14%	$ 1,780,565	$ 57,594	4.31%
Leases - bank qualified*	15,376	668	5.79%	13,081	614	6.26%
Investment securities-taxable	785,973	11,345	1.92%	442,043	10,068	3.04%
Investment securities-nontaxable*	210,678	4,499	2.85%	102,736	3,252	4.22%
Interest earning deposits at Federal Reserve Bank	960,220	1,781	0.25%	1,073,305	2,014	0.25%
Federal funds sold/securities purchased under agreement to resell	32,897	279	1.13%	-	-	0.00%
Net interest earning assets	3,991,651	80,212	2.68%	3,411,730	73,542	2.87%

Allowance for loan and lease losses	(37,868)			(31,728)
Other assets	87,046			143,839
	$ 4,040,829			$ 3,523,841

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,145,748	$ 5,786	0.25%	$ 2,721,620	$ 5,971	0.29%
Savings and money market	493,577	1,622	0.44%	447,596	1,832	0.55%
Time	18,404	144	1.04%	28,403	301	1.41%
Total deposits	3,657,729	7,552	0.28%	3,197,619	8,104	0.34%

Repurchase agreements	17,545	39	0.30%	23,656	75	0.42%
Subordinated debt	13,401	433	4.31%	13,401	652	6.49%
Total deposits and interest bearing liabilities	3,688,675	8,024	0.29%	3,234,676	8,831	0.36%

Other liabilities	8,020			9,526
Total liabilities	3,696,695			3,244,202

Shareholders' equity	344,134			279,639
	$ 4,040,829			$ 3,523,841

Net interest income on tax equivalent basis *		$ 72,188			$ 64,711

Tax equivalent adjustment		1,808			1,353

Net interest income		$ 70,380			$ 63,358

Net interest margin *			2.41%			2.53%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For the first nine months of 2013, average interest earning assets increased to $3.99 billion, an increase of $579.9 million or 17.0% from first nine months 2012.  The increase reflected increased average balances of loans and leases of $208.2 billion or 11.6%, and increased average balances of investment securities of $451.9 million or 82.9%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits increased $424,000 million or 15.6%. Average savings and money market deposits increased $46,000 million or 10.3%. The Bank experienced growth in institutional banking,  payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.  Prepaid and healthcare deposit growth was significantly offset by the termination of higher cost relationships.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $23.0 million for the first nine months of 2013 compared to $15.0 million for the first nine months of 2012.  The $8.0 million increase in the provision primarily reflected the impact of higher charge-offs in the third quarter of 2013 compared to the third quarter of 2012 and the impact of those charge-offs on the allowance for loan and lease loss adequacy methodology. The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2013, our allowance for loan and lease losses amounted to $39.2 million or 1.97% of total loans as compared to $33.0 million or 1.74% of total loans at December 31, 2012.

Non-Interest Income. Non-interest income was  $60.3 million in the first nine months of 2013 compared to $33.9 million in the first nine months of 2012 before gains on securities of $785,000 in the first nine months of 2013 and $107,000 in the first nine months of 2012.  The $26.4 million or 78.1% increase between those respective periods reflected a $10.1 million or 42.9% increase in prepaid fees to $33.7 million for first nine months 2013.  The increase resulted from an increased volume of transactions from current and new customers.   The gain on the sale of loans, which is presented net of direct origination costs, was $12.7 million for the first nine months of 2013.  This gain is gross of $4.1 million of direct production expenses.  Such income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed or SBA securities markets.  There were no loan sales in the first nine months of 2012.  Service fees on deposit accounts increased $918,000 or 36.5% to $3.4 million for the first nine months of 2013 from $2.5 million for the first nine months of 2012 reflecting increased service charges on retirement and health savings accounts.  Affinity fees increased $449,000 or 22.7% to $2.4 million for the first nine months of 2013 from  $2.0 milion for the first nine months of 2012.  This increase resulted  primarily from an increase in one affinity relationship of $740,000 which was partially offset by a decrease in another affinity relationship.  Other non-interest income increased $1.8 million or 189.1% to $2.8 million for the first nine months of 2013 from $961,000 in the first nine months of 2012.    This increase reflected an increase of $671,000 in letter of credit fee income, a one-time fee of $300,000 related to a healthcare program contract and $290,000 in fees related to special processing services in the first nine months of 2013.

Non-Interest Expense. Total non-interest expense was $81.0 million for the first nine months of 2013, an increase of $16.2 million or 25.1% over $64.7 million for the first nine months of 2012.  Salaries and employee benefits amounted to  $39.7 million, an increase of $11.0 million or 38.2% over $28.7 million for the first nine months of 2012.  The increase in salaries and employee benefits reflected staff additions and related expense for prepaid operations, compliance, commercial loan sales, consumer loans and SBA loans.  It also reflected average annual salary increases approximating 2% for our staff.    Depreciation and amortization increased $652,000 or 32.4% to $2.7 million in the first nine months of 2013 from $2.0 million in the first nine months of 2012 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $486,000 or 19.4% to $3.0 million in the first nine months of 2013 from $2.5 million in the first nine months of 2012 which reflected increased main office operations space and office space for European prepaid operations.  Audit expense increased $104,000 or 12.1% to $963,000 in the first nine months of 2013 from $859,000 in the first nine months of 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $546,000 or 22.9% to $2.9 million for the first nine months of  2013 from  $2.4 million the first nine months of 2012.  The increase in legal expense reflected higher loan collection costs.  Legal expense has also been elevated by costs to expand European prepaid operations. Losses on sale and write downs on other real estate owned decreased $936,000 to $1.5 million in the first nine months of 2013 from $2.4 million in the first nine months of 2012 due to a decrease in losses on sale of other real estate and a decrease in write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $325,000 or 13.5% to $2.7 million for the first nine months of 2013 from $2.4 million in the  first nine months of 2012, reflecting deposit growth.  Software expense increased $985,000 or 56.5% to $2.7 million in the first nine months of 2013 from $1.7 million in the first nine months of 2012 reflecting additional prepaid card and other information technology related expense.  Other non-interest expense increased $2.9 million or 26.1% to $14.1 million in the first nine months of 2013 from $11.2 million in the first nine months of 2012.  The $2.9 million increase reflected an increase of $523,000 in travel, $475,000 in consulting, $488,000 in loan sales expense, $358,000 in telephone, $208,000 in marketing, $182,000 related to SBA marketing incentives and $107,000 in SBA lending expense.  Of the $475,000 increase in consulting, $300,000 resulted from the commercial mortgage loan origination and sales department.

Income Taxes.  Income tax expense was $9.7 million for the first nine months of 2013 compared to $6.2 million in the first nine months of 2012, an increase of $3.6 million.  The increase resulted primarily from an increase in taxable income.  Our effective tax rate for the first nine months of 2013 was 35.4% compared to 35.2% in first nine months 2012.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first nine months of 2013 was cash inflows from net increases in deposits, which were $256.0 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $421.7 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of September 30, 2013, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks.

Included in our cash and cash-equivalents at September 30, 2013 were $657.6 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $423.0 million for the year to date period ended September 30, 2013 and $185.5 million for the prior year to date period ended September 30, 2012 and funding for net loan growth, which was $152.1 million and $121.4 million, respectively.  We had outstanding commitments to fund loans, including unused lines of credit, of $535.0 million and $463.4 million as of September 30, 2013 and December 31, 2012, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2013 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of September 30, 2013
Bancorp	8.91%	14.54%	15.79%
The Bancorp Bank	6.86%	11.23%	12.48%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2012
Bancorp	10.00%	16.39%	17.64%
The Bancorp Bank	7.50%	11.91%	13.16%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2013. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 777,106	$ 291,068	$ 334,994	$ 232,584	$ 355,703
Investment securities	372,692	70,233	327,241	151,633	258,814
Interest earning deposits	657,618	-	-	-	-
Securities purchased under agreements to resell	40,811	-	-	-	-
Total interest earning assets	1,848,227	361,301	662,235	384,217	614,517

Interest bearing liabilities:
Demand and interest checking	1,910,840	159,797	159,797	-	-
Savings and money market	126,112	252,223	126,112	-	-
Time deposits	1,240	10,321	2,975	67	-
Securities sold under agreements to repurchase	22,057	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,073,650	422,341	288,884	67	-
Gap	$ (225,423)	$ (61,040)	$ 373,351	$ 384,150	$ 614,517
Cumulative gap	$ (225,423)	$ (286,463)	$ 86,888	$ 471,038	$ 1,085,555
Gap to assets ratio	-6%	-2%	9%	10%	15%
Cumulative gap to assets ratio	-6%	-7%	2%	12%	27%

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

Financial Condition

General.    Our total assets at September 30, 2013 were $4.00 billion, of which our total loans were $1.99 billion. At December 31, 2012 our total assets were $3.70 billion, of which our total loans were $1.90 billion.

Interest earning deposits and federal funds sold.  At September 30, 2013, we had a total of  $657.6 million of interest earning deposits compared to $948.1 million at December 31, 2012 a decrease of $290.5 million or 30.6%.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $1.18 billion at September 30, 2013, an increase of $417.4 million or 54.7% from year-end 2012. The increase in investment securities was primarily a result of increased purchases of municipal and corporate bonds.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at September 30, 2013, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and two pooled trust preferred securities.

The $21.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the one bank senior note was $7.0 million.

The $76.4 million of other debt securities – pooled are comprised of the following.  The two pooled trust preferred securities totaled $603,000 and were collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.8 million.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2013 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,893	$ 2,000	$ 107	Not rated
Security B	3,206	2,872	(334)	Not rated
Security C	8,898	5,053	(3,845)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of September 30, 2013:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (17 performing issuers)	Mezzanine *	$ 449	$ 363	$ (86)	Ca	***
Pool B (14 performing issuers)	Mezzanine **	154	183	29	Ca	***

* The actual deferrals and defaults as a percentage of the original collateral were 20%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** The actual deferrals and defaults as a percentage of the original collateral were 20%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is 1.2% every three years with no recoveries.

*** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date September 30, 2013 and September 30, 2012 respectively, we recognized other-than-temporary impairment charges of $20,000 and $126,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at September 30, 2013 and $3.6 million at December 31, 2012.

Investment securities with a carrying value of $24.8 million at September 30, 2013 and $34.3 million at December 31, 2012, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.  Commercial loans held for sale increased to $25.6 million at September 30, 2013 from $11.3 million at December 31, 2012.

Loan portfolio. Total loans increased to $1.99 billion at September 30, 2013 from $1.90 billion at December 31, 2012.

The following table summarizes our loan portfolio not including loans held for sale by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2013	2012

Commercial	$ 470,072	$ 470,109
Commercial mortgage *	654,456	617,069
Construction	255,272	258,684
Total commercial loans	1,379,800	1,345,862
Direct lease financing	177,797	156,697
Residential mortgage	94,564	97,717
Consumer and other loans	332,427	296,915
	1,984,588	1,897,191
Unamortized loan fees and costs	6,867	5,663
Total loans, net of deferred loan fees and costs	$ 1,991,455	$ 1,902,854

Supplemental loan data:
Construction 1-4 family	$ 60,989	$ 60,343
Commercial construction, acquisition and development	194,283	198,341
	$ 255,272	$ 258,684

* At September 30, 2013, our owner-occupied loans amounted to $181.2 million, or 27.7% of commercial mortgages compared to $172.5 million, or 28.0% at December 31, 2012.

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 70% of the portfolio was reviewed at both September 30, 2013 and December 31, 2012.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 739	$ -	$ -	$ 29,755	$ 30,494	$ 439,578	$ 470,072
Commercial mortgage	-	-	-	7,580	7,580	646,876	654,456
Construction	-	-	-	8,142	8,142	247,130	255,272
Direct lease financing	3,390	757	204	-	4,351	173,446	177,797
Consumer - other	425	-	-	1,257	1,682	286,468	288,150
Consumer - home equity	2	52	-	-	54	44,223	44,277
Residential mortgage	-	-	-	2,016	2,016	92,548	94,564
Unamortized loan fees and costs	-	-	-	-	-	6,867	6,867
	$ 4,556	$ 809	$ 204	$ 48,750	$ 54,319	$ 1,937,136	$ 1,991,455

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2012	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized loan fees and costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2013	2012

Ratio of the allowance for loan losses to total loans	1.97%	1.78%
Ratio of the allowance for loan losses to nonperforming loans (1)	79.98%	109.09%
Ratio of nonperforming assets to total assets (1)	1.73%	1.07%
Ratio of net charge-offs to average loans	0.84%	0.64%
Ratio of net charge-offs to average loans annualized	1.12%	0.86%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 1.97% at September 30, 2013 from 1.78% at September 30, 2012.  The increase reflected a higher reserve which reflected the impact of the higher 2013 charge-offs on the allowance adequacy methodology.  The ratio of the allowance for loan losses to non-performing loans decreased to 79.98% at  September 30, 2013 from 109.09% at September 30, 2012 primarily as a result of increased non-performing loans.  The ratio of non-performing assets to total assets increased primarily as a result of increased non-performing loans and other real estate owned for September 30, 2013 compared to the prior year.  Net charge-offs to average loans increased to 0.84% for the nine months ended September 30, 2013 from 0.64%  for the nine months ended September 30, 2012, primarily due to higher charge-offs in the third quarter of 2013 compared to the third quarter of 2012.

Net charge-offs.  Net charge-offs were $16.9 million for the nine months ended September 30, 2013, an increase of $5.3 million over net charge-offs for the same period of 2012.  The majority of the charge-offs in the first nine months of 2013 were associated with commercial loan relationships totaling $11.9 million and construction loan relationships totaling $5.4 million.

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

	September 30,	September 30,	December 31,
	2013	2012	2012

Non-accrual loans
Construction	$ 8,142	$ 8,886	$ 4,538
Commercial mortgage	7,580	8,894	9,175
Commercial	29,755	7,654	10,459
Consumer	1,257	927	927
Residential	2,016	93	91
Total non-accrual loans	48,750	26,454	25,190

Loans past due 90 days or more	204	3,861	4,435
Total non-performing loans	48,954	30,315	29,625
Other real estate owned	20,111	3,065	4,241
Total non-performing assets	$ 69,065	$ 33,380	$ 33,866

The Company’s loans that were modified as of September 30, 2013 and December 31, 2012 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	-	$ -	$ -	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,069	3,069	3	3,144	3,144
Construction	2	683	683	3	1,479	1,479
Residential mortgage	-	-	-	-	-	-
Total	5	$ 3,752	$ 3,752	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ -	$ -	$ -	$ 2,255	$ 161
Commercial mortgage	681	214	2,174	714	214	2,216
Construction	-	683	-	-	1,479	-
Residential mortgage	-	-	-	-	-	-
Total	$ 681	$ 897	$ 2,174	$ 714	$ 3,948	$ 2,377

The following table summarizes as of September 30, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	Number	Pre-modification recorded investment
Commercial	-	$ -
Commercial mortgage	-	-
Construction	-	-
Residential mortgage	-	-
Total	-	$ -

The following table provides information about impaired loans at September 30, 2013 and December 31, 2012:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2013
Without an allowance recorded
Construction	$ 1,466	$ 1,992	$ -	$ 1,607	$ -
Commercial mortgage	4,638	4,638	-	5,388	-
Commercial	8,922	11,032	-	6,513	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	798	-
With an allowance recorded
Construction	6,676	6,676	3,906	2,906	-
Commercial mortgage	2,942	2,942	1,223	4,700	-
Commercial	20,833	21,262	7,310	14,375	-
Consumer - home equity	330	330	36	129	-
Residential	841	841	84	256	-
Total
Construction	$ 8,142	$ 8,668	$ 3,906	$ 4,513	$ -
Commercial mortgage	$ 7,580	$ 7,580	$ 1,223	$ 10,088	$ -
Commercial	$ 29,755	$ 32,294	$ 7,310	$ 20,888	$ -
Consumer - home equity	$ 1,257	$ 1,257	$ 36	$ 1,056	$ -
Residential	$ 2,016	$ 2,016	$ 84	$ 1,054	$ -

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	$ 4,814	$ 9,201	$ 1,273	$ 7,710	$ -
Commercial mortgage	$ 9,389	$ 11,536	$ 1,706	$ 6,796	$ -
Commercial	$ 10,620	$ 12,548	$ 4,069	$ 8,056	$ -
Consumer - home equity	$ 927	$ 927	$ -	$ 992	$ -
Residential	$ 91	$ 91	$ 69	$ 309	$ -

We had $48.8 million of non-accrual loans at Sepember 30, 2013 compared to $25.2 million of non-accrual loans at December 31, 2012. The increase in non-accrual loans was primarily due to $52.8 million of loans placed on non-accrual status partially offset by $12.1 million of loan charge-offs, $9.2 million of loans transferred to other real estate owned and $7.9 million of loan payments.  Loans past due 90 days or more still accruing interest amounted to $204,000 at September 30, 2013 and $4.4 million at December 31, 2012. The $4.2 million decrease reflected $2.3 million of additions partially offset by $5.6 million of loans transferred to non-accrual status, $93,000 of loan charge-offs and $788,000 of loan payments.

We had $20.1 million of other real estate owned at September 30, 2013 compared to $4.2 million at December 31, 2012.  The increase in other real estate owned was primarily due to $19.3 million of additions which were partially offset by $2.0 million of sales, $1.3 million of write-downs and $184,000 of realized losses.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2013 and December 31, 2012:

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Risk Rating
Pass	$ 368,575	$ 335,563	$ 240,688	$ 247,214	$ 561,697	$ 489,615	$ 25,859	$ 28,495
Special Mention	149	6,788	-	-	-	23,200	-	1,175
Substandard	29,871	12,252	8,142	5,205	7,580	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	21,434	17,614	731	2,301	20,922	18,286	169	236
Unrated not subject to review *	50,043	97,892	5,711	3,964	64,257	76,264	66,520	67,720
Total	$ 470,072	$ 470,109	$ 255,272	$ 258,684	$ 654,456	$ 617,069	$ 94,564	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Risk Rating
Pass	$ 89,975	$ 89,128	$ 60,493	$ 52,241	$ -	$ -	$ 1,347,287	$ 1,242,256
Special Mention	1,358	99	-	-	-	-	1,507	31,262
Substandard	1,356	3,626	-	69	-	-	48,965	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	27,247	4,593	11,392	3,337	-	-	81,895	46,367
Unrated not subject to review *	212,491	199,469	105,912	101,050	6,867	5,663	511,801	552,022
Total	$ 332,427	$ 296,915	$ 177,797	$ 156,697	$ 6,867	$ 5,663	$ 1,991,455	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 70% at September 30, 2013 and approximately 69% at December 31, 2012.    This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Premises and equipment, net.  Premises and equipment amounted to $14.3 million at September 30, 2013 compared to $10.4 million at December 31, 2012.  The increase resulted primarily from computer equipment purchases.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At September 30, 2013, we had total deposits of $3.6 billion compared to $3.3 billion at December 31, 2012, an increase of $256.0 million or 7.7%, which was primarily the result of growth in prepaid and institutioinal banking accounts.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2013		December 31, 2012
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand and interest checking	$ 3,145,748	0.25%	$ 2,666,493	0.29%
Savings and money market	493,577	0.44%	455,860	0.53%
Time	18,404	1.04%	26,624	1.34%
Total deposits	$ 3,657,729	0.28%	$ 3,148,977	0.33%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of Septmber 30, 2013 and December 31, 2012.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of September 30, 2013 and December 31, 2012.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $42.2 million at September 30, 2013 compared to $17.7 million at December 31, 2012, representing an increase of $24.5 million.  The increase resulted primarily from securities purchases in process and cardholder liabilities for our European prepaid card business.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC
(Registrant)

November 6, 2013	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 6, 2013	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.