Form 10-K
period 2013-12-31
Bancorp, Inc.
filed 2014-03-17
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2013 of $14.99, was approximately $494.0 million.

As of March 6, 2014, 37,602,604 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

THE BANCORP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

		Page
PART I

	Forward-looking statements...........................................................................................................................	1

Item 1:	Business.........................................................................................................................................................	2

Item 1A:	Risk Factors.................................................................................................................................................	21

Item 1B:	Unresolved Staff Comments...........................................................................................................................	30

Item 2:	Properties.......................................................................................................................................................	31

Item 3:	Legal Proceedings.........................................................................................................................................	31

Item 4:	Mine Safety Disclosures.................................................................................................................................	31

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.........	32

Item 6:	Selected Financial Data...................................................................................................................................	35

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................	37

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.................................................................................	63

Item 8:	Financial Statements and Supplementary Data...................................................................................................	64

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................	114

Item 9A:	Controls and Procedures.................................................................................................................................	114

Item 9B:	Other Information.........................................................................................................................................	117

PART III

Item 10:	Directors and Executive Officers of the Registrant.............................................................................................	117

Item 11:	Executive Compensation.................................................................................................................................	117

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........................	117

Item 13:	Certain Relationships and Related Transactions...................................................................................................	117

Item 14:	Principal Accountant Fees and Services.............................................................................................................	117

PART IV

Item 15:	Exhibits and Financial Statement Schedules .......................................................................................................	118

SIGNATURES...................................................................................................................................................................		120

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
•

weak economic and slow growth conditions in the U.S. economy and significant dislocations in the credit markets have had, and may in the future have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for loan losses;

•	current economic and credit market conditions, if they continue, may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;
•	operating costs may increase;
•	adverse governmental or regulatory policies may be promulgated;
•	management and other key personnel may be lost;
•	competition may increase;
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

•

the market value of real estate that secures our loans has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors.

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank.  The majority of our loans consist primarily of commercial loans in the Philadelphia metropolitan area.  Additionally, loans collateralized by securities are generated through institutional banking affinity groups and are typically offered in conjunction with brokerage accounts.  Automobile fleet leases are generated in a number of Atlantic Coast and other states.  At December 31, 2013, commercial loans, security backed loans and leases amounted to $1.33 billion, $293.1 million and $175.6 million, respectively.  Accordingly, the categories comprised 68%, 15% and 9% of the loan portfolio, respectively.  We also fund loans which our Commercial Mortgage Backed Securitization (CMBS) department originates.  While such loans have average balances which are significantly less than those other categories, related sales result in non-interest fee income.  Additionally, we have been increasing our investment portfolio which amounted to $1.35 billion at December 31, 2013. Deposits are originated primarily through accounts generated by affiliations with affinity groups.  Through the Bank, we provide a wide range of commercial and retail and related banking services, which include prepaid and debit cards ,  private label banking, healthcare accounts and card payment processing to both regional and national markets.

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

We focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers. The vast majority of these services are provided in the United States although we have some prepaid card operations in Europe.  These services include private label banking including institutional banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid cards, also known as stored value cards, for general purpose card sponsors, insurers, incentive plans, large retail chains, consumer service organizations and others. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking. Our prepaid card, private label banking, card payment processing and healthcare accounts programs are a source of fee income and low-cost deposits.

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website, www.thebancorp.com.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at the Company’s address for its principal executive officers, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request by any shareholder to our Investor Relations Department, are the charters of standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund our loan and investment portfolio growth through low-cost deposits and generate noninterest income from prepaid cards and other areas. Our principal focus is to grow our loan portfolio, primarily commercial loans in the greater Philadelphia metropolitan area, and fund these loans through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, institutional banking, healthcare accounts, community banking operations in the Philadelphia area and card payment processing.  The largest component of our deposits is prepaid cards.  Our funding growth primarily reflects the prepaid card,  institutional banking and healthcare businesses noted above and growth in related affinity groups by which we acquire the majority of our deposits.  The largest component of our noninterest income is derived from prepaid cards.

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

•	savings accounts;
•	healthcare accounts;
•	money market accounts;
•	commercial accounts, including general commercial checking, small business checking, business savings and business money market accounts;
•	certificates of deposit; and
•	prepaid and payroll cards.

Lending Activities.  At December 31, 2013, we had a net loan portfolio of $1.96 billion, representing 41.6% of our total assets at that date. We originate substantially all of our portfolio loans, although from time to time we purchase residential mortgages and leases. Where a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. We generally separate our lending function into commercial term loans, commercial mortgage loans, commercial lines of credit, construction loans, direct lease financing and personal (consumer) loans. We focus primarily on lending to small to mid-size businesses and their principals. As a result, commercial, construction and commercial mortgage loans have comprised a majority of our loan portfolio since we commenced operations. At December 31, 2013, commercial, construction and commercial mortgage loans comprised $1.33 billion, or 68.2%, of our total loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans and are typically larger than residential real estate and consumer loans.

While originating loans, we rely upon our evaluation of the creditworthiness and debt-servicing capability of a borrower. We typically require that our loans be secured by tangible collateral, usually residential or commercial real property. We analyze credit risk prior to making commercial loans on an individual loan basis.  We consider relevant aspects of the borrower’s financial position and cash flows, past borrower performance, our knowledge of local market conditions, local real estate collateral and the ratio of the loan amount to estimated property value, which can vary depending on those factors. The maturity dates on our loans are generally short to mid-term. We often seek to structure our loans with variable rates of interest based upon either a stated prime rate or the London Inter-Bank Offered Rate, or LIBOR, although we do lend at fixed rates when appropriate for a particular customer.

Commercial Term Lending.  We make loans to businesses to finance fixed assets, acquisitions and other long-term needs of our business customers. While the loans are generally secured, the loans are underwritten with an emphasis upon our evaluation of the future cash flows of the borrower. Maturities of these loans are typically five years or less and have amortization schedules that do not exceed the useful life of the asset to be acquired with the financing. As of December 31, 2013, commercial term loans amounted to $372.7 million or 19.0% of our total loan portfolio.

Commercial Mortgage Lending.  We make loans to businesses to finance the acquisition of, or to refinance, income-producing real property. The principal repayment source for this type of loan is the property and the income it produces, which depends upon the operation of the property and its market value, although we also evaluate the creditworthiness of the borrower and guarantors as a second repayment source. Maturities on these loans generally do not exceed 10 years, although they may have an extended amortization schedule resulting in a balloon payment due at maturity. As of December 31, 2013, commercial mortgages amounted to $625.8 million or 32.2% of our total loan portfolio.

Commercial Lines of Credit.  We offer lines of credit to businesses which are typically short-term facilities intended to support seasonal cash needs. They may be secured or unsecured, depending on the purpose, anticipated repayment source and financial condition of the borrower. This form of financing is typically self-liquidating as repayment comes from the conversion of the financed assets to cash. Lines of credit are payable on demand and the availability of the line of credit is subject to a periodic review of the borrower’s financial information. Generally, lines of credit terminate between one year and 18 months after they have been established. Lines of credit that have termination dates in excess of one year typically must be paid out at least annually. As of December 31, 2013, loans drawn from our outstanding commercial lines of credit amounted to $77.4 million or 4.0% of our total loan portfolio.

1-4 Family Construction Loans.  We make loans to residential developers for acquisition of land, site improvements and construction of single and multi-family residential units for sale. Terms of the loans are generally for less than two years. Repayment of these loans typically depends on the sale of the residential units to consumers or sale of the property to another developer. As of December 31, 2013, construction loans amounted to $48.4 million or 2.5% of our total loan portfolio.

Commercial Construction, Acquisition and Development.  We make construction loans on commercial and industrial properties that later require permanent financing. As of December 31, 2013, acquisition and development loans amounted to $76.5 million or 3.9% and commercial construction loans amounted to $134.0 million or 6.8% of our total loan portfolio, respectively.

Direct Lease Financing.  We provide lease financing for commercial and municipal automobile fleets and additionally provide equipment lease financing. As of December 31, 2013, direct lease financing amounted to $175.6 million or 9.0% of our total loan portfolio.

Consumer Loans.  We provide loans to consumers to finance personal residences, automobiles, home improvements and for other purposes. The majority of our consumer loans are secured by the borrowers’ securities portfolio.  The majority of the balance of loans are secured by the borrowers residence, typically in a first or second lien position. As of December 31, 2013, consumer loans amounted to $441.2 million or 22.6% of our total loan portfolio.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website. Each such website, however, indicates that we are the provider of such banking services. To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as deposit products, electronic payment systems and loans. Each affinity group selects from our menu of service modules, those that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed. We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $5.7 million, $4.0 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  These amounts include fees paid related to prepaid cards, healthcare accounts, card payment processing and institutional banking which are described below.

Prepaid Cards.  We have developed prepaid card programs for general purpose re-loadable cards, insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards,  consumer gift cards and others. Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations. We also provide consumer use cards branded with network or association logos such as Visa, MasterCard, and Discover. The majority of fees we earn result from contractual fees paid by third party sponsors, computed on a per transaction basis and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.  European operations are comprised of three operational service subsidiaries and one subsidiary which offers prepaid card and electronic money issuing services.  The European operations contributed less than 2% of total prepaid card revenue.

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

Card payment Processing.  We act as the depository institution for the processing of credit and debit card payments made to various businesses. We also act as the bank sponsor and depository institution for independent service organizations that process such payments. We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. Our services also enable independent service organizations to provide their members with access to their account balances through the Internet. These relationships are a source of demand deposits and fee income.

Institutional Banking.   We have developed strategic relationships with limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering institutional banking services. We provide customized, private label demand, money market and security-backed loan products to the client base of these groups.

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

Call Centers.  We have call center operations that serve as inbound customer support. The call centers provide account holders or potential account holders with assistance in opening accounts, applying for loans or otherwise accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts, loans or other banking products. Call Center services are operated in four locations: three third party servicers provide 24 hour support of routine and moderately complex calls, two in Manila, Philippines (TELUS International, Ubiquity Global Services) and one in Brookfield, Wisconsin (BMO Harris). The Bank’s Customer Care center is located in Wilmington, Delaware and operates from 8:00 a.m. to 10:00 p.m. EST Monday through Friday, and 9:00 a.m. to 5:00 p.m. EST on Saturday, and handles complex calls and escalations.

Third-Party Service Providers. To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•	data processsing services, including check processing, check imaging, loan processing, electronic bill payment and statement rendering;
•	fulfillment and servicing of prepaid cards;
•	internal audit;
•	call center customer support;
•	access to automated teller machine networks;
•	processing and temporarily funding residential mortgage loans we will not hold in our portfolio;
•	bank accounting and general ledger system;
•	data warehousing services; and
•	certain software development.

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

Sales and Marketing

Commercial Banking.    Our regional banking operation targets a customer base of professionals and business owners in the Philadelphia-Wilmington area and uses a personal contact/targeted media advertising approach. This program consists of:

•	direct e-mail and letter introductions to senior management’s contacts;
•	meetings with prominent business leaders in the Philadelphia community;
•	advertisements in local media outlets; and
•	charitable sponsorships.

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

Loan Administration Offices.  We maintain two offices in the Philadelphia metropolitan area at which we conduct certain loan administration activities. We established these offices to serve the suburban areas and center city Philadelphia. In addition, we maintain two offices to market and administer our leasing programs, one in Crofton, Maryland,  and one in Orlando, Florida.  We maintain an Small Business Administration (SBA) loan office in Chicago, Illinois.

Technology

Primary Domestic System Architecture.  We provide financial products and services through a highly-secure three-tiered architecture using state of the art commercially available software.  We maintain an agile platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base. User activity is distributed using load-balance technologies and our proprietary design, with internally developed software and third-party equipment. We also use third party data processors.  The goal of our systems designs is to service our client requirements efficiently which has been accomplished using data and service replication between multiple data centers. The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands. In addition to built-in redundancies, we continuously operate automated internal monitoring tools and use independent third parties to continuously monitor our systems.

European Prepaid Card and Electronic Money Operation.  European prepaid card infrastructure includes consumer servicing functions and program management.  Related software includes risk management, reporting, a dynamic security system and transaction management.

European Prepaid System Architecture.  We have a primary data center in Sofia, Bulgaria that supports our European prepaid business with a fully redundant network system that connects to a back-up center in London (UK).  Our virtualized environment allows for rapid expansion and flexibility.

Domestic and European Prepaid Security.  All our systems are subject to continuous certification for data security standards under multiple certification requirements.

Intellectual Property and Other Proprietary Rights

A  significant portion of the core and Internet banking systems and operations we use comes from third-party providers.   Our proprietary intellectual property includes the software for creating affinity group bank websites. We rely principally upon trade secret and trademark law to protect our intellectual property. We do not typically enter into intellectual property-related confidentiality agreements with our affinity group customers because we maintain control over the software used to create the sites and their banking functions rather than licensing them for customers to use. Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the needs of our affinity groups are substantially more significant to our ability to succeed.

Competition

We believe that our principal competitors for loans and regional deposits are mid-Atlantic regional banks such as Citizens Bank, Sovereign Bank, TD Bank, M&T Bank and Republic Bank. We also face competition from Internet-based banks, and from banks, such as Capital One 360 and E-Trade Bank, that provide Internet banking services as part of their overall banking environment. We compete more generally with numerous other banks and thrift institutions, mortgage brokers and other financial institutions such as finance companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line lenders and other non-traditional competitors.  A number of  banks (under $10 billion in assets and in many cases significantly under that amount ) compete with us in the prepaid card  market; however, we do not believe that any single bank or group of banks is a predominat provider. We believe that our ability to compete successfully depends on a number of factors, including:

•	our ability to build upon the customer relationships developed by our senior management and through our marketing programs;

•	our ability to expand our affinity group banking program;
•	competitors’ interest rates and service fees;
•	the scope of our products and services;
•	the relevance of our products and services to customer needs and the rate at which we and our competitors introduce them;
•	satisfaction of our customers with our customer service;
•	our perceived safety as a depository institution, including our size, credit rating, capital strength and earnings strength;
•	our perceived ability to withstand current weak economic conditions;
•	ease of use of our banking websites and other customer interfaces; and
•	the capacity, reliability and security of our network infrastructure.

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

Regulation Under Banking Law

We are extensively regulated under both federal and state banking law. We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve. We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner, the Commissioner. The Bank, as a state-chartered, nonmember depository institution, is supervised by the Delaware Office of the State Bank Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the Bank’s operations.  Any change in the regulatory requirements and policies by the Federal Reserve, the FDIC, the Commissioner or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere herein.  The description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on the Bank or the Company and is qualified in its entirety by reference to the actual statutes and regulations.

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

Permitted Activities.    The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; the issuance and sale of consumer-type payment instruments; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers.    In November 2012, we began conducting permissible activities through our wholly-owned subsidiary, Transact Payments Limited, which we refer to as TPL, an electronic money issuer organized and licensed in Gibraltar.

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

Holding Company Liability. Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Streeet Reform and Consumer Protection Act, or the Dodd-Frank Act codified this policy as a statutory requirement.  Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources.  As discussed below under “Prompt Corrective Action,” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments. Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments. Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards. Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets. At December 31, 2013, we and the Bank had total capital to risk-adjusted assets ratios of 15.83% and 12.66%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 14.57% and 11.40%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines. The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base. It is intended to be used as a supplement to the risk-based capital guidelines. These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating. Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points. The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2013 we and the Bank had leverage ratios of 8.58% and 6.72%, respectively.

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

New Capital Rules

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules, which we refer to as the New Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s  December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1,”  or CET1 and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of the Company’s and the Bank’s periodic regulatory reports in the beginning of 2015.  The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as the Company, that had less than $15 billion in total consolidated assets as of December 31, 2009.

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

With respect to the Bank, the New Capital Rules revise the “prompt corrective action” or PCA, regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

We believe that Company and the Bank will be able to meet targeted capital ratios upon implementation of the revised requirements, as finalized

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%. At December 31, 2013, our total risk-based capital ratio was 15.83%, our Tier 1 risk-based capital ratio was 14.57% and our leverage ratio was 8.58%, while the Bank’s ratios were 12.66%, 11.40% and 6.72%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

As noted above, the New Capital Rules that are effective as of January 15, 2015, subject to phased implementation in certain respects, revise the Prompt Corrective Action regulations.

Insurance of Deposit Accounts. The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund or DIF. Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  The Dodd-Frank Act provided unlimited deposit insurance coverage on noninterest-bearing transaction accounts through December 31, 2012.  Due to the expiration of this unlimited deposit insurance on December 31, 2012 beginning January 1, 2013 deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner my hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger, or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. At December 31, 2013, the Bank’s DIF assessment rate was 9.00 basis points.

On November 12, 2009, in order to strengthen the cash position of the FDIC’s DIF immediately, the FDIC required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC adopted a three-basis point increase in assessment rates effective on January 1, 2011.  Under the rule each institution’s deposit assessment base would be calculated using its third quarter 2009 deposit assessment base, adjusted quarterly for an estimated 5 percent annual growth rate in the deposit assessment base through the end of 2012. The prepaid assessment was collected on December 30, 2009 and was mandatory for all institutions (subject to the exercise of the FDIC’s discretion to exempt an institution if the FDIC determined that the prepayment would affect the safety and soundness of the institution). We recorded a prepaid assessment of approximately $10.0 million which, according to the rule, was recorded as a prepaid expense (asset) as of December 30, 2009 and was amortized over a three year period; as of December 31, 2012 we had fully amortized the prepaid assessment.

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

Loans-to-One Borrower. Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate. At December 31, 2013, the Bank’s limit on loans-to-one borrower was $48.2 million ($80.3 million for secured loans). At December 31, 2013, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $45.5 million, which was secured by real estate.

Transactions with Affiliates and other Related Parties.     There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries. The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any company that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus. At December 31, 2013, we were not indebted to the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts). For 2013, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $79.5 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $79.5 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%). The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements. At December 31, 2013, the Bank met these requirements by maintaining $238.7 million in cash and balances at the Federal Reserve Bank.

Regulatory Reform.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will or have already:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau or the CFPB, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets. The CFPB has been officially established and has begun issuing rules, taking consumer complaints and performing its other core functions.

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

Recent Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (the “Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).   The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators.  Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.   We are currently evaluating the Final Volcker Rules, but we do not at this time expect the Final Volcker Rules to have a material impact on its operations.

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

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

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

Gibraltar and European Union Regulation

TPL, a wholly-owned subsidiary of the Company, is an electronic money issuer organized in Gibraltar and licensed by the Gibraltar Financial Services Commission or the FSC.  As a licensed e-money issuer operating in Gibraltar and in other countries in the European Union or the EU, TPL is subject to the laws and regulations of Gibraltar and any EU countries in which it does or may operate.  TPL is subject to supervision and regulation by the FSC.   As TPL’s primary regulator, the FSC conducts regular examinations of TPL and TPL must file annual and other periodic reports.

Laws applicable to TPL include, without limitation, the Financial Services (Electronic Money) Regulations of 2011(the “E-Money Regulations”) promulgated by the FSC and the Data Protection Directive (Directive 95/46/EC).  In January 2012, the European Commission proposed a comprehensive reform of the Data Protection Directive.  As of December 31, 2013, the proposed rules had not been passed by the European Parliament.  The E-Money Regulations impose upon TPL substantive rules governing TPL’s operation of e-money services, including rules requiring TPL to maintain certain minimum capital levels, governing the safeguarding of cardholder funds, and penalties for any violations.  Any change in the laws, regulations and policies of the Gibraltar Parliament, the European Union, its member countries, or any other country in which TPL operates, could have a material adverse impact on TPL and its operations.

Employees

As of December 31, 2013, we had 624 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors

Risks Relating to Our Business

Our business may be affected materially by various risks and uncertainties.  Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings, as well as other risks we have not identified, may have a material negative impact on the our financial condition and operating results.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2013, the ratio of the allowance for loan losses to loans was 1.95%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination by management of the allowance of loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The Bank’s allowance and provision for loan losses increased in 2013 compared to the prior year reflecting, among other factors, the impact of higher charge offs on the Bank’s allowance and provision methodology.   The amount of future loan losses is susceptible to  changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates. Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices vary depending on the facts and circumstances of each loan, but generally include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections,  valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for loan losses, we will have to increase the provision for loan losses which will reduce our income and might cause us to incur losses.

Weak current conditions in the U.S. economy and the credit markets have had, and we expect they will continue to have, significant adverse effects on our assets and operating results.

For a multi-year period and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have been subject to considerable stress. Although there have been some recent improvements, many of the stresses have not yet been fully resolved.  These stresses have resulted in substantial declines in the availability of credit, the values of real estate and real estate–related assets, the availability of ready markets for those assets and impairment of the ability of many borrowers to repay their obligations. As a result of these conditions, during the past four years we materially increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets. A continuation of current weak economic conditions could further harm our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Bancorp, Inc.,and  its subsidiary The Bancorp Bank, are subject to extensive federal,and state regulation and supervision.  Our subsidiary in the European Union, TPL, is also subject to the laws of Gibraltar and all other European Union and European Economic Areas countries in which it operates.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company, the Bank and TPL in substantial and unpredictable ways.  Additionally, while we have policies and procedrues designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur, and failure to comply with these statutes, regulations or policies could result in sanctions against the Company or the Bank by regulatory agencies, civil money penalties, reputational damage, and a downgrade in the Bank’s CAMELS ratings, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

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

New lines of business, and new products and services may result in exposure to new risks.

The Bank has introduced, and in the future may introduce, new products and services to differing markets either alone or in conjunction with third parties.  New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully-developed or when the laws and regulations regarding a new product are not mature.  New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved.  Factors outside of our control, such as developing laws and regulations, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services.  Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows depend to a great extent on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses. Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.

We are subject to lending risks.

There are risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy of our regional market that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans. Our loan portfolio contains a high percentage of commercial non-real estate, construction and commercial mortgage loans in relation to our total loans and total assets. At December 31, 2013, commercial non-real estate loans were 23% of total loans, construction loans were 13% of total loans and commercial mortgage loans were 32% of total loans. Accordingly, at December 31, 2013, our loan portfolio was concentrated in commercial non-real estate, construction and commercial mortgage loans which comprised $1.33 billion, or 68.4%, of our total loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial, construction and commercial mortgage loans with relatively large balances, the deterioration of one or a few of these loans would cause a significant increase in non-performing loans. Current economic conditions have caused increases in our delinquent and defaulted loans. We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material. On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.

Our lending operations are concentrated in the Philadelphia-Wilmington metropolitan area.

Our commercial loans are largely made to borrowers based in the Philadelphia-Wilmington metropolitan area. As a result, our consolidated financial performance depends significantly upon economic conditions in this area. Local economic conditions that are worse than economic conditions in the United States generally could cause us to experience an increase in loan delinquencies, a reduction in deposits, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, greater than similarly situated institutions in other regions.

There is a significant concentration in prepaid card fee income which is subject to various risks.

A significant portion of our revenues are realized from prepaid card and other prepaid products and services offered by our Prepaid Solutions Group. Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense.

Regulatory and legal requirements applicable to the prepaid card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components both in the United States and the European Union.  These investments may not ensure compliance or otherwise mitigate risks involved in this business.  Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other  losses, each of which could have a material adverse effect on financial condition and operating results. Other risks related to prepaid cards include competition for prepaid and other payment mediums, possible changes in the rules of  networks, such as Visa and Mastercard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

The potential for fraud in the card payment industry is significant.

Issuers of prepaid cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain.  The theft of such information is regularly reported and affects individuals and businesses.  Losses from various types of fraud have been substantial for certain card industry participants.  The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could impact this division at some time in the future.

Risk management processes and strategies must be effective, and concentration of risk increases the potential for losses.

Our risk management processes and strategies must be effective, otherwise losses may result.  We manage asset quality, liquidity, market sensitivity, operational, regulatory,  third-party vendor and partner relationship risks,  and other risks through various  processes and strategies throughout the organization. If our risk management judgments and strategies are not effective, or unanticipated risks arise, our income could be reduced or we could sustain losses.

We depend in part upon wholesale and brokered deposits to satisfy funding needs.

Historically, we have relied in part on funds provided by wholesale and brokered deposits to support the growth of our loan portfolio. Wholesale and brokered deposits are highly sensitive to changes in interest rates paid on such deposits and, accordingly, can be a volatile source of funding.  Although such funding sources amounted to only 0.20% of our total deposits at December 31, 2013 and 0.34% at December 31, 2012, they represented 2.1% of total deposits at December 31, 2011 and higher percentages in previous periods.  Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the

Bank’s total assets could contract if the rates offered by the Bank were less than offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both.  In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered funds to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without from the consent of the FDIC.

We operate in a highly competitive market and geographic area.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, savings and loan associations, mutual savings banks, credit unions, leasing companies, consumer finance companies, factoring companies, insurance companies and money market mutual funds and card issuers. Our competitors vary significantly based on our products and services, with our competition for loans and community banking products being mostly regional and our competition for healthcare payment solutions, prepaid payment solutions, fleet leasing and affinity banking products and services being primarily national.

Competition for commercial loan products and other community banking products and services in the Philadelphia-Wilmington metropolitan area, which is our principal service area for commercial lending and community banking, is very strong. This geographic area includes offices of many of the largest financial institutions in the nation. Most of those competing institutions have much greater financial and marketing resources than we have and far greater name recognition. Due to their size, many of our competitors can achieve economies of scale and, as a result, may offer a broader range of lending products and services as well as better pricing structures for those products and services. Moreover, because we are smaller and less well-established, we may have to pay higher rates on our deposits or offer more free or reduced-cost services in order to attract and retain customers.

We face national and even global competition with respect to our other products and services, including payment acceptance products and services, healthcare payment solutions, private label banking, fleet leasing, government guaranteed lending and prepaid payment solutions.  Our commercial partners and banking customers for these products and services are located throughout the United States and, with respect to prepaid and electronic money payment solutions, the United States and the European Union, and the competition is strong in each category.  We encounter competition from some of the largest financial institutions in the world as well as smaller specialized regional banks and financial service companies.  Increased competition with any of these product or service offerings could result in the reduced pricing and resultant profit margins, fragmented market share and a failure to enjoy economies of scale, loss of customer and depositor base, and other risks that individually, or in the aggregate, could have a material adverse effect on our financial condition and results of operations.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $2.19 billion at December 31, 2013. We provide oversight over our affinity groups which must meet all internal and regulatory requirements. We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income. We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase. We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

Our affinity group marketing strategy has been adopted by other institutions with which we compete.

Several online banking operations as well as the online banking programs of conventional banks have instituted affinity group marketing strategies similar to ours. As a consequence, we have encountered competition in this area and anticipate that we will continue to do so in the future. This competition may increase our costs, reduce our revenues or revenue growth or, because we are a relatively small banking operation without the name recognition of other, more established banking operations, make it difficult for us to compete effectively in obtaining affinity group relationships.

Our lending limit may adversely affect our competitiveness.

Our regulatory lending limit as of December 31, 2013 to any one customer or related group of customers was $48.2 million for unsecured loans and $80.3 million for secured loans. Our lending limit is substantially smaller than that of many financial institutions with which we compete. While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may affect our ability to attract or maintain customers or to compete with other financial institutions. Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

As a financial institution whose principal medium for delivery of banking services is the Internet, we are subject to risks particular to that medium and other technological risks and costs .

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

Many conventional financial institutions offer the option of Internet banking and financial services to their existing and prospective customers. The public may perceive conventional financial institutions as being safer, more responsive, more comfortable to deal with and more accountable as providers of their banking and financial services, including their Internet banking services. We may not be able to offer Internet banking and financial services and personal relationship characteristics that have sufficient advantages over the Internet banking and financial services and other characteristics of established conventional financial institutions to enable us to compete successfully.

Moreover, both the Internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to compete will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to implement effectively new technology-driven products and services or be successful in marketing these products and services to our customers. Such products may also prove costly to develop or acquire.

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

A failure of cyber security may result in a loss of customers and our being liable for damages for such failure.

A significant barrier to online and other financial transactions is the secure transmission of confidential information over public networks and other mediums. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect customer transaction data. If we, or another provider of financial services through the Internet, were to suffer damage from a security breach, public acceptance and use of the Internet as a medium for financial transactions could suffer. Any security breach could deter potential customers or cause existing customers to leave, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the Internet. We could also be liable for any customer damages arising from such a breach.  Other cyber threats involving theft of confidential information could also result in liabilty.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

We obtain essential technological and customer services support for the systems we use from third-party providers. We outsource our check processing, check imaging, transaction processing, electronic bill payment, statement rendering, internal audit and other services to third- party vendors. For a description of these services, you should read Item 1, “Business—Other Operations—Third-Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted. Even a temporary disruption in services could result in our losing customers, incurring liability for any damages our customers may sustain, or losing revenues.    Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces.

We may be affected by government regulation including those mandating capital levels .

We are subject to extensive federal and state banking regulation and supervision, which has increased in the past several years as a result of stresses the financial system has undergone for an extended period of years. The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, product offerings, capital structure, investment practices, dividend policy and growth. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations. Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed.  Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices (see "Business--Regulation Under Banking Law") could result in regulatory sanctions and possibly third-party liabilities.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

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

Implemented, proposed and future regulatory and legislative financial reforms may result in new laws and regulations that we expect will increase our compliance burdens and operating costs.

The passage of new laws and the adoption of new rules and regulations cannot be fully or accurately predicted.  Any such proposed laws and regulations may limit our operations, require higher levels of capital and liquidity, create additional compliance burdens, or otherwise impact our operations.  Most recently, passage of the  Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to, change,the bank regulatory structure, and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods, which could have a material adverse effect on the financial services industry, generally and our company in particular.

We expect that the Dodd-Frank Act’s “Durbin Amendment,” which applies to all banks, regardless of asset size, will continue to affect us.  The Durbin Amendment required the Federal Reserve to adopt a rule establishing debit card interchange fee standards and limits and prohibiting network exclusivity and routing requirements.  The Dodd-Frank Act exempts from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion.  Because of our asset size, we are exempt from the debit card interchange fee standards and will continue to be exempt unless the exemption is amended or we, together with our affiliate, surpass $10 billion in assets.

On June 29, 2011,the Federal Reserve implemented final routing regulatory requirements to prohibit network exclusivity arrangements on debit card transactions and ensure merchants will have choices in debit card routing, which apply to us.  The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature), for both debit cards and prepaid cards. As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network. Cards usable only with PINs must be enabled with two unaffiliated PIN networks.

Recent litigation has called into question whether the Federal Reserve’s network exclusivity rules will withstand legal challenges.  Specifically, on July 31, 2013, the United States District Court for the District of Columbia granted summary judgment in favor of the plaintiffs, a group of merchant trade associations and individual merchants challenging certain aspects of the interchange fee standards and the network exclusivity and routing restrictions, in the case of NACS et. al. v. Board of Governors of the Federal Reserve System.  The court vacated the interchange fee cap and the network exclusivity aspects of the rule, but stayed the implementation of the holding pending the Federal Reserve’s appeal of the ruling to the United States Court of Appeals for the District of Columbia Circuit.  If the Court’s opinion is upheld on appeal, the Federal Reserve would need to issue new regulations and issuer’s, including the Bank, may be required to provide two unaffiliated signature networks and two unaffiliated PIN networks on each card, for a total of four networks on each card, which could have a material adverse impact on our results of operations and our financial condition.

It is difficult to predict at this time what specific impact many aspects of the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks;  however, we expect that at a minimum they will increase our operating and compliance costs and obligations, which could have a material adverse effect on our financial condition and results of operations.

A further downgrade of the U.S. government credit rating could negatively impact our investment portfolio and other operations.

A significant amount of our investment portfolio is rated by outside ratings agencies as explicitly or implicitly backed by the  United States government. In 2011, the credit rating of the United States government was lowered, and it is possible it may be downgraded further, based upon rating agencies’ evaluations of the effect of increasing levels of government debt and related

Congressional actions.  A lowering of the United States government credit ratings may reduce the market value or liquidity of our securities.

Our success will depend on our ability to retain Betsy Z. Cohen, our Chief Executive Officer, and our senior management.

We believe that our future success will depend upon the expertise of, and customer relationships established by, Betsy Z. Cohen, our Chief Executive Officer, and other members of senior management. If Mrs. Cohen were to become unavailable for any reason, or if we are unable to retain or attract highly qualified and experienced personnel, our ability to obtain deposits or loan customers may be materially adversely affected.

Potential acquisitions may disrupt our business and dilute stockholder value.

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target entity;
•	exposure to potential asset quality issues of the target entity;
•	difficulty and expense of integrating the operations and personnel of the target entity;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target entity;
•	difficulty in estimating the value of the target entity;
•	potential changes in banking or tax laws or regulations that may affect the target entity; and
•	difficulty navigating and integrating legal, operating cultural differences between the United States and the countries of the target entity’s operations.

From time to time we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Oversight management by us of third parties by which we acquire deposit accounts and offer products and services, may be required to be expanded by our auditors or regulators. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased noninterest expense.

Any future FDIC insurance premium increases will adversely affect our earnings.

Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings. On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments based upon regulatory examination classification with increased rates for brokered deposits.  The final rule became effective on April 1, 2011.  If the Bank’s rating is changed, insurance premiums will be increased which will adversely affect our earnings.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits. In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Consequently, the inability to receive dividends from the

Bank could adversely affect our financial condition, results of operations, cash flows and prospects.  Even if the Bank has the capacity to pay dividends, which it currently does, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in 2013, 2012 and 2011, to retain some or all of its earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Rd. Wilmington, Delaware. We maintain loan production offices at Phildelphia, Pennsylvania, New York, New York, King of Prussia, Pennsylvania and Chicago Illinois, leasing offices at Crofton, Maryland and Orlando, Florida, prepaid offices in Sioux Falls, South Dakota and Minneapolis, Minnesota and our European prepaid card operations at Newcastle Upon Tyne, United Kingdom, Lozenetaz, Sofia Bulgaria and Ocean Village, Gibraltar.  Locations and certain additional information regarding our offices and other material properties at December 31, 2013 are listed below.

Location	Expiration	Square Feet	Monthly Rent
United States
Crofton, Maryland	2015	3,243	$ 5,145
Sioux Falls, South Dakota	2022	38,611	65,757
Orlando, Florida	2014	12,400	10,038
Philadelphia, Pennsylvania	2014	24,531	53,899
New York, New York	2015	3,037	18,499
King of Prussia, Pennsylvania	2017	2,728	4,604
Minneapolis, Minnesota	2017	3,181	4,431
Wilmington, Delaware	2018	41,537	90,080
Chicago, Illinois	2020	6,864	13,742
New York, New York	2020	2,627	8,383

Europe(1)
Newcastle Upon Tyne, United Kingdom	2014	250	1,331
Lozenetaz, Sofia Bulgaria	2014	4,413	6,229
Ocean Village, Gibraltar	2022	4,585	15,603

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

Quarter Ended	Price Range
	High	Low
2013
March 31, 2013	$ 14.24	$ 7.14
June 30, 2013	$ 15.14	$ 12.10
September 30, 2013	$ 18.61	$ 14.75
December 31, 2013	$ 19.14	$ 15.78

2012
March 31, 2012	$ 10.24	$ 7.14
June 30, 2012	$ 10.50	$ 8.26
September 30, 2012	$ 10.72	$ 8.61
December 31, 2012	$ 12.73	$ 10.24

As of March 3, 2014, there were 37,620,945 shares of common stock outstanding held of record by 4,645 persons.

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

Share Repurchase Plan

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  We have repurchased 100,000 shares of a total maximum number of 750,000 shares authorized by the Board of Directors.  Unless modified or revoked by the Board, this authorization does not expire.  There were no shares repurchased in 2012 or 2013.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	( c)
1999 Omnibus plan	703,500	$11.22	93,000
2003 Omnibus plan	2,874	$10.87	-

2005 Omnibus plan	804,500	$10.17	109,125
Stock option and equity plan of 2011	1,307,841	$8.75	70,534
Stock option and equity plan of 2013	-	N/A	2,200,000
Total	2,818,715	$9.77	2,472,659

* All plans have been approved by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index. The graph shows the value of $100 invested in our common stock and both indices on December 31, 2008 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	As of
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
The Bancorp, Inc.	100.00	182.93	271.20	192.80	292.53	477.60
NASDAQ Bank Stock Index	100.00	81.50	91.18	79.85	92.46	128.43
NASDAQ Composite Stock Index	100.00	143.89	168.22	165.19	191.47	264.84

The following graph reflects stock performance since 2008,  the year in which the Bank obtained TARP, compared to the KBW bank index which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
The Bancorp, Inc.	100.00	182.93	271.20	192.80	292.53	477.60
KBW Bank Index	100.00	99.46	121.59	91.71	119.42	161.29

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. We derived the selected financial data from our consolidated financial statements for those periods, which have been audited by Grant Thornton LLP, independent registered public accounting firm. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 106,550	$ 96,855	$ 88,442	$ 82,732	$ 79,759
Interest expense	10,768	11,411	12,036	14,539	16,050
Net interest income	95,782	85,444	76,406	68,193	63,709
Provision for loan and lease losses	29,500	22,438	21,498	19,287	13,000
Net interest income after provision for loan
and lease losses	66,282	63,006	54,908	48,906	50,709
Non-interest income	83,430	49,598	30,525	20,596	11,457
Non-interest expense	110,777	88,186	72,204	61,748	55,816
Income before income tax benefit	38,935	24,418	13,229	7,754	6,350
Income tax	13,825	7,794	4,311	2,532	2,248
Net income	25,110	16,624	8,918	5,222	4,102
Less preferred stock dividends and
accretion	-	-	-	(6,242)	(3,760)
Net income (loss) available to common
shareholders	$ 25,110	$ 16,624	$ 8,918	$ (1,020)	$ 342
Net income (loss) per share - basic	$ 0.67	$ 0.50	$ 0.28	$ (0.04)	$ 0.02
Net income(loss) per share - diluted	$ 0.66	$ 0.50	$ 0.28	$ (0.04)	$ 0.02

Balance Sheet Data:
Total assets	$ 4,706,065	$ 3,699,659	$ 3,010,681	$ 2,395,723	$ 2,043,534
Total loans, net of unearned costs	1,958,445	1,902,854	1,744,828	1,619,195	1,523,722
Allowance for loan and lease losses	38,182	33,040	29,568	24,063	19,123
Total cash and cash equivalents	1,237,942	968,092	749,174	472,319	354,459
Deposits	4,272,989	3,313,221	2,682,551	2,024,097	1,654,509
Federal Home Loan Bank advances	-	-	-	87,000	100,000
Shareholders' equity	359,604	336,677	271,479	198,906	245,203

Selected Ratios:
Return on average assets	0.61%	0.48%	0.31%	0.23%	0.22%
Return on average common equity	7.22%	5.86%	3.54%	2.45%	1.99%
Net interest margin	2.44%	2.58%	2.96%	3.28%	3.74%
Book value per common share	$ 9.56	$ 9.06	$ 8.18	$ 7.60	$ 7.64

Selected Capital and Asset Quality Ratios:
Equity/assets	7.64%	9.10%	9.02%	8.30%	12.00%
Tier I capital to average assets	8.58%	10.00%	8.69%	8.37%	12.68%
Tier 1 capital to total risk-weighted assets	14.57%	16.39%	14.64%	11.99%	15.81%
Total capital to total risk-weighted assets	15.83%	17.64%	15.89%	13.24%	17.06%
Allowance for loan and lease losses to total
loans	1.95%	1.74%	1.69%	1.49%	1.26%

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses and our determination of the fair value of financial instruments involve a higher degree of judgment and complexity than our other significant accounting policies.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the consolidated statement of operations. If management believes market value losses are temporary and that we have the ability and intention to hold those securities to maturity, we recognize the reduction in other comprehensive income, through equity.  We evaluate whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, we estimate expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.

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

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our consolidated financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

Results of Operations

Overview: Net interest income continued its  upward trend in 2013 and 2012, notwithstanding historically low market  interest rates resulting from continuing Federal Reserve Bank actions to maintain low rates for extended periods.  As a result, asset yields declined to a greater degree than rates on deposits which are now minimally in excess of 0%. Net interest income grew primarily because of loan growth and a strategy to significantly expand the investment securities portfolio. Non interest income has continued its upward trend as each major category thereof continued to trend upward. Additional personnel for prepaid cards, loan production and infrastructure were reflected in higher non interest expense.   Compliance personnel and other costs  also continued to grow significantly.

Net Income: 2013 compared to 2012.  Net income for 2013 was $25.1 million, compared to net income of $16.6 million for 2012.  The $8.5 million, or 51.0%, increase reflected a $32.4 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and a $10.3 million increase in net interest income which were partially offset by a $7.1 million increase in the provision for loan and lease losses and a $22.6 million increase in non-interest expense.  The increase in non-interest income reflected a $12.0 million increase in prepaid card fees which reflected higher volumes of transactions and accounts.  The increase also reflected a $15.3 million increase in gain on sale of loans resulting from the sale of a greater amount of loans. Higher net interest income resulted primarily from higher securities and loan balances and reductions in interest expense, while deposits grew significantly in 2013.  Of the $22.6 million increase in non-interest expense, $13.0 million resulted from higher salaries and employee benefits primarily as a result of staff additions.  The increase reflected staff additions to our prepaid card, regulatory compliance and commercial loan sales departments to accommodate their growth.  Diluted earnings per share of $0.66 for 2013 compared to a diluted earnings per share of $0.50 for 2012, an increase of 32%.

Net Income: 2012 compared to 2011.  Net income for 2012 was $16.6 million, compared to net income of $8.9 million for 2011.  The $7.7 million, or 86.4% increase, reflected a $19.3 million increase in noninterest income (excluding securities gains and other-than-temporary impairment (OTTI)), and a $9.0 million increase in net interest income which were partially offset by a $940,000 increase in the provision for loan and lease losses and a $16.0 million increase in non-interest expense.  The higher non-interest income primarily resulted from higher prepaid card fees which resulted from processing higher volumes of transactions. Higher net interest income resulted primarily from higher loan and investment balances and lower deposit costs.  Prepaid card, institutional banking, healthcare and card payment processing deposits all grew significantly in 2012.  Of the $16.0 million increase in non-interest expense, $8.9 million resulted from higher salaries and employee benefits primarily as a result of staff additions.  The increase reflected staff additions to our call center operations, prepaid cards, regulatory compliance, the SBA loan department and deposit and loan support functions.  Loss on sale and writedowns on other real estate owned increased $2.0 million and data processing expense increased $1.3 million.  Diluted earnings per share of $0.50 for 2012 compared to a diluted earnings per share of $0.28 for 2011, an increase of 79%.

Net Interest Income: 2013 compared to 2012. Our net interest income for 2013 increased to $95.8 million, an increase of $10.3 million or 12.1%, from $85.4 million for 2012, reflecting a respective $9.7 million or 10% increase in interest income to $106.6 million from $96.9 million for 2012. The increase in net interest income resulted primarily from higher balances of securities and loans while interest expense was reduced.  Our average loans and leases increased 10.5% to $2.01 billion in 2013 from $1.82 billion for 2012, while related interest income increased $4.8 million on a tax equivalent basis.  Our average investment securities increased 80% to $1.06 billion for 2013 from $586.4 million for 2012, while related interest income increased $5.6 million on a tax equivalent basis.  We increased our investment portfolio in 2012 to increase yields earned on funds which would otherwise be invested in lower yielding overnight investments. The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows in 2013. Interest expense decreased by $643,000 in 2013, reflecting lower deposit rates.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2013 decreased 14 basis points to 2.44% from 2.58% for 2012. The decrease in  net interest margin resulted primarily from disproportionately high balances at the Federal Reserve Bank, resulting from continuing high deposit growth, and continued downward pressure on loan and securities yields.  Deposits invested at the Federal Reserve Bank bore interest at only 25 basis points.  For 2013 the average yield on our interest-earning assets decreased to 2.71% from 2.92% for 2012, a decrease of 21 basis points. The cost of total deposits decreased to 0.27% for 2013 from 0.33% for 2012, a decrease of 6 basis points. The cost of total deposits and interest bearing liabilities decreased to 0.29% in 2013 compared to 0.36% in 2012, a decrease of 7 basis points. This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits, in particular a significant increase in demand and interest checking deposits.  In 2013, average demand and interest checking deposits amounted to $3.19 billion, compared to $2.67 billion in 2012, an increase of 19%.  The increase primarily reflected increased balances in prepaid card and institutional banking deposits.  In 2013, average total deposits increased 18% to $3.70 billion, compared to $3.15 billion in 2012.  The growth reflected increases in balances associated with our prepaid card, institutional banking, card payment processing and healthcare categories.

Net Interest Income: 2012 compared to 2011. Our net interest income for 2012 increased to $85.4 million, an increase of $9.0 million or 11.8%, from $76.4 million for 2011, reflecting a respective $8.4 million or 9.5%, increase in interest income to $96.9 million from $88.4 million. The increase in net interest income resulted from higher balances of securities and loans and lower deposit costs.  Our average loans and leases increased 8.6% to $1.82 billion in 2012 from $1.68 billion for 2011, while related interest income increased $3.7 million on a tax equivalent basis.  Our average investment securities increased 60.0% to $586.4 million for 2012 from $366.5 million for 2011, while related interest income increased $3.9 million on a tax equivalent basis.  The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows in 2012. Interest expense decreased by $624,000 in 2012, reflecting lower deposit rates.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2012 decreased to 2.58% from 2.96% for 2011, a decrease of 38 basis points. The decrease in the net interest margin resulted primarily from significant deposit growth , the offsetting balances for which were maintained at the Federal Reserve Bank and continued downward pressure on loan and investment yields.  Deposits invested at the Federal Reserve Bank bore interest at only 25 basis points.  For 2012  the average yield on our interest-earning assets decreased to 2.92% from 3.42% for 2011, a decrease of 50 basis points. The cost of total deposits decreased to 0.33% for 2012 from 0.43% for 2011, a decrease of 10 basis points. The cost of total deposits and interest bearing liabilities amounted to 0.36% in 2012 compared to 0.46% in 2011, a decrease of 10 basis points. This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits, in particular a significant increase in demand and interest checking deposits.  In 2012, average demand and interest checking deposits increased 22% to $2.67 billion, compared to $2.18 billion in 2011.  The increase reflected increased balances in prepaid card and institutional banking deposits.  In 2012, average total deposits increased 23% to $3.15 billion, compared to $2.56 billion in 2011, an increase of 23%. The growth reflected increases in balances associated with our prepaid card, institutional banking, card payment processing and other accounts.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 1,996,042	$ 82,448	4.13%	$ 1,807,770	$ 77,685	4.30%
Leases - bank qualified*	16,209	910	5.61%	13,571	826	6.09%
Investment securities-taxable	811,440	15,999	1.97%	482,463	13,378	2.77%
Investment securities-nontaxable*	246,490	7,320	2.97%	103,900	4,331	4.17%
Interest earning deposits at Federal Reserve Bank	931,468	2,328	0.25%	974,762	2,433	0.25%
Federal funds sold and securities sold under agreements to resell	34,589	425	1.23%	425	7	1.65%
Net interest earning assets	4,036,238	109,430	2.71%	3,382,891	98,660	2.92%

Allowance for loan and lease losses	(38,560)			(32,320)
Other assets	110,584			127,485
	$ 4,108,262			$ 3,478,056

Liabilities and Shareholders' Equity:
Deposits:

Demand and interest checking	$ 3,185,919	$ 7,851	0.25%	$ 2,666,493	$ 7,691	0.29%
Savings and money market	500,113	2,133	0.43%	455,860	2,401	0.53%
Time	17,443	182	1.04%	26,624	356	1.34%
Total deposits	3,703,475	10,166	0.27%	3,148,977	10,448	0.33%

Repurchase agreements	18,442	54	0.29%	22,508	95	0.42%
Subordinated debt	13,401	548	4.09%	13,401	869	6.48%
Total deposits and interest bearing liabilities	3,735,318	10,768	0.29%	3,184,886	11,412	0.36%

Other liabilities	25,277			9,438
Total liabilities	3,760,595			3,194,324

Shareholders' equity	347,667			283,732
	$ 4,108,262			$ 3,478,056

Net interest income on tax equivalent basis *		$ 98,662			$ 87,248

Tax equivalent adjustment		2,880			1,804

Net interest income		$ 95,782			$ 85,444

Net interest margin *			2.44%			2.58%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2011
	Average		Average
	Balance	Interest	Rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 1,671,940	$ 74,347	4.45%
Leases - bank qualified*	4,976	438	8.80%
Investment securities-taxable	289,002	9,682	3.35%
Investment securities-nontaxable*	77,509	4,111	5.30%
Interest earning deposits at Federal Reserve Bank	588,689	1,461	0.25%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%
Net interest earning assets	2,632,116	90,039	3.42%

Allowance for loan and lease losses	(26,999)
Other assets	255,444
	$ 2,860,561

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 2,175,972	$ 8,035	0.37%
Savings and money market	355,094	2,550	0.72%
Time	31,066	354	1.14%
Total deposits	2,562,132	10,939	0.43%

Short-term borrowings	745	3	0.40%
Repurchase agreements	23,113	231	1.00%
Subordinated debt	13,401	863	6.44%
Total deposits and interest bearing liabilities	2,599,391	12,036	0.46%

Other liabilities	9,138
Total liabilities	2,608,529

Shareholders' equity	252,032
	$ 2,860,561

Net interest income on tax equivalent basis *		$ 78,003

Tax equivalent adjustment		1,597

Net interest income		$ 76,406

Net interest margin *			2.96%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2013, average interest-earning assets increased to $4.04 billion, an increase of $653.3 million, or 19.3%, from 2012. The increase reflected increased average balances of loans of $190.9 million, or an 10.5% increase, and increased average balances of investment securities of $471.6 million, or a 80.4% increase. Average demand deposits and interest checking deposits increased $519.4 million, or a 19.5% increase. Average savings and money market deposits increased $44.3 million,  or a 9.7% increase.  The Bank experienced growth in prepaid, institutional banking,  card payment processing, healthcare and other deposit categories. Prepaid, institutional banking and card payment processing balances increased primarily due to the acquisition of new clients as a result of marketing efforts.

Volume and Rate Analysis. The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2011 through 2013 on a tax equivalent basis. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2013 versus 2012			2012 versus 2011
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 7,590	$ (2,827)	$ 4,763	$ 5,694	$ (2,356)	$ 3,338
Bank qualified tax free leases net of
unearned discount	140	(56)	84	472	(84)	388
Investment securities-taxable	4,548	(1,927)	2,621	4,977	(1,281)	3,696
Investment securities-nontaxable	3,781	(792)	2,989	593	(373)	220
Interest earning deposits	(108)	3	(105)	964	8	972
Federal funds sold	418	-	418	7	-	7
Total interest earning assets	16,369	(5,599)	10,770	12,707	(4,086)	8,621
Interest expense:
Demand and interest checking	$ 1,498	$ (1,338)	$ 160	$ 1,811	$ (2,155)	$ (344)
Savings and money market	279	(547)	(268)	(2,457)	2,308	(149)
Time	(106)	(68)	(174)	(9)	11	2
Total deposit interest expense	1,671	(1,953)	(282)	(655)	164	(491)
Short-term borrowings	-	-	-	(2)	(1)	(3)
Subordinated debt	-	(321)	(321)	-	6	6
Other borrowed funds	(15)	(26)	(41)	(6)	(130)	(136)
Total interest expense	1,656	(2,300)	(644)	(663)	39	(624)
Net interest income:	$ 14,713	$ (3,299)	$ 11,414	$ 13,370	$ (4,125)	$ 9,245

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $29.5 million for 2013, $22.4 million for 2012, and $21.5 million for 2011. The increases in the provision are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions. That evaluation reflected the impact of higher levels of charge-offs which totaled $25.6 million, $21.3 million and $16.1 million respectively, in 2013, 2012 and 2011.  At December 31, 2013, our allowance for loan and lease losses amounted to $38.2 million or 1.95% of total loans. We believe that our allowance is adequate to cover expected losses. For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition —Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income. Non-interest income was $83.5 million for 2013, compared to $49.8 million for 2012 and $30.6 million for 2011 before other than temporary impairment on securities of $20,000,  $202,000 and $75,000 in those respective years.  The $33.7 million, or 67.6%, increase in non-interest income in 2013 compared to 2012 reflected the $12.0 million impact of increases in transaction volumes and accounts on prepaid card fees.  Prepaid card fees increased 36.1%, to $45.3 million from $33.3 million in 2012.  Commercial loan sales income also increased  $15.3 million to $17.2 million which income is presented net of certain direct origination costs and is gross of $5.9 million of other production expenses.  Other increases included increases in service fees on deposit accounts of $1.4 million, or 40.3%, reflecting increases in the number of healthcare accounts, and increases in card payment processing fees of $1.1 million, or 35.9% as a result of processing higher volumes of card payment processing and clearing house payment, or ACH, transactions.  The $19.2 million, or 62.7%, increase in non-interest income in 2012 compared to 2011 primarily reflected the $14.6 million impact of increases in transaction volume on prepaid card fees.  Prepaid card fees increased 78.5% to $33.3 million from $18.7 million in 2011. Respective increases in loan sales income of $1.9 million reflected the sale of certain commercial loans; increases of $1.2 million or 74.0%, in affinity fees, reflected the impact of one affinity group’s increase in account volume; increases in service fees on deposit accounts of $996,000, or 39.0%, reflected the institution of monthly service charges on certain healthcare accounts; and increases in card payment processing fees of $578,000, or 24.1%, reflected processing higher volumes of card payment processing and clearing house payment, or ACH, transactions.

Non-Interest Expense.  Total non-interest expense in 2013 was $110.8 million, an increase of $22.6 million or 25.6% over the $88.2 million in 2012. Salaries and employee benefits amounted to $53.1 million in 2013, an increase of $13.0 million or 32.5% over the $40.1 million in 2012.  The increase reflected staff additions to our prepaid card, regulatory compliance,  commercial loan sales departments and other infastructure.  The prepaid card staff additions reflected staff acquired in December 2012 in connection with European operations and regulatory compliance staff additions reflected personnel for third party risk management and staff for complance with various regulations.  Commmercial loan sales staff increases reflected additional originators.  It also reflected average annual salary increases of approximately 2% for certain staff.  Depreciation and amortization increased $932,000 to $3.7 million, or 33.7%, from $2.8 million in 2012, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent increased $721,000 to $4.1 million, or 21.5%, from $3.4 million in 2012, which reflected additional prepaid card, compliance and other office rent. Data processing expense increased to $11.2 million, an increase of approximately $962,000 or 9.4% from $10.2 million in 2012, reflecting increases in the number of deposit accounts and related transaction volume.  Printing and supplies decreased $61,000 or 3.5% to $1.7 million from $1.7 million 2012.  Professional fees, primarily audit related, increased $296,000 or 25.9% to $1.4 million from $1.1 million in 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $1.8 million, or 47.0%, to $5.7 million from $3.9 million in 2012.    The increase primarily reflected increased costs associated with managing the loan portfolio and loan collections.  Legal expense continued to reflect additional expense for European operations, which included obtaining licenses in various countries in the European Union.  Loss on sale and write-downs on other real estate owned, or OREO, decreased $1.0 million to $1.5 million from $2.5 million in 2012 due primarily to lower writedowns to reduce carrying costs to expected proceeds from sales. FDIC insurance increased $510,000 or 16.1% to $3.7 million from $3.2 million for 2012. The increase resulted primarily from a growth in average assets against which the assessment rate is applied.  Software expense increased $1.3 million or 54.0% to $3.8 million from $2.4 million in 2012. The increase included software for prepaid cards, SBA loan processing, increased security, storage capacity and  software used for deposit products and increased amortization costs for internally developed software related to our affinity programs. Other real estate owned expense increased $280,000, or 50.0% to $840,000 from $560,000 in 2012.  The increase resulted primarily from an increase in our OREO properties.  At December 31, 2013, OREO properties totaled $26.3 million, compared to $4.2 million at the prior year end.  Other non-interest expense increased $3.7 million or 24.2% to $19.2 million from $15.3 million in 2012.  The $3.7 million increase primarily reflected increases as follows: $669,000 in loan sales departmental expenses, $655,000 in travel, which includes business development,  $577,000 in consulting fees primarily related to commercial loan sales to secondary commercial mortgage backed securities markets, $335,000 in insurance primarily for prepaid cards, $315,000 in marketing, $263,000 related to our European operations and $203,000 in correspondent bank fees.

 Total non-interest expense in 2012 was $88.2 million, an increase of $16.0 million or 22.1% over the $72.2 million in 2011. Salaries and employee benefits amounted to $40.1 million in 2012, an increase of $8.9 million or 28.8% over the $31.1 million in 2011. The increase primarily reflected staff additions to our call center operations, prepaid cards, legal, regulatory compliance, the SBA loan department and deposit and loan support functions.  Depreciation and amortization increased $319,000 to $2.8 million, or 13.1%, which reflected additional leasehold improvements and equipment for staff additions.  Rent increased $393,000 to $3.4 million, or 13.3% for 2012, which reflected additional prepaid card, compliance and other office rent. Data processing expense increased to $10.2 million, an increase of approximately $1.3 million or 14.2% from $9.0 million in 2011, reflecting increases in the number of deposit accounts and related transaction volume. Printing and supplies increased to $1.7 million an increase of $192,000 or 12.6% over $1.5 million in 2011. The increase primarily reflected the impact of increased deposit account volume.  Legal expense increased $1.1 million, or 38.8%, to $3.9 million from $2.8 million in 2011.  The increase primarily reflected $658,000 in legal costs associated with an acquisition of assets of a European prepaid card processor and $454,000 in increased costs associated with managing the loan portfolio. Loss on sale and write-downs on other real estate owned increased $2.0 million to $2.5 million from $555,000 in 2011 reflecting losses on the sale of other real estate and writedowns to reduce carrying costs to expected proceeds from sales. FDIC insurance decreased $163,000 or 4.9% to $3.2 million from $3.3 million for 2011. The decrease resulted primarily from a reduction in the assessment rate for the Bank beginning in the second quarter of 2011 which was partially offset by growth in liabilities against which the rate is applied.  Software expense increased $302,000 or 14.7% to $2.4 million from $2.0 million in 2011. The increase included software for SBA loan processing, increased security, storage capacity and various hardware, software used for deposit products and increased amortization costs for internally developed software related to our affinity programs. Other real estate owned expense decreased $599,000, or 51.7% to $560,000 from $1.2 million in 2011.  The decrease resulted primarily from a decrease in our OREO properties.  At December 31, 2012, OREO properties totaled $4.2 million, compared to $7.4 million at the prior year end.  Other non-interest expense increased $2.2 million or 16.8% to $15.4 million from $13.2 million in 2011.  The $2.2 million increase primarily reflected a $534,000 increase in various loan expenses, a $428,000 increase in customer identification verification expense primarily for prepaid cards, a $349,000 increase in travel expense, which includes business development, a $404,000 increase in telephone expense and a $300,000 increase in check card losses.

Income Tax Benefit and Expense

Income tax expense was $13.8 million for 2013, $7.8 million for 2012 and $4.3 million for 2011.  Our effective tax rate for 2013 was 35.5% for 2013 compared to 31.9% for 2012 and 32.6% for 2011.  The higher tax rate in 2013 primarily reflected the impact of of higher pre-tax income which was partially offset by the impact of growth in our tax exempt securities income.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $959.8 million in 2013, $630.7 million in 2012 and $658.5 million in 2011.  Our deposit growth in these years has exceeded our ability to deploy the funds in prudent loans, resulting in significant increases in our cash and cash equivalents which we discuss below.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2013.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times in 2013.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using deposits for our funding as a result of our deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $406.2 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of December 31, 2013, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2013,we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66. We did not repurchase any shares in 2013 and 2012.

Included in our cash and cash-equivalents at December 31, 2013 were  $1.20 billion of interest-earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As federal funds rates became comparable to the 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we deployed a portion of our excess funds to various securities investments to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $600.7 million in 2013, $291.3 million in 2012 and $206.2 million in 2011 and net loans of $138.6 million in 2013, $181.9 million in 2012 and $148.4 million in 2011. At December 31, 2013, we had outstanding commitments to fund loans, including unused lines of credit, of $590.1 million.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At December 31, 2013 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of December 31, 2013
The Company	8.58%	14.57%	15.83%
The Bancorp Bank	6.72%	11.40%	12.66%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2012
The Company	10.00%	16.39%	17.64%
The Bancorp Bank	7.50%	11.91%	13.16%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

The liquidity of the Bancorp, Inc. considered as an entity apart from the bank, depends almost entirely upon the ability of the Bank to pay dividends to The Bancorp, Inc., which is subject to regulatory constraints.  For a discussion of these constraints, see Item 1, “Business – Federal Regulation Regulatory Restrictions on Dividends” and “Delaware Regulation: Limitation on Dividends.”  During 2013, 2012 and 2011, no dividends were paid and these regulatory constraints had no material effect on The Bancorp, Inc.

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

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates, future cash flows and discount rates. Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income, all else equal. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2013. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgemental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 788,293	$ 207,256	$ 362,725	$ 250,401	$ 349,770
Investment securities	405,882	81,745	336,725	211,074	314,896
Interest earning deposits	1,196,515	-	-	-	-
Securities purchased under agreements to resell	7,544	-	-	-	-
Total interest earning assets	2,398,234	289,001	699,450	461,475	664,666

Interest bearing liabilities:
Demand and interest checking	2,349,106	168,455	168,455	-	-
Savings and money market	134,041	268,080	134,041	-	-
Time deposits	2,899	8,313	2,981	32	-
Securities sold under agreements to repurchase	21,221	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,520,668	444,848	305,477	32	-
Gap	$ (122,434)	$ (155,847)	$ 393,973	$ 461,443	$ 664,666
Cumulative gap	$ (122,434)	$ (278,281)	$ 115,692	$ 577,135	$ 1,241,801

Gap to assets ratio	-3%	-3%	8%	10%	14%
Cumulative gap to assets ratio	-3%	-6%	2%	12%	26%

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

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations. Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits. As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the consolidated balance sheet to those changes. Market Value of Portfolio Equity, or MVPE, represents the fair value of the net present value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories. The following table shows the effects of interest rate shocks on our MVPE and net interest income. Rate shocks assume that current interest rates change immediately and sustain parallel shifts. For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2013.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2013		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 621,288	3.36%	$ 124,571	9.05%
+100 basis points	610,545	1.57%	118,079	3.37%
Flat rate	601,101	0.00%	114,228	0.00%
-100 basis points	558,423	-7.10%	106,353	-6.89%
-200 basis points	517,703	-13.87%	96,689	-15.35%

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

Historically, we have used variable rate commercial loans as the principal means of limiting interest rate risk. We believe our asset/liability strategy will be to maintain a positive gap position (that is, to continue to have interest-earning assets subject to repricing that exceed in amount interest-bearing liabilities subject to repricing) for one to three year time horizons. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2013 were $4.70 billion, of which our total loans were $2.03 billion. At December 31, 2012 our total assets were $3.70 billion, of which our total loans were $1.91 billion. Most of the increase in total assets at December 31, 2013 reflected deposit inflows, some of which are seasonal, and a significant portion of which we maintained at the Federal Reserve Bank.

Interest earning deposits and federal funds sold.  At December 31, 2013, we had a total of $1.20 billion of interest earning deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio. The Financial Accounting Standards Board Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Accordingly, marking an available-for-sale portfolio to market results in fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates and market demand for such securities cause the fair value of fixed-rate securities to fluctuate.  Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities increased to $1.35 billion on December 31, 2013, an increase of $587.0 million or 76.9% from a year earlier. The increase in investment securities was primarily a result of increased purchases of municipal,  corporate and other securities.

Other securities, included in the held-to-maturity classification at December 31, 2013, consisted of three securities secured by a diversified portfolio of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred security.  The pooled trust preferred security totaled $370,000 and was collateralized by bank trust preferred securities.  The amortized cost of the single issuer trust preferred securities was $14.0 million, of which one security for  $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior note was $7.0 million.  The book value for the securities secured by the diversified portfolio of corporate securities was $76.0 million.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2013:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,895	$ 2,000	$ 105	Not rated
Security B	3,198	2,876	(322)	Not rated
Security C	8,911	5,011	(3,900)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2013:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine *	$ 370	$ 671	$ 301	CAA3	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized losses on the consolidated income statement becomes the security’s new cost basis. As prescribed by accounting standards, for 2013, 2012 and 2011 respectively, we recognized other-than-temporary impairment charges of $20,000, $202,000 and $75,000 related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio. At December 31, 2013 and 2012, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2013		December 31, 2013
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 10,680	$ 10,726	$ -	$ -
Federally insured student loan securities	147,717	147,573	-	-
Tax-exempt obligations of states and political subdivisions	378,180	378,950	-	-
Taxable obligations of states and political subdivisions	78,638	79,168	-	-
Residential mortgage-backed securities	323,199	322,774	-	-
Commercial mortgage-backed securities	118,838	120,347	-	-
Corporate and other debt securities	194,010	193,579	97,205	95,030
	$ 1,251,262	$ 1,253,117	$ 97,205	$ 95,030

	Available-for-sale		Held-to-maturity
	December 31, 2012		December 31, 2012
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 7,255	$ 7,500	$ -	$ -
Federally insured student loan securities	142,851	143,770	-	-
Tax-exempt obligations of states and political subdivisions	112,393	117,705	-	-
Taxable obligations of states and political subdivisions	38,291	41,388	-	-
Residential mortgage-backed securities	275,197	277,807	-	-
Commercial mortgage-backed securities	92,765	97,031	-	-
Corporate and other debt securities	32,399	32,864	45,179	41,008
	$ 701,151	$ 718,065	$ 45,179	$ 41,008

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at December 31, 2013 and $3.6 million at December 31, 2012.

Investment securities with a carrying value of $29.1 million at December 31, 2013 and $34.3 million at December 31, 2012, were pledged as collateral to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2013 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ 3,699	0.06%	$ -		$ 2,421	3.74%	$ 4,606	3.47%	$ 10,726
Federally insured student loan securities	-		-		42,216	1.38%	105,357	1.28%	$ 147,573
Tax-exempt obligations of states and political subdivisions*	38,373	0.53%	129,780	0.95%	103,206	2.73%	107,591	3.69%	$ 378,950
Taxable obligations of states and political subdivisions	8,196	0.66%	35,936	1.45%	10,950	4.26%	24,086	5.94%	$ 79,168
Residential mortgage-backed securities	-		4,526	3.23%	-		318,248	1.67%	$ 322,774
Commercial mortgage-backed securities	36,883	3.08%	76,672	2.31%	71	7.03%	6,721	4.41%	$ 120,347
Corporate and other debt securities	14,568	1.63%	141,744	1.69%	35,113	1.73%	2,154	2.53%	$ 193,579
Total	$ 101,719		$ 388,658		$ 193,977		$ 568,763		$ 1,253,117
Weighted average yield		1.61%		1.60%		2.35%		2.19%

*  The yield shown, if adjusted to its taxable equivalent, would approximately 0.81% , 1.47% , 4.20% and 5.67%  for zero to one year, one to five years, five to ten years and over ten years, respectively.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Corporate and other debt securities	$ -	-	$ -	-	$ 10,221	6.35%	$ 86,984	3.46%	$ 97,205
Total	$ -		$ -		$ 10,221		$ 86,984		$ 97,205
Weighted average yield						6.35%		3.46%

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

We originate substantially all of our portfolio loans, although from time to time we purchase individual residential mortgages, leases and lease pools. If a proposed loan exceeds our lending limit, we typically sell a participation in the loan to another financial institution. At December 31, 2013,  we had $617,000 in participations sold. We typically require that all commercial mortgages and construction loans be secured, generally by real estate. At December 31, 2013, commercial, construction and commercial mortgage loans made up $1.3 billion, or 68%, of our total loan portfolio. We expect that the percentage of our loan portfolio represented by commercial, construction and commercial mortgage loans will remain at or about the current percentage for the foreseeable future. However, from time to time we consider acquisitions of loan or lease portfolios and, as a result of any such acquisition, the percentage could change.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

December 31,	December 31,	December 31,	December 31,	December 31,
2013	2012	2011	2010	2009

Commercial	$ 450,113	$ 470,109	$ 450,411	$ 441,799	$ 402,232
Commercial mortgage *	625,810	617,069	609,487	580,780	569,434
Construction	258,889	258,684	246,611	203,120	207,184
Total commercial loans	1,334,812	1,345,862	1,306,509	1,225,699	1,178,850
Direct lease financing	175,610	156,697	129,682	103,289	78,802
Residential mortgage	94,850	97,717	96,110	93,004	85,759
Consumer loans and others	346,334	296,915	209,041	194,320	178,608
	1,951,606	1,897,191	1,741,342	1,616,312	1,522,019
Unamortized loan fees and costs	6,839	5,663	3,486	2,883	1,703
Total loans, net of deferred loan costs	$ 1,958,445	$ 1,902,854	$ 1,744,828	$ 1,619,195	$ 1,523,722

* At December 31, 2013 the Company's owner-occupied real estate loans amounted to $196.6 million, or 31.4% of commercial mortgages compared to $172.5 million, or 28.0% at December 31, 2012.

** There were no loans available-for-sale in the reported periods of 2011 and 2009.  Includes loans held-for-sale of $68.2 million at December 31, 2013, $11.3 million at December 31, 2012 and $454,000 at December 31, 2010.

At December 31, 2013 construction loans consisted of $48.4 million of 1-4 family construction and $210.4 million of commercial construction, land acquisition and development compared to $60.3 million and $198.3 million, respectively for the prior year.

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2013
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
Commercial	$ 175,901	$ 157,452	$ 116,760	$ 450,113
Commercial mortgage	191,283	287,167	147,360	625,810
Construction	124,101	127,863	6,925	258,889
	$ 491,285	$ 572,482	$ 271,045	$ 1,334,812

Loans at fixed rates		$ 290,172	$ 27,944	$ 318,116
Loans at variable rates		282,310	243,101	525,411
Total		$ 572,482	$ 271,045	$ 843,527

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine a provision for loan losses in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, Contingencies, and ASC 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a  review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans,  direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  At December 31, 2013 approximately 70% of the portfolio was reviewed.

The following table presents delinquencies by type of loan for December 31, 2013 and 2012 (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

December 31, 2012
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized loan fees and costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands):

	December 31, 2013		December 31, 2012		December 31, 2011
		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
Commercial	$ 18,206	23.06%	$ 12,244	24.78%	$ 10,214	25.87%
Commercial mortgage	6,884	32.07%	6,223	32.53%	9,274	35.00%
Construction	10,559	13.27%	9,505	13.64%	5,352	14.16%
Direct lease financing	311	9.00%	239	8.26%	254	7.45%
Consumer loans	937	17.75%	1,799	15.65%	1,346	12.00%
Residential mortgage	661	4.85%	2,089	5.14%	2,090	5.52%
Unallocated	624	-	941	-	1,038	-
	$ 38,182	100.00%	$ 33,040	100.00%	$ 29,568	100.00%

	December 31, 2010		December 31, 2009
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
Commercial	$ 6,051	27.33%	$ 5,181	26.43%
Commercial mortgage	9,501	35.93%	7,041	37.42%
Construction	5,030	12.57%	4,356	13.61%
Direct lease financing	164	6.39%	151	5.18%
Consumer loans	578	12.02%	460	11.73%
Residential mortgage	2,115	5.76%	1,699	5.63%
Unallocated	624	-	235	-
	$ 24,063	100.00%	$ 19,123	100.00%

Summary of Loan and Lease Loss Experience. The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(9,920)	(4,851)	(10,295)	(54)	(489)	(29)	-	(25,638)
Recoveries	67	98	1,019	-	88	8	-	1,280
Provision	15,815	5,414	10,330	(1,374)	(461)	93	(317)	29,500
Ending balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182

Ending balance: Individually evaluated for impairment	$ 9,369	$ 1,476	$ 353	$ 84	$ 135	$ -	$ -	$ 11,417

Ending balance: Collectively evaluated for impairment	$ 8,837	$ 5,408	$ 10,206	$ 577	$ 802	$ 311	$ 624	$ 26,765

Loans:
Ending balance	$ 450,113	$ 625,810	$ 258,889	$ 94,850	$ 346,334	$ 175,610	$ 6,839	$ 1,958,445

Ending balance: Individually evaluated for impairment	$ 29,867	$ 5,861	$ 1,667	$ 2,016	$ 1,356	$ -	$ -	$ 40,767

Ending balance: Collectively evaluated for impairment	$ 420,246	$ 619,949	$ 257,222	$ 92,834	$ 344,978	$ 175,610	$ 6,839	$ 1,917,678

December 31, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040

Ending balance: Individually evaluated for impairment	$ 4,069	$ 1,706	$ 1,273	$ 69	$ -	$ -	$ -	$ 7,117

Ending balance: Collectively evaluated for impairment	$ 8,175	$ 4,517	$ 8,232	$ 2,020	$ 1,799	$ 239	$ 941	$ 25,923

Loans:
Ending balance	$ 470,109	$ 617,069	$ 258,684	$ 97,717	$ 296,915	$ 156,697	$ 5,663	$ 1,902,854

Ending balance: Individually evaluated for impairment	$ 10,620	$ 9,389	$ 4,814	$ 91	$ 927	$ -	$ -	$ 25,841

Ending balance: Collectively evaluated for impairment	$ 459,489	$ 607,680	$ 253,870	$ 97,626	$ 295,988	$ 156,697	$ 5,663	$ 1,877,013

December 31, 2011
Beginning balance	$ 6,051	$ 9,501	$ 5,030	$ 2,115	$ 578	$ 164	$ 624	$ 24,063
Charge-offs	(7,453)	(1,198)	(3,254)	(2,870)	(1,280)	(39)	-	(16,094)
Recoveries	2	89	4	-	6	-	-	101
Provision	11,614	882	3,572	2,845	2,042	129	414	21,498
Ending balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568

Ending balance: Individually evaluated for impairment	$ 2,724	$ 712	$ 2,296	$ -	$ 204	$ -	$ -	$ 5,936

Ending balance: Collectively evaluated for impairment	$ 7,490	$ 8,562	$ 3,056	$ 2,090	$ 1,142	$ 254	$ 1,038	$ 23,632

Loans:
Ending balance	$ 450,411	$ 609,487	$ 246,611	$ 96,110	$ 209,041	$ 129,682	$ 3,486	$ 1,744,828

Ending balance: Individually evaluated for impairment	$ 6,450	$ 3,672	$ 4,949	$ 1,264	$ 1,252	$ -	$ -	$ 17,587

Ending balance: Collectively evaluated for impairment	$ 443,961	$ 605,815	$ 241,662	$ 94,846	$ 207,789	$ 129,682	$ 3,486	$ 1,727,241

December 31, 2010
Beginning balance	$ 5,181	$ 7,041	$ 4,356	$ 1,699	$ 460	$ 151	$ 235	$ 19,123
Charge-offs	(4,453)	(9,060)	-	(1,254)	(618)	(3)	-	(15,388)
Recoveries	232	47	4	742	6	10	-	1,041
Provision	5,091	11,473	670	928	730	6	389	19,287
Ending balance	$ 6,051	$ 9,501	$ 5,030	$ 2,115	$ 578	$ 164	$ 624	$ 24,063

Ending balance: Individually evaluated for impairment	$ 1,316	$ 284	$ 2,644	$ 970	$ 117	$ -	$ -	$ 5,331

Ending balance: Collectively evaluated for impairment	$ 4,735	$ 9,217	$ 2,386	$ 1,145	$ 461	$ 164	$ 624	$ 18,732

Loans:
Ending balance	$ 441,799	$ 580,780	$ 203,120	$ 93,004	$ 194,320	$ 103,289	$ 2,883	$ 1,619,195

Ending balance: Individually evaluated for impairment	$ 2,280	$ 1,650	$ 4,881	$ 5,526	$ 960	$ -	$ -	$ 15,297

Ending balance: Collectively evaluated for impairment	$ 439,519	$ 579,130	$ 198,239	$ 87,478	$ 193,360	$ 103,289	$ 2,883	$ 1,603,898

December 31, 2009
Beginning balance	$ 3,779	$ 5,992	$ 5,543	$ 955	$ 603	$ 341	$ 148	$ 17,361
Charge-offs	(681)	(5,702)	(4,546)	(259)	(127)	(49)	-	(11,364)

Recoveries	-	53	32	12	2	27	-	126
Provision	2,083	6,698	3,327	991	(18)	(168)	87	13,000
Ending balance	$ 5,181	$ 7,041	$ 4,356	$ 1,699	$ 460	$ 151	$ 235	$ 19,123

Ending balance: Individually evaluated for impairment	$ 1,224	$ 464	$ 1,030	$ 410	$ 97	$ -	$ -	$ 3,225

Ending balance: Collectively evaluated for impairment	$ 3,957	$ 6,577	$ 3,326	$ 1,289	$ 363	$ 151	$ 235	$ 15,898

Loans:
Ending balance	$ 402,232	$ 569,434	$ 207,184	$ 85,759	$ 178,608	$ 78,802	$ 1,703	$ 1,523,722

Ending balance: Individually evaluated for impairment	$ 3,765	$ 5,553	$ 4,521	$ 4,720	$ 149	$ -	$ -	$ 18,708

Ending balance: Collectively evaluated for impairment	$ 398,467	$ 563,881	$ 202,663	$ 81,039	$ 178,459	$ 78,802	$ 1,703	$ 1,505,014

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2013	2012

Ratio of the allowance for loan losses to total loans	1.95%	1.74%
Ratio of the allowance for loan losses to nonperforming loans (1)	93.90%	111.53%
Ratio of nonperforming assets to total assets (1)	1.42%	0.92%
Ratio of net charge-offs to average loans	1.21%	1.04%

(1) Nonperforming loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans increased to 1.95% at December 31, 2013 from 1.74% at December 31, 2012.  The increase reflected an increase in charge-offs in 2013 compared to the prior year, which resulted in greater provisions for loan and lease losses and an increased allowance based upon our allowance methodology.  That methodology includes the measurement of historical net charge-offs by loan category.  The resulting ratios are applied against current outstanding balances for each category. Those computed reserves are added to reserves on specific loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”).  The ratio of the allowance for loan losses to non-performing loans decreased to 93.9% at December 31, 2013 from 111.53% at December 31, 2012 as a result of higher amounts of non-accrual loans.  The increased ratio of non-performing assets to total assets also reflected the increase in non-accrual loans, as well as increased OREO balances at December 31, 2013 in relation to total assets.  Net charge-offs to average loans increased to 1.21% for the year ended December 31, 2013 from 1.04% for the prior year primarily because of increased commercial loan charge-offs.  The vast majority of charge-offs resulted from commercial, commercial mortgage and constrction loan charge-offs in both years.

Net charge-offs.  Net charge-offs of $24.4 million for 2013 increased $5.4 million over net charge-offs for 2012.  The increase reflected $1.0 million of construction recoveries in 2013 and $1.5 million of commercial mortgage recoveries in 2012. The increase also reflected defaults of twenty-eight commercial and commercial mortgage loan relationships totaling $12.2 million and eighteen construction loans totaling $10.2 million.

Non-performing loans,  loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection. Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non–performing loans, OREO and our loans past due 90 days or more still accruing interest (in thousands).  The footnote details the troubled debt restructurings.

	December 31,
	2013	2012	2011	2010
	(in thousands)

Non-accrual loans
Construction *	$ 1,667	$ 4,538	$ 4,949	$ 4,881
Commercial mortgage *	5,861	9,175	3,672	1,650
Commercial *	29,651	10,459	6,450	2,280
Consumer	1,356	927	1,252	960
Residential	2,016	91	1,264	5,526
Total non-accrual loans	40,551	25,190	17,587	15,297

Loans past due 90 days or more	110	4,435	4,101	2,220
Total non-performing loans	40,661	29,625	21,688	17,517
Other real estate owned	26,295	4,241	7,405	2,115
Total non-performing assets	$ 66,956	$ 33,866	$ 29,093	$ 19,632

* Included in the non-accrual loan balances as of December 31, 2013 are four troubled debt restructured loans.  $263,000 in construction and $3.1 million in commercial mortgage. Included in the non-accrual loan balances as of December 31, 2012 are three troubled debt restructured loans:  $276,000 in construction, $214,000 in commercial mortgage and $161,000 in commercial.

December 31,
2009
(in thousands)

Non-accrual loans	$ 12,270
Loans past due 90 days or more	12,994
Total mon-performing loans	25,264
Other real estate owned	459
Total non-performing assets	$ 25,723

The loans that were modified during the years ended December 31, 2013 and 2012 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 217	$ 217	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,055	3,055	3	3,144	3,144
Construction	1	263	263	3	1,479	1,479
Total	5	$ 3,535	$ 3,535	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 217	$ -	$ -	$ 2,255	$ 161
Commercial mortgage	681	214	2,160	714	214	2,216
Construction	-	263	-	-	1,479	-
Total	$ 681	$ 694	$ 2,160	$ 714	$ 3,948	$ 2,377

The following table summarizes as of December 31, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	December 31, 2013
	Number	Pre-modification recorded investment
Commercial mortgage	1	$ 681
Total	1	$ 681

The following table provides information about impaired loans at December 31, 2013 and 2012 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded

Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total
Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	4,814	9,201	1,273	7,710	-
Commercial mortgage	9,389	11,536	1,706	6,796	-
Commercial	10,620	12,548	4,069	8,056	-
Consumer - home equity	927	927	-	992	-
Residential	91	91	69	309	-

We had $40.6 million of non-accrual loans at December 31, 2013 compared to $25.2 million of non-accrual loans at December 31, 2012. The increase in non-accrual loans was primarily due to the impact of $61.9 million of loans placed on non-accrual status, partially offset by $19.4 million of loan charge-offs, $15.8 million of transfers to OREO and $11.4 million of loan payments. Included within the non-accrual loans at December 31, 2013 are four troubled debt restructured loans with a balance of $3.3 million. Loans past due 90 days or more still accruing interest amounted to $110,000 and $4.4 million at December 31, 2013 and December 31, 2012, respectively. The $4.3 million decrease reflected $5.6 million of loans transferred to non-accrual status, $992,000 of loan payments and $93,000 of charge-offs. These decreases were offset by $2.4 million of additions to this category.

We had $26.3 million of OREO at December 31, 2013 compared to $4.2 million at December 31, 2012.  The increase in OREO was primarily due to additions of $25.9 million which were partially offset by $2.4 million of cash received due to sales, $1.3 million of write-downs and $184,000 of realized losses.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Risk Rating
Pass	$ 377,482	$ 335,563	$ 226,926	$ 247,214	$ 517,164	$ 489,615	$ 25,812	$ 28,495
Special Mention	149	6,788	-	-	6,997	23,200	-	1,175
Substandard	29,867	12,252	1,667	5,205	5,861	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	6,854	17,614	25,255	2,301	29,467	18,286	-	236
Unrated not subject to review *	35,761	97,892	5,041	3,964	66,321	76,264	67,022	67,720
Total	$ 450,113	$ 470,109	$ 258,889	$ 258,684	$ 625,810	$ 617,069	$ 94,850	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Risk Rating
Pass	$ 116,292	$ 89,128	$ 58,545	$ 52,241	$ -	$ -	$ 1,322,221	$ 1,242,256
Special Mention	1,348	99	-	-	-	-	8,494	31,262
Substandard	1,356	3,626	-	69	-	-	40,767	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	524	4,593	2,244	3,337	-	-	64,344	46,367
Unrated not subject to review *	226,814	199,469	114,821	101,050	6,839	5,663	522,619	552,022
Total	$ 346,334	$ 296,915	$ 175,610	$ 156,697	$ 6,839	$ 5,663	$ 1,958,445	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and were not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Company’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. The loan portfolio review coverage was approximately 70% at December 31, 2013 and approximately 69% at December 31, 2012.    This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Company. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Company’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Deposits.  A primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups. To offset deposit seasonality, management has historically used certificates of deposit, including brokered certificates of deposit. However, as a result of deposit growth in other areas, the use of brokered certificates of deposit was minimal in 2013.  Total time deposits, including such brokered funds, averaged $17.4 million in 2013, representing 0.47% of total average deposits.  At December 31, 2013, we had total deposits of $4.27 billion compared to $3.31 billion at December 31, 2012, which reflected an increase of $959.8 million or 29.0% between 2013 and 2012.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2013		December 31, 2012		December 31, 2011
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,185,919	0.25%	$ 2,666,493	0.29%	$ 2,175,972	0.37%
Savings and money market	500,113	0.43%	455,860	0.53%	355,094	0.72%
Time	17,443	1.04%	26,624	1.34%	31,066	1.14%
Total deposits	$ 3,703,475	0.27%	$ 3,148,977	0.33%	$ 2,562,132	0.43%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

At December 31, 2013, we had $4.5 million of certificate of deposit. At December 31, 2013, 2012 and 2011, approximately 0.7%, 0.8% and 2.1% respectively, of deposits consisted of brokered certificates of deposit.  As noted above, such funding was virtually eliminated as the result of our deposit growth in 2012 and 2013.

The remaining maturity of certificates of deposit greater than $100,000 as of December 31, 2013, was as follows:

Amount
(in thousands)
Three months or less	$ 2,258
Three to six months	621
Six to twelve months	100
Greater than twelve months	1,473
Total	$ 4,452

Borrowings.   We had no outstanding advances from the FHLB at December 31, 2013.  The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We used these lines minimally in 2013, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2013. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 21,221	$ 18,548	$ 33,177
Average during the year	18,442	22,508	23,113
Maximum month-end balance	22,523	30,964	33,582
Weighted average rate during the year	0.29%	0.42%	1.00%
Rate at December 31	0.28%	0.37%	0.35%

	As of or for the year ended December 31,
	2013	2012	2011
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	-	-	745
Maximum month-end balance	-	-	-

Weighted average rate during the year	0.00%	0.00%	0.40%
Rate at December 31	0.25%	0.25%	0.34%

As of December 31, 2013 we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III; which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us. These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bore interest at an annual fixed rate of 7.55% through March 15, 2013, and for each subsequent distribution date at an annual rate equal to 3-month LIBOR plus 3.25%. The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and currently bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Shareholders’ equity

At December 31, 2013, we had $359.6 million in shareholders’ equity. In December 2012, we issued 4,000,000 shares of our common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

Off-balance sheet commitments

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated financial statements.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2013 were our commitments to extend credit, which were approximately $590.1 million, and standby letters of credit, which were approximately $22.4 million, at December 31, 2013.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2013:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
(in thousands)
Minimum annual rentals on

noncancellable operating leases	$ 14,593	$ 2,842	$ 4,254	$ 4,025	$ 3,472
Remaining contractual maturities of
time deposits	14,225	11,212	2,982	31	-
Loan commitments	590,121	51,229	95,569	21,326	421,997
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	13,280	549	1,097	1,097	10,537
Standby letters of credit	22,424	20,388	2,036	-	-
Total	$ 668,044	$ 86,220	$ 105,938	$ 26,479	$ 449,407
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 17, 2014

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 33,883	$ 19,981
Interest earning deposits at Federal Reserve Bank	1,196,515	948,111
Securities purchased under agreements to resell	7,544	-
Total cash and cash equivalents	1,237,942	968,092

Investment securities, available-for-sale, at fair value	1,253,117	718,065
Investment securities, held-to-maturity (fair value $95,030 and $41,008, respectively)	97,205	45,179
Commercial loans held for sale	69,904	11,341
Loans, net of deferred loan fees and costs	1,958,445	1,902,854
Allowance for loan and lease losses	(38,182)	(33,040)
Loans, net	1,920,263	1,869,814
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,621
Premises and equipment, net	15,659	10,368
Accrued interest receivable	13,131	9,857
Intangible assets, net	7,612	8,803
Other real estate owned	26,295	4,241
Deferred tax asset, net	30,415	22,789
Other assets	31,313	27,489
Total assets	$ 4,706,065	$ 3,699,659

LIABILITIES
Deposits
Demand and interest checking	$ 3,722,602	$ 2,775,207
Savings and money market	536,162	517,098
Time deposits	9,773	12,582
Time deposits, $100,000 and over	4,452	8,334
Total deposits	4,272,989	3,313,221

Securities sold under agreements to repurchase	21,221	18,548
Subordinated debenture	13,401	13,401
Other liabilities	38,850	17,812
Total liabilities	4,346,461	3,362,982

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,720,945 and 37,246,655
shares issued at December 31, 2013 and December 31, 2012, respectively	37,721	37,247
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	294,576	282,708
Retained earnings	27,615	7,347
Accumulated other comprehensive income	558	10,241
Total shareholders' equity	359,604	336,677

Total liabilities and shareholders' equity	$ 4,706,065	$ 3,699,659

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 83,040	$ 78,222	$ 74,627
Interest on investment securities:
Taxable interest	15,999	13,378	9,682
Tax-exempt interest	4,758	2,815	2,672
Federal funds sold/securities purchased under agreements to resell	425	7	-
Interest earning deposits	2,328	2,433	1,461
	106,550	96,855	88,442
Interest expense
Deposits	10,166	10,447	10,939
Securities sold under agreements to repurchase	54	95	231
Short-term borrowings	-	-	3
Subordinated debenture	548	869	863
	10,768	11,411	12,036
Net interest income	95,782	85,444	76,406
Provision for loan and lease losses	29,500	22,438	21,498
Net interest income after provision for loan and lease losses	66,282	63,006	54,908

Non-interest income
Service fees on deposit accounts	4,977	3,548	2,552
Card payment and ACH processing fees	4,046	2,977	2,399
Prepaid card fees	45,339	33,311	18,665
Gain on sale of loans	17,225	1,885	4
Gain on sales of investment securities	1,889	661	759
Other than temporary impairment on securities held-to-maturity	(20)	(202)	(75)
Leasing income	2,560	2,954	2,517
Debit card income	892	482	625
Affinity fees	2,986	2,794	1,606
Other	3,536	1,188	1,473
Total non-interest income	83,430	49,598	30,525

Non-interest expense
Salaries and employee benefits	53,086	40,057	31,108
Depreciation and amortization	3,694	2,762	2,443
Rent and related occupancy cost	4,073	3,352	2,959
Data processing expense	11,193	10,231	8,961
Printing and supplies	1,660	1,721	1,529
Professional fees	1,441	1,145	1,081
Legal expense	5,717	3,888	2,801
Amortization of intangible assets	1,142	1,001	1,001
Loss on sale and write-downs on other real estate owned	1,461	2,508	555
FDIC Insurance	3,682	3,172	3,335
Software	3,621	2,351	2,049
Other real estate owned expense	840	560	1,159
Other	19,167	15,438	13,223
Total non-interest expense	110,777	88,186	72,204
Net income before income tax	38,935	24,418	13,229
Income tax provision	13,825	7,794	4,311
Net income	$ 25,110	$ 16,624	$ 8,918
Net income per share - basic	$ 0.67	$ 0.50	$ 0.28

Net income per share - diluted	$ 0.66	$ 0.50	$ 0.28

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$ 25,110	$ 16,624	$ 8,918
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Change in net unrealized gain/(loss) during the period	(12,905)	6,198	14,198
Reclassification adjustments for gains included in income	(1,889)	(661)	(759)
Reclassfication adjustment for called security	(133)	297	(846)
Amortization of losses previously held as available-for-sale	30	30	12
Net unrealized gain/(loss) on investment securities	(14,897)	5,864	12,605

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	(4,517)	2,169	4,969
Reclassification adjustments for gains included in income	(661)	(232)	(265)
Reclassfication adjustment for called security	(47)	104	(296)
Reclassification adjustments tax rate adjustment	-	-	(27)
Amortization of losses previously held as available-for-sale	11	11	4
Income tax expense related to items of other comprehensive income	(5,214)	2,052	4,385

Other comprehensive income (loss), after tax and net of reclassifications into net income	(9,683)	3,812	8,220
Comprehensive income	$ 15,427	$ 20,436	$ 17,138

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2013, 2012, and 2011

(in thousands except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total

Balance at January 1, 2011	26,181,281	$ 26,181	$ -	$ 192,711	$ (18,195)	$ (1,791)	$ 198,906
Net income				-	8,918	-	8,918
Issuance of common stock	7,015,000	7,015	-	47,486	-	-	54,501
Stock-based compensation				1,800	-	-	1,800
Purchase of treasury shares (100,000 shares)	-	-	(866)	-	-	-	(866)
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	8,220	8,220

Balance at December 31, 2011	33,196,281	$ 33,196	$ (866)	$ 241,997	$ (9,277)	$ 6,429	$ 271,479
Net income					16,624		16,624
Common stock issued from option exercises,
net of tax benefits	50,374	51	-	403	-	-	454
Issuance of common stock	4,000,000	4,000	-	37,713	-	-	41,713
Stock-based compensation	-	-	-	2,595	-	-	2,595
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	3,812	3,812

Balance at December 31, 2012	37,246,655	$ 37,247	$ (866)	$ 282,708	$ 7,347	$ 10,241	$ 336,677
Net income					25,110		25,110
Issuance of common stock	175,790	176	-	1,453	-		1,629
Common stock issued from option exercises,
net of tax benefits	158,272	158	-	1,495	-	-	1,653
Common stock issued from option exercises,
cashless exercise, net of tax benefits	140,228	140	-	4,702	(4,842)	-	-
Stock-based compensation	-	-	-	3,157	-	-	3,157
Stock-based income tax benefit	-	-	-	1,061	-	-	1,061
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,683)	(9,683)

Balance at December 31, 2013	37,720,945	$ 37,721	$ (866)	$ 294,576	$ 27,615	$ 558	$ 359,604

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net income	$ 25,110	$ 16,624	$ 8,918
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,742	4,431	4,026
Provision for loan and lease losses	29,500	22,438	21,498
Net amortization of investment securities discounts/premiums	6,811	2,090	669
Stock-based compensation expense	3,157	2,595	1,800
Loans originated for sale	(276,562)	(28,876)	(458)
Sale of loans originated for resale	268,019	19,420	462
Gain on sales of loans originated for resale	(17,225)	(1,885)	(4)
Deferred income tax benefit	(2,412)	(2,899)	(1,961)
Gain on sales of fixed assets	(24)	(31)	(25)
Other than temporary impairment on securities held-to-maturity	20	202	75
Losses on sale and write downs on other real estate owned	1,461	2,508	555
Gain on sales of investment securities	(1,889)	(661)	(759)
Decrease (increase) in accrued interest receivable	(3,274)	(1,381)	402
Decrease in interest payable	(24)	(20)	(1)
(Increase) decrease in other assets	(4,687)	(9,272)	1,125
Increase in other liabilities	15,307	7,759	1,318
Net cash provided by operating activities	49,030	33,042	37,640

Investing activities
Purchase of investment securities available-for-sale	(884,050)	(473,828)	(345,809)
Purchase of investment securities held-to-maturity	(52,899)	-	-
Proceeds from redemptions and prepayments of securities held-to-maturity	963	2,076	4,000
Proceeds from redemptions and prepayments of securities available-for-sale	335,277	180,457	135,621
Proceeds from sale of other real estate owned	2,373	5,536	894
Net increase in loans	(138,632)	(181,872)	(148,365)
Proceeds from sale of fixed assets	136	357	97
Purchases of premises and equipment	(9,098)	(5,098)	(2,106)
Net cash used in investing activities	(745,930)	(472,372)	(355,668)

Financing activities
Net increase in deposits	959,768	630,670	658,454
Net increase (decrease) in securities sold under agreements to repurchase	2,673	(14,629)	18,794
Repayment of short-term borrowings	-	-	(136,000)
Proceeds from issuance of common stock	1,629	41,713	54,501
Purchase of treasury stock	-	-	(866)
Proceeds from the exercise of options	1,653	454	-
Excess tax benefit from share-based payment arrangements	1,020	40	-
Net cash provided by financing activities	966,743	658,248	594,883

Effect of exchange rate changes on cash and cash equivalents	7	-	-

Net increase in cash and cash equivalents	269,850	218,918	276,855

Cash and cash equivalents, beginning of year	968,092	749,174	472,319

Cash and cash equivalents, end of year	$ 1,237,942	$ 968,092	$ 749,174

Supplemental disclosure:
Interest paid	$ 10,792	$ 11,431	$ 12,037

Taxes paid	$ 17,602	$ 11,049	$ 6,139
Transfers of loans to other real estate owned	$ 25,888	$ 4,880	$ 6,739
Transfer of loans to held for sale	$ 32,795	$ -	$ -
Common stock shares issued, cashless transaction	140,228	-	-

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related other banking services nationally, which include private label banking, institutional banking, health savings accounts and prepaid debit cards. European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary, Transact Payments Limited, which offers prepaid card issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances have been eliminated.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity of three months or less and federal funds sold.    The Company at times maintains balances in excess of insured limits at various financial institutions including the FRB, the FHLB and other private institutions.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the level interest method. Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale. Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income. The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other than temporary impairment that is attributable to credit loss vs non-credit loss. If a credit loss is determined, an other than temporary charge is recorded within the consolidated statement of operations. The Company does not engage in securities trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the amount of other than temporary impairment attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates. The Company recognized other than temporary impairment charges of $20,000 in 2013, $202,000 in 2012 and $75,000 in 2011.  The $20,000 charge in 2013 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.  The $202,000 charge in 2012 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.   The $75,000 charge in 2011 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.

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

The allowance for loan losses represents management's estimate of losses inherent in the loan and lease portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Applicable factors are considered based on management's best judgment using relevant information available at the time of the evaluation. An unallocated component is also maintained to cover additional uncertainties that could affect management's estimate of probable losses.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Servicing is not retained on residential mortgage sales. The Company orginates specific commercial mortgage loans for sale in a secondary market.  Theses loans are accounted for under the fair value option and amounted to $69.9 million at December 31, 2013 and $11.3 million at December 31, 2012.  These loans were classified as available for sale.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years. As of December 31, 2013 and 2012, the Company had net capitalized software costs of approximately $4.2 million and $1.3 million, respectively. The Company recorded amortization expense of approximately $907,000,  $669,000 and $582,000 for the years ended December 31, 2013, 2012 and  2011, respectively.

7. Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between their carrying values on the consolidated financial statements and their tax basis as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

The Company recognizes the benefit of a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s consolidated balance sheet or statement of operations. Any interest and penalties related to uncertain tax positions are recognized in income tax (benefit) expense in the consolidated statement of operations.

8. Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with Accounting Standards Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

10. Advertising Costs

The Company expenses advertising costs as incurred.

11. Earnings Per Share

The Company calculates earnings per share under ASC 260, Earnings Per Share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 25,110	37,425,197	$ 0.67
Effect of dilutive securities
Common stock options	-	695,887	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 25,110	38,121,084	$ 0.66

Stock options for 13,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at December 31, 2013 but were not included in the dilutive earnings per share computaion because the exercise price per share was greater than the average market price.

	Year ended December 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 16,624	33,227,755	$ 0.50
Effect of dilutive securities
Common stock options	-	60,523	-
Diluted earnings per share
Net income available to common shareholders	$ 16,624	33,288,278	$ 0.50

Stock options for 2,401,493 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at December 31, 2012 but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

	Year ended December 31, 2011
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 8,918	31,914,955	$ 0.28
Effect of dilutive securities
Common stock options	-	5,777	-
Diluted earnings per share

Net income available to common shareholders	$ 8,918	31,920,732	$ 0.28

Stock options for 2,705,115 shares and stock appreciation rights for 60,000 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at December 31, 2011 but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

12. Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains, and losses that bypass the statement of operations and are reported directly in a separate component of equity.

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Other comprehensive income
Change in net unrealized gain/(loss) during the period	$ (12,905)	$ 6,198	$ 14,198
Reclassification adjustments for gains included in income	(1,889)	(661)	(759)
Reclassfication adjustment for called security	(133)	297	(846)
Amortization of losses previously held as available-for-sale	30	30	12
Net unrealized gain/(loss) on investment securities	(14,897)	5,864	12,605

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	(4,517)	2,169	4,969
Reclassification adjustments for gains included in income	(661)	(232)	(265)
Reclassfication adjustment for called security	(47)	104	(296)
Reclassification adjustments tax rate adjustment	-	-	(27)
Amortization of losses previously held as available-for-sale	11	11	4
Income tax expense related to items of other comprehensive income	(5,214)	2,052	4,385

Other comprehensive income (loss), after tax and net of reclassifications into net income	$ (9,683)	$ 3,812	$ 8,220

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank. The amount of those required reserves at December 31, 2013 and 2012 was approximately $238.7 million and $181.3 million, respectively.

At both December 31, 2013 and 2012 the Bank had $25.0 million of cash temporarily pledged as collateral at a correspondent bank, as collateral for a standby letter of credit on behalf of a loan customer.  If the standby letter of credit is exercised repayment will be dependent on the adequacy of the borrower’s collateral.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.

The Company allocated the majority of the $1.8 million acquisition cost to software used for fraud monitoring for its prepaid card business, with related services provided by its European data processing subsidiary.    The fraud monitoring software is being amortized over eight years.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2013 and 2012 are presented below.

December 31,
	2013		2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangible	$ 12,006	$ 6,003	$ 12,006	$ 5,003
Software intangible	1,817	208	1,817	18
Total	$ 13,823	$ 6,211	$ 13,823	$ 5,021

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2014	$ 1,189
2015	1,189
2016	1,189
2017	1,189
2018	1,189
Thereafter	1,692
$ 7,637

15. Business Segments

ASC 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual consolidated financial statements. The Company had one reportable segment in 2013, 2012 and 2011 which consisted of community banking.  Community banking encompasses the Company’s primary business which includes providing a wide range of commercial and retail and related banking services, which includes prepaid and debit cards, private label banking, healthcare accounts and card payment processing to both regional and national markets. The Company’s principal focus within community banking is to grow the loan portfolio, primarily commercial loans in the greater Philadelphia metropolitan area, and fund these loans using deposits generated through a variety of sources that provide low cost and stable deposits, which include prepaid cards, institutional banking and healthcare accounts.

16. Reclassifications

Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation.

17.  Prepaid Card Fees

The Company recognizes prepaid card fees in the periods in which they are earned by performance of the related services. The majority of fees the Company earns result from contractual transaction fees paid by third party sponsors to the Company and monthly service fees. Additionally, the Company earns interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. The Company records this revenue net of costs such as association fees and interchange transaction charges.

18. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2013 or 2012.

19. Derivative Financial Instruments

All derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same consolidated income statement line item with changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  Accordingly such derivatives serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

20. Recent Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company does not expect a significant impact on its financial positions as a result of adoption of these new requirements.

In January 2014, FASB ASU No. 2014-04, amended ASC Sub-Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors.” The amendments clarify that an in substance repossession or foreclosure occurs, and the Cpmpany  is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this update are effective for the annual periods beginning on or after December 15, 2014 and an entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method as allowed in ASU No. 2014-04. The implementation of ASU No. 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Note C— Subsequent Events

The Company evaluated its December 31, 2013 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 10,680	$ 46	$ -	$ 10,726
Federally insured student loan securities	147,717	575	(719)	147,573
Tax-exempt obligations of states and political subdivisions	378,180	2,721	(1,951)	378,950
Taxable obligations of states and political subdivisions	78,638	1,276	(746)	79,168
Residential mortgage-backed securities	323,199	1,838	(2,263)	322,774
Commercial mortgage-backed securities	118,838	1,919	(410)	120,347
Corporate and other debt securities	194,010	789	(1,220)	193,579
	$ 1,251,262	$ 9,164	$ (7,309)	$ 1,253,117

Held-to-maturity	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,027	$ 367	$ (4,222)	$ 17,172
Other debt securities - pooled	76,178	1,680	-	77,858
	$ 97,205	$ 2,047	$ (4,222)	$ 95,030

Available-for-sale	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 7,255	$ 245	$ -	$ 7,500
Federally insured student loan securities	142,851	1,002	(83)	143,770
Tax-exempt obligations of states and political subdivisions	112,393	5,314	(2)	117,705
Taxable obligations of states and political subdivisions	38,291	3,118	(21)	41,388
Residential mortgage-backed securities	275,197	3,389	(779)	277,807
Commercial mortgage-backed securities	92,765	4,298	(32)	97,031
Corporate and other debt securities	32,399	769	(304)	32,864
	$ 701,151	$ 18,135	$ (1,221)	$ 718,065

Held-to-maturity	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 18,980	$ 218	$ (4,241)	$ 14,957
Other debt securities - pooled	26,199	36	(184)	26,051
	$ 45,179	$ 254	$ (4,425)	$ 41,008

The amortized cost and fair value of the Company’s investment securities at December 31, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 101,647	$ 101,719	$ -	$ -
Due after one year through five years	387,325	388,658	-	-
Due after five years through ten years	194,228	193,977	10,221	10,162
Due after ten years	568,062	568,763	86,984	84,868
	$ 1,251,262	$ 1,253,117	$ 97,205	$ 95,030

At December 31, 2013 and 2012, investment securities with a book value of approximately $29.1 million and $34.3 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.  Gross gains on sales of securities were $2.1 million, $661,000 and $788,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Gross losses on sales of securities were $182,000, $0 and $29,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Available-for-sale securities fair values are based on a  fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The Company recognized other-than-temporary impairment charges on one trust preferred security of $20,000 in 2013, $202,000 in 2012 and $75,000 in 2011, for securities in its held-to-maturity portfolio. The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at December 31, 2013 and $3.6 million at December 31, 2012.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2013 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 3,300	$ -	$ -	$ -	$ 3,300	$ -
Federally insured student loan securities	9	50,498	(676)	6,202	(44)	56,700	(720)
Tax-exempt obligations of states and							-
political subdivisions	229	169,995	(1,951)	-	-	169,995	(1,951)
Taxable obligations of states and
political subdivisions	52	46,888	(737)	1,808	(9)	48,696	(746)
Residential mortgage-backed securities	38	147,717	(1,656)	55,064	(606)	202,781	(2,262)
Commercial mortgage-backed securities	26	76,668	(399)	405	(11)	77,073	(410)
Corporate and other debt securities	101	97,904	(1,024)	4,255	(196)	102,159	(1,220)
Total temporarily impaired
investment securities	459	$ 592,970	$ (6,443)	$ 67,734	$ (866)	$ 660,704	$ (7,309)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)
Pooled	0	-	-	-	-	-	-
Total temporarily impaired
investment securities	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2012 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	5	$ 33,615	$ (83)	$ -	$ -	$ 33,615	$ (83)
Tax-exempt obligations of states and
political subdivisions	4	4,511	(2)	-	-	4,511	(2)
Taxable obligations of states and
political subdivisions	6	2,357	(11)	4,529	(10)	6,886	(21)
Residential mortgage-backed securities	17	107,926	(779)	-	-	107,926	(779)
Commercial mortgage-backed securities	2	5,447	(32)	-	-	5,447	(32)
Corporate and other debt securities	4	1,485	(15)	8,623	(289)	10,108	(304)
Total temporarily impaired
investment securities	38	$ 155,341	$ (922)	$ 13,152	$ (299)	$ 168,493	$ (1,221)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,850	$ (4,241)	$ 7,850	$ (4,241)
Pooled	1	-	-	593	(184)	593	(184)
Total temporarily impaired
investment securities	3	$ -	$ -	$ 8,443	$ (4,425)	$ 8,443	$ (4,425)

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2013:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,895	$ 2,000	$ 105	Not rated
Security B	3,198	2,876	(322)	Not rated
Security C	8,911	5,011	(3,900)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2013:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine *	$ 370	$ 671	$ 301	CAA3	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

The Company has evaluated the securities in the above tables as of December 31, 2013 and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for the debt securities, which includes three single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note E—Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected fair value treatment for the entirety of these loans to better reflect the economics of the transactions.  At December 31, 2013 and 2012, the fair value of these loans was $69.9 million and $11.3 million and the unpaid principal balance was $67.5 million and $11.1 million, respectively.  Included in gain on sale of loans on the Statement of Operations were gains recognized from changes in fair value of $2.4 million, and $222,000 during the years ended December 31, 2013 and 2012, respectively.  There were no CMBS loans at fair value in 2011.  There were no amounts of changes in fair value related to instrument-specific credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income – Loans, including fees on the Statement of Operations.

The Company analyzes credit risk prior to making loans, on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2013	2012

Commercial	$ 450,113	$ 470,109
Commercial mortgage *	625,810	617,069
Construction	258,889	258,684
Total commercial loans	1,334,812	1,345,862
Direct lease financing	175,610	156,697
Residential mortgage	94,850	97,717
Consumer loans and others	346,334	296,915
	1,951,606	1,897,191
Unamortized loan fees and costs	6,839	5,663
Total loans, net of deferred loan costs	$ 1,958,445	$ 1,902,854

Supplemental loan data:
Construction 1-4 family	$ 48,394	$ 60,343
Commercial construction, acquisition and development	210,495	198,341
	$ 258,889	$ 258,684

* At December 31, 2013 the Company's owner-occupied real estate loans amounted to $196.6 million, or 31.4% of commercial mortgages compared to $172.5 million, or 28.0% at December 31, 2012.

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.7 million and $4.5 million at December 31, 2013 and 2012, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at December 31, 2013 and 2012 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded
Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total
Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

December 31, 2012
Without an allowance recorded
Construction	$ 1,656	$ 5,054	$ -	$ 1,060	$ -
Commercial mortgage	4,583	6,730	-	2,563	-
Commercial	4,356	5,481	-	2,485	-
Consumer - home equity	927	927	-	927	-
Residential	-	-	-	253	-
With an allowance recorded
Construction	3,158	4,147	1,273	6,650	-
Commercial mortgage	4,806	4,806	1,706	4,233	-
Commercial	6,264	7,067	4,069	5,571	-
Consumer - home equity	-	-	-	65	-
Residential	91	91	69	56	-
Total
Construction	4,814	9,201	1,273	7,710	-
Commercial mortgage	9,389	11,536	1,706	6,796	-
Commercial	10,620	12,548	4,069	8,056	-
Consumer - home equity	927	927	-	992	-

Residential	91	91	69	309	-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2013 and 2012, respectively (the Company had no non-accrual leases at December 31, 2013 or December 31, 2012):

	December 31,
	2013	2012
	(in thousands)

Non-accrual loans
Construction *	$ 1,667	$ 4,538
Commercial mortgage *	5,861	9,175
Commercial *	29,651	10,459
Consumer	1,356	927
Residential	2,016	91
Total non-accrual loans	40,551	25,190

Loans past due 90 days or more	110	4,435
Total non-performing loans	40,661	29,625
Other real estate owned	26,295	4,241
Total non-performing assets	$ 66,956	$ 33,866

* Included in the non-accrual loan balances as of December 31, 2013 are four troubled debt restructured loans. $263,000 in construction and $3.1 million in commercial mortgage. Included in the non-accrual loan balances as of December 31, 2012 are three troubled debt restructured loans:  $276,000 in construction, $214,000 in commercial mortgage and $161,000 in commercial.

The Company’s loans that were modified during the years ended December 31, 2013 and 2012 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 217	$ 217	2	$ 2,416	$ 2,416
Commercial mortgage	3	3,055	3,055	3	3,144	3,144
Construction	1	263	263	3	1,479	1,479
Total	5	$ 3,535	$ 3,535	8	$ 7,039	$ 7,039

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 217	$ -	$ -	$ 2,255	$ 161
Commercial mortgage	681	214	2,160	714	214	2,216
Construction	-	263	-	-	1,479	-

Total	$ 681	$ 694	$ 2,160	$ 714	$ 3,948	$ 2,377

The following table summarizes as of December 31, 2013 loans that were restructured within the last 12 months that have subsequently defaulted:

	December 31, 2013
	Number	Pre-modification recorded investment
Commercial mortgage	1	$ 681
Total	1	$ 681

As of December 31, 2013 and December 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(9,920)	(4,851)	(10,295)	(54)	(489)	(29)	-	(25,638)
Recoveries	67	98	1,019	-	88	8	-	1,280
Provision	15,815	5,414	10,330	(1,374)	(461)	93	(317)	29,500
Ending balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182

Ending balance: Individually evaluated for impairment	$ 9,369	$ 1,476	$ 353	$ 84	$ 135	$ -	$ -	$ 11,417

Ending balance: Collectively evaluated for impairment	$ 8,837	$ 5,408	$ 10,206	$ 577	$ 802	$ 311	$ 624	$ 26,765

Loans:
Ending balance	$ 450,113	$ 625,810	$ 258,889	$ 94,850	$ 346,334	$ 175,610	$ 6,839	$ 1,958,445

Ending balance: Individually evaluated for impairment	$ 29,867	$ 5,861	$ 1,667	$ 2,016	$ 1,356	$ -	$ -	$ 40,767

Ending balance: Collectively evaluated for impairment	$ 420,246	$ 619,949	$ 257,222	$ 92,834	$ 344,978	$ 175,610	$ 6,839	$ 1,917,678

December 31, 2012
Beginning balance	$ 10,214	$ 9,274	$ 5,352	$ 2,090	$ 1,346	$ 254	$ 1,038	$ 29,568
Charge-offs	(3,682)	(5,828)	(11,317)	-	(339)	(87)	-	(21,253)
Recoveries	566	1,528	96	85	-	12	-	2,287
Provision	5,146	1,249	15,374	(86)	792	60	(97)	22,438
Ending balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040

Ending balance: Individually evaluated for impairment	$ 4,069	$ 1,706	$ 1,273	$ 69	$ -	$ -	$ -	$ 7,117

Ending balance: Collectively evaluated for impairment	$ 8,175	$ 4,517	$ 8,232	$ 2,020	$ 1,799	$ 239	$ 941	$ 25,923

Loans:
Ending balance	$ 470,109	$ 617,069	$ 258,684	$ 97,717	$ 296,915	$ 156,697	$ 5,663	$ 1,902,854

Ending balance: Individually evaluated for impairment	$ 10,620	$ 9,389	$ 4,814	$ 91	$ 927	$ -	$ -	$ 25,841

Ending balance: Collectively evaluated for impairment	$ 459,489	$ 607,680	$ 253,870	$ 97,626	$ 295,988	$ 156,697	$ 5,663	$ 1,877,013

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2013 or December 31, 2012.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Nonaccrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

December 31, 2012
Commercial	$ -	$ 5,750	$ 1,350	$ 10,459	$ 17,559	$ 452,550	$ 470,109
Commercial mortgage	686	300	2,412	9,175	12,573	604,496	617,069
Construction	-	-	667	4,538	5,205	253,479	258,684
Direct lease financing	1,313	1,168	6	-	2,487	154,210	156,697
Consumer - other	330	99	-	927	1,356	251,915	253,271
Consumer - home equity	2	6	-	-	8	43,636	43,644
Residential mortgage	749	1,175	-	91	2,015	95,702	97,717
Unamortized loan fees and costs	-	-	-	-	-	5,663	5,663
	$ 3,080	$ 8,498	$ 4,435	$ 25,190	$ 41,203	$ 1,861,651	$ 1,902,854

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Risk Rating
Pass	$ 377,482	$ 335,563	$ 226,926	$ 247,214	$ 517,164	$ 489,615	$ 25,812	$ 28,495
Special Mention	149	6,788	-	-	6,997	23,200	-	1,175
Substandard	29,867	12,252	1,667	5,205	5,861	9,704	2,016	-
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	6,854	17,614	25,255	2,301	29,467	18,286	-	236
Unrated not subject to review *	35,761	97,892	5,041	3,964	66,321	76,264	67,022	67,720
Total	$ 450,113	$ 470,109	$ 258,889	$ 258,684	$ 625,810	$ 617,069	$ 94,850	$ 97,717

			Direct lease
	Consumer		financing		Unamortized costs		Total
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Risk Rating
Pass	$ 116,292	$ 89,128	$ 58,545	$ 52,241	$ -	$ -	$ 1,322,221	$ 1,242,256
Special Mention	1,348	99	-	-	-	-	8,494	31,262
Substandard	1,356	3,626	-	69	-	-	40,767	30,856
Doubtful	-	-	-	-	-	-	-	91
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	524	4,593	2,244	3,337	-	-	64,344	46,367
Unrated not subject to review *	226,814	199,469	114,821	101,050	6,839	5,663	522,619	552,022
Total	$ 346,334	$ 296,915	$ 175,610	$ 156,697	$ 6,839	$ 5,663	$ 1,958,445	$ 1,902,854

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and was not one of the loans otherwise selected in ongoing portfolio evaluation  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3,000,000. It is present Bank policy that a minimum of 60% of the loan portfolio be reviewed every eighteen months.  The loan portfolio review coverage was approximately 70% at December 31, 2013 and approximately 69% at December 31, 2012.   This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2013	2012
Furniture, fixtures, and equipment	3 to 12 years	$ 35,754	$ 28,044
Leasehold improvements	6 to 10 years	6,623	5,434
		42,377	33,478
Accumulated depreciation		(26,718)	(23,110)
		$ 15,659	$ 10,368

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $3.7 million, $2.8 million and $2.4 million, respectively.

Note G—Time Deposits

At December 31, 2013, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2014	$ 11,212
2015	2,947
2016	35
2017	15
2018	16
$ 14,225

Note H—Debt

1.	Short-term borrowings

At December 31, 2013, the Bank maintained $49.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. Additionally the Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of  $406.2 million at December 31, 2013. Borrowings under this arrangement have a variable interest rate. As of December 31, 2013,  the Bank did not have any borrowings outstanding on these lines. The details of these categories are presented below:

	As of or for the year ended December 31,
	2013	2012	2011
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	-	-	745
Maximum month-end balance	-	-	-
Weighted average rate during the year	0.00%	0.00%	0.40%
Rate at December 31	0.25%	0.25%	0.34%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 21,221	$ 18,548	$ 33,177
Average during the year	18,442	22,508	23,113
Maximum month-end balance	22,523	30,964	33,582
Weighted average rate during the year	0.29%	0.42%	1.00%
Rate at December 31	0.28%	0.37%	0.35%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2013, the Company had established two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  These trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the trusts.

•

The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bore interest at an annual fixed rate of 7.55% through March 15, 2013, and for each distribution date thereafter at an annual rate equal to 3-month LIBOR plus 3.25%.

•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bore interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2013, the Trusts qualify as variable interest entities under ASC 810, Consolidation. The Company is not considered the primary beneficiary and therefore the trusts are not consolidated in the Company’s consolidated financial statements. The trusts are accounted for under the equity method of accounting.

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

Note J—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company. Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary. Contributions made by the Company were approximately $813,000,  $679,000 and $577,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its Chief Executive Officer that provides annual retirement benefits when the chief executive officer reaches age 70, based on the average salary of the Chief Executive Officer’s three highest compensated years during the preceding 10 year period. There were no disbursements in 2013.  The Company expensed $112,000,  $125,000 and $137,000 for this plan for the years ended December 31, 2013, 2012 and 2011 respectively.

Note K—Income Taxes

The components of income tax expense (benefit) included in the statements of operations are as follows:

	For the years ended
	December 31,
	2013	2012	2011
	(in thousands)
Current tax provision
Federal	$ 13,201	$ 8,660	$ 5,148
State	3,036	2,033	1,124
	16,237	10,693	6,272
Deferred tax benefit
Federal	(2,322)	(2,751)	(1,512)
State	(90)	(148)	(449)
	(2,412)	(2,899)	(1,961)
	$ 13,825	$ 7,794	$ 4,311

The differences between applicable income tax expense and the amounts computed by applying the statutory federal income tax rate of 35% for 2013, 2012 and 2011, respectively, are as follows:

	For the years ended
	December 31,
	2013	2012	2011
	(in thousands)

Computed tax expense at statutory rate	$ 13,628	$ 8,546	$ 4,498
State taxes	1,915	1,225	445
Tax-exempt interest income	(1,954)	(1,249)	(986)
Other	236	(728)	354
	$ 13,825	$ 7,794	$ 4,311

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences are as follows:

	For the years ended
	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 13,364	$ 11,564
Deferred compensation	1,044	1,005
State taxes	1,064	1,005
Nonqualified stock options	2,652	1,611
Stock appreciation rights	103	103
Tax deductible goodwill	10,397	11,446

Depreciation	276	263
Nonaccrual interest	1,444	1,140
Other than temporary impairment	151	144
Other	285	87
Total deferred tax assets	$ 30,780	$ 28,368
Deferred tax liabilities:
Unrealized gains on investment securities available for sale	300	5,514
Leasing	65	65
Total deferred tax liabilities	365	5,579
Net deferred tax asset	$ 30,415	$ 22,789

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration.  The determination of the additional deferred taxes that have not been provided is not practicable. The Company has net operating loss carryforwards of approximately $284,000, which have a full valuation allowance, at December 31, 2013 from its European operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2013	2012	2011

Beginning balance at January 1	$ 230	$ 119	$ 47
Increases in tax provisions for prior years	122	111	72
Gross unrecognized tax benefits at December 31	$ 352	$ 230	$ 119

The Company files federal and state returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.

Note L—Stock-Based Compensation

In May 2013, the Company adopted a stock option and equity plan (the 2013 Plan). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2013 plan.  The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding 5 years from the date of grant. An aggregate of 2,200,000 shares of common stock were reserved for issuance by the 2013 plan.

In May 2011, the Company adopted a Stock Option and Equity Plan (the 2011 Plan). Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2011 Plan. The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding 5 years from the date of grant. An aggregate of 1,400,000 shares of common stock were reserved for issuance by the 2011 plan.

In June 2005, the Company adopted an omnibus equity compensation plan (the 2005 plan). Employees and directors of the Company and the Bank are eligible to participate in the 2005 Plan. An aggregate of 1,000,000 shares of common stock were reserved for issuance by the 2005 plan. Options granted under the 2005 plan expire on the tenth anniversary of their grant.

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

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands except per share data)

Outstanding at January 1, 2013	3,045,493	$ 9.90
Granted	215,000	10.46	-	-
Exercised	(605,494)	10.73	-	-
Expired	-	-	-	-
Forfeited	(34,125)	14.07	-	-
Outstanding at December 31, 2013	2,620,874	$ 9.70	6.32	$ -
Exercisable at December 31, 2013	1,623,749	$ 10.32	5.40	$ 12,348,577

A summary of the Company’s restricted stock units is presented below:

Average
		Weighted	remaining
		average	contractual
		exercise	term
	Shares	price	(years)
Outstanding at January 1, 2013	-
Granted	197,841	$ 10.46	3.07
Vested	-	-	-
Forfeited	-	-	-
Vested at December 31, 2013	197,841

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in 2013.  There were no restricted stock units granted in 2012 or 2011.

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2013, and changes during the year then ended, is presented below:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-Vested at January 1, 2013	1,302,000	$ 4.66
Granted	215,000	4.85
Vested	(497,750)	4.65
Expired	-	-
Forfeited	(22,125)	4.70
Non-Vested at December 31, 2013	997,125	$ 4.71

The Company granted 215,000 common stock options in 2013, 35,000 with a vesting period of one year and 180,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85.  The Company granted 500,000 common stock options in 2012, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years. The weighted-average fair value of the stock options issued was $5.06. The Company granted 510,000 common stock options in 2011, 40,000 with a vesting period of one year and 470,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $3.62.  There were 605,494 options exercised in 2013 and 50,374 options exercised in 2012.  The total intrinsic value of the options exercised in 2013 and 2012 was $3.0 million and $116,000, respectively.  There were no options exercised in 2011.  The total fair value of options that vested during the year ended December 31, 2013 was $2.3 million.

As of December 31, 2013, there was a total of $5.1 million of unrecognized compensation cost related to non-vested awards under share-based plans. This cost is expected to be recognized over a weighted average period of 1.5 years.  For the years ended December 31, 2013, 2012 and 2011 total compensation expense under share based payment arrangements was $3.2 million, $2.6 million and $1.8 million respectively and the related tax benefits recognized were $1.1 million, $910,000 and $612,000, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2013	2012	2011
Risk-free interest rate	1.86%	1.97%	2.19%
Expected dividend yield	-	-	-
Expected volatility	55.65%	72.90%	57.58%
Expected lives (years)	4.19	4.83	5.47

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2013 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note  M—Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011. The Company pays only its proportionate share of the lease rate. The lessor is an independent unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company. Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $102,000,  $102,000, and $59,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012. The Company pays only its proportionate share of the lease rate. The lessor is an independent unrelated third party.  The Executive Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and son of the Chief Executive Officer of the Company. The Chief Executive Officer and President of the general partner of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the Chief Executive Officer of the Company. Rent expense is 50% of the fixed rent, real estate tax payment, and the base expense charges. Rent expense for 2013 and 2012 was $104,000 and $69,000, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $36.7 million and $42.6 million as of December 31, 2013 and 2012, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2013, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2013, there were $34.9 million of outstanding loans to these related parties.

The Company executed securities transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest. For the twelve months ended December 31, 2013, a total of $89.1 million of securities rated AAA by at least one rating agency were purchased from that firm at market, the market price having been confirmed by an independent securities advisor. Of that total, $11.3 was a residential mortgage backed security and $50.8 million were two pools of highly diversified and highly over-collateralized corporate debt and $27.0 million was a collaterized loan obligation. The Company does not pay a separate fee or commission to PrinceRidge. The Company does not have information as to PrinceRidge’s actual profits or losses. All of the purchases, except the $50.8 million AAA highly diversified and highly over-collateralized pool of various corporate debt, were classified as available for sale. Additionally, the Bank purchased $9.4 million of AAA SBA loans for Community Reinvestment Act purposes through PrinceRidge.  From time to time, the Company may also purchase securities under agreements to resell through that company. The securities consist exclusively of G.N.M.A. certificates which are full faith and credit obligations of the United States government. The largest amount of such purchases outstanding during the twelve months ended December 31, 2013 was $41.3 million, issued at competitive rates. All terms were met as agreed and $6.4 million was outstanding at December 31, 2013.

Note N—Commitments and Contingencies

1. Operating Leases

The Company leased its operations facility for a term expiring on August 31, 2018, and has leased its Philadelphia offices for a term expiring in 2014. The Company also has leases for business production offices in Pennsylvania, Maryland, Florida and Minnesota that expire at various times through 2017. The Company also leases space in South Dakota, USA, Gibraltar, United Kingdom, and Bulgaria for its prepaid card department. The leases on these spaces expire at various times through  2022. The Company also leases space in Illinois for its Small Business Lending division for a term expiring in 2020.  The Company also leases executive office space in New York for a term expiring in 2020.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent. The approximate future minimum annual rental payments, including any additional rents due to escalation clauses, required by these leases are as follows (in thousands):

Year ending December 31,

2014	$ 2,842
2015	2,154
2016	2,100
2017	2,117

2018	1,908
Thereafter	3,472
$ 14,593

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $3.3 million, $2.8 million and $2.5 million, net of rental charged to subtenants of approximately $326,000,  $315,000 and $306,000, respectively.    Future minimum rent payments due from subtenants are $171,000 in 2014.  The sublease expires in 2014.

2. Legal Proceedings

Various actions and proceedings are currently pending to which the Company or its subsidiary is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have material impact on the Company’s financial position or results of operations.

Note O—Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contractual, or notional, amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The approximate contract amounts and maturity term of the Company’s credit commitments are as follows:

	December 31,
	2013	2012
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 590,121	$ 463,411
Standby letters of credit	22,424	13,367
	$ 612,545	$ 476,778

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2013. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held. Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial. The standby letters of credit expire as follows:  $20.4 million in 2014, $1.9 in 2015 and the remaining $150,000  in 2016.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note P—Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain fair value measurement criteria as required under ASC 820, Fair Value Measurements and Disclosures, and discussed below.

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

The estimated fair values of investment securities are based on quoted market prices, if available, or by an estimation methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.  Level 3 investment securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

The net loan portfolio at December 31, 2013 and 2012 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

Federal Home Loan and Atlantic Central Bankers Bank stock are held as required by those respective institutions. Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. Based upon time deposit maturities at December 31, 2013, the carrying values approximate their fair values.

The fair values of interest rate swaps are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

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

In addition, ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  There were no transfers between levels in 2013 or 2012.

	December 31, 2013
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Investment securities available-for-sale	$ 1,253,117	$ 1,253,117	$ 64,971	$ 1,187,595	$ 551
Investment securities held-to-maturity	97,205	95,030	7,286	-	87,744
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209
Commercial loans held for sale	69,904	69,904	-	-	69,904
Loans, net	1,958,445	1,954,058	-	-	1,954,058
Demand and interest checking	3,722,602	3,722,602	3,722,602	-	-
Savings and money market	536,162	536,162	536,162	-	-
Time deposits	14,225	14,444	-	-	14,444
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	21,221	21,221	21,221	-	-
Interest rate swaps	481	481	-	481	-

	December 31, 2012
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 718,065	$ 718,065	$ -	$ 717,468	$ 597
Investment securities held-to-maturity	45,179	41,008	-	-	41,008
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	3,621	-	-	3,621
Commercial loans held for sale	11,341	11,341	-	-	11,341
Loans, net	1,902,854	1,900,191	-	-	1,900,191
Demand and interest checking	2,775,207	2,775,207	2,775,207	-	-
Savings and money market	517,098	517,098	517,098	-	-
Time deposits	20,916	20,985	-	-	20,985
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	18,548	18,548	18,548	-	-
Interest rate swaps	45	45	-	45	-

The assets measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
Fair value	assets	inputs	inputs
December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 10,726	$ 400	$ 10,326	$ -
Federally insured student loan securities	147,573	-	147,573	-
Obligations of states and political subdivisions	458,118	2,277	455,841	-
Residential mortgage-backed securities	322,774	-	322,774	-
Commercial mortgage-backed securities	120,347	-	120,347	-
Other debt securities	193,579	62,294	130,734	551
Total investment securities available for sale	1,253,117	64,971	1,187,595	551
Loans held for sale	69,904	-	-	69,904
Interest rate swaps	481	-	481	-
	$ 1,323,502	$ 64,971	$ 1,188,076	$ 70,455

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 7,500	$ -	$ 7,500	$ -
Federally insured student loan securities	143,770	-	143,770	-
Obligations of states and political subdivisions	159,093	-	159,093	-
Residential mortgage-backed securities	277,807	-	277,807	-
Commercial mortgage-backed securities	97,031	-	97,031	-
Other debt securities	32,864	-	32,267	597
Total investment securities available for sale	718,065	-	717,468	597
Loans held for sale	11,341	-	-	11,341
Interest rate swaps	45	-	-	45
	$ 729,451	$ -	$ 717,468	$ 11,983

The Company’s Level 3 assets are listed below (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Held-for-sale
	securities		loans
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Beginning balance	$ 597	$ 630	$ 11,341	$ -
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(1)	(2)	3,082	376
Included in other comprehensive income	21	20	-	-
Purchases, issuances, and settlements
Purchases	-	-		-
Issuances	-	-	309,358	28,876
Sales			(253,832)	(17,911)
Settlements	(66)	(51)	(45)	-

Ending balance	$ 551	$ 597	$ 69,904	$ 11,341

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 2,441	$ 222

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2013 and 2012 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 40,767	$ -	$ -	$ 40,767
Other real estate owned	26,295	-	-	26,295
Intangible assets	7,612	-	-	7,612
	$ 74,674	$ -	$ -	$ 74,674

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 25,841	$ -	$ -	$ 25,841
Other real estate owned	4,241	-	-	4,241
Intangible assets	7,004	-	-	7,004
	$ 37,086	$ -	$ -	$ 37,086

Impaired loans that are collateral dependent have been presented at their fair value, less costs to sell, of $40.8 million through the establishment of specific reserves and other writedowns of $11.4 million or by recording charge-offs. Included in the impaired balance at December 31, 2013 were troubled debt restructured loans with a balance of $3.5 million with a specific reserve of  $1.3 million.    Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note Q  –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. The Company entered into nine interest rate swap agreements with an aggregate notional amount of $43.5 million which were outstanding at December 31, 2013. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded income of $3.2 million,  $126,000 and $0, included in gain on sale of loans, for the years ended December 31, 2013, 2012 and 2011 to recognize the fair value on derivative instruments.  The amount payable by the Company under these swap agreements was $423,000 at December 31, 2013 and $37,000 in 2012, as recorded in other liabilities.    At December 31, 2013 and 2012, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $0 and $0, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December  31, 2013 are summarized below (in thousands):

December 31, 2013

Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
November 5, 2018	$ 6,100	1.51%	0.24%	$ 56
December 4, 2023	8,400	2.91%	0.24%	116
December 10, 2023	4,400	2.93%	0.24%	52
December 12, 2023	5,700	2.88%	0.24%	95
December 13, 2023	2,800	2.90%	0.24%	41
December 13, 2023	1,900	2.88%	0.24%	31
December 16, 2023	4,400	2.94%	0.24%	48
December 23, 2023	5,800	3.00%	0.25%	36
December 30, 2023	4,000	3.05%	0.25%	6
Total	$ 43,500			$ 481

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
(dollars in thousands)
As of December 31, 2013
Total capital
(to risk-weighted assets)

Company	$ 395,781	15.83%	$ 200,072	>=8.00	N/A	N/A
Bank	315,275	12.66%	199,251	8.00	249,064	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	364,434	14.57%	100,036	>=4.00	N/A	N/A
Bank	284,055	11.40%	99,626	4.00	149,438	>= 6.00%

Tier I capital
(to average assets)
Company	364,434	8.58%	169,994	>=4.00	N/A	N/A
Bank	284,055	6.72%	169,120	4.00	211,400	>= 5.00%

As of December 31, 2012
Total capital
(to risk-weighted assets)
Company	$ 357,887	17.64%	$ 162,306	>=8.00	N/A	N/A
Bank	266,062	13.16%	161,739	8.00	202,174	>= 10.00%

Tier I capital
(to risk-weighted assets)
Company	332,432	16.39%	81,153	>=4.00	N/A	N/A
Bank	240,694	11.91%	80,870	4.00	121,304	>= 6.00%

Tier I capital
(to average assets)
Company	332,432	10.00%	132,938	>=4.00	N/A	N/A
Bank	240,694	7.25%	132,813	4.00	166,016	>= 5.00%

As of December 31, 2013, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. Effective January 1, 2015, capital rules will begin to be modified as part of a multi year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.  In 2012 the Company paid a $172,000 civil money penalty as part of an administrative agreement with the FDIC which also requires additional quarterly reporting on the part of the Bank to the FDIC.

Note S – Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

	Three months ended
2013	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$ 25,396	$ 26,185	$ 26,823	$ 28,146
Net interest income	22,684	23,579	24,117	25,402
Provision for loan and lease losses	5,500	9,500	8,000	6,500
Non-interest income	19,132	22,362	19,602	22,334

Non-interest expense	24,479	27,587	28,897	29,814
Income tax expense	4,431	3,262	2,034	4,098
Net income available to common shareholders	7,406	5,592	4,788	7,324
Net income per share - basic (1)	0.20	0.15	0.13	0.20
Net income per share - diluted (1)	0.20	0.15	0.13	0.19

	Three months ended
2012	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Interest income	$ 23,882	$ 23,948	$ 24,359	$ 24,666
Net interest income	20,916	20,881	21,561	22,086
Provision for loan and lease losses	5,220	4,287	5,540	7,391
Non-interest income	12,290	10,449	11,233	15,626
Non-interest expense	21,787	21,039	21,898	23,462
Income tax expense	2,227	2,150	1,795	1,622
Net income available to common shareholders	3,972	3,854	3,561	5,237
Net income per share - basic (1)	0.12	0.12	0.11	0.15
Net income per share - diluted (1)	0.12	0.12	0.11	0.15

(1) May not equal annual amounts due to rounding.

Note T—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands)
Assets
Cash and due from banks	$ 70,612	$ 84,261
Investment in bank subsidiaries	294,010	259,217
Other assets	8,401	6,691
Total assets	$ 373,023	$ 350,169

Liabilities and stockholders' equity
Other liabilities	$ 18	$ 91
Subordinated debentures	13,401	13,401
Stockholders' equity	359,604	336,677
Total liabilities and stockholders' equity	$ 373,023	$ 350,169

Condensed Statements of Operations

	Years ended
	December 31,
	2013	2012	2011
	(in thousands)
Income
Other income	$ 27,415	$ 23,802	$ 18,239
Total income	27,415	23,802	18,239

Expense
Interest on subordinated debentures	548	869	863
Non-interest expense	29,507	24,563	18,769
Total expense	30,055	25,432	19,632
Equity in undistributed income of subsidiaries	26,593	17,436	9,824
Income before tax benefit	23,953	15,806	8,431
Income tax (benefit)	(1,157)	(818)	(487)
Net income available to common shareholders	$ 25,110	$ 16,624	$ 8,918

Condensed Statements of Cash Flows

	Years ended
	December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income	$ 25,110	$ 16,624	$ 8,918
(Increase) decrease in other assets	(1,735)	(1,749)	1,407
Increase (decrease) in other liabilities	(73)	53	8
Stock based compensation expense	3,157	2,595	1,800
Equity in undistributed income	(26,593)	(17,436)	(9,824)
Net cash used in (provided by) operating activities	(134)	87	2,309

Investing activities
Purchase of equity security	-	-	(3,000)
Contribution to subsidiary	(16,798)	(31,283)	-
Net cash used in investing activities	(16,798)	(31,283)	(3,000)

Financing activities
Proceeds from the issuance of common stock	1,629	41,713	54,501
Proceeds from the exercise of common stock options	1,653	454	-
Purchase of treasury stock	-	-	(866)

Net cash provided by financing activities	3,282	42,167	53,635
Net increase (decrease) in cash and cash equivalents	(13,650)	10,971	52,944
Cash and cash equivalents, beginning of year	84,262	73,291	20,347
Cash and cash equivalents, end of year	$ 70,612	$ 84,262	$ 73,291

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 •   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in the 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.  This report follows under the heading “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 17, 2014

Item 9B. Other Information

On March 12, 2014, the Board of Directors (the “Board”) of the Company approved Amended and Restated Bylaws of the Company, which amended the Company’s previously existing Bylaws by adding Article IX, titled “Forum for Adjudication of Disputes.” Article IX of the Amended and Restated Bylaws requires that the Delaware Court of Chancery be the exclusive forum for most derivative suits and other litigation concerning the Company’s internal affairs, with federal courts located in Delaware as an alternative forum under certain circumstances.  The Amended and Restated Bylaws of the Company reflecting the addition of Article IX became effective immediately after approval by the Board and are filed with this report as Exhibit 3.2.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information included in the 2014 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2014 Proxy Statement to be filed is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2014 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information included in the 2014  Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2014 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2013 and 2012

Consolidated Statement of Operations for the three years ended December 31, 2013

Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2013

Consolidated Statement of Cash Flows for the three years ended December 31, 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.Description

3.1Certificate of Incorporation(1)

3.2Amended and Restated Bylaws*

4.1Specimen stock certificate(1)

10.11999 Stock Option Plan (the “1999 SOP”)(2)

10.2Form of Grant of Non-Qualified Stock Options under the 1999 SOP(2)

10.3Form of Grant of Incentive Stock Options under the 1999 SOP(2)

10.4The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(3)

10.5Form of Grant of Non-Qualified Stock Option under the 2005 Plan(4)

10.6Form of Grant of Incentive Stock Option under the 2005 Plan(4)

10.7Form of Stock Unit Award Agreement under the 2005 Plan(5)

10.8Employee and Non-employee Director Non-Cash Compensation Plan(1)

10.9Stock Option and Equity Plan of 2011(6)

10.10Form of Grant of Stock Option under the 2011 Plan (6)

10.11 Form of Restricted Stock Unit Award Agreement  (8)

10.12The Bancorp, Inc. Stock Option and Equity Plan of 2013  (9)

10.13Form of Grant of Stock Option under the 2013 Plan(10)

10.14Form of Grant of Restricted Stock under the 2013 Plan(10)

12.1Ratio of earnings to fixed changes

21.1Subsidiaries of Registrant

23.1Consent of Grant Thornton LLP

31.1Rule 13a-14(a)/15d-14(a) Certifications

31.2Rule 13a-14(a)/15d-14(a) Certifications

32.1Section 1350 Certifications

32.2Section 1350 Certifications

*	Filed herewith.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011.
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013.
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013.
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 17, 2014	By:	/s/ Betsy Z. Cohen
Betsy Z. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Betsy Z. Cohen BETSY Z. COHEN	Chief Executive Officer and Director (principal executive officer)	March 17, 2014

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Operating Officer and Director	March 17, 2014

/s/ Daniel G. Cohen DANIEL G. COHEN	Director	March 17, 2014

/s/ Walter T. Beach WALTER T. BEACH	Director	March 17, 2014

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	March 17, 2014
Director
/s/ John Chrystal JOHN CHRYSTAL		March 17, 2014

/s/ Matthew Cohn MATTHEW COHN	Director	March 17, 2014

/s/ William H. Lamb WILLIAM H. LAMB	Director	March 17, 2014

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	March 17, 2014

/s/ Mei-Mei Tuan MEI-MEI TUAN	Director	March 17, 2014

/s/ Hersh Kozlov HERSH KOZLOV	Director	March 17, 2014

/s/ Paul Frenkiel PAUL FRENKIEL	Executive Vice President of Strategy, Chief Financial Officer and Secretary (principal accounting officer)	March 17, 2014