Form 10-Q
period 2014-03-31
Bancorp, Inc.
filed 2014-05-12
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March  31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission file number: 51018

THE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

409 Silverside Road
Wilmington, DE	19809
(Address of principal	(Zip code)
executive offices)

Registrant's telephone number, including area code:  (302) 385-5000

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

As of May 6, 2014 there were 37,704,902 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 15,298	$ 33,883
Interest earning deposits at Federal Reserve Bank	796,385	1,196,515
Securities purchased under agreements to resell	24,926	7,544
Total cash and cash equivalents	836,609	1,237,942

Investment securities, available-for-sale, at fair value	1,411,708	1,253,117
Investment securities, held-to-maturity (fair value $95,077 and $95,030, respectively)	97,149	97,205
Commercial loans held for sale	222,024	69,904
Loans, net of deferred loan fees and costs	2,044,004	1,958,445
Allowance for loan and lease losses	(46,409)	(38,182)
Loans, net	1,997,595	1,920,263
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209
Premises and equipment, net	15,692	15,659
Accrued interest receivable	14,715	13,131
Intangible assets, net	7,407	7,612
Other real estate owned	27,763	26,295
Deferred tax asset, net	27,451	30,415
Other assets	38,301	31,313
Total assets	$ 4,699,623	$ 4,706,065

LIABILITIES
Deposits
Demand and interest checking	$ 3,842,569	$ 3,722,602
Savings and money market	393,329	536,162
Time deposits	9,115	9,773
Time deposits, $100,000 and over	2,195	4,452
Total deposits	4,247,208	4,272,989

Securities sold under agreements to repurchase	16,491	21,221
Subordinated debenture	13,401	13,401
Other liabilities	56,353	38,850
Total liabilities	4,333,453	4,346,461

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,804,902 and 37,720,945
shares issued at at March 31, 2014 and December 31, 2013, respectively	37,805	37,721
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	295,824	294,576
Retained earnings	27,424	27,615
Accumulated other comprehensive income	5,983	558
Total shareholders' equity	366,170	359,604

Total liabilities and shareholders' equity	$ 4,699,623	$ 4,706,065

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2014	2013
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,381	$ 20,322
Interest on investment securities:
Taxable interest	5,137	3,487
Tax-exempt interest	2,084	725
Federal funds sold/securities purchased under agreements to resell	106	24
Interest bearing deposits	764	838
	29,472	25,396
Interest expense
Deposits	2,777	2,498
Securities sold under agreements to repurchase	12	14
Subordinated debenture	115	200
	2,904	2,712
Net interest income	26,568	22,684
Provision for loan and lease losses	17,300	5,500
Net interest income after provision for loan and lease losses	9,268	17,184

Non-interest income
Service fees on deposit accounts	1,210	1,060
Card payment and ACH processing fees	1,303	867
Prepaid card fees	13,468	11,974
Gain on sale of loans	5,484	2,178
Gain on sales of investment securities	241	267
Other than temporary impairment on securities held-to-maturity	-	(20)
Leasing income	381	587
Debit card income	426	196
Affinity fees	534	856
Other	1,108	1,167
Total non-interest income	24,155	19,132

Non-interest expense
Salaries and employee benefits	15,361	12,289
Depreciation and amortization	1,050	796
Rent and related occupancy cost	1,082	881
Data processing expense	3,336	2,607
Printing and supplies	571	432
Audit expense	376	311
Legal expense	1,332	619
Amortization of intangible assets	304	250
Losses on sale and write downs on other real estate owned	62	251
FDIC insurance	1,689	976
Software	1,175	809
Other real estate owned expense	326	110
Other	6,293	4,148
Total non-interest expense	32,957	24,479
Net Income before income tax	466	11,837
Income tax provision	168	4,431
Net income	$ 298	$ 7,406
Net income per share - basic	$ 0.01	$ 0.20
Net income per share - diluted	$ 0.01	$ 0.20

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2014	2013
	(in thousands)
Net income	$ 298	$ 7,406
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	8,583	(503)
Reclassification adjustments for gains included in income	(241)	(267)
Amortization of losses previously held as available-for-sale	5	8
Net unrealized gain/(loss) on investment securities	8,347	(762)

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	3,004	(176)
Reclassification adjustments for gains included in income	(84)	(94)
Amortization of losses previously held as available-for-sale	2	3
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,922	(267)

Other comprehensive income (loss), net of tax and reclassifications into net income	5,425	(495)
Comprehensive income	$ 5,723	$ 6,911

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2014

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2014	37,720,945	$ 37,721	$ (866)	$ 294,576	$ 27,615	$ 558	$ 359,604
Net income					298		298
Common stock issued from option exercises,
net of tax benefits	5,374	5	-	66	-	-	71
Common stock issued from option exercises,
cashless exercise, net of tax benefits	29,208	30	-	459	(489)	-	-
Common stock issued from restricted shares,
net of tax benefits	49,375	49		(49)			-
Stock-based compensation	-	-	-	772	-	-	772
Other comprehensive income net of							-
reclassification adjustments and tax	-	-	-	-	-	5,425	5,425

Balance at March 31, 2014	37,804,902	$ 37,805	$ (866)	$ 295,824	$ 27,424	$ 5,983	$ 366,170

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the three months
	ended March 31,
	2014	2013
Operating activities
Net income	$ 298	$ 7,406
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,677	1,327
Provision for loan and lease losses	17,300	5,500
Net amortization of investment securities discounts/premiums	3,441	823
Stock-based compensation expense	772	745
Loans originated for sale	(218,587)	(28,402)
Sale of loans originated for resale	75,441	13,519
Gain on sales of loans originated for resale	(5,484)	(2,178)
Gain on sale of fixed assets	(2)	-
Other than temporary impairment on securities held-to-maturity	-	20
Losses on sale and write downs on other real estate owned	62	251
Gain on sales of investment securities	(241)	(267)
Increase in accrued interest receivable	(1,584)	(1,664)
Decrease in interest payable	(27)	(8)
Decrease (increase) in other assets	(7,367)	2,133
(Decrease) increase in other liabilities	(1,524)	25,157
Net cash (used in) provided by operating activities	(135,825)	24,362

Investing activities
Purchase of investment securities available-for-sale	(222,550)	(250,581)
Proceeds from sale of investment securities available-for-sale	24,173	9,356
Proceeds from redemptions and prepayments of securities held-to-maturity	38	-
Proceeds from redemptions and prepayments of securities available-for-sale	64,004	59,942
Proceeds from sale of other real estate owned	2,404	694
Net increase in loans	(102,056)	(70,940)
Proceeds from sale of fixed assets	11	-
Purchases of premises and equipment	(1,092)	(1,392)
Net cash used in investing activities	(235,068)	(252,921)

Financing activities
Net (decrease) increase in deposits	(25,781)	399,764
Net decrease in securities sold under agreements to repurchase	(4,730)	(1,876)
Proceeds from issuance of common stock	-	1,629
Proceeds from the exercise of options	71	114
Excess tax benefit from share-based payment arrangements	-	(8)
Net cash (used in) provided by financing activities	(30,440)	399,623

Net decrease in cash and cash equivalents	(401,333)	171,064

Cash and cash equivalents, beginning of period	1,237,942	968,092

Cash and cash equivalents, end of period	$ 836,609	$ 1,139,156

Supplemental disclosure:
Interest paid	$ 2,911	$ 2,720

Taxes paid	$ 1,129	$ 2,244
Transfers of loans to other real estate owned	$ 3,934	$ 1,247
Transfers of loans to held for sale	$ 3,490	$ -
Common stock shares issued, cashless transaction	78,583	-

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank). The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides retail and commercial banking services in the Philadelphia, Pennsylvania and Wilmington, Delaware areas and related other banking services nationally, which include private label banking, institutional banking, health savings accounts and prepaid debit cards. European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary,Transact Payments Limited, which offers prepaid card issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K report). The results of operations for the three month period ended March 31, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2014, the Company had three stock-based compensation plans, which are more fully described in its Form 10-K report and the portions of the Company’s Proxy Statement dated March 18, 2014, incorporated therein by reference.

The Company did not grant stock options in the first quarter of 2014.  The Company granted 215,000 common stock options in the first quarter of 2013, 35,000 common stock options with a vesting period of one year and 180,000 common stock options with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85.  There were 59,999 common stock options exercised for the three month period ended March 31, 2014 and 11,149 common stock options exercised for the three month period ended March 31, 2013.  The total intrinsic value of the options exercised during the three months ended March 31, 2014 and 2013 was $594,000 and $31,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2014	2013
Risk-free interest rate	0.00%	1.86%
Expected dividend yield	-	-
Expected volatility	0.00%	49.71%-56.81%
Expected lives (years)	-	4.03-4.22

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the three month period ended March 31, 2014 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2014	2,620,874	$ 9.70
Granted	-	-	-	-
Exercised	(59,999)	9.34	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	2,560,875	$ 9.71	6.06	$ -
Exercisable at March 31, 2014	1,746,875	$ 10.24	5.43	$ 14,982,995

The Company granted 197,841 restricted stock units with a vesting period of four years at a fair value of $10.46 in the first quarter of 2013. There were no restricted stock units issued in the first quarter of 2014. Total fair value of restricted stock units vested for the three months ended March 31, 2014, and 2013 was $885,000 and $0, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

Average
Weighted-	remaining

		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2014	197,841	$ 10.46	2.8
Granted	-	-	-
Vested	(49,375)	-	-
Expired/forfeited	-	-	-
Outstanding at March 31, 2014	148,466

As of March 31, 2014, there was a total of $4.3 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.2 years.  Related compensation expense for the three months ended March 31, 2014 and 2013 was $772,000 and $745,000 respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 298	37,680,614	$ 0.01
Effect of dilutive securities
Common stock options	-	965,034	-
Diluted earnings per share
Net income available to common shareholders	$ 298	38,645,648	$ 0.01

Stock options for 3,000 shares exercisable at prices between $20.98 and $25.43 per share, were outstanding at March 31, 2014 but were not included in the diluted earnings per share computation because the exercise price per share was greater than the average market price.

	For the three months ended
	March 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 7,406	37,291,820	$ 0.20
Effect of dilutive securities
Common stock options	-	480,302	-
Diluted earnings per share
Net income available to common shareholders	$ 7,406	37,772,122	$ 0.20

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

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 18,231	$ 61	$ -	$ 18,292
Federally insured student loan securities	130,280	1,073	(97)	131,256
Tax-exempt obligations of states and political subdivisions	434,855	5,975	(720)	440,110
Taxable obligations of states and political subdivisions	83,317	1,989	(359)	84,947
Residential mortgage-backed securities	389,359	2,282	(1,623)	390,018
Commercial mortgage-backed securities	147,610	1,856	(512)	148,954
Corporate and other debt securities	197,858	927	(654)	198,131
	$ 1,401,510	$ 14,163	$ (3,965)	$ 1,411,708

Held-to-maturity	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,031	$ 451	$ (4,199)	$ 17,283
Other debt securities - pooled	76,118	1,676	-	77,794
	$ 97,149	$ 2,127	$ (4,199)	$ 95,077

Available-for-sale	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 10,680	$ 46	$ -	$ 10,726
Federally insured student loan securities	147,717	575	(719)	147,573
Tax-exempt obligations of states and political subdivisions	378,180	2,721	(1,951)	378,950
Taxable obligations of states and political subdivisions	78,638	1,276	(746)	79,168
Residential mortgage-backed securities	323,199	1,838	(2,263)	322,774
Commercial mortgage-backed securities	118,838	1,919	(410)	120,347
Corporate and other debt securities	194,010	789	(1,220)	193,579
	$ 1,251,262	$ 9,164	$ (7,309)	$ 1,253,117

Held-to-maturity	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,027	$ 367	$ (4,222)	$ 17,172
Other debt securities - pooled	76,178	1,680	-	77,858
	$ 97,205	$ 2,047	$ (4,222)	$ 95,030

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to  $3.2 million at March 31, 2014 and December 31, 2013.

The amortized cost and fair value of the Company’s investment securities at March 31, 2014, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 76,232	$ 76,530	$ -	$ -
Due after one year through five years	402,973	404,790	-	-
Due after five years through ten years	230,012	232,312	10,212	10,250
Due after ten years	692,293	698,076	86,937	84,827
	$ 1,401,510	$ 1,411,708	$ 97,149	$ 95,077

At March 31, 2014 and December 31, 2013, investment securities with a book value of approximately $27.1 million and $29.1 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Available-for-sale securities fair values are based on the fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognized any other-than-temporary impairment charges in the first three months of 2014. The Company recognized other-than-temporary impairment charges of $20,000  on  one trust preferred pooled security in the first three months of 2013.    The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2014 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$ 1,835	$ -	$ -	$ -	$ 1,835	$ -
Federally insured student loan securities	3	10,078	(73)	11,985	(24)	22,063	(97)
Tax-exempt obligations of states and
political subdivisions	143	83,257	(516)	26,576	(204)	109,833	(720)
Taxable obligations of states and
political subdivisions	30	28,983	(275)	5,280	(84)	34,263	(359)
Residential mortgage-backed securities	37	111,016	(1,026)	57,860	(597)	168,876	(1,623)
Commercial mortgage-backed securities	28	92,635	(489)	2,645	(23)	95,280	(512)
Corporate and other debt securities	71	66,480	(617)	4,177	(37)	70,657	(654)
Total temporarily impaired
investment securities	313	$ 394,284	$ (2,996)	$ 108,523	$ (969)	$ 502,807	$ (3,965)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,914	$ (4,199)	$ 7,914	$ (4,199)
Total temporarily impaired
investment securities	2	$ -	$ -	$ 7,914	$ (4,199)	$ 7,914	$ (4,199)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2013 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	4	$ 3,300	$ -	$ -	$ -	$ 3,300	$ -
Tax-exempt obligations of states and	9	50,498	(676)	6,202	(44)	56,700	(720)
political subdivisions							-

Taxable obligations of states and	229	169,995	(1,951)	-	-	169,995	(1,951)
political subdivisions
Residential mortgage-backed securities	52	46,888	(737)	1,808	(9)	48,696	(746)
Commercial mortgage-backed securities	38	147,717	(1,656)	55,064	(606)	202,781	(2,262)
Corporate and other debt securities	26	76,668	(399)	405	(11)	77,073	(410)
Other equity securities	101	97,904	(1,024)	4,255	(196)	102,159	(1,220)
Total temporarily impaired
investment securities	459	$ 592,970	$ (6,443)	$ 67,734	$ (866)	$ 660,704	$ (7,309)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)
Total temporarily impaired
investment securities	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)

Other securities, included in the held-to-maturity classification at March 31, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred security.

The $21.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior notes was $7.0 million.

The $76.1 million of other debt securities – pooled are comprised of the following.  The one pooled trust preferred securities totaled $332,000 and was collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.8 million.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2014:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,896	$ 2,000	$ 104	Not rated
Security B	3,189	2,880	(309)	Not rated
Security C	8,924	5,033	(3,891)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination

Pool A (7 performing issuers)	Mezzanine *	$ 332	$ 606	$ 274	CAA1	**

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

Note 6. Loans

The Company originates loans for sale to other financial institution which issue commercial mortgage backed securities or to secondary government guaranteed loan markers.  The Company has elected  fair value treatment for these loans to better reflect the economics of the transactions.  At March 31, 2014 the Company had $222.0 million of loans held for sale, which were originated for sale either to institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.    During the three months ended March 31, 2014, the Company recognized a related fair value gain of $2.0  million.  In the three months ended March 31, 2014 the Company recognized $3.4 million in gains upon the sale of loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2014	2013

Commercial	$ 489,574	$ 450,113
Commercial mortgage *	610,990	625,810
Construction	283,928	258,889
Total commercial loans	1,384,492	1,334,812
Direct lease financing	181,007	175,610
Residential mortgage	95,397	94,850
Consumer and other loans	375,818	346,334
	2,036,714	1,951,606
Unamortized loan fees and costs	7,290	6,839
Total loans, net of deferred loan costs	$ 2,044,004	$ 1,958,445

Supplemental loan data:
Construction 1-4 family	$ 47,521	$ 48,394
Commercial construction, acquisition and development	236,407	210,495
	$ 283,928	$ 258,889

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $4.9 million and $2.7 milion at March 31, 2014 and December 31, 2013, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at March 31, 2014 and December 31, 2013 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2014
Without an allowance recorded

Construction	$ 7,119	$ 11,339	$ -	$ 4,112	$ -
Commercial mortgage	1,849	1,849	-	1,804	-
Commercial	2,476	2,851	-	5,748	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	1,175	-
With an allowance recorded
Construction	6,651	6,683	4,345	3,607	-
Commercial mortgage	6,560	6,560	2,048	5,331	-
Commercial	19,640	20,071	8,167	20,243	-
Consumer - home equity	1,678	1,683	607	1,054	-
Residential	-	-	-	421	-
Total
Construction	13,770	18,022	4,345	7,719	-
Commercial mortgage	8,409	8,409	2,048	7,135	-
Commercial	22,116	22,922	8,167	25,991	-
Consumer - home equity	2,605	2,610	607	1,981	-
Residential	1,175	1,175	-	1,596	-

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded
Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total
Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2014, March 31, 2013, or December 31, 2013) (in thousands):

	March 31,	March 31,	December 31,
	2014	2013	2013

Non-accrual loans

Construction	$ 13,770	$ 2,745	$ 1,667
Commercial mortgage	5,250	14,059	5,861
Commercial	21,901	16,242	29,651
Consumer	2,605	927	1,356
Residential	1,175	90	2,016
Total non-accrual loans	44,701	34,063	40,551

Loans past due 90 days or more	189	1,291	110
Total non-performing loans	44,890	35,354	40,661
Other real estate owned	27,763	4,543	26,295
Total non-performing assets	$ 72,653	$ 39,897	$ 66,956

The Company’s loans that were modified as of March 31, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 215	$ 215	1	$ 217	$ 217
Commercial mortgage	5	6,210	6,210	3	3,055	3,055
Construction	1	263	263	1	263	263
Residential mortgage	-	-	-	-	-	-
Total	7	$ 6,688	$ 6,688	5	$ 3,535	$ 3,535

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  March 31, 2014 and  December 31, 2013  (dollars in thousands):

	March 31, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 215	$ -	$ -	$ 217	$ -
Commercial mortgage	3,840	214	2,156	681	214	2,160
Construction	-	263	-	-	263	-
Residential mortgage	-	-	-	-	-	-
Total	$ 3,840	$ 692	$ 2,156	$ 681	$ 694	$ 2,160

The following table summarizes as of March 31, 2014 loans that were restructured within the last 12 months that have subsequently defaulted (dollars in thousands):

	Number	Pre-modification recorded investment
Commercial mortgage	1	$ 681
Total	1	$ 681
As of March 31,2014 and December 31, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total

March 31, 2014
Beginning balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182
Charge-offs	(1,832)	(2,415)	(4,633)	(108)	(128)	-		(9,116)
Recoveries	25	-	5	-	13	-		43
Provision (credit)	6,274	3,447	7,051	32	692	(124)	(72)	17,300
Ending balance	$ 22,673	$ 7,916	$ 12,982	$ 585	$ 1,514	$ 187	$ 552	$ 46,409

Ending balance: Individually
evaluated for impairment	$ 8,167	$ 2,048	$ 4,345	$ -	$ 607	$ -	$ -	$ 15,167

Ending balance: Collectively
evaluated for impairment	$ 14,506	$ 5,868	$ 8,637	$ 585	$ 907	$ 187	$ 552	$ 31,242

Loans:
Ending balance	$ 489,574	$ 610,990	$ 283,928	$ 95,397	$ 375,818	$ 181,007	$ 7,290	$ 2,044,004

Ending balance: Individually
evaluated for impairment	$ 22,116	$ 8,409	$ 13,770	$ 1,175	$ 2,605	$ -	$ -	$ 48,075

Ending balance: Collectively
evaluated for impairment	$ 467,458	$ 602,581	$ 270,158	$ 94,222	$ 373,213	$ 181,007	$ 7,290	$ 1,995,929

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(9,920)	(4,851)	(10,295)	(54)	(489)	(29)	-	(25,638)
Recoveries	67	98	1,019	-	88	8	-	1,280
Provision (credit)	15,815	5,414	10,330	(1,374)	(461)	93	(317)	29,500
Ending balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182

Ending balance: Individually
evaluated for impairment	$ 9,369	$ 1,476	$ 353	$ 84	$ 135	$ -	$ -	$ 11,417

Ending balance: Collectively
evaluated for impairment	$ 8,837	$ 5,408	$ 10,206	$ 577	$ 802	$ 311	$ 624	$ 26,765

Loans:
Ending balance	$ 450,113	$ 625,810	$ 258,889	$ 94,850	$ 346,334	$ 175,610	$ 6,839	$ 1,958,445

Ending balance: Individually
evaluated for impairment	$ 29,867	$ 5,861	$ 1,667	$ 2,016	$ 1,356	$ -	$ -	$ 40,767

Ending balance: Collectively
evaluated for impairment	$ 420,246	$ 619,949	$ 257,222	$ 92,834	$ 344,978	$ 175,610	$ 6,839	$ 1,917,678

		Commercial		Residential		Direct lease
Three months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
March 31, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(1,561)	(512)	(1,608)	-	(54)	-		(3,735)
Recoveries	31	4	-	-	43			78
Provision (credit)	2,484	2,550	1,293	193	(437)	(6)	(577)	5,500
Ending balance	$ 13,198	$ 8,265	$ 9,190	$ 2,282	$ 1,351	$ 233	$ 364	$ 34,883

Ending balance: Individually
evaluated for impairment	$ 4,470	$ 2,645	$ 612	$ 69	$ -	$ -	$ -	$ 7,796

Ending balance: Collectively

evaluated for impairment	$ 8,728	$ 5,620	$ 8,578	$ 2,213	$ 1,351	$ 233	$ 364	$ 27,087

Loans:
Ending balance	$ 477,690	$ 673,916	$ 263,579	$ 94,238	$ 296,370	$ 157,508	$ 5,589	$ 1,968,890

Ending balance: Individually
evaluated for impairment	$ 16,242	$ 14,059	$ 2,745	$ 90	$ 927	$ -	$ -	$ 34,063

Ending balance: Collectively
evaluated for impairment	$ 461,448	$ 659,857	$ 260,834	$ 94,148	$ 295,443	$ 157,508	$ 5,589	$ 1,934,827

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2014 or December 31, 2013.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 401	$ -	$ -	$ 21,901	$ 22,302	$ 467,272	$ 489,574
Commercial mortgage	-	-	-	5,250	5,250	605,740	610,990
Construction	912	-	-	13,770	14,682	269,246	283,928
Direct lease financing	2,637	405	189	-	3,231	177,776	181,007
Consumer - other	1	-	-	923	924	330,617	331,541
Consumer - home equity	-	-	-	1,682	1,682	42,595	44,277
Residential mortgage	-	-	-	1,175	1,175	94,222	95,397
Unamortized loan fees and costs	-	-	-	-	-	7,290	7,290
	$ 3,951	$ 405	$ 189	$ 44,701	$ 49,246	$ 1,994,758	$ 2,044,004

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Risk Rating
Pass	$ 399,972	$ 377,482	$ 244,895	$ 226,926	$ 512,445	$ 517,164	$ 25,767	$ 25,812
Special Mention	-	149	-	-	-	6,997	-	-
Substandard	22,116	29,867	13,770	1,667	8,409	5,861	1,175	2,016
Doubtful	-	-	-	-	-	-	-	-

Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	20,805	6,854	18,390	25,255	24,076	29,467	-	-
Unrated not subject to review *	46,681	35,761	6,873	5,041	66,060	66,321	68,455	67,022
Total	$ 489,574	$ 450,113	$ 283,928	$ 258,889	$ 610,990	$ 625,810	$ 95,397	$ 94,850

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Risk Rating
Pass	$ 122,724	$ 116,292	$ 62,792	$ 58,545	$ -	$ -	$ 1,368,595	$ 1,322,221
Special Mention	-	1,348	-	-	-	-	-	8,494
Substandard	2,605	1,356	-	-	-	-	48,075	40,767
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	11,109	524	3,514	2,244	-	-	77,894	64,344
Unrated not subject to review *	239,380	226,814	114,701	114,821	7,290	6,839	549,440	522,619
Total	$ 375,818	$ 346,334	$ 181,007	$ 175,610	$ 7,290	$ 6,839	$ 2,044,004	$ 1,958,445

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans with related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 69% at March  31, 2014 and approximately 70% at December 31, 2013.    This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans which are identified by either the independent loan review department or line management are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $26,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $26,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $44.1 million and $36.7 million as of March 31, 2014 and December 31, 2013, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At March 31, 2014, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At March 31, 2014, loans to these related parties amounted to $55.7 million and $34.9 million at December 31, 2013.

The Company executed security transactions through PrinceRidge Group LLC (“PrinceRidge”), a broker dealer in which the Company’s Chairman has a minority interest and also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of PrinceRidge.  For the three months ended March 31, 2014, the Company had purchased $2.7 million of AAA SBA loans for Community Reinvestment Act purposes through PrinceRidge.  The Company had no security purchases from PrinceRidge for the three months ended March 31, 2014.  From time to time, the Company may also purchase securities under agreements to resell through that company.  The securities consist exclusively of G.N.M.A. certificates which are full faith and credit obligations of the Unites States government issued at competitive rates.  All terms were met as agreed and $26.4 million was outstanding at March 31, 2014.

Note 8. Fair Value Measurements

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, Fair Value Measurements and Disclosures, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $836.6 million and $1.24 billion as of March 31, 2014 and December 31, 2013, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at March 31, 2014 and December 31, 2013 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at March  31, 2014, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value (in thousands).

	March 31, 2014
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,411,708	$ 1,411,708	$ -	$ 1,411,708	$ -
Investment securities held-to-maturity	97,149	95,077	-	-	95,077
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209
Commercial loans held for sale	222,024	222,024	-	-	222,024
Loans, net	2,044,004	2,046,615	-	-	2,046,615
Demand and interest checking	3,842,569	3,842,569	3,842,569	-	-
Savings and money market	393,329	393,329	393,329	-	-

Time deposits	11,310	11,362	-	-	11,362
Subordinated debenture	13,401	7,945	-	-	7,945
Securities sold under agreements to repurchase	16,491	16,491	16,491	-	-
Interest rate swaps	(99)	(99)	-	(99)	-

	December 31, 2013
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,253,117	$ 1,253,117	$ -	$ 1,252,566	$ 551
Investment securities held-to-maturity	97,205	95,030	-	-	95,030
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209
Commercial loans held for sale	69,904	69,904	-	-	69,904
Loans, net	1,958,445	1,954,058	-	-	1,954,058
Demand and interest checking	3,722,602	3,722,602	3,722,602	-	-
Savings and money market	536,162	536,162	536,162	-	-
Time deposits	14,225	14,444	-	-	14,444
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	21,221	21,221	21,221	-	-
Interest rate swaps	481	481	-	481	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 18,292	$ -	$ 18,292	$ -
Federally insured student loan securities	131,256	-	131,256	-
Obligations of states and political subdivisions	525,057	-	525,057	-
Residential mortgage-backed securities	390,018	-	390,018	-
Commercial mortgage-backed securities	148,954	-	148,954	-
Other debt securities	198,131	-	198,131	-
Total investment securities available for sale	1,411,708	-	1,411,708	-
Loans held for sale	222,024	-	-	222,024
Interest rate swaps	(99)	-	(99)	-
	$ 1,633,633	$ -	$ 1,411,609	$ 222,024

Fair Value Measurements at Reporting Date Using
Quoted prices in active	Significant other	Significant
markets for identical	observable	unobservable

	Fair value	assets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 10,726	$ -	$ 10,726	$ -
Federally insured student loan securities	147,573	-	147,573	-
Obligations of states and political subdivisions	458,118	-	458,118	-
Residential mortgage-backed securities	322,774	-	322,774	-
Commercial mortgage-backed securities	120,347	-	120,347	-
Other debt securities	193,579	-	193,028	551
Total investment securities available for sale	1,253,117	-	1,252,566	551
Loans held for sale	69,904	-	-	69,904
Interest rate swaps	481	-	481	-
	$ 1,323,502	$ -	$ 1,253,047	$ 70,455

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Held-for-sale
	securities		loans
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Beginning balance	$ 551	$ 597	$ 69,904	$ 11,341
Transfers into level 3	-	-	-	-
Transfers out of level 3	(551)	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(1)	3,159	3,082
Included in other comprehensive income	-	21	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	222,077	309,358
Sales	-		(72,964)	(253,832)
Settlements	-	(66)	(152)	(45)
Ending balance	$ -	$ 551	$ 222,024	$ 69,904

The other debt securities included in level 3 at March  31, 2014 and December 31, 2013 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 48,075	$ -	$ -	$ 48,075
Other real estate owned	27,763	-	-	27,763
Intangible assets	7,407			7,407
	$ 83,245	$ -	$ -	$ 83,245

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 40,767	$ -	$ -	$ 40,767
Other real estate owned	26,295	-	-	26,295
Intangible assets	7,612	-	-	7,612
	$ 74,674	$ -	$ -	$ 74,674

At March 31, 2014, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $48.0 million through specific reserves and other write downs of $15.2 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at March  31, 2014 were troubled debt restructured loans with a balance of $6.7 million which have specific reserves of  $1.8 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of March 31, 2014, the Company entered into four interest rate swap agreements with an aggregate notional amount of $28.6 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded income of $1.8 million for the three months ended March  31, 2014 to recognize fair value on derivative instruments.  The amount receivable by the Company under these swap agreements was $183,000 at March  31, 2014.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March  31, 2014 are summarized below (in thousands):

	March 31, 2014
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
November 5, 2018	$ 6,100	1.51%	0.24%	$ 43
March 24, 2019	12,100	1.81%	0.23%	(12)
January 6, 2024	6,200	3.07%	0.24%	(153)
March 18, 2024	4,200	2.76%	0.23%	23

Total	$ 28,600	$ (99)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 million acquisition cost to software used for fraud monitoring for its prepaid card business,with related services provided by its European data processing subsidiary.  The fraud monitoring software is being amortized over eight years.  Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of March 31, 2014 the accumulated amortization was $200,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of March 31, 2014 the accumulated amortization was  $6.2  million.  For both 2014 and 2013, amortization expense for the first quarter was $250,000.

Note 11. Subsequent Events

The Company evaluated its March  31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses and our determination of the fair value of financial instrumentsinvolve a higher degree of judgment and complexity than our other significant accounting policies.

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

Results of Operations

First quarter 2014 to first quarter 2013

Net Income:  Net income for the first quarter of 2014 was  $298,000, compared to $7.4 million for the first quarter of 2013. The decrease reflected a $3.9 million increase in net interest income and an $5.0 million increase in non-interest income (excluding security gains) which were more than offset by an $8.5 million increase in non-interest expense and an $11.8 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $23.9 million in first quarter 2014 from $18.9 million in first quarter 2013, reflecting increases in loan sales income and prepaid card fees.  The gain on sale of loans, which is presented net of direct sales costs, was $5.5 million for the first quarter of 2014 compared to $2.2 million for the first quarter of 2013.  This gain was partially offset by approximately $3.1 million of departmental loan origination expenses reflected in non-interest expense. Higher prepaid fees reflected an increased volume of accounts and related transaction fees.  Net interest income increased to $26.6 million compared to $22.7 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $11.8 million to $17.3 million in first quarter 2014, compared to $5.5 million in first quarter 2013 primarily due to the impact of three large relationships.  Diluted earnings per share were $0.01 in first quarter 2014 compared to $0.20 in the first quarter of 2013.  Return on average assets was  0.02% and return on average equity was 0.33% for the first quarter of 2014, compared to 0.72% and 8.83%, respectively, for the first quarter of 2013.

Net Interest Income:  Our net interest income for first quarter 2014 increased to $26.6 million, an increase of $3.9 million or 17.1% from $22.7 million in first quarter 2013. Our interest income for first quarter 2014 increased to $29.5 million, an increase of $4.1 million or 16.0% from $25.4 million for first quarter 2013.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $2.16 billion for first quarter 2014 from $1.94 billion for first quarter 2013, while related interest income increased $1.1 million on a tax equivalent basis.  Our average investment securities increased to $1.41 billion for first quarter 2014 from $808.9 million for first quarter 2013, while related interest income increased $3.7 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2014 increased to 2.30% from 2.25% in the first quarter of 2013, an increase of 5 basis points.  The increase in the net interest margin resulted primarily from replacing our interest earning deposits with higher yielding investment securities and loans.  In first quarter 2014, the average yield on our loans decreased to 3.96% from 4.19% for first quarter 2013, a decrease of 23 basis points. The decrease reflects existing higher rate loans repricing to lower rates, and new loans pricing at lower rates.  Yields on taxable investment securities in first quarter 2014 were lower at 2.01% compared to 2.04% for first quarter 2013, a decrease of 3 basis points.  Additionally, yields on non-taxable investments were lower at 3.28% compared to 3.54%, respectively, a decrease of 26 basis points.  The lower yields reflected new purchases with shorter maturities or earlier repricing periods which typically have lower yields than longer maturities, and lower market yields. These decreases were partially offset by a 3 basis point decrease in the cost of our interest bearing liabilities to 0.25% from 0.28%.  Average interest earning deposits decreased $108.6 million, or 8.1% to $1.24 billion in first quarter 2014 from $1.34 billion in first quarter 2013, reflecting deployment of such balances into higher yielding loans and securities.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,142,143	$ 21,220	3.96%	$ 1,928,786	$ 20,192	4.19%
Leases - bank qualified*	18,288	247	5.40%	14,393	200	5.56%
Investment securities-taxable	1,020,135	5,137	2.01%	682,676	3,487	2.04%
Investment securities-nontaxable*	391,486	3,207	3.28%	126,221	1,116	3.54%
Interest earning deposits at Federal Reserve Bank	1,235,319	764	0.25%	1,343,899	838	0.25%
Federal funds sold/securities purchased under agreement to resell	30,545	106	1.39%	20,380	24	0.47%
Net interest earning assets	4,837,916	30,681	2.54%	4,116,355	25,857	2.51%

Allowance for loan and lease losses	(38,419)			(34,839)
Other assets	155,646			83,902
	$ 4,955,143			$ 4,165,418

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,015,547	$ 2,238	0.22%	$ 3,257,692	$ 1,866	0.23%
Savings and money market	498,185	504	0.40%	506,174	578	0.46%
Time	13,342	35	1.05%	20,919	54	1.03%
Total deposits	4,527,074	2,777	0.25%	3,784,785	2,498	0.26%

Short term borrowings	22	-	0.00%	-	-	0.00%
Repurchase agreements	16,752	12	0.29%	15,762	14	0.36%
Subordinated debt	13,401	115	3.43%	13,401	200	5.97%
Total deposits and interest bearing liabilities	4,557,249	2,904	0.25%	3,813,948	2,712	0.28%

Other liabilities	32,950			11,344

Total liabilities	4,590,199			3,825,292

Shareholders' equity	364,944			340,126
	$ 4,955,143			$ 4,165,418

Net interest income on tax equivalent basis *		$ 27,777			$ 23,145

Tax equivalent adjustment		1,209			461

Net interest income		$ 26,568			$ 22,684

Net interest margin *			2.30%			2.25%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For first quarter 2014, average interest earning assets increased to $4.84 billion, an increase of $721.6 million or 17.5% from first quarter 2013.  The increase reflected increased average balances of loans and leases of $217.3 million or 11.2%, and increased average balances of investment securities of $602.7 million or 74.5%.  Average demand and interest checking deposits increased $757.9 million or 23.3%. Average savings and money market deposits decreased $8.0 million or 1.6%, as the Bank terminates certain higher cost deposit relationships. The Bank experienced growth in institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $17.3 million for the first quarter of 2014 compared to $5.5 million for the first quarter of 2013.  The $11.8 million increase in the provision resulted primarily from three loan relationships. For the first relationship, a $3.8 million reserve was established for a borrower who became delinquent in the first quarter of 2014 after a long successful  history of developing land and repaying similar loans to the Bank. The Bank concluded  that the borrower may not be  continuing with the project, and a reserve was established, notwithstanding that the borrower has other repayment sources and that the Bank will pursue collection. For the second relationship, management and its borrower accelerated the disposition of a property by contracting  for  an alternate use for the property  resulting in a $4.6 million charge off. For the third relationship,  the Bank decided to settle with a  borrower whose personal legal issues made other potential collection of the loans more problematic, resulting in the recognition of a $2.9 million charge off.  In addition to related specific reserves which increased the provision and allowance, related  charge offs increased the allowance by increasing  the component of the allowance determined by applying historical  charge off ratios to outstanding loan  balances.  Primarily as a result of these loans, the allowance for loan losses was increased to $46.4 million or 2.27% of total loans compared to $38.2 million or 1.95% of total loans at December 31, 2013.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $23.9 million in first quarter 2014 compared to $18.9 million in first quarter 2013 before gains on securities of $241,000 in the first quarter of 2014 and $267,000 in the first quarter of 2013.   The $5.0 million or 26.8% increase between those respective periods reflected significant increases in several categories, including a $1.5 million or 12.5% increase in prepaid fees to $13.5 million for first quarter 2014.  The increase reflected an increased volume of transactions from new customers.  Loan sale income increased $3.3 million or 151.8% to $5.5 million for first quarter 2014, which was gross of $3.1 million of  direct production expenses, from $2.2 million for first quarter 2013, which was gross of $1.0 million of such expense.  Loan sale income and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $150,000 or 14.2% to $1.2  million for first quarter 2014 from $1.1 for first quarter 2013 reflecting increased service charges on retirement accounts.  Affinity fees decreased $322,000 or 37.6% to $534,000 for first quarter 2014 from $856,000 for first quarter 2013.  This decrease resulted primarily from the termination of one affinity relationship in 2013 which had $492,000 in fees in the first quarter of 2013.  That decrease was partially offset by growth in fees from another client.  Other non-interest income decreased $59,000 or 5.1% to $1.1 for first quarter 2014 from $1.2 million in first quarter 2013.  This decrease substantially reflected a decrease in fees earned on the wind down of a contract related to our European operations in the first quarter of 2013.

Non-Interest Expense. Total non-interest expense was $33.0 million for first quarter 2014, an increase of $8.5 million or 34.6% over $24.5 million for first quarter 2013.  Salaries and employee benefits amounted to $15.4 million, an increase of $3.1 million or 25.0% over $12.3 million for first quarter 2013.  The increase in salaries and employee benefits reflected staff additions and related expense for commercial loan sales, prepaid card operations, compliance, leasing and information security.  It also reflected average annual salary increases in the 2% range for our staff.  Depreciation and amortization increased $254,000 or 31.9% to $1.1 million in first quarter 2014 from $796,000 in first quarter 2013 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $201,000 or 22.8% to $1.1 million in first quarter 2014 from $881,000 in first quarter 2013 which reflected increased main office operations space.  Data processing increased $729,000 or 28.0% to $3.3 million in first quarter 2014 from $2.6 million in first quarter 2013.  The increase reflected increased account and transaction volume and increased call center expense.  Printing and supplies  increased $139,000 or 32.2% to $571,000, in first quarter 2014 from $432,000 in first  quarter 2013.  The increase reflected increased volume for new accounts.  Audit expense increased $65,000 or 20.9% to $376,000 in first quarter 2014 from $311,000 in first quarter 2013.  The increase reflected additional audit expense for external auditors.  Legal expense increased $713,000 or 115.2% to $1.3 million in first quarter 2014 from $619,000 in first quarter 2013.  The increase in legal expense reflected a $235,000 settlement for a merchant acquiring matter, compliance matters and higher loan collection costs.  Amortization of intangible assets increased $54,000, or 21.6%, as a result of the amortization of prepaid card fraud related software.  Losses on sale and write downs on other real estate owned decreased $189,000 or 75.3% to $62,000 in first quarter of 2014 from $251,000 in first quarter 2013 due primarily to lower write downs to reduce carrying costs to expected proceeds from sales.  Federal Deposit Insurance Corporation (FDIC) insurance expense increased $713,000 or 73.1% to $1.7 million for first quarter 2014 from $976,000 in first quarter 2013, reflecting deposit growth and higher premium rates.  Software expense increased $366,000 or 45.2% to $1.2 million in first quarter 2014 from $809,000 in first quarter 2013 reflecting various information technology related expense.  Other real estate owned expense increased $216,000 or 196.4% to $326,000 in first quarter 2014 from $110,000 in first quarter 2013, reflecting higher OREO balances.  Other non-interest expense increased $2.1 million or 51.7% to $6.3 million in first quarter 2014 from $4.1 million in first quarter 2013.  The $2.1 million increase reflected an increase of $432,000 related to commercial loan sales, $269,000 in consulting, $220,000 in operating taxes, $206,000 in travel, $205,000 in insurance $192,000 in telephone and $139,000 in printing and supplies.

Income Taxes.  Income tax expense was  $168,000 for first quarter 2014 compared to $4.4 million in first quarter 2013, a decrease of $4.3 million.  The decrease resulted primarily from a decrease in taxable income.  Our effective tax rate for third quarter 2013 was 36.1% compared to 37.4% in first quarter 2013.  The lower rate in 2013 reflected the impact of tax exempt securities income.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first three months of 2014 was from cash and cash equivalents, as deposit outflows were $25.7 million.  The net outflow reflected the exit of certain higher cost deposit relationships.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $392 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of March 31, 2014, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks.

Included in our cash and cash-equivalents at March 31, 2014 were $796.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $133.2 million for the year to date period ended March 31, 2014 and $181.3 million for the prior year to date period ended March 31, 2013 and funding for net loan growth, which was $102.1 million and $70.9 million, respectively.  We had outstanding commitments to fund loans, including unused lines of credit, of $590.7 million and $590.1 million as of March 31, 2014 and December 31, 2013, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At March 31, 2014 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of March 31, 2014
Bancorp	7.39%	13.01%	14.26%
The Bancorp Bank	6.19%	10.87%	12.12%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2013
Bancorp	8.58%	14.57%	15.83%
The Bancorp Bank	6.72%	11.40%	12.66%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March  31, 2014. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 767,718	$ 253,091	$ 355,257	$ 218,339	$ 449,599
Investment securities	457,683	78,989	345,326	222,918	403,941
Interest earning deposits	796,385	-	-	-	-
Securities purchased under agreements to resell	24,926	-	-	-	-
Total interest earning assets	2,046,712	332,080	700,583	441,257	853,540

Interest bearing liabilities:
Demand and interest checking	2,417,330	185,570	185,570	-	-
Savings and money market	98,332	196,665	98,332	-	-
Time deposits	758	7,548	2,972	32	-
Securities sold under agreements to repurchase	16,491	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,546,312	389,783	286,874	32	-
Gap	$ (499,600)	$ (57,703)	$ 413,709	$ 441,225	$ 853,540
Cumulative gap	$ (499,600)	$ (557,303)	$ (143,594)	$ 297,631	$ 1,151,171
Gap to assets ratio	-11%	-1%	9%	9%	18%
Cumulative gap to assets ratio	-11%	-12%	-3%	6%	24%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table have a number of limitations.  Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.   Accordingly, actual results can and often do differ from projections.

Financial Condition

General.    Our total assets at March 31, 2014 were $4.70 billion, of which our total loans were $2.04 billion. At December 31, 2013 our total assets were $4.71 billion, of which our total loans were $1.96 billion.

Interest earning deposits and federal funds sold.  At March 31, 2014, we had a total of $796.4 million of interest earning deposits compared to $1.20 billion at December 31, 2013 a decrease of $400.1 million or 33.4%.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $1.51 billion at March  31, 2014, an increase of $158.5 million or 11.7% from year-end 2013. The increase in investment securities was primarily a result of increased purchases of residential mortgage backed, municipal and commercial mortgage backed securities.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at March 31, 2014, consisted of three securities secured by diversified portfolios of corporate securities, a bank senior note, three single issuer trust preferred securities and one pooled trust preferred security.

The $21.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior note was $7.0 million.

The $76.1 million of other debt securities – pooled are comprised of the following.  The pooled trust preferred security totaled $332,000 and was collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.8 million.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,896	$ 2,000	$ 104	Not rated
Security B	3,189	2,880	(309)	Not rated
Security C	8,924	5,033	(3,891)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March  31, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination

Pool A (7 performing issuers)	Mezzanine *	$ 332	$ 606	$ 274	CAA1	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: 1) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or 2) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date March  31, 2014 and March  31, 2013 respectively, we recognized other-than-temporary impairment charges of $0 and $20,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.2 million at March  31, 2014 and December 31, 2013, respectively.

Investment securities with a carrying value of $27.1 million at March  31, 2014 and $29.1 million at December 31, 2013, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.  Commercial loans held for sale increased to $222.0 million at March 31, 2014 from $69.9 million at December 31, 2013.

Loan portfolio. Total loans increased to $2.04 billion at March  31, 2014 from $1.96 billion at December 31, 2013.

The following table summarizes our loan portfolio not including loans held for sale by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2014	2013

Commercial	$ 489,574	$ 450,113
Commercial mortgage *	610,990	625,810
Construction	283,928	258,889
Total commercial loans	1,384,492	1,334,812
Direct lease financing	181,007	175,610
Residential mortgage	95,397	94,850
Consumer and other loans	375,818	346,334
	2,036,714	1,951,606
Unamortized loan fees and costs	7,290	6,839
Total loans, net of deferred loan costs	$ 2,044,004	$ 1,958,445

Supplemental loan data:
Construction 1-4 family	$ 47,521	$ 48,394
Commercial construction, acquisition and development	236,407	210,495
	$ 283,928	$ 258,889

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 69% of the portfolio was reviewed at March 31, 2014 and 70% at December 31, 2013.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 401	$ -	$ -	$ 21,901	$ 22,302	$ 467,272	$ 489,574
Commercial mortgage	-	-	-	5,250	5,250	605,740	610,990
Construction	912	-	-	13,770	14,682	269,246	283,928
Direct lease financing	2,637	405	189	-	3,231	177,776	181,007
Consumer - other	1	-	-	923	924	330,617	331,541
Consumer - home equity	-	-	-	1,682	1,682	42,595	44,277
Residential mortgage	-	-	-	1,175	1,175	94,222	95,397
Unamortized loan fees and costs	-	-	-	-	-	7,290	7,290
	$ 3,951	$ 405	$ 189	$ 44,701	$ 49,246	$ 1,994,758	$ 2,044,004

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

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

Summary of loan and lease loss experience. The following tables summarize our credit loss experience for each of the periods indicated:

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2014	2013

Ratio of the allowance for loan losses to total loans	2.27%	1.77%
Ratio of the allowance for loan losses to nonperforming loans (1)	103.38%	98.67%

Ratio of nonperforming assets to total assets (1)	1.55%	0.97%
Ratio of net charge-offs to average loans	0.42%	0.19%
Ratio of net charge-offs to average loans annualized	1.68%	0.75%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 2.27% at March 31, 2014 from 1.77% at March 31, 2013.  The increase reflected the impact of higher charge-offs on the allowance adequacy methodology and a specific reserve required on a large loan (see “Provision for Loan and Lease Losses”).  The ratio of the allowance for loan losses to non-performing loans  increased to 103.38% at  March 31, 2014 from 98.67% at March 31, 2013 primarily as a result of the increased allowance, the impact of which was partially offset by higher non-performing loans.  The ratio of non-performing assets to total assets increased primarily as a result of higher other real estate owned and non-performing loan balances.  Net charge-offs to average loans increased to 0.42% for the three months ended March  31, 2013 from 0.19%  for the three months ended March 31, 2013, primarily due to higher charge-offs in the  first quarter of 2014 compared to the first quarter of 2013 (see “Provision for Loan and Lease Losses”).

Net charge-offs.  Net charge-offs were $9.1 million for the three months ended March 31, 2014, an increase of $5.4 million over net charge-offs for the same period of 2013.  Charge-offs in the first three months of 2014 of $4.2 million were associated with commercial loan relationships while charge-offs of construction loans totaled  $4.6 million.

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

	March 31,	March 31,	December 31,
	2014	2013	2013

Non-accrual loans
Construction	$ 13,770	$ 2,745	$ 1,667
Commercial mortgage	5,250	14,059	5,861
Commercial	21,901	16,242	29,651
Consumer	2,605	927	1,356
Residential	1,175	90	2,016
Total non-accrual loans	44,701	34,063	40,551

Loans past due 90 days or more	189	1,291	110
Total non-performing loans	44,890	35,354	40,661
Other real estate owned	27,763	4,543	26,295
Total non-performing assets	$ 72,653	$ 39,897	$ 66,956

The Company’s loans that were modified as of March  31, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 215	$ 215	1	$ 217	$ 217
Commercial mortgage	5	6,210	6,210	3	3,055	3,055
Construction	1	263	263	1	263	263
Residential mortgage	-	-	-	-	-	-
Total	7	$ 6,688	$ 6,688	5	$ 3,535	$ 3,535

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March  31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 215	$ -	$ -	$ 217	$ -
Commercial mortgage	3,840	214	2,156	681	214	2,160
Construction	-	263	-	-	263	-
Residential mortgage	-	-	-	-	-	-
Total	$ 3,840	$ 692	$ 2,156	$ 681	$ 694	$ 2,160

The following table summarizes as of March  31, 2014 loans that were restructured within the last 12 months that have subsequently defaulted:

	Number	Pre-modification recorded investment
Commercial mortgage	1	$ 681
Total	1	$ 681

The following table provides information about impaired loans at March  31, 2014 and December 31, 2013:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2014
Without an allowance recorded
Construction	$ 7,119	$ 11,339	$ -	$ 4,112	$ -
Commercial mortgage	1,849	1,849	-	1,804	-
Commercial	2,476	2,851	-	5,748	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	1,175	-
With an allowance recorded
Construction	6,651	6,683	4,345	3,607	-
Commercial mortgage	6,560	6,560	2,048	5,331	-
Commercial	19,640	20,071	8,167	20,243	-
Consumer - home equity	1,678	1,683	607	1,054	-
Residential	-	-	-	421	-
Total
Construction	13,770	18,022	4,345	7,719	-
Commercial mortgage	8,409	8,409	2,048	7,135	-
Commercial	22,116	22,922	8,167	25,991	-
Consumer - home equity	2,605	2,610	607	1,981	-
Residential	1,175	1,175	-	1,596	-

Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

December 31, 2013
Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded
Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total
Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

We had $44.7 million of non-accrual loans at March 31, 2014 compared to $40.6 million of non-accrual loans at December 31, 2013. The increase in non-accrual loans was primarily due to $28.9 million of loans placed on non-accrual status partially offset by $8.5 million of loan charge-offs, $3.9 million of loans transferred to other real estate owned and $12.2 million of loan payments.  Loans past due 90 days or more still accruing interest amounted to $189,000 at March 31, 2014 and $110,000 at December 31, 2013. The $79,000 increase reflected $189,000 of additions partially offset by $110,000 of loan payments.

We had $27.8 million of other real estate owned at March 31, 2014 compared to $26.3 million at December 31, 2013.  The increase in other real estate owned was primarily due to $3.9 million of additions which were partially offset by $2.4 million of sales.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March  31, 2014 and December 31, 2013:

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Risk Rating
Pass	$ 399,972	$ 377,482	$ 244,895	$ 226,926	$ 512,445	$ 517,164	$ 25,767	$ 25,812
Special Mention	-	149	-	-	-	6,997	-	-
Substandard	22,116	29,867	13,770	1,667	8,409	5,861	1,175	2,016
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	20,805	6,854	18,390	25,255	24,076	29,467	-	-
Unrated not subject to review *	46,681	35,761	6,873	5,041	66,060	66,321	68,455	67,022
Total	$ 489,574	$ 450,113	$ 283,928	$ 258,889	$ 610,990	$ 625,810	$ 95,397	$ 94,850

			Direct lease
	Consumer		financing		Unamortized costs		Total
	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Risk Rating
Pass	$ 122,724	$ 116,292	$ 62,792	$ 58,545	$ -	$ -	$ 1,368,595	$ 1,322,221
Special Mention	-	1,348	-	-	-	-	-	8,494
Substandard	2,605	1,356	-	-	-	-	48,075	40,767
Doubtful	-	-	-	-	-	-	-	-

Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	11,109	524	3,514	2,244	-	-	77,894	64,344
Unrated not subject to review *	239,380	226,814	114,701	114,821	7,290	6,839	549,440	522,619
Total	$ 375,818	$ 346,334	$ 181,007	$ 175,610	$ 7,290	$ 6,839	$ 2,044,004	$ 1,958,445

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 69% at March  31, 2014 and approximately 70% at December 31, 2013.    This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years.

Premises and equipment, net.  Premises and equipment amounted to $15.7 million at March  31, 2014 and December 31, 2013, respectively.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At March  31, 2014, we had total deposits of $4.2 billion compared to $4.3 billion at December 31, 2013, a decrease of $25.8 million or 0.6%.  The decrease reflects the exit from higher deposit cost relationships.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2014		December 31, 2013
	Average	Average	Average	Average
	balance	rate	balance	rate
	(unaudited)
Demand and interest checking	$ 4,015,547	0.22%	$ 3,185,919	0.25%
Savings and money market	498,185	0.40%	500,113	0.43%
Time	13,342	1.05%	17,443	1.04%
Total deposits	$ 4,527,074	0.25%	$ 3,703,475	0.27%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of March 31, 2014 and December 31, 2013.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of March  31, 2014 and December 31, 2013.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $56.4 million at March  31, 2014 compared to $38.9 million at December 31, 2013, representing an increase of $17.5 million.  The increase resulted primarily from securities purchases in process and cardholder liabilities for our European prepaid card business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March  31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC
(Registrant)

May 12, 2014	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

May 12, 2014	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.