Form 10-Q
period 2014-06-30
Bancorp, Inc.
filed 2014-08-11
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

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

As of August 6, 2014 there were 37,708,777 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 15,192	$ 33,883
Interest earning deposits at Federal Reserve Bank	441,422	1,196,515
Securities purchased under agreements to resell	15,906	7,544
Total cash and cash equivalents	472,520	1,237,942

Investment securities, available-for-sale, at fair value	1,459,626	1,253,117
Investment securities, held-to-maturity (fair value $94,927 and $95,030, respectively)	97,130	97,205
Commercial loans held for sale	154,474	69,904
Loans, net of deferred loan fees and costs	2,049,561	1,958,445
Allowance for loan and lease losses	(46,945)	(38,182)
Loans, net	2,002,616	1,920,263
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	3,209
Premises and equipment, net	16,236	15,659
Accrued interest receivable	14,508	13,131
Intangible assets, net	6,988	7,612
Other real estate owned	26,781	26,295
Deferred tax asset, net	24,606	30,415
Other assets	36,270	31,313
Total assets	$ 4,315,164	$ 4,706,065

LIABILITIES
Deposits
Demand and interest checking	$ 3,563,447	$ 3,722,602
Savings and money market	307,927	536,162
Time deposits	8,962	9,773
Time deposits, $100,000 and over	1,474	4,452
Total deposits	3,881,810	4,272,989

Securities sold under agreements to repurchase	17,481	21,221
Subordinated debenture	13,401	13,401
Other liabilities	29,978	38,850
Total liabilities	3,942,670	4,346,461

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,808,777 and 37,720,945
shares issued at June 30, 2014 and December 31, 2013, respectively	37,809	37,721
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	296,523	294,576
Retained earnings	27,762	27,615
Accumulated other comprehensive income	11,266	558
Total shareholders' equity	372,494	359,604

Total liabilities and shareholders' equity	$ 4,315,164	$ 4,706,065

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,926	$ 20,908	$ 43,307	$ 41,230
Interest on investment securities:
Taxable interest	5,356	3,801	10,493	7,288
Tax-exempt interest	2,956	873	5,040	1,598
Federal funds sold/securities purchased under agreements to resell	85	98	191	122
Interest bearing deposits	411	505	1,175	1,343
	30,734	26,185	60,206	51,581
Interest expense
Deposits	2,695	2,476	5,472	4,974
Securities sold under agreements to repurchase	11	12	23	26
Subordinated debenture	113	118	228	318
	2,819	2,606	5,723	5,318
Net interest income	27,915	23,579	54,483	46,263
Provision for loan and lease losses	15,500	9,500	32,800	15,000
Net interest income after provision for loan and lease losses	12,415	14,079	21,683	31,263

Non-interest income
Service fees on deposit accounts	1,377	1,084	2,587	2,144
Card payment and ACH processing fees	1,317	1,046	2,620	1,913
Prepaid card fees	12,898	11,531	26,366	23,505
Gain on sale of loans	5,212	5,748	10,696	7,926
Gain on sale of investment securities	159	476	400	743
Other than temporary impairment on securities held-to-maturity	-	-	-	(20)
Leasing income	1,015	642	1,396	1,229
Debit card income	456	201	882	397
Affinity fees	668	850	1,202	1,706
Other	608	784	1,716	1,951
Total non-interest income	23,710	22,362	47,865	41,494

Non-interest expense
Salaries and employee benefits	16,324	13,615	31,685	25,904
Depreciation and amortization	1,133	935	2,183	1,731
Rent and related occupancy cost	1,177	1,064	2,259	1,945
Data processing expense	3,535	2,796	6,871	5,403
Printing and supplies	626	437	1,197	869
Audit expense	400	305	776	616
Legal expense	915	791	2,247	1,410
Amortization of intangible assets	304	250	608	500
Losses on sale and write downs on other real estate owned	(92)	815	(30)	1,066
FDIC insurance	1,116	858	2,805	1,834
Software	1,133	982	2,308	1,791
Other real estate owned expense	325	125	651	235
Bank Secrecy Act and lookback consulting expenses	2,169	-	2,169	-
Other	6,765	4,614	13,058	8,762
Total non-interest expense	35,830	27,587	68,787	52,066
Net income before income tax	295	8,854	761	20,691
Income tax provision (benefit)	(43)	3,262	125	7,693
Net income	$ 338	$ 5,592	$ 636	$ 12,998
Net income per share - basic	$ 0.01	$ 0.15	$ 0.02	$ 0.35
Net income per share - diluted	$ 0.01	$ 0.15	$ 0.02	$ 0.34

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2014	2013
	(in thousands)
Net income	$ 636	$ 12,998
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	16,863	(13,121)
Reclassification adjustments for gains included in income	(400)	(743)
Amortization of losses previously held as available-for-sale	11	79
Net unrealized gain/(loss) on investment securities	16,474	(13,785)

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	5,902	(4,592)
Reclassification adjustments for gains included in income	(140)	(261)
Amortization of losses previously held as available-for-sale	4	28
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,766	(4,825)

Other comprehensive income (loss), net of tax and reclassifications into net income	10,708	(8,960)
Comprehensive income	$ 11,344	$ 4,038

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2014

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2014	37,720,945	$ 37,721	$ (866)	$ 294,576	$ 27,615	$ 558	$ 359,604
Net income					636		636
Common stock issued from option exercises,
net of tax benefits	9,249	9	-	94	-	-	103
Common stock issued from option exercises,
cashless exercise, net of tax benefits	29,208	30	-	459	(489)	-	-
Common stock issued as restricted shares,
net of tax benefits	49,375	49		(49)			-
Stock-based compensation	-	-	-	1,443	-	-	1,443
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	10,708	10,708

Balance at June 30, 2014	37,808,777	$ 37,809	$ (866)	$ 296,523	$ 27,762	$ 11,266	$ 372,494

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the six months
	ended June 30,
	2014	2013
Operating activities
Net income	$ 636	$ 12,998
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	3,262	2,718
Provision for loan and lease losses	32,800	15,000
Net amortization of investment securities premiums/discounts	4,794	2,615
Stock-based compensation expense	1,443	1,558
Loans originated for sale	(323,926)	(110,117)
Sale of loans originated for resale	243,960	101,721
Gain on sale of loans originated for resale	(4,604)	(7,926)
Gain on sale of fixed assets	(2)	1
Other than temporary impairment on securities held-to-maturity	-	20
(Gain) loss on sale and write downs on other real estate owned	(30)	1,066
Gain on sale of investment securities	(400)	(743)
Increase in accrued interest receivable	(1,377)	(2,503)
Decrease in interest payable	(29)	(8)
(Increase) decrease in other assets	(5,570)	773
(Decrease) increase in other liabilities	(15,673)	1,445
Net cash (used in) provided by operating activities	(64,716)	18,618

Investing activities
Purchase of investment securities available-for-sale	(343,628)	(442,958)
Purchase of investment securities held-to-maturity	-	(50,875)
Proceeds from sale of investment securities available-for-sale	46,507	51,149
Proceeds from redemptions and prepayments of securities held-to-maturity	38	-
Proceeds from redemptions and prepayments of securities available-for-sale	109,559	103,091
Proceeds from sale of other real estate owned	3,903	694
Net increase in loans	(119,512)	(97,813)
Proceeds from sale of fixed assets	11	79
Purchases of premises and equipment	(2,768)	(5,151)
Net cash used in investing activities	(305,890)	(441,784)

Financing activities
Net (decrease) increase in deposits	(391,179)	137,436
Net (decrease) increase in securities sold under agreements to repurchase	(3,740)	511
Proceeds from issuance of common stock	-	1,629
Proceeds from the exercise of options	103	290
Excess tax benefit from share-based payment arrangements	-	(3)
Net cash (used in) provided by financing activities	(394,816)	139,863

Net decrease in cash and cash equivalents	(765,422)	(283,303)

Cash and cash equivalents, beginning of period	1,237,942	968,092

Cash and cash equivalents, end of period	$ 472,520	$ 684,789

Supplemental disclosure:
Interest paid	$ 5,734	$ 5,326
Taxes paid	$ 2,093	$ 8,349
Transfers of loans to other real estate owned	$ 4,359	$ 3,827
Transfers of loans to held for sale	$ -	$ 21,692

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principlesgenerally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K report). The results of operations for the six month period ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2014, the Company had three stock-based compensation plans, which are more fully described in its Annual Report on Form 10-K for the year ended December 31, 2013 and the portions of the Company’s Proxy Statement dated March 18, 2014, incorporated therein by reference.

The Company did not grant stock options in the first six months of 2014.  In the first quarter of 2013, the Company granted 215,000 common stock options;  35,000 had a vesting period of one year and 180,000 had a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85. There were 63,874 common stock options exercised in the six month period ended June 30, 2014 and 64,149 common stock options exercised in the six month period ended June 30, 2013.  The total intrinsic value of the options exercised during the six months ended June 30, 2014 and 2013 was $619,000 and $270,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2014	2013
Risk-free interest rate	0.00%	1.86%
Expected dividend yield	-	-
Expected volatility	0.00%	49.71%-56.81%
Expected lives (years)	-	4.03-4.22

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the six month period ended June 30, 2014 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2014	2,620,874	$ 9.70
Granted	-	-	-	-
Exercised	(63,874)	9.27	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2014	2,557,000	$ 9.71	5.81	$ -
Exercisable at June 30, 2014	1,891,250	$ 10.06	5.24	$ 4,986,887

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in the first six months of 2013.  There were no restricted stock units granted in the first six months of 2014.  The total fair value of restricted stock units vested for the six months ended June 30, 2014 and 2013 was $886,000 and $ 0, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2014	197,841	$ 10.46	2.6
Granted	-	-	-
Vested	(49,460)	-	-
Expired/forfeited	-	-	-
Outstanding at June 30, 2014	148,381

As of June 30, 2014, there was a total of  $3.6 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.0 years.  Related compensation expense for the six months ended June 30, 2014 and 2013 was $1.4 million and $1.6 million respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 338	37,706,491	$ 0.01
Effect of dilutive securities
Common stock options	-	779,814	-
Diluted earnings per share
Net income available to common shareholders	$ 338	38,486,305	$ 0.01

Stock options for 227,750 shares, exercisable at prices between $15.94 and $25.43  per share, were outstanding at June 30, 2014 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 636	37,693,624	$ 0.02
Effect of dilutive securities
Common stock options	-	892,109	-
Diluted earnings per share
Net income available to common shareholders	$ 636	38,585,733	$ 0.02

Stock options for 3,000 shares exercisable at prices between $20.98 and $25.43 per share, were outstanding at June 30, 2014 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

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

Stock options for 656,091 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at June 30, 2013 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

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

Stock options for 656,091 shares, exercisable at prices between $14.24 and $25.43 per share, were outstanding at June 30, 2013 but were not included in dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

Available-for-sale	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 20,617	$ 71	$ (3)	$ 20,685
Federally insured student loan securities	128,901	946	(113)	129,734
Tax-exempt obligations of states and political subdivisions	512,216	11,131	(221)	523,126
Taxable obligations of states and political subdivisions	63,225	2,325	(125)	65,425
Residential mortgage-backed securities	380,408	3,117	(900)	382,625
Commercial mortgage-backed securities	142,960	1,813	(784)	143,989
Corporate and other debt securities	192,981	1,292	(231)	194,042
	$ 1,441,308	$ 20,695	$ (2,377)	$ 1,459,626

Held-to-maturity	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,036	$ 473	$ (4,177)	$ 17,332
Other debt securities - pooled	76,094	1,501	-	77,595
	$ 97,130	$ 1,974	$ (4,177)	$ 94,927

Available-for-sale	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 10,680	$ 46	$ -	$ 10,726
Federally insured student loan securities	147,717	575	(719)	147,573
Tax-exempt obligations of states and political subdivisions	378,180	2,721	(1,951)	378,950
Taxable obligations of states and political subdivisions	78,638	1,276	(746)	79,168
Residential mortgage-backed securities	323,199	1,838	(2,263)	322,774
Commercial mortgage-backed securities	118,838	1,919	(410)	120,347
Corporate and other debt securities	194,010	789	(1,220)	193,579
	$ 1,251,262	$ 9,164	$ (7,309)	$ 1,253,117

Held-to-maturity	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair

	cost	gains	losses	value
Other debt securities - single issuers	$ 21,027	$ 367	$ (4,222)	$ 17,172
Other debt securities - pooled	76,178	1,680	-	77,858
	$ 97,205	$ 2,047	$ (4,222)	$ 95,030

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to  $3.2 million at June 30, 2014 and at December 31, 2013.

The amortized cost and fair value of the Company’s investment securities at June 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 88,521	$ 88,845	$ -	$ -
Due after one year through five years	364,784	367,817	-	-
Due after five years through ten years	274,007	279,089	10,203	10,276
Due after ten years	713,996	723,875	86,927	84,651
	$ 1,441,308	$ 1,459,626	$ 97,130	$ 94,927

At June 30, 2014 and December 31, 2013, investment securities with a book value of approximately $26.2 million and $29.1 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in the first six months of 2014.  The Company recognized other-than-temporary impairment charges of $20,000 on one trust preferred security in the first six months of 2013.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2014 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$ 1,792	$ (3)	$ -	$ -	$ 1,792	$ (3)
Federally insured student loan securities	5	-	-	40,955	(113)	40,955	(113)
Tax-exempt obligations of states and
political subdivisions	61	19,994	(90)	24,949	(131)	44,943	(221)
Taxable obligations of states and
political subdivisions	13	-	-	11,377	(125)	11,377	(125)
Residential mortgage-backed securities	30	46,700	(195)	72,778	(705)	119,478	(900)
Commercial mortgage-backed securities	25	70,579	(665)	7,909	(119)	78,488	(784)
Corporate and other debt securities	34	4,424	(8)	30,546	(223)	34,970	(231)
Total temporarily impaired
investment securities	169	$ 143,489	$ (961)	$ 188,514	$ (1,416)	$ 332,003	$ (2,377)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities

Single issuers	2	$ -	$ -	$ 7,941	$ (4,177)	$ 7,941	$ (4,177)
Total temporarily impaired
investment securities	2	$ -	$ -	$ 7,941	$ (4,177)	$ 7,941	$ (4,177)

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

Other securities, included in the held-to-maturity classification at June 30, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred security.

A total of $21.0 million of other debt securities - single issuers is comprised of the following: the amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior note was $7.0 million.

A total of $76.2 million of other debt securities – pooled is comprised of the following: the one pooled trust preferred security totaled $332,000 and was collateralized by bank trust preferred securities.  The book value for the three securities consisting of diversified portfolios of corporate securities was $75.8 million.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	3,181	2,884	(297)	Not rated
Security C	8,937	5,056	(3,881)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Subordination

Pool A (7 performing issuers)	Mezzanine *	$ 332	$ 407	$ 75	CAA1	**

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

Note 6. Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At June 30, 2014 the Company had $154.5 million of loans held for sale, which were originated for sale either to institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  During the six months ended June 30, 2014, the Company recognized a related fair value gain of $4.6 million.  In the six months ended June 30, 2014 the Company recognized $8.4 million in gains upon the sale of loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2014	2013

Commercial	$ 476,799	$ 450,113
Commercial mortgage	593,622	625,810
Construction	264,667	258,889
Total commercial loans	1,335,088	1,334,812
Direct lease financing	185,878	175,610
Residential mortgage	96,009	94,850
Consumer and other loans	422,835	346,334
	2,039,810	1,951,606
Unamortized loan fees and costs	9,751	6,839
Total loans, net of deferred loan costs	$ 2,049,561	$ 1,958,445

Supplemental loan data:
Construction 1-4 family	$ 40,226	$ 48,394
Commercial construction, acquisition and development	224,441	210,495

$ 264,667	$ 258,889

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $5.4 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at June 30, 2014 and December 31, 2013 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2014
Without an allowance recorded
Construction	$ 3,344	$ 11,102	$ -	$ 3,856	$ -
Commercial mortgage	8,240	8,583	-	3,950	-
Commercial	5,293	8,271	-	5,597	-
Consumer - home equity	827	827	-	894	-
Residential	1,175	1,175	-	1,175	-
With an allowance recorded
Construction	8,956	8,956	3,780	5,390	-
Commercial mortgage	2,550	2,550	522	4,404	-
Commercial	7,185	14,531	3,811	15,890	-
Consumer - home equity	1,353	1,778	282	1,153	-
Residential	-	-	-	280	-
Total
Construction	12,300	20,058	3,780	9,246	-
Commercial mortgage	10,790	11,133	522	8,354	-
Commercial	12,478	22,802	3,811	21,487	-
Consumer - home equity	2,180	2,605	282	2,047	-
Residential	1,175	1,175	-	1,455	-

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded
Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total

Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2014,  June 30, 2013, or December 31, 2013) (in thousands):

	June 30,	June 30,	December 31,
	2014	2013	2013

Non-accrual loans
Construction	$ 12,300	$ 2,352	$ 1,667
Commercial mortgage	10,790	9,324	5,861
Commercial	12,269	26,935	29,651
Consumer	2,180	1,116	1,356
Residential	1,175	2,016	2,016
Total non-accrual loans	38,714	41,743	40,551

Loans past due 90 days or more	1,031	755	110
Total non-performing loans	39,745	42,498	40,661
Other real estate owned	26,781	6,308	26,295
Total non-performing assets	$ 66,526	$ 48,806	$ 66,956

The Company’s loans that were modified as of June 30, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 209	$ 209	1	$ 217	$ 217
Commercial mortgage	4	3,977	3,977	3	3,055	3,055
Construction	1	263	263	1	263	263
Residential mortgage	-	-	-	-	-	-
Total	6	$ 4,449	$ 4,449	5	$ 3,535	$ 3,535

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  June 30, 2014 and  December 31, 2013  (in thousands):

	June 30, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 209	$ -	$ -	$ 217	$ -
Commercial mortgage	3,763	214	-	681	214	2,160
Construction	-	263	-	-	263	-
Residential mortgage	-	-	-	-	-	-
Total	$ 3,763	$ 686	$ -	$ 681	$ 694	$ 2,160

As of June 30, 2014 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted.

As of June 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2014
Beginning balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182
Charge-offs	(11,530)	(3,688)	(8,546)	(108)	(562)	-		(24,434)
Recoveries	60	-	317	-	20	-		397
Provision (credit)	11,188	4,635	15,142	(16)	1,501	690	(340)	32,800
Ending balance	$ 17,924	$ 7,831	$ 17,472	$ 537	$ 1,896	$ 1,001	$ 284	$ 46,945

Ending balance: Individually
evaluated for impairment	$ 3,811	$ 522	$ 3,780	$ -	$ 282	$ -	$ -	$ 8,395

Ending balance: Collectively
evaluated for impairment	$ 14,113	$ 7,309	$ 13,692	$ 537	$ 1,614	$ 1,001	$ 284	$ 38,550

Loans:
Ending balance	$ 476,799	$ 593,622	$ 264,667	$ 96,009	$ 422,835	$ 185,878	$ 9,751	$ 2,049,561

Ending balance: Individually
evaluated for impairment	$ 12,478	$ 10,790	$ 12,300	$ 1,175	$ 2,180	$ -	$ -	$ 38,923

Ending balance: Collectively
evaluated for impairment	$ 464,321	$ 582,832	$ 252,367	$ 94,834	$ 420,655	$ 185,878	$ 9,751	$ 2,010,638

		Commercial		Residential		Direct lease
Twelve months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
December 31, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(9,920)	(4,851)	(10,295)	(54)	(489)	(29)	-	(25,638)
Recoveries	67	98	1,019	-	88	8	-	1,280
Provision (credit)	15,815	5,414	10,330	(1,374)	(461)	93	(317)	29,500
Ending balance	$ 18,206	$ 6,884	$ 10,559	$ 661	$ 937	$ 311	$ 624	$ 38,182

Ending balance: Individually
evaluated for impairment	$ 9,369	$ 1,476	$ 353	$ 84	$ 135	$ -	$ -	$ 11,417

Ending balance: Collectively
evaluated for impairment	$ 8,837	$ 5,408	$ 10,206	$ 577	$ 802	$ 311	$ 624	$ 26,765

Loans:
Ending balance	$ 450,113	$ 625,810	$ 258,889	$ 94,850	$ 346,334	$ 175,610	$ 6,839	$ 1,958,445

Ending balance: Individually
evaluated for impairment	$ 29,867	$ 5,861	$ 1,667	$ 2,016	$ 1,356	$ -	$ -	$ 40,767

Ending balance: Collectively
evaluated for impairment	$ 420,246	$ 619,949	$ 257,222	$ 92,834	$ 344,978	$ 175,610	$ 6,839	$ 1,917,678

		Commercial		Residential		Direct lease
Six months ended	Commercial	mortgage	Construction	mortgage	Consumer	financing	Unallocated	Total
June 30, 2013
Beginning balance	$ 12,244	$ 6,223	$ 9,505	$ 2,089	$ 1,799	$ 239	$ 941	$ 33,040
Charge-offs	(1,729)	(2,005)	(4,382)	(54)	(185)	-		(8,355)
Recoveries	38	12	481	-	50	8		589
Provision (credit)	5,014	5,755	5,061	(14)	(501)	254	(569)	15,000

Ending balance	$ 15,567	$ 9,985	$ 10,665	$ 2,021	$ 1,163	$ 501	$ 372	$ 40,274

Ending balance: Individually
evaluated for impairment	$ 7,302	$ 1,249	$ 90	$ -	$ 51	$ -	$ -	$ 8,692

Ending balance: Collectively
evaluated for impairment	$ 8,265	$ 8,736	$ 10,575	$ 2,021	$ 1,112	$ 501	$ 372	$ 31,582

Loans:
Ending balance	$ 481,537	$ 651,034	$ 266,911	$ 93,960	$ 295,576	$ 172,250	$ 6,114	$ 1,967,382

Ending balance: Individually
evaluated for impairment	$ 26,936	$ 9,323	$ 2,352	$ 2,016	$ 1,116	$ -	$ -	$ 41,743

Ending balance: Collectively
evaluated for impairment	$ 454,601	$ 641,711	$ 264,559	$ 91,944	$ 294,460	$ 172,250	$ 6,114	$ 1,925,639

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2014 or December 31, 2013.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 785	$ -	$ -	$ 12,269	$ 13,054	$ 463,745	$ 476,799
Commercial mortgage	665	-	-	10,790	11,455	582,167	593,622
Construction	-	-	913	12,300	13,213	251,454	264,667
Direct lease financing	3,598	2,328	118	-	6,044	179,834	185,878
Consumer - other	750	-	-	1,257	2,007	376,551	378,558
Consumer - home equity	9	-	-	923	932	43,345	44,277
Residential mortgage	-	-	-	1,175	1,175	94,834	96,009
Unamortized loan fees and costs	-	-	-	-	-	9,751	9,751
	$ 5,807	$ 2,328	$ 1,031	$ 38,714	$ 47,880	$ 2,001,681	$ 2,049,561

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Risk Rating

Pass	$ 423,927	$ 377,482	$ 219,920	$ 226,926	$ 483,611	$ 517,164	$ 25,718	$ 25,812
Special Mention	129	149	912	-	95	6,997	-	-
Substandard	7,760	29,867	15,957	1,667	11,455	5,861	1,175	2,016
Doubtful	-	-	2,500	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	6,159	6,854	20,330	25,255	17,491	29,467	-	-
Unrated not subject to review *	38,824	35,761	5,048	5,041	80,970	66,321	69,116	67,022
Total	$ 476,799	$ 450,113	$ 264,667	$ 258,889	$ 593,622	$ 625,810	$ 96,009	$ 94,850

			Direct lease
	Consumer		financing		Unamortized costs		Total
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Risk Rating
Pass	$ 152,845	$ 116,292	$ 61,811	$ 58,545	$ -	$ -	$ 1,367,832	$ 1,322,221
Special Mention	-	1,348	-	-	-	-	1,136	8,494
Substandard	3,807	1,356	2,057	-	-	-	42,211	40,767
Doubtful	-	-	-	-	-	-	2,500	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	17,102	524	-	2,244	-	-	61,082	64,344
Unrated not subject to review *	249,081	226,814	122,010	114,821	9,751	6,839	574,800	522,619
Total	$ 422,835	$ 346,334	$ 185,878	$ 175,610	$ 9,751	$ 6,839	$ 2,049,561	$ 1,958,445

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 69%  at  June 30, 2014 and approximately 70% at December 31, 2013.    This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans, which are identified by either the independent loan review department or line management, are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $51,000  for the  six months ended June 30, 2014 and 2013, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $52,000 for the six months ended June 30, 2014 and 2013, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $11.8 million and $36.7 million as of June 30, 2014 and December 31, 2013, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At June 30, 2014, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2014, loans to these related parties amounted to $47.0 million as compared to $34.9 million at December 31, 2013.

The Company executed transactions through PrinceRidge Group LLC, now know as J.V.B. Financial Group, LLC, (“JVB”), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of

Institutional Financial Markets Inc., the parent company of JVB.  For the six months ended June 30, 2014, the Company purchased $3.4 million of AAA rated SBA loans for Community Reinvestment Act purposes through JVB.    The Company had no security purchases from JVB for the six months ended June 30, 2014.  From time to time, the Company may also purchase securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificiates which are full faith and credit obligations of the United States government issued at competitive rates.  All terms under the resale agreement were met by JVB and $15.9 million was outstanding at June 30, 2014.

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

Cash and cash equivalents, which are comprised of cash and due from banks, our balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $472.5  million and $1.24 billion as of June 30, 2014 and December 31, 2013, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2014 and December 31, 2013 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

The estimated fair values of demand deposits (comprising interest-and noninterest-bearing checking accounts, savings, and certain types of demand and money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of interest rate swaps are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2014, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.  The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

June 30, 2014
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
Carrying	Estimated	identical assets	inputs	inputs
amount	fair value	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Investment securities available-for-sale	$ 1,459,626	$ 1,459,626	$ 64,081	$ 1,395,545	$ -
Investment securities held-to-maturity	97,130	94,927	7,392	-	87,535
Securities purchased under agreements to resell	15,906	15,906	15,906	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	3,409	-	-	3,409
Commercial loans held for sale	154,474	154,474	-	-	154,474
Loans, net	2,049,561	2,049,467	-	-	2,049,467
Demand and interest checking	3,563,447	3,563,447	3,563,447	-	-
Savings and money market	307,927	307,927	307,927	-	-
Time deposits	10,436	10,474	-	-	10,474
Subordinated debenture	13,401	7,963	-	-	7,963
Securities sold under agreements to repurchase	17,481	17,481	17,481	-	-
Interest rate swaps	(1,267)	(1,267)	-	(1,267)	-

	December 31, 2013
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,253,117	$ 1,253,117	$ 64,971	$ 1,187,595	$ 551
Investment securities held-to-maturity	97,205	95,030	7,286	-	87,744
Securities purchased under agreements to resell	7,544	7,544	7,544	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209
Commercial loans held for sale	69,904	69,904	-	-	69,904
Loans, net	1,958,445	1,954,058	-	-	1,954,058
Demand and interest checking	3,722,602	3,722,602	3,722,602	-	-
Savings and money market	536,162	536,162	536,162	-	-
Time deposits	14,225	14,444	-	-	14,444
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	21,221	21,221	21,221	-	-
Interest rate swaps	481	481	-	481	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 20,685	$ -	$ 20,685	$ -
Federally insured student loan securities	129,734	-	129,734	-
Obligations of states and political subdivisions	588,551	2,297	586,254	-
Residential mortgage-backed securities	382,625	-	382,625	-
Commercial mortgage-backed securities	143,989	-	143,989	-
Other debt securities	194,042	61,784	132,258	-

Total investment securities available for sale	1,459,626	64,081	1,395,545	-
Commercial loans held for sale	154,474	-	-	154,474
Interest rate swaps	(1,267)	-	(1,267)	-
	$ 1,612,833	$ 64,081	$ 1,394,278	$ 154,474

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 10,726	$ 400	$ 10,326	$ -
Federally insured student loan securities	147,573	-	147,573	-
Obligations of states and political subdivisions	458,118	2,277	455,841	-
Residential mortgage-backed securities	322,774	-	322,774	-
Commercial mortgage-backed securities	120,347	-	120,347	-
Other debt securities	193,579	62,294	130,734	551
Total investment securities available for sale	1,253,117	64,971	1,187,595	551
Commercial loans held for sale	69,904	-	-	69,904
Interest rate swaps	481	-	481	-
	$ 1,323,502	$ 64,971	$ 1,188,076	$ 70,455

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available for sale		Commercial loans
	securities		held for sale
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Beginning balance	$ 551	$ 597	$ 69,904	$ 11,341
Transfers into level 3	-	-	-	-
Transfers out of level 3	(551)	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(1)	4,604	3,082
Included in other comprehensive income	-	21	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	325,592	309,358
Sales	-		(243,960)	(253,832)

Settlements	-	(66)	(1,666)	(45)
Ending balance	$ -	$ 551	$ 154,474	$ 69,904

The other debt securities and commercial loans held for sale included in level 3 at June 30, 2014 and December 31, 2013 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 38,923	$ -	$ -	$ 38,923
Other real estate owned	26,781	-	-	26,781
	$ 65,704	$ -	$ -	$ 65,704

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 40,767	$ -	$ -	$ 40,767
Other real estate owned	26,295	-	-	26,295
Intangible assets	7,612	-	-	7,612
	$ 74,674	$ -	$ -	$ 74,674

At June 30, 2014, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $38.9 million through specific reserves and other write downs of $8.4 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at June 30, 2014 were troubled debt restructured loans with a balance of $4.4 million which had specific reserves of  $562,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of June 30, 2014, the Company had entered into twenty-one interest rate swap agreements with an aggregate notional amount of $100.1 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a  loss of $2.3 million for the six months ended June 30, 2014 on derivative instruments.  The amount payable by the Company under these swap agreements was  $1.3 million at June 30, 2014.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2014 are summarized below (in thousands):

	June 30, 2014
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
May 20, 2024	$ 1,700	2.62%	0.23%	$ (6)
June 3, 2024	2,600	2.60%	0.23%	(3)

July 1, 2024	2,600	2.65%	0.23%	(13)
April 23, 2019	2,800	1.83%	0.23%	(27)
May 15, 2024	2,800	2.71%	0.22%	(32)
June 9, 2024	3,300	2.72%	0.23%	(38)
June 20, 2024	3,700	2.73%	0.23%	(47)
June 12, 2014	4,000	2.77%	0.23%	(64)
March 18, 2024	4,200	2.76%	0.23%	(73)
June 23, 2024	4,200	2.71%	0.23%	(38)
June 12, 2019	4,300	1.80%	0.23%	(28)
April 14, 2024	4,300	2.75%	0.23%	(70)
July 2, 2024	4,300	2.63%	0.23%	(12)
April 7, 2024	5,100	2.91%	0.23%	(156)
June 13, 2024	5,300	2.76%	0.23%	(82)
May 14, 2024	6,000	2.73%	0.23%	(80)
November 5, 2018	6,100	1.51%	0.24%	(7)
January 6, 2024	6,200	3.07%	0.24%	(288)
May 6, 2019	6,700	1.79%	0.22%	(50)
June 4, 2024	7,800	2.63%	0.23%	(31)
March 24, 2019	12,100	1.81%	0.22%	(122)
Total	$ 100,100			$ (1,267)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company  allocated the majority of the $1.8 acquisition cost to software used for fraud monitoring for its prepaid card business, with related services provided by its European data processing subsidiary.  The fraud monitoring software is being amortized over eight years.  Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of June 30, 2014 the accumulated amortization was $316,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of June 30, 2014 the accumulated amortization was $6.5 million.  For both 2014 and 2013, amortization expense for the second quarter was $250,000 and for the six months was $500,000.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires a reporting entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under accounting principles generally accepted in the United States (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. Companies were required to apply these amendments prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption had no material impact on the Company’s financial position or results of operations.

Note 12.  Regulatory Matters

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, or Order with the Federal Deposit Insurance Corporation, or the FDIC which became effective on June 5, 2014. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to weaknesses in the Bank’s Bank Secrecy Act, or BSA,  Compliance Program.

The Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  To date, the Bank has implemented multiple upgrades that address the requirements of the Order.   These measures have and will increase non-interest expense.

Until approval by the FDIC of a BSA Report for which the Bank has already engaged a third party, the Order places some restrictions on certain activities: the Bank will be restricted from signing and boarding new independent sales organizations; the Bank will be restricted from issuing new non-benefit related reloadable prepaid card programs; and the Bank will be restricted from originating Automated Clearing House transactions for new merchant-related payments.

We learned through a compliance examination that certain actions of third parties through which we issue cards are being scrutinized by the FDIC. The FDIC has informed us that it may take the position that certain operational aspects related to these card programs may implicate non-compliance with unfair or deceptive acts or practices regulations. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

While the Bank is prohibited by law from publicly releasing its examination ratings, such ratings, including compliance ratings, can impact the Bank’s FDIC premiums, which are also impacted   by the amount of deposits classified as brokered.  We have learned from the FDIC staff that it has recently taken the position that certain products offered in conjunction with third parties including general purpose reloadable cards should be classified as “brokered” deposits. The Bank has taken the position that such deposits should not be classified as brokered. However, if these deposits are required to be reported as brokered, the Bank’s FDIC insurance assessment could be increased up to 10 basis points (0.1%) annually, based on average liabilities.

Note 13.  Legal

We are a  defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adversely affect our financial condition and results of operations. This litigation is in its preliminary stages. The Company believes that the complaint is without merit and intends to defend vigorously.

Note 14. Subsequent Events

The Company evaluated its June 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

On July 10, 2014, the Company entered into agreements with two investment banks under which the Company may sell up to $50 million of common stock in at-the-market-offerings. (See Form 8-K filed July 11, 2014)

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Part II, Item 1A, under caption “Risk Factors” in this Form 10-Q and in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

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

 Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services, which include private label banking, healthcare accounts, prepaid and debit cards, and merchant card processing to both regional and national markets.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses, our determination of the fair value of financial instruments and leveling within the valuation hierarchy, our determination of other than temporary impairment, and income taxes involve a higher degree of judgment and complexity than our other significant accounting policies.

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

Recent Developments

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, or Order with the Federal Deposit Insurance Corporation, or the FDIC which became effective on June 5, 2014. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to weaknesses in the Bank’s Bank Secrecy Act, or BSA,  Compliance Program.

The Order requires the Bank to take certain affirmative actions to comply with its BSA obligations, among them: appoint a qualified BSA/OFAC (Office of Foreign Assets Control) officer; revise the written BSA Compliance Program; develop and implement additional policies and procedures for suspicious activity monitoring and reporting; review and enhance customer due diligence and risk assessment processes; review past account activity to determine whether suspicious activity was properly identified and reported; strengthen internal controls, including augmenting Board oversight regarding BSA activities; establish an independent testing program and develop policies and procedures to govern staffing and training for BSA compliance.

To date, the Bank has implemented multiple upgrades that address the requirements of the Order, such as the appointment of a qualified BSA/OFAC  officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions; increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards. Although these measures have and will increase non-interest expense including significant initial consulting fees, growth in the various lines of business should, over time, cover these expenses. (See “Non- Interest Expense”)

Until approval by the FDIC of a BSA Report for which the Bank has already engaged a third party, the Order places some restrictions on certain activities: the Bank will be restricted from signing and boarding new independent sales organizations; the Bank will be restricted from issuing new non-benefit related reloadable prepaid card programs; and the Bank will be restricted from originating Automated Clearing House transactions for new merchant-related payments. Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on revenue.  As a result of the Order, the Bank’s obligations include approximately $7.04 million of additional lookback and other consulting costs which will be recognized as expense as related services are performed.  We believe these expenses will be recognized in the third and fourth quarters of 2014.

We learned through a compliance examination that certain actions of third parties through which we issue cards are being scrutinized by the FDIC. The FDIC has informed us that it may take the position that certain operational aspects related to these card programs may implicate compliance with unfair or deceptive acts or practices regulations. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

While the Bank is prohibited by law from publicly releasing its examination ratings, such ratings, including compliance ratings, can impact the Bank’s FDIC premiums, which are also impacted   by the amount of deposits classified as brokered.  We have learned from the FDIC staff that it has recently taken the position that certain products offered in conjunction with third parties including general purpose reloadable cards should be classified as “brokered” deposits. The Bank has taken the position that such deposits should not be classified as brokered. However, if these deposits are required to be reported as brokered, the Bank’s FDIC insurance assessment could be increased up to 10 basis points (0.1%) annually, based on average liabilities.  Other adverse regulatory actions could also potentially result from brokered classifications. (See “Item 1A Risk Factors”)

We are a  defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adversely affect our financial condition and results of operations. See Part II, Item 1A, “Risk Factors- We are named as a defendant in a class action securities lawsuit and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.” This litigation is in its preliminary stages. The Company believes that the complaint is without merit and intends to defend vigorously.

Results of Operations

Second quarter 2014 to second quarter 2013

Net Income:  Net income for the second quarter of 2014 was  $338,000, compared to net income of  $5.6 million for the second quarter of 2013. The $5.3 million decrease reflected a $4.3 million increase in net interest income and a $1.7 million increase in non-interest income (excluding security gains) which were more than offset by $2.2 million of BSA related consulting expenses and a $6.0 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $23.6 million in second quarter 2014 from $21.9 million in second quarter 2013, reflecting increases in prepaid card fees and other non-interest income categories. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of accounts and transactions.  The gain on the sale of loans, which is presented net of direct sales costs, was $5.2  million for the second quarter of 2014.  This gain was partially offset by approximately $3.8 million of departmental loan origination expenses reflected in non-interest expense.  Net interest income increased to $27.9 million from $23.6 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $6.0 million to $15.5 million in second quarter 2014, compared to $9.5 million in second quarter 2013 reflecting higher loan chargeoffs in the second quarter of 2014.  Diluted earnings per share was $0.01 in second quarter 2014 compared to $0.15 in the second quarter of 2013.  Return on average assets was 0.03% and return on average equity was 0.35% for the second quarter of 2014, compared to 0.56% and 6.45% for the second quarter of 2013.

Net Interest Income:  Our net interest income for second quarter 2014 increased to $27.9 million, an increase of $4.3 million or 18.4% from $23.6 million in second quarter 2013. Our interest income for second quarter 2014 increased to $30.7 million, an increase of $4.5 million or 17.4% from $26.2 million for second quarter 2013.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments and we have also exited less profitable deposit relationships.  Our average loans and leases increased to $2.20 billion for second quarter 2014 from $2.01 billion for second quarter 2013, while related interest income increased $1.0 million on a tax equivalent basis.  Our average investment securities increased to $1.52 billion for second quarter 2014  from $1.04  billion for  second quarter 2013, while related interest income increased $4.8 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2014 increased to 2.69% from 2.46% in the second quarter of 2013, an increase of 23 basis points.  The increase in the net interest margin resulted primarily from deployment of overnight balances into higher yielding investments and loans and exiting less profitable deposit relationships.  In second quarter 2014, the average yield on our loans decreased to 4.00% from 4.17% for second quarter 2013, a decrease of 17 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates as a result of the current low interest rate environment.  Yields on taxable investment securities in second quarter 2014 were higher at 2.02% compared to 1.82% for second quarter 2013, an increase of 20 basis points.  Yields on non-taxable investments were higher at 3.96% compared to 2.60%, respectively, an increase of 136 basis points.  The higher yields reflected new purchases with longer maturities which typically have higher yields than shorter maturities.  Average interest earning deposits decreased $190.3 million, or 22.6% to $651.0 million in second quarter 2014 from $841.3 million in second quarter 2013, as overnight investments were deployed into investment securities and loans and less profitable deposit relationships were exited.  The interest cost of total deposits and interest bearing liabilities amounted to 0.28% for second quarter 2014 compared to 0.29% in second quarter 2013.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,177,072	$ 21,767	4.00%	$ 1,991,622	$ 20,774	4.17%
Leases - bank qualified*	18,293	244	5.34%	13,800	208	6.03%
Investment securities-taxable	1,062,951	5,356	2.02%	836,299	3,801	1.82%
Investment securities-nontaxable*	459,164	4,548	3.96%	206,629	1,342	2.60%
Interest earning deposits at Federal Reserve Bank	651,002	411	0.25%	841,315	505	0.24%
Federal funds sold/securities purchased under agreement to resell	24,133	85	1.41%	33,761	98	1.16%
Net interest earning assets	4,392,615	32,411	2.95%	3,923,426	26,728	2.72%

Allowance for loan and lease losses	(49,193)			(36,596)
Other assets	132,332			85,476
	$ 4,475,754			$ 3,972,306

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,698,142	$ 2,298	0.25%	$ 3,083,831	$ 1,901	0.25%
Savings and money market	332,973	364	0.44%	482,722	528	0.44%
Time	10,844	33	1.22%	18,310	47	1.03%
Total deposits	4,041,959	2,695	0.27%	3,584,863	2,476	0.28%

Repurchase agreements	16,620	11	0.26%	17,057	12	0.28%
Subordinated debt	13,401	113	3.37%	13,401	118	3.52%
Total deposits and interest bearing liabilities	4,071,980	2,819	0.28%	3,615,321	2,606	0.29%

Other liabilities	15,007			9,379
Total liabilities	4,086,987			3,624,700

Shareholders' equity	388,767			347,606
	$ 4,475,754			$ 3,972,306

Net interest income on tax equivalent basis *		$ 29,592			$ 24,122

Tax equivalent adjustment		1,677			543

Net interest income		$ 27,915			$ 23,579

Net interest margin *			2.69%			2.46%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For second quarter 2014, average interest earning assets increased to $4.39 billion, an increase of $469.2 million or 12.0% from second quarter 2013.  The increase reflected increased average balances of loans and leases of $189.9 million or 9.5%, and increased average balances of investment securities of $479.2 million or 45.9%.  Average demand and interest checking deposits increased $614.3 million or 19.9%. The Bank experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $15.5 million for the second quarter of 2014 compared to $9.5 million for the second quarter of 2013.   The $6.0 million increase resulted primarily from certain loan relationships as follows. A $6.0 million land acquisition and development loan was charged down $3.5 million when we determined that the related development would not come to fruition, with alternative uses estimated to have lesser value.  A $7.8 million working capital loan for a construction company, with a $2.9 million previously established reserve, was charged down $6.4 million.  The loan was secured by receivables from two hospitals. The Bank continues active collection efforts; however, this matter is in the initial stages of litigation. Additionally, a $6.5 million mixed use real estate loan balance with $2.6 million previously reserved was charged down $2.9 million.  The Bank engaged a local real estate specialist who concluded that related zoning issues would not allow execution of the development plan in the foreseeable future.  In addition to reserves established on individual loans, charge offs increase the allowance for loan losses by increasing the allowance component determined by applying historical charge off ratios to outstanding loan balances. Primarily as a result of increased charge-offs, the allowance for loan losses increased to $46.9 million or 2.29% of total loans at June 30, 2014, from $40.3 million or 2.05% of total loans at June 30, 2013.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Summary of loan and lease loss experience,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below.

Non-Interest Income. Non-interest income was $23.6 million in second quarter 2014 compared to $21.9 million in second quarter 2013 before gains on securities of $159,000 in the second quarter of 2014 and $476,000 in the second quarter of 2013.   The $1.7 million or 7.6% increase between those respective periods reflected increases in several categories, including a $1.4 million or 11.9% increase in prepaid fees to $12.9 million for second quarter 2014.  The increase resulted from an increased volume of transactions from current and new customers.  Gain on sale of loans decreased $536,000 or 9.3% to $5.2 million for second quarter 2014, which was gross of $3.8 million of  direct production expenses, from $5.7 million for second quarter 2013, gross of $1.5 million of such expense.  Gain on sale of loans and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $293,000 or 27.0% to $1.4  million for second quarter 2014 from $1.1 million for second quarter 2013 reflecting increased service charges on retirement accounts.  Affinity fees decreased $182,000 or 21.4% to $668,000 for second quarter 2014 from $850,000 for second quarter 2013.  This decrease resulted primarily from the termination of one affinity relationship in 2013 which generated $356,000 of fees in the second quarter  of 2013.  The decrease was partially offset by growth in fees from another client.  Other non-interest income decreased $176,000 or 22.4% to $608,000 for second quarter 2014 from $784,000 in second quarter 2013.  This decrease substantially reflected a decrease in fees earned on the wind down of a contract related to our European operations in the second quarter of 2013.

Non-Interest Expense. Total non-interest expense was $35.8 million for second quarter 2014, an increase of $8.2 million or 29.9% over $27.6 million for second quarter 2013.  The increase reflected $2.2 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the Order.  The Bank’s additional related obligations include approximately $7.04 million of lookback and other consulting costs which will be recognized as expense as related services are performed.  We believe these expenses will be recognized in the third and fourth quarters of 2014.  Additional annual non-interest expense for software, staff and office space resulting from the Order is estimated at $3.5 million, which includes expenditures the Bank was already planning to make. The Bank is attempting to reallocate staff and identify partial offsets to this expense. Salaries and employee benefits amounted to $16.3 million, an increase of $2.7 million or 19.9% over $13.6 million for second quarter 2013.  The increase in salaries and employee benefits reflected staff additions and related expense for commercial loan sales, and increased BSA compliance and prepaid operations staffing.  It also reflected average annual salary increases approximating 2% for our staff.   Depreciation and amortization increased $198,000 or 21.2% to $1.1 million in second quarter 2014 from $935,000 in second quarter 2013 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $113,000 or 10.6% to $1.2 million in second quarter 2014 from $1.1 million in second quarter 2013 which reflected increased main office operations space.  Data processing increased $739,000 or 26.4% to $3.5 million in second quarter 2014 from $2.8 million in second quarter 2013.  The increase reflected increased account and transaction volume.  Printing and supplies increased $189,000 or 43.2% to $626,000 in second quarter 2014 from $437,000 in second  quarter 2013.  Audit expense increased $95,000 or 31.1% to $400,000 in second quarter 2014 from $305,000 in second quarter 2013.  The increase reflected additional audit expense for data security.  Legal expense increased $124,000 or 15.7% to $915,000 in second quarter 2014 from $791,000 in second quarter 2013.  The increase in legal expense reflected higher regulatory and loan collection costs.  Losses on sale and write downs on other real estate owned decreased $907,000 to $92,000 in second quarter of 2014 from $815,000 in second quarter 2013 due primarily to lower write downs to reduce carrying costs to expected proceeds from sales.  FDIC insurance expense increased $258,000 or 30.1% to $1.1 million for second quarter 2014 from $858,000 in second quarter 2013, reflecting a higher assessment rate and deposit growth.  Software expense increased $151,000 or 15.4% to $1.1 million in second quarter 2014 from $982,000 in second quarter 2013 reflecting additional prepaid and other information technology related expense.  Other real estate owned expense increased $200,000 to $325,000 in second quarter 2014 from $125,000 in second quarter 2013, reflecting higher balances in other real estate owned, or OREO.  Other non-interest expense increased $2.2 million or 46.6% to $6.8 million in second quarter 2014 from $4.6 million in second quarter 2013.  The $2.2 million increase reflected an increase of $703,000 related to commercial loan sales, $500,000 for a legal settlement, $187,000 in insurance, $174,000 in operating taxes, $131,000 in telephone and $101,000 in consulting.

Income Taxes.  Income tax benefit was $43,000 for second quarter 2014 compared to income tax expense of $3.3 million in second quarter 2013, a decrease of $3.3 million.  The decrease resulted primarily from a decrease in taxable income.  Our effective tax rate for second quarter 2014 was (14.6%) compared to 36.8% in second quarter 2013.  The lower effective tax rate reflected an estimated annualized tax rate for 2014; however, the Bank’s historical tax rate is more consistent with the 35% statutory federal rate.

First six months 2014 to first six months 2013

Net Income:  Net income for the first six months of 2014 was $636,000, compared to net income of $13.0 million for the first six months of 2013. The $12.4 million decrease reflected an $8.2 million increase in net interest income and a $6.7 million increase in non-interest income (excluding security gains) which were more than offset by a $16.7 million increase in non-interest expense and a $17.8 million increase in the provision for loan and lease losses.  Non-interest income (excluding security gains) increased to $47.5 million in the first six months of 2014 from $40.8 million in the first six months of 2013, reflecting increases in prepaid card fees and loan sales income. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain retirement and health savings accounts.  Net interest income increased to $54.5 million from $46.3 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $17.8 million to $32.8 million in the first six months of 2014, compared to $15.0 million in the first six months of 2013 reflecting higher loan charge-offs in 2014.  Diluted earnings per share was $0.02  in  the first six months of 2014 compared to $0.34 in the first six months of 2013.  Return on average assets  was 0.03% and return on average equity was 0.33% for the first six months of 2014, compared to 0.64% and 7.62% for the first six months of 2013.

Net Interest Income:  Our net interest income for the first six months of 2014 increased to $54.5 million, an increase of $8.2 million, or 17.8%, from $46.3 million in the first six months of 2013. Our interest income for first the six months of 2014 increased to $60.2 million, an increase of $8.6 million or 16.7% from $51.6 million for the first six months of 2013.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments and less profitable deposit relationships have been terminated.  Our average loans and leases increased to $2.18 billion for the first six months of 2014 from $1.97 billion for the first six months of 2013, while related interest income increased $2.1 million on a tax equivalent basis.  Our average investment securities increased to $1.47 billion for the first six months of 2014 from $926.5 million for the first six months of 2013, while related interest income increased $8.5 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2014 increased to 2.48% from 2.35% in the first six months of 2013, an increase of 13 basis points.  The increase in the net interest margin resulted primarily from deployment of overnight balances into higher yielding investments and loans and the termination of less profitable deposit relationships.  In the first six months of 2014, the average yield on our loans decreased to 3.98% from 4.18% for the first six months of 2013, a decrease of 20 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates as a result of the current low market interest rate environment.  Yields on taxable investment securities were higher at 2.02% compared to 1.92%, an increase of 10 basis points.  Additionally, yields on non-taxable investments were higher at 3.65% compared to 2.95%, respectively, an increase of 70 basis points.  The higher yields reflected new purchases with longer maturities which typically have higher yields than shorter maturities.  Average interest earning deposits decreased $139.2 million, or 12.8% to $952.0 million in the first six months of 2014 from $1.09 billion in the first six months of 2013 as overnight investments were deployed into investment securities and loans and less profitable deposit relationships were terminated.  The interest cost of total deposits and interest bearing liabilities amounted to 0.27% for the first six months of 2014 compared to 0.29% in the first six months of 2013.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,159,727	$ 42,987	3.98%	$ 1,960,399	$ 40,964	4.18%
Leases - bank qualified*	18,290	490	5.36%	14,096	407	5.77%
Investment securities-taxable	1,041,218	10,493	2.02%	759,899	7,288	1.92%
Investment securities-nontaxable*	425,512	7,756	3.65%	166,648	2,460	2.95%

Interest earning deposits at Federal Reserve Bank	951,983	1,175	0.25%	1,091,219	1,343	0.25%
Federal funds sold/securities purchased under agreement to resell	27,321	191	1.40%	27,107	122	0.90%
Net interest earning assets	4,624,051	63,092	2.73%	4,019,368	52,584	2.62%

Allowance for loan and lease losses	(43,900)			(35,722)
Other assets	137,776			85,102
	$ 4,717,927			$ 4,068,748

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,857,839	$ 4,535	0.24%	$ 3,170,543	$ 3,767	0.24%
Savings and money market	415,122	868	0.42%	494,383	1,106	0.45%
Time	12,086	69	1.14%	19,607	101	1.03%
Total deposits	4,285,047	5,472	0.26%	3,684,533	4,974	0.27%

Short term borrowings	11	-	0.00%	-	-	0.00%
Repurchase agreements	16,686	23	0.28%	16,413	26	0.32%
Subordinated debt	13,401	228	3.40%	13,401	318	4.75%
Total deposits and interest bearing liabilities	4,315,145	5,723	0.27%	3,714,347	5,318	0.29%

Other liabilities	18,593			10,455
Total liabilities	4,333,738			3,724,802

Shareholders' equity	384,189			343,946
	$ 4,717,927			$ 4,068,748

Net interest income on tax equivalent basis *		$ 57,369			$ 47,266

Tax equivalent adjustment		2,886			1,003

Net interest income		$ 54,483			$ 46,263

Net interest margin *			2.48%			2.35%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For the first six months of 2014, average interest earning assets increased to $4.62 billion, an increase of $604.7 million or 15.0% from first six months 2013.  The increase reflected increased average balances of loans and leases of $203.5 million or 10.3%, and increased average balances of investment securities of $540.2 million or 58.3%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits increased $687.3 or 21.7%.  The Bank experienced growth in prepaid, institutional banking,  payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $32.8 million for the first six months of 2014 compared to $15.0 million for the first six months of 2013.  The $17.8 million increase in the provision primarily reflected the impact of higher charge-offs in the second quarter of 2014 compared to the second quarter of 2013 and the impact of those charge-offs on the allowance for loan and lease loss adequacy methodology. The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2014, our allowance for loan and lease losses amounted to $46.9 million or 2.29% of total loans as compared to $38.2 million or 1.95% of total loans at December 31, 2013.

Non-Interest Income. Non-interest income was  $47.5 million in the first six months of 2014 compared to $40.8 million in the first six months of 2013 before gains on securities of $400,000 and $743,000 respectively.  The $6.7 million or 16.5% increase between those respective periods reflected a $2.9 million or 12.2% increase in prepaid fees to $26.4 million for first six months 2014.  The increase resulted from an increased volume of transactions from current and new customers.   Gain on sale of loans increased $2.8 million or 34.9% to $10.7 million for the first six months of 2014, which was gross of $6.9 million of  direct production expenses, from $7.9 million for the first six months of 2013, gross of $2.5 million of such expense.  Gain on sale of loans and expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.

Service fees on deposit accounts increased $443,000 or 20.7% to $2.6 million for the first six months of 2014 from $2.1 million for the first six months of 2013 reflecting increased service charges on retirement accounts.  Affinity fees decreased $504,000 or 29.5% to $1.2 million for the first six months of 2014 from  $1.7 million for the first six months of 2013.  This decrease resulted primarily from the termination of one affinity relationship in 2013 which generated $848,000 of fees in the first six months of 2013.    The decrease was partially offset by growth in fees from another client.  Other non-interest income decreased $235,000 or 12.0% to $1.7 million for the first six months of 2014 from $2.0 million in the first six months of 2013.    This decrease reflected the impact of the wind down of a contract realted to our European operation and a one-time fee of $300,000 related to a healthcare program contract in the first six months of 2013.

Non-Interest Expense. Total non-interest expense was $68.8 million for the first six months of 2014, an increase of $16.7 million or 32.1% over $52.1 million for the first six months of 2013.  The increase reflected $2.2 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the Order.  The Bank’s additional related obligations include approximately $7.04 million of lookback and other consulting costs which will be recognized as expense as related services are performed.  We believe these expenses will be recognized in the third and fourth quarters of 2014.  Additional annual non-interest expense for software, staff and office space resulting from the Order is estimated at $3.5 million, which includes expenditures the Bank was already planning to make. The Bank is attempting to reallocate staff and identify partial offsets to this expense.    Salaries and employee benefits amounted to  $31.7 million, an increase of $5.8 million or 22.3% over $25.9 million for the first six months of 2013.  The increase in salaries and employee benefits reflected staff additions and related expense for commercial loan sales, and BSA compliance and prepaid operations staffing.    It also reflected average annual salary increases approximating 2% for our staff.  Depreciation and amortization increased $452,000 or 26.1% to $2.2 million in the first six months of 2014 from $1.7 million in the first six months of 2013 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $314,000 or 16.1% to $2.3 million in the first six months of 2014 from $1.9 million in the first six months of 2013 which reflected increased main office operations space.  Data processing expense increased $1.5 million or 27.2% to $6.9 million in the first six months of 2014 from $5.4 million in the first six months of 2013.  The increase reflected increased account and transaction volume.  Printing and supplies increased $328,000 or 37.7% to $1.2 million in the first six months of 2014 from $869,000 in the first six months of 2013.  Audit expense increased $160,000 or 26.0% to $776,000 in the first six months of 2014 from $616,000 in the first six months of 2013.  The increase reflected additional audit expense for external auditors and data security.  Legal expense increased $837,000 or 59.4% to $2.2 million for the first six months of 2014 from $1.4 million in the first six months of 2013.  The increase in legal expense reflected higher regulatory and loan collection costs. Losses on sale and write downs on other real estate owned decreased $1.1 million to $30,000 in the first six months of 2014 from $1.1 million in the first six months of 2013 due to a decrease in losses on sale of other real estate and a decrease in write downs to reduce carrying costs to expected proceeds from sales.  FDIC insurance expense increased $971,000 or 52.9% to $2.8 million for the first six months of 2014 from $1.8 million in the first six months of 2013, reflecting a higher assessment rate and deposit growth.  Software expense increased $517,000 or 28.9% to $2.3 million in the first six months of 2014 from $1.8 million in the first six months of 2013 reflecting additional prepaid card and other information technology related expense.  Other real estate owned expense increased $416,000 to $651,000 in the first six months of 2014 from $235,000 in the first six months of  2013, reflecting higher OREO balances.  Other non-interest expense increased $4.3 million or 49.0% to $13.1 million in the first six months of 2014 from $8.8 million in the first six months of 2013.  The $4.3 million increase reflected an increase of $1.1 million related to commercial loan sales, $500,000 for a legal settlement, $395,000 in operating taxes, $392,000 in insurance, $370,000 in consulting, $323,000 in telephone, $210,000 in travel and $111,000 in marketing.

Income Taxes.  Income tax expense was $125,000 for the first six months of 2014 compared to income tax expense of $7.7 million in the first six months of 2013, a decrease of $7.6 million.  The decrease resulted primarily from a decrease in taxable income.  Our effective tax rate for the first six months of 2014 was 16.4% compared to 37.2%  for the first six months of 2013.  The lower effective tax rate reflects estimated annualized tax rate for 2014; however the Bank’s historical tax rate is more consistent with the 35% statutory federal rate.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first six months of 2014 was cash inflows from net increases in deposits, which were $391.2 million. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.  We have been reducing excess liquidity as a result of low overnight rates.  Accordingly, excess liquidity maintained as interest earning deposits at the Federal Reserve Bank has decreased.  These reductions resulted from deployment of overnight funds into investments and loans and exiting less profitable relationships.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $430.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of  June 30, 2014, we had no amounts outstanding on our borrowing lines.  We expect to continue to use our facility with the Federal Home Loan Bank and our correspondent banks.

Included in our cash and cash-equivalents at June 30, 2014 were $441.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve Bank, we have adjusted our strategy to retain our excess funds at the Federal Reserve Bank, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $187.5 million for the year to date period ended June 30, 2014 and $339.6 million for the prior year to date period ended June 30, 2013 and funding for net loan growth, which was $119.5 million and $97.8 million, respectively.  Additional outflows resulted from exiting less profitable deposit relationships in the six months ended June 30, 2014.  We had outstanding commitments to fund loans, including unused lines of credit of $613.3 million and $590.1 million as of June 30, 2014 and December 31, 2013, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2014 we were “well capitalized” under banking regulations

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of June 30, 2014
Bancorp	8.23%	13.42%	14.68%
The Bancorp Bank	6.89%	11.17%	12.42%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2013
Bancorp	8.58%	14.57%	15.83%
The Bancorp Bank	6.72%	11.40%	12.66%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2014. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 804,226	$ 277,967	$ 298,310	$ 216,091	$ 452,967
Investment securities	469,248	91,354	368,778	187,750	439,626
Interest earning deposits	441,422	-	-	-	-
Securities purchased under agreements to resell	15,906	-	-	-	-
Total interest earning assets	1,730,802	369,321	667,088	403,841	892,593

Interest bearing liabilities:
Demand and interest checking	2,132,825	186,014	186,014	-	-
Savings and money market	76,981	153,965	76,981	-	-
Time deposits	7,343	128	2,949	16	-
Securities sold under agreements to repurchase	17,481	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,248,031	340,107	265,944	16	-
Gap	$ (517,229)	$ 29,214	$ 401,144	$ 403,825	$ 892,593
Cumulative gap	$ (517,229)	$ (488,015)	$ (86,871)	$ 316,954	$ 1,209,547
Gap to assets ratio	-12%	*	9%	9%	21%
Cumulative gap to assets ratio	-12%	-11%	-2%	7%	28%

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

Financial Condition

General.    Our total assets at June 30, 2014 were $4.32 billion, of which our total loans were $2.05 billion. At December 31, 2013 our total assets were $4.71 billion, of which our total loans were $1.96 billion.

Interest earning deposits and federal funds sold.  At June 30, 2014, we had a total of $441.4 million of interest earning deposits compared to $1.20 billion at December 31, 2013 a decrease of $755.1 million or 63.1%.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $1.56 billion at June 30, 2014, an increase of $206.4 million or 15.3% from year-end 2013. The increase in investment securities was primarily a result of increased purchases of municipal and corporate bonds.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at June 30, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred securitiy.

A total of $21.0 million of other debt securities - single issuers are comprised of the following.  The amortized cost of the three single issuer trust preferred securities was $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies. The book value of the bank senior note was $7.0 million.

A total of $76.2 million of other debt securities – pooled are comprised of the following.  The one pooled trust preferred security totaled $332,000 and was collateralized by bank trust preferred securities.  The book value for the securities consisting of diversified portfolios of corporate securities is $75.8 million.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	3,181	2,884	(297)	Not rated
Security C	8,937	5,056	(3,881)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Subordination

Pool A (7 performing issuers)	Mezzanine *	$ 332	$ 407	$ 75	CAA1	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date June 30, 2014 and June 30, 2013 respectively, we recognized other-than-temporary impairment charges of $0 and $20,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.4  million at June 30, 2014 compared to $3.2 million at December 31, 2013.

Investment securities with a carrying value of $26.2 million at June 30, 2014 and $29.1 million at December 31, 2013, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, Small Business Administration, or SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  The residential mortgage loans held for sale are carried at the lower of cost of market.  Commercial loans held for sale increased to $154.5 million at June 30, 2014 from $69.9 million at December 31, 2013.

Loan portfolio. Total loans increased to $2.05 billion at June 30, 2014 from $1.96 billion at December 31, 2013.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2014	2013

Commercial	$ 476,799	$ 450,113
Commercial mortgage	593,622	625,810
Construction	264,667	258,889
Total commercial loans	1,335,088	1,334,812
Direct lease financing	185,878	175,610
Residential mortgage	96,009	94,850
Consumer and other loans	422,835	346,334
	2,039,810	1,951,606
Unamortized loan fees and costs	9,751	6,839
Total loans, net of deferred loan costs	$ 2,049,561	$ 1,958,445

Supplemental loan data:
Construction 1-4 family	$ 40,226	$ 48,394
Commercial construction, acquisition and development	224,441	210,495
	$ 264,667	$ 258,889

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

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 69% and 70% of the portfolio was reviewed June 30, 2014 and December 31, 2013, respectively.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 785	$ -	$ -	$ 12,269	$ 13,054	$ 463,745	$ 476,799
Commercial mortgage	665	-	-	10,790	11,455	582,167	593,622
Construction	-	-	913	12,300	13,213	251,454	264,667
Direct lease financing	3,598	2,328	118	-	6,044	179,834	185,878
Consumer - other	750	-	-	1,257	2,007	376,551	378,558
Consumer - home equity	9	-	-	923	932	43,345	44,277
Residential mortgage	-	-	-	1,175	1,175	94,834	96,009
Unamortized loan fees and costs	-	-	-	-	-	9,751	9,751
	$ 5,807	$ 2,328	$ 1,031	$ 38,714	$ 47,880	$ 2,001,681	$ 2,049,561

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 29,651	$ 29,651	$ 420,462	$ 450,113
Commercial mortgage	998	5,999	-	5,861	12,858	612,952	625,810
Construction	-	-	-	1,667	1,667	257,222	258,889
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,909	302,690
Consumer - home equity	18	-	-	-	18	43,626	43,644
Residential mortgage	-	-	-	2,016	2,016	92,834	94,850
Unamortized loan fees and costs	-	-	-	-	-	6,839	6,839
	$ 4,868	$ 7,292	$ 110	$ 40,551	$ 52,821	$ 1,905,624	$ 1,958,445

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

The following table summarizes select asset quality ratios for each of the periods indicated:

As of or
for the six months ended
June 30,
2014	2013

Ratio of the allowance for loan losses to total loans	2.29%	2.05%
Ratio of the allowance for loan losses to nonperforming loans (1)	118.12%	94.77%
Ratio of nonperforming assets to total assets (1)	1.54%	1.26%
Ratio of net charge-offs to average loans	1.10%	0.39%
Ratio of net charge-offs to average loans annualized	2.21%	0.79%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 2.29% at June 30, 2014 from 2.05% at June 30, 2013.  The increase reflected the impact of higher charge-offs on the allowance adequacy methodology and increased allowance.  The ratio of the allowance for loan losses to non-performing loans increased to 118.12% at  June 30, 2014 from  94.77% at June 30, 2013 primarily as a result of increases to the allowance exceeding the rate at which loans migrated to non-performing.  The ratio of non-performing assets to total assets increased primarily as a result of increased other real estate owned for June 30, 2014 compared to the prior year.  Net charge-offs to average loans increased to 1.10% for the six months ended June 30, 2014 from 0.39%  for the six months ended June 30, 2013, primarily due to higher charge-offs in the second quarter of 2014 compared to the second quarter of 2013.

Net charge-offs.  Net charge-offs were $24.0 million for the six months ended June 30, 2014, an increase of $16.3 million over net charge-offs for the same period of 2013.  The majority of the charge-offs in the first six months of 2014 were associated with commercial loan relationships totaling $15.2 million and construction loan relationships totaling $8.5 million.

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

	June 30,	June 30,	December 31,
	2014	2013	2013

Non-accrual loans
Construction	$ 12,300	$ 2,352	$ 1,667
Commercial mortgage	10,790	9,324	5,861
Commercial	12,269	26,935	29,651
Consumer	2,180	1,116	1,356
Residential	1,175	2,016	2,016
Total non-accrual loans	38,714	41,743	40,551

Loans past due 90 days or more	1,031	755	110
Total non-performing loans	39,745	42,498	40,661
Other real estate owned	26,781	6,308	26,295
Total non-performing assets	$ 66,526	$ 48,806	$ 66,956

The Company’s loans that were modified as of June 30, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 209	$ 209	1	$ 217	$ 217
Commercial mortgage	4	3,977	3,977	3	3,055	3,055
Construction	1	263	263	1	263	263

Residential mortgage	-	-	-	-	-	-
Total	6	$ 4,449	$ 4,449	5	$ 3,535	$ 3,535

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 209	$ -	$ -	$ 217	$ -
Commercial mortgage	3,763	214	-	681	214	2,160
Construction	-	263	-	-	263	-
Residential mortgage	-	-	-	-	-	-
Total	$ 3,763	$ 686	$ -	$ 681	$ 694	$ 2,160

As of June 30, 2014 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted  .

As of June 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at June 30, 2014 and December 31, 2013:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2014
Without an allowance recorded
Construction	$ 3,344	$ 11,102	$ -	$ 3,856	$ -
Commercial mortgage	8,240	8,583	-	3,950	-
Commercial	5,293	8,271	-	5,597	-
Consumer - home equity	827	827	-	894	-
Residential	1,175	1,175	-	1,175	-
With an allowance recorded
Construction	8,956	8,956	3,780	5,390	-
Commercial mortgage	2,550	2,550	522	4,404	-
Commercial	7,185	14,531	3,811	15,890	-
Consumer - home equity	1,353	1,778	282	1,153	-
Residential	-	-	-	280	-
Total
Construction	12,300	20,058	3,780	9,246	-
Commercial mortgage	10,790	11,133	522	8,354	-
Commercial	12,478	22,802	3,811	21,487	-
Consumer - home equity	2,180	2,605	282	2,047	-
Residential	1,175	1,175	-	1,455	-

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013

Without an allowance recorded
Construction	$ 1,104	$ 1,454	$ -	$ 1,506	$ -
Commercial mortgage	1,759	1,759	-	4,662	-
Commercial	9,021	11,131	-	7,014	-
Consumer - home equity	927	927	-	927	-
Residential	1,175	1,175	-	873	-
With an allowance recorded
Construction	563	563	353	2,437	-
Commercial mortgage	4,102	4,102	1,476	4,581	-
Commercial	20,846	21,276	9,369	15,670	-
Consumer - home equity	429	429	135	190	-
Residential	841	841	84	373	-
Total
Construction	1,667	2,017	353	3,943	-
Commercial mortgage	5,861	5,861	1,476	9,243	-
Commercial	29,867	32,407	9,369	22,684	-
Consumer - home equity	1,356	1,356	135	1,117	-
Residential	2,016	2,016	84	1,246	-

We had $38.7 million of non-accrual loans at June 30, 2014 compared to $40.6 million of non-accrual loans at December 31, 2013. The $1.8 million decrease in non-accrual loans was primarily due to $40.2 million of loans placed on non-accrual status partially offset by $23.4 million of loan charge-offs, $4.4 million of loans transferred to other real estate owned and $14.3 million of loan payments.  Loans past due 90 days or more still accruing interest amounted to $1.0 million at June 30, 2014 and $110,000 at December 31, 2013. The $921,000 increase reflected $1.2 million of additions partially offset by $299,000 of loan payments.

We had $26.8  million of other real estate owned at June 30, 2014 compared to $26.3 million at December 31, 2013.  The $486,000 increase in other real estate owned was primarily due to $4.4 million of additions which were partially offset by $3.9 million of proceeds received and $30,000 of realized gain.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2014 and December 31, 2013:

					Commercial		Residential
	Commercial		Construction		mortgage		mortgage
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Risk Rating
Pass	$ 423,927	$ 377,482	$ 219,920	$ 226,926	$ 483,611	$ 517,164	$ 25,718	$ 25,812
Special Mention	129	149	912	-	95	6,997	-	-
Substandard	7,760	29,867	15,957	1,667	11,455	5,861	1,175	2,016
Doubtful	-	-	2,500	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	6,159	6,854	20,330	25,255	17,491	29,467	-	-
Unrated not subject to review *	38,824	35,761	5,048	5,041	80,970	66,321	69,116	67,022
Total	$ 476,799	$ 450,113	$ 264,667	$ 258,889	$ 593,622	$ 625,810	$ 96,009	$ 94,850

			Direct lease
	Consumer		financing		Unamortized costs		Total
	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Risk Rating
Pass	$ 152,845	$ 116,292	$ 61,811	$ 58,545	$ -	$ -	$ 1,367,832	$ 1,322,221
Special Mention	-	1,348	-	-	-	-	1,136	8,494
Substandard	3,807	1,356	2,057	-	-	-	42,211	40,767
Doubtful	-	-	-	-	-	-	2,500	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	17,102	524	-	2,244	-	-	61,082	64,344

Unrated not subject to review *	249,081	226,814	122,010	114,821	9,751	6,839	574,800	522,619
Total	$ 422,835	$ 346,334	$ 185,878	$ 175,610	$ 9,751	$ 6,839	$ 2,049,561	$ 1,958,445

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million. The loan portfolio review coverage was approximately 69% at June 30, 2014 and approximately 70% at December 31, 2013.    This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans, which are identified by either the independent loan review department or line management, are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Premises and equipment, net.  Premises and equipment amounted to $16.2 million at June 30, 2014 compared to  $15.7 million at December 31, 2013.  The increase reflected additional information technology upgrades.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At June 30, 2014, we had total deposits of $3.90 billion compared to $4.27 billion at December 31, 2013, a decrease of $391.2 million or 9.2%, which was primarily the result of planned exit of higher interest cost relationships which did not have adequate income components.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2014		December 31, 2013
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking	$ 3,857,839	0.24%	$ 3,185,919	0.25%
Savings and money market	415,122	0.42%	500,113	0.43%
Time	12,086	1.14%	17,443	1.04%
Total deposits	$ 4,285,047	0.26%	$ 3,703,475	0.27%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2014 and December 31, 2013.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of June 30, 2014 and December 31, 2013.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $30.0 million at June 30, 2014 compared to $38.9 million at December 31, 2013, representing a decrease of $8.9 million.  The decrease resulted primarily from securities purchases in process.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level and that a material weakness in our internal control over financial reporting exists.  Specifically The Bancorp Bank (the “Bank”), a wholly owned subsidiary of The Bancorp, Inc. (the Company), entered into a Stipulation and Consent to the Issuance of a Consent Order (the Order) with the Federal Deposit Insurance Corporation (the FDIC) which became effective on June 5, 2014 as disclosed in the Company’s Form 8-K dated June 10, 2014.  The Order requires the Bank to take certain affirmative actions to comply with its BSA obligations, including a requirement perform a “Look Back Review” for the period January 1, 2013 through the date of the Order.  This Look Back Review must be completed no later than 90 days from the date of the Order.  The Bank has engaged third parties who will perform the Look Back Review and other consulting services however as of June 30, 2014, these third parties have not begun substantial work.  Accordingly, management determined that these expenses should be recorded in the period when the third parties actually perform their services under the contacts rather than when the third parties were engaged to perform services.

Except for the establishment of policies and procedures with respect to accrual of costs associated with professional services required by the regulatory order discussed above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of a consent order issued by the FDIC, captioned In the Matter of the Bancorp Bank, Wilmington, Delaware, effective June 5, 2014, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments.”

On July 17, 2014 a class action securities complaint, captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware. The complaint alleges that, during a class period beginning April 24, 2013 through June 10, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements were materially false and misleading during the relevant period. The complaint further alleges that, as a result, the price of the Bancorp’s common stock fell, causing damage to plaintiff and other members of the class. The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages. The Company believes that the complaint is without merit and we intend to defend vigorously.

Item 1A. Risk Factors.

Our reputation and business could be damaged by our entry into the consent order with the FDIC and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct. Damage to our reputation, including as a result of negative publicity associated with the consent order and the class action filed in July 2014, now or in the future could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

The entry into the 2014 Consent Order has imposed certain restrictions and requirements upon the Bank.

Satisfaction of the requirements of the 2014 Consent Order  is subject to the review of the FDIC and the Delaware State Bank Commissioner. The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations, among them: appoint a qualified BSA/OFAC officer; revise its written BSA Compliance Program; develop and implement additional policies and procedures for suspicious activity monitoring and reporting; review and enhance customer due diligence and risk assessment processes; review past account activity to determine whether suspicious activity was properly identified and reported; strengthen internal controls, including augmenting Board oversight regarding BSA activities; establish an independent testing program and develop policies and procedures to govern staffing and training for BSA compliance. The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA Compliance Program which will reduce our net income.

In addition, until approval of a BSA Report (for which the Bank has already engaged a third party), the consent order restricts the Bank from signing and boarding new independent sales organizations, issuing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments. Until the BSA Report is submitted to and approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our prepaid card operations may be affected, resulting in potentially reduced growth of our deposits and non-interest income and possibly may limit our ability to raise additional capital on acceptable terms. However, organic growth from existing customers and new customers in other categories are not impacted by the Order. Accordingly, we do not believe these restrictions will have a material impact on our revenue.

There can be no assurance that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order to their satisfaction. If our regulators believe that we have not made sufficient progress in complying with the Consent Order, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

The provisions contained in the Consent Orders present interpretive challenges that may give rise to a difference of interpretation by us and our regulators.

The provisions of the Consent Orders are subject to interpretation and may give rise to differing views between us and our regulators with respect to their scope and application.  Accordingly, management, employees at all levels, and legal counsel of the Bank face significant challenges in applying the terms of the Consent Orders to the myriad factual scenarios that arise in the ordinary course of business. While we have sought, and will continue to seek, guidance from our regulators as to the application of the Consent Orders on our business, there can be no assurance that our regulators will provide such guidance or that we and our regulators will interpret the terms of Consent Orders uniformly in every instance.

If the FDIC interprets either Consent Order in a manner contrary to our interpretation despite our good faith efforts to comply, the FDIC may conclude a violation has occurred, which may result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.

The FDIC could require us to report certain deposits obtained through private label relationships, including prepaid card deposits, as “brokered” deposits, which could produce adverse consequences for our liquidity, financial condition and results of operations.

In a June 2014 telephone call with the FDIC, we were informally advised that amounts held by the Bank with respect to certain deposit products may need to be reported by the Bank as “brokered” deposits.  While the Bank is seeking confirmation of this view, the Bank, in line with other industry participants, is taking the position that such amounts are not “brokered” deposits. Under current rules, if a substantial portion of the Bank’s deposits are ruled to be “brokered,” and should the FDIC decide to impose a formal individual minimum capital requirement or similar formal requirement on the Bank notwithstanding that the Bank is well-capitalized, or should the Bank fail to be well capitalized in the future, the Bank would be prohibited, absent waiver from the FDIC, from utilizing brokered deposits. In such event, unless the Bank receives relief from its regulator or a waiver from the FDIC, such a result could produce serious adverse consequences for the Bank from a liquidity standpoint and could also have serious adverse effects on our financial condition and results of operations. Additionally, a classification of these amounts as “brokered” deposits could cause an increase in our FDIC annual insurance assessment of up to 10 basis points (0.10%), based upon average liabilities.

We are named as a defendant in a class action securities lawsuit, the adverse resolution of which could have a material adverse effect on our financial condition and results of operations.

We were named as a defendant in a class action securities lawsuit filed in July 2014 in the United States District Court for the District of Delaware. The lawsuit claims that we made false and misleading statements or failed to disclose that we had under-reserved for loan losses and that our operations and credit practices were in violation of the BSA.  See Part II, Item 1, “Legal Proceedings.” An adverse resolution of this matter could result in substantial damages, which would materially adversely affect our financial condition and results of operations.

The Bank may be subject to civil money penalties in connection with examination findings.

Like all regulated banking institutions, we are at risk of the imposition of civil money penalties by our regulators, based on, among other things, apparent violations of law, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. We learned through a compliance examination that certain actions of third parties through which we issue cards are being scrutinized by the FDIC. The FDIC has informed us that it may take the position that certain operational aspects related to these card programs may implicate non-compliance with unfair or deceptive acts or practices laws or other regulations. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

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

THE BANCORP INC
(Registrant)

August 11, 2014	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

August 11, 2014	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.