Form 10-Q
period 2014-09-30
Bancorp, Inc.
filed 2014-11-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2014

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

As of November 5, 2014 there were 37,708,862 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 9,913	$ 31,890
Interest earning deposits at Federal Reserve Bank	430,117	1,196,515
Securities purchased under agreements to resell	55,450	7,544
Total cash and cash equivalents	495,480	1,235,949

Investment securities, available-for-sale, at fair value	1,442,049	1,253,117
Investment securities, held-to-maturity (fair value $94,889 and $95,030, respectively)	96,951	97,205
Commercial loans held for sale	136,115	69,904
Loans, net of deferred loan fees and costs	866,765	655,320
Allowance for loan and lease losses	(4,390)	(2,164)
Loans, net	862,375	653,156
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	3,209
Premises and equipment, net	17,536	15,659
Accrued interest receivable	11,272	8,747
Intangible assets, net	6,573	7,612
Other real estate owned	725	-
Deferred tax asset, net	41,601	30,415
Assets held for sale	1,143,380	1,299,914
Other assets	39,046	31,178
Total assets	$ 4,296,512	$ 4,706,065

LIABILITIES
Deposits
Demand and interest checking	$ 3,412,593	$ 3,585,241
Savings and money market	241,518	434,834
Time deposits	24	142
Time deposits, $100,000 and over	-	100
Total deposits	3,654,135	4,020,317

Securities sold under agreements to repurchase	21,496	21,221
Subordinated debenture	13,401	13,401
Liabilities held for sale	227,898	253,203
Other liabilities	23,192	38,319
Total liabilities	3,940,122	4,346,461

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,808,777 and 37,720,945
shares issued at September 30, 2014 and December 31, 2013, respectively	37,809	37,721
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	297,122	294,576
Retained earnings	10,957	27,615
Accumulated other comprehensive income	11,368	558
Total shareholders' equity	356,390	359,604

Total liabilities and shareholders' equity	$ 4,296,512	$ 4,706,065

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Interest income
Loans, including fees	$ 9,175	$ 7,227	$ 26,439	$ 20,460
Interest on investment securities:
Taxable interest	5,311	4,057	15,804	11,345
Tax-exempt interest	3,157	1,326	8,197	2,924
Federal funds sold/securities purchased under agreements to resell	105	157	296	279
Interest bearing deposits	285	438	1,460	1,781
	18,033	13,205	52,196	36,789
Interest expense
Deposits	2,523	2,401	7,697	6,947
Securities sold under agreements to repurchase	14	13	37	39
Subordinated debenture	116	115	344	433
	2,653	2,529	8,078	7,419
Net interest income	15,380	10,676	44,118	29,370
Provision for loan and lease losses	965	379	3,420	461
Net interest income after provision for loan and lease losses	14,415	10,297	40,698	28,909

Non-interest income
Service fees on deposit accounts	1,640	1,238	4,146	3,296
Card payment and ACH processing fees	1,369	1,027	3,989	2,940
Prepaid card fees	12,307	10,177	38,673	33,682
Gain on sale of loans	2,772	4,739	13,468	12,665
Gain on sale of investment securities	(35)	42	365	785
Other than temporary impairment on securities held-to-maturity	-	-	-	(20)
Leasing income	840	624	2,236	1,853
Debit card income	414	158	1,296	555
Affinity fees	649	722	1,851	2,428
Other	299	449	1,217	1,936
Total non-interest income	20,255	19,176	67,241	60,120

Non-interest expense
Salaries and employee benefits	13,935	13,321	44,824	38,927
Depreciation and amortization	1,178	934	3,361	2,665
Rent and related occupancy cost	1,274	986	3,423	2,826
Data processing expense	3,315	2,710	10,033	7,956
Printing and supplies	492	352	1,637	1,191
Audit expense	356	347	1,132	963
Legal expense	557	642	1,489	932
Amortization of intangible assets	304	250	912	750
FDIC insurance	1,492	895	4,297	2,729
Software	1,158	933	3,449	2,672
Bank Secrecy Act and lookback consulting expenses	2,749	-	4,918	-
Other	6,325	5,014	18,880	13,075
Total non-interest expense	33,135	26,384	98,355	74,686
Income from continuing operations before income tax expense	1,535	3,089	9,584	14,343
Income tax provision	45	935	282	4,344
Net income from continuing operations	$ 1,490	$ 2,154	$ 9,302	$ 9,999
Net income (loss) from discontinued operations, net of tax	(18,295)	2,634	(25,471)	7,787
Net income (loss) available to common shareholders	$ (16,805)	$ 4,788	$ (16,169)	$ 17,786

Net income per share from continuing operations - basic	$ 0.04	$ 0.06	$ 0.25	$ 0.27

Net income (loss) per share from discontinued operations - basic	$ (0.49)	$ 0.07	$ (0.68)	$ 0.21
Net income (loss) per share - basic	$ (0.45)	$ 0.13	$ (0.43)	$ 0.48

Net income per share from continuing operations - diluted	$ 0.04	$ 0.06	$ 0.25	$ 0.26
Net income (loss) per share from discontinued operations - diluted	$ (0.49)	$ 0.07	$ (0.68)	$ 0.21
Net income (loss) per share - diluted	$ (0.45)	$ 0.13	$ (0.43)	$ 0.47

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2014	2013
	(in thousands)
Net income (loss)	$ (16,169)	$ 17,786
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	16,979	(9,717)
Reclassification adjustments for gains included in income	(364)	(785)
Amortization of losses previously held as available-for-sale	16	87
Net unrealized gain/(loss) on investment securities	16,631	(10,415)

Deferred tax expense (benefit)
Securities available-for-sale
Change in net unrealized gain/(loss) during the period	5,943	(3,401)
Reclassification adjustments for gains included in income	(128)	(275)
Amortization of losses previously held as available-for-sale	6	30
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,821	(3,646)

Other comprehensive income (loss), net of tax and reclassifications into net income	10,810	(6,769)
Comprehensive income (loss)	$ (5,359)	$ 11,017

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2014

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2014	37,720,945	$ 37,721	$ (866)	$ 294,576	$ 27,615	$ 558	$ 359,604
Net loss					(16,169)		(16,169)
Common stock issued from option exercises,
net of tax benefits	9,249	9	-	94	-	-	103
Common stock issued from option exercises,
cashless exercise, net of tax benefits	29,208	30	-	459	(489)	-	-
Common stock issued as restricted shares,
net of tax benefits	49,375	49		(49)			-
Stock-based compensation	-	-	-	2,042	-	-	2,042
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	10,810	10,810

Balance at September 30, 2014	37,808,777	$ 37,809	$ (866)	$ 297,122	$ 10,957	$ 11,368	$ 356,390

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the nine months
	ended September 30,
	2014	2013
Operating activities
Net income (loss)	$ (16,169)	$ 17,786
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,146	4,341
Provision for loan and lease losses	3,420	461
Net amortization of investment securities discounts/premiums	7,448	4,660
Stock-based compensation expense	2,042	2,357
Loans originated for sale	(427,937)	(189,327)
Sale of loans originated for resale	375,194	215,092
Gain on sales of loans originated for resale	(13,468)	(12,665)
Gain (loss) on sale of fixed assets	(2)	1
Other than temporary impairment on securities held-to-maturity	-	20
Gain on sales of investment securities	(365)	(785)
Increase in accrued interest receivable	(2,525)	(2,944)
Decrease in interest payable	-	(30)
Decrease in other assets	(25,821)	(280)
Decrease (increase) in assets held for sale	156,534	(17,874)
Decrease in liabilities held for sale	(25,306)	(27,763)
Increase (decrease) in other liabilities	(15,127)	16,363
Net cash provided by operating activities	23,064	9,413

Investing activities
Purchase of investment securities available-for-sale	(402,168)	(607,528)
Purchase of investment securities held-to-maturity	-	(52,899)
Proceeds from sale of investment securities available-for-sale	78,793	61,962
Proceeds from redemptions and prepayments of securities held-to-maturity	195	606
Proceeds from redemptions and prepayments of securities available-for-sale	144,051	174,895
Net increase in loans	(213,364)	(108,425)
Proceeds from sale of fixed assets	14	99
Purchases of premises and equipment	(5,250)	(6,649)
Net cash used in investing activities	(397,729)	(537,939)

Financing activities
Net increase (decrease) in deposits	(366,182)	283,632
Net increase in securities sold under agreements to repurchase	275	3,509
Proceeds from issuance of common stock	-	1,629
Proceeds from the exercise of options	103	1,653
Net cash (used in) provided by financing activities	(365,804)	290,423

Net decrease in cash and cash equivalents	(740,469)	(238,103)

Cash and cash equivalents, beginning of period	1,235,949	966,588

Cash and cash equivalents, end of period	$ 495,480	$ 728,485

Supplemental disclosure:
Interest paid	$ 8,104	$ 8,054
Taxes paid	$ 2,578	$ 11,445
Transfers of loans to other real estate owned	$ 725	$ -
Transfers of loans to held for sale	$ -	$ 27,316

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution. Through the Bank, the Company provides banking services nationally, including prepaid debit cards, health savings accounts, institutional banking and private label banking. In Europe, the Company maintains three operational service subsidiaries and one subsidiary through which it offers prepaid card issuing services.  The principal medium for the delivery of the Company’s banking services is the Internet. The Bank is also engaged in specialty lending and offers Small Business Administration (“ SBA”) loans, leases and  security backed lines of credit (“SBLOC”) nationally. The Bank’s commercial mortgage backed securities department originates loans nationally for sale into secondary markets.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K report). The results of operations for the nine month period ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Series Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2014, the Company had three stock-based compensation plans, which are more fully described in its Annual Report on Form 10-K for the year ended December 31, 2013 and the portions of the Company’s Proxy Statement dated March 18, 2014, incorporated therein by reference.

The Company did not grant stock options in the first nine months of 2014.  In the first quarter of 2013, the Company granted 215,000 common stock options;  35,000 had a vesting period of one year and 180,000 had a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85. There were 63,874 common stock options exercised in the nine month period ended September 30, 2014 and 605,494 common stock options exercised in the nine month period ended September 30, 2013.  The total intrinsic value of the options exercised during the nine months ended September 30, 2014 and 2013 was $619,000 and $523,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2014	2013
Risk-free interest rate	-	1.86%
Expected dividend yield	-	-
Expected volatility	-	49.71%-56.81%

Expected lives (years)	-	4.03-4.22

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, Stock Based Compensation, stock based compensation expense for the nine month period ended September 30, 2014 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2014	2,620,874	$ 9.70
Granted	-	-	-	-
Exercised	(63,874)	9.27	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014	2,557,000	$ 9.71	5.56	$ -
Exercisable at September 30, 2014	1,996,500	$ 9.92	5.08	$ -

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in the first nine months of 2013.  There were no restricted stock units granted in the first nine months of 2014.  The total fair value of restricted stock units vested for the nine months ended September 30, 2014 and 2013 was $886,000 and $0, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2014	197,841	$ 10.46	2.3
Granted	-	-	-
Vested	(49,460)	-	-
Expired/forfeited	-	-	-
Outstanding at September 30, 2014	148,381

As of September 30, 2014, there was a total of $3.0 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.0 year.  Related compensation expense for the nine months ended September 30, 2014 and 2013 was $2.0 million and $2.5 million respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 1,490	37,708,862	$ 0.04
Effect of dilutive securities
Common stock options	-	395,110	-
Diluted earnings per share
Net income available to common shareholders	$ 1,490	38,103,972	$ 0.04

	For the three months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (18,295)	37,708,862	$ (0.49)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (18,295)	37,708,862	$ (0.49)

	For the three months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net loss available to common shareholders	$ (16,805)	37,708,862	$ (0.45)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (16,805)	37,708,862	$ (0.45)

Stock options for 2,557,000 shares, exercisable at prices between $7.81and $25.43 per share, were outstanding at September 30, 2014 but were not included in dilutive shares because the the Company had a net loss available to common shareholders.

	For the nine months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 9,302	37,698,759	$ 0.25

Effect of dilutive securities
Common stock options	-	730,443	-
Diluted earnings per share
Net income available to common shareholders	$ 9,302	38,429,202	$ 0.25

	For the nine months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (25,471)	37,698,759	$ (0.68)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (25,471)	37,698,759	$ (0.68)

	For the nine months ended
	September 30, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$ (16,169)	37,698,759	$ (0.43)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (16,169)	37,698,759	$ (0.43)

Stock options for 2,557,000 shares exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2014 but were not included in dilutive shares because the the Company had a net loss available to common shareholders.

	For the three months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 2,154	37,440,838	$ 0.06
Effect of dilutive securities
Common stock options	-	842,479	-
Diluted earnings per share
Net income available to common shareholders	$ 2,154	38,283,317	$ 0.06

For the three months ended
September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

(dollars in thousands except per share data)
Basic earnings per share from discontinued operations

Net income available to common shareholders	$ 2,634	37,440,838	$ 0.07
Effect of dilutive securities
Common stock options	-	842,479	-
Diluted earnings per share
Net income available to common shareholders	$ 2,634	38,283,317	$ 0.07

	For the three months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 4,788	37,440,838	$ 0.13
Effect of dilutive securities
Common stock options	-	842,479	-
Diluted earnings per share
Net income available to common shareholders	$ 4,788	38,283,317	$ 0.13

Stock options for 13,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at September 30, 2013 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 9,999	37,359,230	$ 0.27
Effect of dilutive securities
Common stock options	-	618,878	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 9,999	37,978,108	$ 0.26

	For the nine months ended
	September 30, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 7,787	37,359,230	$ 0.21
Effect of dilutive securities
Common stock options	-	618,878	-
Diluted earnings per share
Net income available to common shareholders	$ 7,787	37,978,108	$ 0.21

For the nine months ended
September 30, 2013
Income	Shares	Per share
(numerator)	(denominator)	amount

(dollars in thousands except per share data)

Basic earnings per share
Net income available to common shareholders	$ 17,786	37,359,230	$ 0.48
Effect of dilutive securities
Common stock options	-	618,878	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 17,786	37,978,108	$ 0.47

Stock options for 473,750 shares, exercisable at prices between $15.94 and $25.43 per share, were outstanding at September 30, 2013 but were not included in dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

Available-for-sale	September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,731	$ 35	$ -	$ 16,766
Federally insured student loan securities	127,384	1,061	(67)	128,378
Tax-exempt obligations of states and political subdivisions	531,925	13,945	(155)	545,715
Taxable obligations of states and political subdivisions	60,311	2,238	(158)	62,391
Residential mortgage-backed securities	363,986	2,669	(1,168)	365,487
Commercial mortgage-backed securities	134,447	1,384	(1,268)	134,563
Corporate and other debt securities	188,795	506	(552)	188,749
	$ 1,423,579	$ 21,838	$ (3,368)	$ 1,442,049

Held-to-maturity	September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,041	$ 500	$ (4,162)	$ 17,379
Other debt securities - pooled	75,910	1,600	-	77,510
	$ 96,951	$ 2,100	$ (4,162)	$ 94,889

Available-for-sale	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 10,680	$ 46	$ -	$ 10,726
Federally insured student loan securities	147,717	575	(719)	147,573
Tax-exempt obligations of states and political subdivisions	378,180	2,721	(1,951)	378,950
Taxable obligations of states and political subdivisions	78,638	1,276	(746)	79,168
Residential mortgage-backed securities	323,199	1,838	(2,263)	322,774
Commercial mortgage-backed securities	118,838	1,919	(410)	120,347
Corporate and other debt securities	194,010	789	(1,220)	193,579
	$ 1,251,262	$ 9,164	$ (7,309)	$ 1,253,117

Held-to-maturity	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,027	$ 367	$ (4,222)	$ 17,172

Other debt securities - pooled	76,178	1,680	-	77,858
	$ 97,205	$ 2,047	$ (4,222)	$ 95,030

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to  $3.4 million and $3.2 million, respectively, at September 30, 2014 and  December 31, 2013.

The amortized cost and fair value of the Company’s investment securities at September 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 88,539	$ 88,761	$ -	$ -
Due after one year through five years	338,095	339,616	7,021	7,420
Due after five years through ten years	296,632	302,644	3,172	2,889
Due after ten years	700,313	711,028	86,758	84,580
	$ 1,423,579	$ 1,442,049	$ 96,951	$ 94,889

At September 30, 2014 and December 31, 2013, investment securities with a book value of approximately $24.2 million and $29.1 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in the first nine months of 2014.  The Company recognized other-than-temporary impairment charges of $20,000 on one trust preferred security in the first nine months of 2013.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2014 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	3	-	-	21,625	(67)	21,625	(67)
Tax-exempt obligations of states and
political subdivisions	45	9,558	(60)	21,629	(95)	31,187	(155)
Taxable obligations of states and
political subdivisions	18	5,979	(27)	14,463	(131)	20,442	(158)
Residential mortgage-backed securities	33	75,281	(512)	43,206	(656)	118,487	(1,168)
Commercial mortgage-backed securities	30	93,270	(1,088)	7,774	(180)	101,044	(1,268)
Corporate and other debt securities	77	69,492	(299)	31,271	(253)	100,763	(552)
Total temporarily impaired
investment securities	206	$ 253,580	$ (1,986)	$ 139,968	$ (1,382)	$ 393,548	$ (3,368)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,960	$ (4,162)	$ 7,960	$ (4,162)
Total temporarily impaired

investment securities	2	$ -	$ -	$ 7,960	$ (4,162)	$ 7,960	$ (4,162)

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

Other securities, included in the held-to-maturity classification at September 30, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred security.

A total of $21.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the three single issuer trust preferred securities of $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies;  and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.9 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $174,000, which was collateralized by bank trust preferred securities;   and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of September 30, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	3,172	2,889	(283)	Not rated
Security C	8,950	5,071	(3,879)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of September 30, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Subordination

Pool A (7 performing issuers)	Mezzanine *	$ 174	$ 260	$ 86	CAA1	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for other of the debt securities, which include three single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At September 30, 2014 the Company had $136.1 million of loans held for sale, which were originated for sale either to institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  During the nine months ended September 30, 2014, the Company recognized a related fair value gain of $840,000.  In the nine months ended September 30, 2014 the Company recognized $13.1 million in gains upon the sale of loans.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2014	2013

SBA non real estate and student loan commercial	$ 96,079	$ 53,391
SBA commercial mortgage	95,492	75,666
SBA construction	16,472	51
Total commercial loans	208,043	129,108
Direct lease financing	201,825	175,610
Consumer and other loans	448,497	345,703
	858,365	650,421
Unamortized loan fees and costs	8,400	4,899
Total loans, net of deferred loan costs	$ 866,765	$ 655,320

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $3.6 million and $2.0 million at September 30, 2014 and December 31, 2013, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at September 30, 2014 and December 31, 2013 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2014
Without an allowance recorded
Commercial	$ -	$ -	$ -	$ -	$ -
Consumer - home equity	2,055	2,155	-	1,184	-
With an allowance recorded
Commercial	1,263	1,263	307	1,159	-
Consumer - home equity	1,730	1,730	921	1,298	-
Total
Commercial	1,263	1,263	307	1,159	-
Consumer - home equity	3,785	3,885	921	2,482	-

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Commercial	$ -	$ -	$ -	$ -	$ -
Consumer - home equity	927	927	-	927	-
With an allowance recorded
Commercial	385	385	95	251	-
Consumer - home equity	429	429	135	190	-
Total
Commercial	385	385	95	251	-
Consumer - home equity	1,356	1,356	135	1,117	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2014,  September 30, 2013, or December 31, 2013 (in thousands):

	September 30,	September 30,	December 31,
	2014	2013	2013

Non-accrual loans
Commercial	$ 1,060	$ 345	$ 168
Consumer	3,435	1,257	1,356
Total non-accrual loans	4,495	1,602	1,524

Loans past due 90 days or more	264	204	110
Total non-performing loans	4,759	1,806	1,634
Other real estate owned	725	-	-
Total non-performing assets	$ 5,484	$ 1,806	$ 1,634

The Company’s loans that were modified as of September 30, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (dollars in thousands):

September 30, 2014			December 31, 2013
Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment

Commercial	1	$ 203	$ 203	1	$ 217	$ 217
Consumer	1	350	350	-	-	-
Total	2	$ 553	$ 553	1	$ 217	$ 217

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of  September 30, 2014 and  December 31, 2013  (in thousands):

	September 30, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 203	$ -	$ -	$ 217	$ -
Consumer	-	350	-	-	-	-
Total	$ -	$ 553	$ -	$ -	$ 217	$ -

As of September 30, 2014 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted.

As of September 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

		Commercial			Direct lease
Nine months ended	Commercial	mortgage	Construction	Consumer	financing	Unallocated	Total
September 30, 2014
Beginning balance	$ 417	$ 499	$ -	$ 936	$ 311	$ -	$ 2,163
Charge-offs	(42)	-	-	(846)	(323)		(1,211)
Recoveries	-	-	-	18	-		18
Provision (credit)	329	74	99	2,019	801	98	3,420
Ending balance	$ 704	$ 573	$ 99	$ 2,127	$ 789	$ 98	$ 4,390

Ending balance: Individually
evaluated for impairment	$ 307	$ -	$ -	$ 921	$ -	$ -	$ 1,228

Ending balance: Collectively
evaluated for impairment	$ 397	$ 573	$ 99	$ 1,206	$ 789	$ 98	$ 3,162

Loans:
Ending balance	$ 96,079	$ 95,492	$ 16,472	$ 448,497	$ 201,825	$ 8,400	$ 866,765

Ending balance: Individually
evaluated for impairment	$ 1,263	$ -	$ -	$ 3,785	$ -	$ -	$ 5,048

Ending balance: Collectively
evaluated for impairment	$ 94,816	$ 95,492	$ 16,472	$ 444,712	$ 201,825	$ 8,400	$ 861,717

		Commercial			Direct lease
Twelve months ended	Commercial	mortgage	Construction	Consumer	financing	Unallocated	Total
December 31, 2013
Beginning balance	$ 170	$ 136	$ 33	$ 1,799	$ 239	$ 4	$ 2,381
Charge-offs	(44)	-	-	(446)	(30)	-	(520)
Recoveries	-	-	-	53	8	-	61
Provision (credit)	291	363	(33)	(470)	94	(4)	241
Ending balance	$ 417	$ 499	$ -	$ 936	$ 311	$ -	$ 2,163

Ending balance: Individually
evaluated for impairment	$ 95	$ -	$ -	$ 135	$ -	$ -	$ 230

Ending balance: Collectively
evaluated for impairment	$ 322	$ 499	$ -	$ 801	$ 311	$ -	$ 1,933

Loans:
Ending balance	$ 53,391	$ 75,666	$ 51	$ 345,703	$ 175,610	$ 4,899	$ 655,320

Ending balance: Individually
evaluated for impairment	$ 385	$ -	$ -	$ 1,356	$ -	$ -	$ 1,741

Ending balance: Collectively
evaluated for impairment	$ 53,006	$ 75,666	$ 51	$ 344,347	$ 175,610	$ 4,899	$ 653,579

		Commercial			Direct lease
Nine months ended	Commercial	mortgage	Construction	Consumer	financing	Unallocated	Total
September 30, 2013
Beginning balance	$ 170	$ 136	$ 33	$ 1,799	$ 239	$ 4	$ 2,381
Charge-offs	(2)	-	-	(354)	-		(356)
Recoveries	-	-	-	22	8		30
Provision (credit)	293	336	(33)	(215)	84	(4)	461
Ending balance	$ 461	$ 472	$ -	$ 1,252	$ 331	$ -	$ 2,516

Ending balance: Individually
evaluated for impairment	$ 85	$ -	$ -	$ 36	$ -	$ -	$ 121

Ending balance: Collectively
evaluated for impairment	$ 376	$ 472	$ -	$ 1,216	$ 331	$ -	$ 2,395

Loans:
Ending balance	$ 59,325	$ 62,911	$ -	$ 331,697	$ 177,797	$ 4,308	$ 636,038

Ending balance: Individually
evaluated for impairment	$ 345	$ -	$ -	$ 1,257	$ -	$ -	$ 1,602

Ending balance: Collectively
evaluated for impairment	$ 58,980	$ 62,911	$ -	$ 330,440	$ 177,797	$ 4,308	$ 634,436

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2014 or December 31, 2013.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 351	$ 319	$ -	$ 1,060	$ 1,730	$ 94,349	$ 96,079
Commercial mortgage	-	-	-	-	-	95,492	95,492
Construction	-	-	-	-	-	16,472	16,472
Direct lease financing	1,783	1,352	264	-	3,399	198,426	201,825
Consumer - other	-	-	-	3,435	3,435	400,785	404,220
Consumer - home equity	327	9	-	-	336	43,941	44,277
Unamortized loan fees and costs	-	-	-	-	-	8,400	8,400
	$ 2,461	$ 1,680	$ 264	$ 4,495	$ 8,900	$ 857,865	$ 866,765

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans

Commercial	$ -	$ -	$ -	$ 168	$ 168	$ 53,223	$ 53,391
Commercial mortgage	-	-	-	-	-	75,666	75,666
Construction	-	-	-	-	-	51	51
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,278	302,059
Consumer - home equity	18	-	-	-	18	43,626	43,644
Unamortized loan fees and costs	-	-	-	-	-	4,899	4,899
	$ 3,870	$ 1,293	$ 110	$ 1,524	$ 6,797	$ 648,523	$ 655,320

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

					Commercial
	Commercial		Construction		mortgage		Consumer
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Risk Rating
Pass	$ 84,708	$ 52,717	$ 16,472	$ -	$ 73,300	$ 56,157	$ 168,189	$ 116,292
Special Mention	-	-	-	-	-	-	350	1,348
Substandard	1,262	385	-	-	-	-	2,785	1,356
Doubtful	-	-	-	-	-	-	650	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	-	241	-	51	-	6,619	10,344	524
Unrated not subject to review *	10,109	48	-	-	22,192	12,890	266,179	226,183
Total	$ 96,079	$ 53,391	$ 16,472	$ 51	$ 95,492	$ 75,666	$ 448,497	$ 345,703

	Direct lease
	financing		Unamortized costs		Total
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Risk Rating
Pass	$ 67,971	$ 58,545	$ -	$ -	$ 410,640	$ 283,711
Special Mention	-	-	-	-	350	1,348
Substandard	98	-	-	-	4,145	1,741
Doubtful	-	-	-	-	650	-
Loss	-	-	-	-	-	-
Unrated subject to review *	3,133	2,244	-	-	13,477	9,679
Unrated not subject to review *	130,623	114,821	8,400	4,899	437,503	358,841
Total	$ 201,825	$ 175,610	$ 8,400	$ 4,899	$ 866,765	$ 655,320

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million. The loan portfolio review coverage was approximately 48%  at  September 30, 2014 and approximately 44% at December 31, 2013.  As a result of transferring loans into “Discontinued Operations” (see Note 15), management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained.  This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans, which are identified by either the independent loan review department or line management, are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the Chief Executive

Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $85,000 for the nine months ended September 30, 2014 and $77,000  for the  nine months ended September 30, 2013.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $78,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $21.9 million and $36.7 million as of September 30, 2014 and December 31, 2013, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At September 30, 2014, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At September 30, 2014, loans to these related parties included in other assets held for sale amounted to $31.3 million at September 30, 2014 and $28.5 million at December 31, 2013. In addition to these lending transactions, the Bank periodically purchases securities under agreements to resell and  engages in other securities transactions as follows.

The Company executed transactions through PrinceRidge Group LLC, now know as J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB.  For the nine months ended September 30, 2014, the Company purchased $3.4 million of AAA rated SBA loans for Community Reinvestment Act purposes through JVB.  The Company had no security purchases from JVB for the nine months ended September 30, 2014.  From time to time, the Company may also purchase securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificiates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2014 and had complied with all terms for all prior repurchase agreements. A total of $46.3 million of such agreements were outstanding at September 30, 2014 and $6.4 million were outstanding at December 31, 2013.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $495.5  million and $1.24 billion as of September 30, 2014 and December 31, 2013, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2014 and December 31, 2013 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

Assets held for sale at September 30, 2014 have been valued based upon an independent third party review.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Assets held for sale at December 31, 2013 have been  valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

The estimated fair values of demand deposits (comprising interest-and noninterest-bearing checking accounts, savings, and certain types of demand and money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). Liabilities held for sale primarily consist of deposit accounts with fair values approximating carrying values. The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

The fair values of interest rate swaps are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2014, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.  The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	September 30, 2014
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,442,049	$ 1,442,049	$ 52,519	$ 1,389,530	$ -
Investment securities held-to-maturity	96,951	94,889	7,420	-	87,469
Securities purchased under agreements to resell	55,450	55,450	55,450	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	3,409	-	-	3,409
Commercial loans held for sale	136,115	136,115	-	-	136,115
Loans, net	866,765	864,321	-	-	864,321
Assets held for sale	1,143,380	1,143,380	-	-	1,143,380
Demand and interest checking	3,412,593	3,412,593	3,412,593	-	-
Savings and money market	241,518	241,518	241,518	-	-
Time deposits	24	24	-	-	24
Subordinated debenture	13,401	7,987	-	-	7,987
Securities sold under agreements to repurchase	21,496	21,496	21,496	-	-
Interest rate swaps	54	54	-	54	-
Liabilities held for sale	227,898	227,898	-	-	227,898

	December 31, 2013
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,253,117	$ 1,253,117	$ 64,971	$ 1,187,595	$ 551
Investment securities held-to-maturity	97,205	95,030	7,286	-	87,744
Securities purchased under agreements to resell	7,544	7,544	7,544	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209

Commercial loans held for sale	69,904	69,904	-	-	69,904
Loans, net	655,320	649,783	-	-	649,783
Assets held for sale	1,299,914	1,299,914	-	-	1,299,914
Demand and interest checking	3,585,241	3,585,241	3,585,241	-	-
Savings and money market	434,834	434,834	434,834	-	-
Time deposits	242	242	-	-	242
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	21,221	21,221	21,221	-	-
Interest rate swaps	481	481	-	481	-
Liabilities held for sale	253,203	253,203	-	-	253,203

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,766	$ -	$ 16,766	$ -
Federally insured student loan securities	128,378	-	128,378	-
Obligations of states and political subdivisions	608,106	2,297	605,809	-
Residential mortgage-backed securities	365,487	-	365,487	-
Commercial mortgage-backed securities	134,563	-	134,563	-
Other debt securities	188,749	50,222	138,527	-
Total investment securities available for sale	1,442,049	52,519	1,389,530	-
Commercial loans held for sale	136,115	-	-	136,115
Interest rate swaps	54	-	54	-
	$ 1,578,218	$ 52,519	$ 1,389,584	$ 136,115

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 10,726	$ 400	$ 10,326	$ -
Federally insured student loan securities	147,573	-	147,573	-
Obligations of states and political subdivisions	458,118	2,277	455,841	-
Residential mortgage-backed securities	322,774	-	322,774	-
Commercial mortgage-backed securities	120,347	-	120,347	-
Other debt securities	193,579	62,294	130,734	551
Total investment securities available for sale	1,253,117	64,971	1,187,595	551
Commercial loans held for sale	69,904	-	-	69,904
Interest rate swaps	481	-	481	-
	$ 1,323,502	$ 64,971	$ 1,188,076	$ 70,455

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available for sale		Commercial loans
	securities		held for sale
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Beginning balance	$ 551	$ 597	$ 69,904	$ 11,341
Transfers into level 3	-	-	-	-
Transfers out of level 3	(551)	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(1)	839	3,082
Included in other comprehensive income	-	21	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	429,961	309,358
Sales	-		(362,565)	(253,832)
Settlements	-	(66)	(2,024)	(45)
Ending balance	$ -	$ 551	$ 136,115	$ 69,904

The other debt securities and commercial loans held for sale included in level 3 at September 30, 2014 and December 31, 2013 have been valued on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Assets held for sale consist primarily of commercial, commercial mortgage and construction loans which are included in discontinued operations and were transferred to level 3 in the third quarter of 2014.  The fair value of the those assets were $1.14 billion and $1.30 billion at September 30, 2014 and December 31, 2013, respectively.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 5,048	$ -	$ -	$ 5,048
Other real estate owned	725	-	-	725
Intangible assets	6,573	-	-	6,573
	$ 12,346	$ -	$ -	$ 12,346

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 1,634	$ -	$ -	$ 1,634
Intangible assets	7,612	-	-	7,612
	$ 9,246	$ -	$ -	$ 9,246

At September 30, 2014, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $5.0 million through specific reserves and other write downs of $1.2 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at September 30, 2014 were troubled debt restructured loans with a balance of $553,000 which had specific reserves of $46,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of September 30, 2014, the Company had entered into twelve interest rate swap agreements with an aggregate notional amount of $55.6 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a  loss of $428,000  for the nine months ended September 30, 2014 on derivative instruments.  The amount receivable by the Company under these swap agreements was  $54,000 at September 30, 2014.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2014 are summarized below (in thousands):

	September 30, 2014
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
July 7, 2024	$ 5,300	2.8%	0.23%	$ (66)
July 14, 2024	9,200	2.7%	0.23%	(34)
July 15, 2024	7,100	2.6%	0.23%	(11)
August 7, 2024	5,600	2.6%	0.24%	5
August 12, 2024	3,100	2.6%	0.24%	17
September 2, 2024	3,800	2.5%	0.23%	46
September 11, 2024	5,100	2.6%	0.23%	(5)
September 2, 2024	2,200	2.5%	0.23%	25
September 2, 2024	4,800	2.5%	0.23%	56
September 9, 2024	5,100	2.6%	0.23%	26
September 9, 2024	1,000	2.6%	0.23%	4
October 2, 2024	3,300	2.7%	0.24%	(9)
Total	$ 55,600			$ 54

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company  allocated the majority of the $1.8 acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year

($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of September 30, 2014 and the accumulated amortization was $436,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of September 30, 2014 the accumulated amortization was $6.8 million.  For both 2014 and 2013, amortization expense for the third quarter was $250,000 and for the nine months was $750,000.

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

Note 12.  Regulatory Matters

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the Order) with the Federal Deposit Insurance Corporation  (FDIC) which became effective on June 5, 2014. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to weaknesses in the Bank’s Bank Secrecy Act ( BSA)  Compliance Program.

The Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  To date, the Bank has implemented multiple upgrades that address the requirements of the Order.   These measures have and will increase non-interest expense.

Until approval by the FDIC of a BSA Report, for which the Bank has already engaged a third party, the Order places some restrictions on certain activities: the Bank will be restricted from signing and boarding new independent sales organizations; the Bank will be restricted from issuing new non-benefit related reloadable prepaid card programs; and the Bank will be restricted from originating Automated Clearing House transactions for new merchant-related payments.

The Company has been advised by the FDIC that certain actions of third parties through which the Company issues prepaid cards are being scrutinized by the FDIC. The FDIC has further advised the Company that it may take the position that certain operational aspects related to these card programs may implicate non-compliance with unfair or deceptive acts or practices or other regulations. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

While the Bank is prohibited by law from publicly releasing its examination ratings, such ratings, including compliance ratings, can impact the Bank’s FDIC premiums, which are also impacted by the amount of deposits classified as brokered.  The Company has been advised by the FDIC staff that it has recently taken the position that certain products offered in conjunction with third parties, including general purpose reloadable cards, should be classified as “brokered” deposits. The Bank has taken the position that such deposits should not be classified as brokered.  However, if these deposits are required to be reported as brokered, the Bank’s FDIC insurance assessment could be increased up to 10 basis points (0.1%) annually, based on average liabilities.

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

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation the Company decided to discontinue its commercial lending operations, as described in Note 15. Discontinued Operations.  The shift from a  traditional bank balance sheet led the Company to evaluate the remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business; specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, Small Business Administration loans, leasing and security backed lines of credit and any deposits generated by those business lines.  Payments include prepaid cards,  merchant payments and healthcare accounts.  Corporate includes our investment portfolio and corporate overhead and other non allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its operations.

	For the three months ended September 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
Interest income	$ 9,157	$ 14	$ 8,862	$ -	$ 18,033
Interest allocation	-	8,862	(8,862)	-	-
Interest expense	985	1,537	131	-	2,653
Net interest income	8,172	7,339	(131)	-	15,380
Provision	965	-	-	-	965
Non-interest income	4,200	15,912	143	-	20,255
Non-interest expense	8,749	19,553	4,833	-	33,135
Income (loss) from continuing operations before taxes	2,658	3,698	(4,821)	-	1,535
Income taxes	-	-	45	-	45
Income (loss) from continuing operations	2,658	3,698	(4,866)	-	1,490
Loss from discontinued operations	-	-	-	(18,295)	(18,295)
Net income (loss)	$ 2,658	$ 3,698	$ (4,866)	$ (18,295)	$ (16,805)

	For the three months ended September 30, 2013
	Specialty finance	Payments	Corporate	Discontinued operations	Total
Interest income	$ 7,210	$ 16	$ 5,979	$ -	$ 13,205
Interest allocation	-	5,979	(5,979)	-	-
Interest expense	978	1,280	271	-	2,529
Net interest income	6,232	4,715	(271)	-	10,676
Provision	379	-	-	-	379
Non-interest income	6,150	12,905	121	-	19,176
Non-interest expense	8,022	15,168	3,194	-	26,384
Income (loss) from continuing operations before taxes	3,981	2,452	(3,344)	-	3,089
Income taxes	-	-	935	-	935
Income (loss) from continuing operations	3,981	2,452	(4,279)	-	2,154
Income from discontinued operations	-	-	-	2,634	2,634
Net income (loss)	$ 3,981	$ 2,452	$ (4,279)	$ 2,634	$ 4,788

For the nine months ended September 30, 2014

	Specialty finance	Payments	Corporate	Discontinued operations	Total
Interest income	$ 26,409	$ 44	$ 25,743	$ -	$ 52,196
Interest allocation	-	25,743	(25,743)	-	-
Interest expense	2,977	4,565	536	-	8,078
Net interest income	23,432	21,222	(536)	-	44,118
Provision	3,420	-	-	-	3,420
Non-interest income	17,768	48,667	806	-	67,241
Non-interest expense	28,908	56,511	12,936	-	98,355
Income (loss) from continuing operations before taxes	8,872	13,378	(12,666)	-	9,584
Income taxes	-	-	282	-	282
Income (loss) from continuing operations	8,872	13,378	(12,948)	-	9,302
Loss from discontinued operations	-	-	-	(25,471)	(25,471)
Net income (loss)	$ 8,872	$ 13,378	$ (12,948)	$ (25,471)	$ (16,169)

	For the nine months ended September 30, 2013
	Specialty finance	Payments	Corporate	Discontinued operations	Total
Interest income	$ 20,412	$ 49	$ 16,328	$ -	$ 36,789
Interest allocation	-	16,328	(16,328)	-	-
Interest expense	2,785	3,471	1,163	-	7,419
Net interest income	17,627	12,906	(1,163)	-	29,370
Provision	461	-	-	-	461
Non-interest income	16,919	42,845	356	-	60,120
Non-interest expense	22,336	43,636	8,714	-	74,686
Income (loss) from continuing operations before taxes	11,749	12,115	(9,521)	-	14,343
Income taxes	-	-	4,344	-	4,344
Income (loss) from continuing operations	11,749	12,115	(13,865)	-	9,999
Income from discontinued operations	-	-	-	7,787	7,787
Net income (loss)	$ 11,749	$ 12,115	$ (13,865)	$ 7,787	$ 17,786

September 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
Total assets	$ 1,004,878	$ 36,573	$ 2,111,681	$ 1,143,380	$ 4,296,512
Total liabilities	$ 1,026,987	$ 2,562,790	$ 122,447	$ 227,898	$ 3,940,122

December 31, 2013
	Specialty finance	Payments	Corporate	Discontinued operations	Total
Total assets	$ 732,000	$ 26,190	$ 2,647,961	$ 1,299,914	$ 4,706,065
Total liabilities	$ 1,031,904	$ 2,649,358	$ 411,996	$ 253,203	$ 4,346,461

Note 15.  Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and will focus on its specialty finance lending.  The loans which constitute that portfolio are in the process of disposition to independent purchasers.  As such, financial results of the commercial lending operations are presented as separate from discontinued operations on the consolidated statements of operations and assets and liabilities of the commercial lending operations to be disposed  are presented as assets held for sale and liabilities held for sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest income	$ 12,689	$ 13,618	$ 38,732	$ 41,615
Interest expense	112	177	410	605
Provision	-	7,621	30,345	22,539
Net interest income	12,577	5,820	7,977	18,471

Non interest income	501	426	1,380	976
Non interest expense	48,590	2,513	52,157	6,277

Income (loss) before taxes	(35,512)	3,733	(42,800)	13,170
Income taxes	(17,217)	1,099	(17,329)	5,383
Net income (loss)	$ (18,295)	$ 2,634	$ (25,471)	$ 7,787

	September 30,	December 31,
	2014	2013
Loans, net	$ 1,113,802	$ 1,267,107
Other assets	29,578	32,807
Total assets	$ 1,143,380	$ 1,299,914

Deposits	$ 227,489	$ 252,672
Other liabilities	409	531
Total liabilities	$ 227,898	$ 253,203

Based upon an independent third party review, the Company marked the $1.20 billion  commercial lending portfolio in discontinued operations to fair value.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  In addition to $44 million in the allowance for loan losses which was net against those loans, an additional $38.9 million expense resulted from the valuation to estimated sales price, which was also net against those loans.   The results of discontinued operations do not include any future severance payments.

Note 16. Subsequent Events

The Company evaluated its September 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

 Overview

We are a Delaware financial holding company with a wholly owned subsidiary, The Bancorp Bank, which we refer to as the Bank. Through the Bank, we provide a wide range of commercial and retail banking services, which include private label banking, healthcare accounts, prepaid and debit cards, and merchant payment processing to national markets.  We are also engaged in specialty lending and offer Small Business Administration (“ SBA”) loans, leases and  security backed lines of credit (“SBLOC”) nationally. Our commercial mortgage backed securities department originates loans nationally for sale into secondary markets.

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

Recent Developments

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent, Order with the Federal Deposit Insurance Corporation, or the FDIC, which became effective on June 5, 2014. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to  the Bank’s Bank Secrecy Act, or BSA,  Compliance Program.

The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations, among them: appoint a qualified BSA/OFAC (Office of Foreign Assets Control) officer; revise the written BSA Compliance Program; develop and implement additional policies and procedures for suspicious activity monitoring and reporting; review and enhance customer due diligence and risk assessment processes; review past account activity to determine whether suspicious activity was properly identified and reported; strengthen internal controls, including augmenting Board oversight regarding BSA activities; and establish an independent testing program and develop policies and procedures to govern staffing and training for BSA compliance. (See “Item 1A Risk Factors”)

To date, the Bank has implemented multiple upgrades that address the requirements of the 2014 Consent Order, such as appointing a qualified BSA/OFAC  officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions; and increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards. Although these measures have increased and will continue to add to non-interest expense, including significant initial consulting fees, we expect that the growth in our continuing lines of business should, over time, cover these expenses. (See “Non- Interest Expense”)

Until approval by the FDIC of a BSA Report (for which the Bank has already engaged a third party), the 2014 Consent Order places some restrictions on certain activities: the Bank will be restricted from signing and boarding new independent sales organizations; the Bank will be restricted from issuing new non-benefit related reloadable prepaid card programs; and the Bank will be restricted from originating Automated Clearing House transactions for new merchant-related payments. Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.    As a result of the 2014 Consent Order, the Bank has become obligated for approximately $6.3 million of additional lookback and other consulting costs which we will  recognize as expense as related services are performed.  We believe these expenses will be recognized over the next two quarters.

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

While the Bank is prohibited by law from publicly releasing its examination ratings, such ratings, including compliance ratings, can impact the Bank’s FDIC premiums, which are also impacted   by the amount of deposits classified as brokered.  We have learned from the FDIC staff that it has recently taken the position that certain products offered in conjunction with third parties, including general purpose reloadable cards, should be classified as “brokered” deposits. The Bank has taken the position that such deposits should not be classified as brokered. However, if these deposits are required to be reported as brokered, the Bank’s FDIC insurance assessment could be increased up to 10 basis points (0.1%) annually, based on average liabilities.  Other adverse regulatory actions could also potentially result from brokered classifications. (See “Item 1A Risk Factors”)

We are a  defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adversely affect our financial condition and results of operations. See Part II, Item 1A, “Risk Factors- We are named as a defendant in a class action securities lawsuit and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.” This litigation is in its preliminary stages. The Company believes that the complaint is without merit and intends to defend vigorously.

We have decided to discontinue our commercial lending operations. The loans which constitute that portfolio are in the process of disposition. This represents a strategic shift to a focus on Bancorp’s specialty lending including small fleet leasing, SBLOC, CMBS origination and SBA lending. As a result of the discontinuation, we expect to dispose of approximately $1.20 billion of commercial loans.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  See Part II, Item IA, “Risk Factors—We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.

Results of Operations

Third quarter 2014 to third quarter 2013

Net Income: Net income from continuing operations for the third quarter of 2014 was $1.5 million, or $.04 per diluted share, compared to $2.2 million, or $.06 per diluted share for the third quarter of 2013. After discontinued operations, net loss for the third quarter of 2014 was $16.8 million compared to net income of $4.8 million for the third quarter of 2013.  A $4.7 million increase in net interest income and a $1.2 million increase in non-interest income (excluding security gains) were more than offset by $2.7 million of BSA related consulting expenses, $4.0 million of other non interest expense and a $586,000 increase in the provision for loan and lease losses. The income tax provision decreased $890,000 between the periods. Non-interest income (excluding security gains) increased to $20.3 million in third quarter 2014 from $19.1 million in third quarter 2013, reflecting increases in prepaid card fees and other non-interest income categories. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of accounts and transactions.  Gain on  sale of loans was $2.8 million for the third quarter of 2014 reflecting lower margins than the previous year.  This gain was partially offset by approximately $1.6 million of departmental loan origination expenses reflected in non-interest expense.  Net interest income increased to $15.4 million from $10.7 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $586,000 to $965,000 in third quarter 2014, compared to $379,000 in third quarter 2013 reflecting higher reserves on specific loans, higher loan chargeoffs and higher loan balances in 2014.  Net loss from discontinued operations was $18.3 million in third quarter 2014, compared to  $2.6 million of net income on discontinued operations for the third quarter of 2013.  The loss primarily reflected a $38.9 million adjustment to reduce  the carrying value of the  commercial, construction and commercial mortgage loan portfolios to fair value as those portfolios were transferred to assets held for sale. That transfer  reflected our  decision to discontinue the operations of those busineses. The $18.3 million resulting loss reflected an overall tax benefit rate of approximately 51%.  Diluted loss per share was $0.45 in third quarter 2014 compared to diluted earnings per share of $0.13 in the third quarter of 2013.  Return on average assets and return on average equity were not meaningful for the third quarter of 2014, compared to 0.48% and 5.52% for the third quarter of 2013.

Net Interest Income:  Our net interest income for third quarter 2014 increased to $15.4 million, an increase of $4.7 million or 44.1% from $10.7 million in third quarter 2013. Our interest income for third quarter 2014 increased to $18.0 million, an increase of $4.8 million or 36.6% from $13.2 million for third quarter 2013.  The increase in interest income resulted primarily from higher balances of investment securities and loans.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $924.4 million for third quarter 2014 from $676.0 million for third quarter 2013, while related interest income increased $1.9 million on a tax equivalent basis.  Our average investment securities increased to $1.56 billion for third quarter 2014 from $1.14 billion for third quarter 2013, while related interest income increased $4.1 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for third quarter 2014 increased to 2.81% from 2.53% in the third quarter of 2013, an increase of 28 basis points.  The increase in the net interest margin resulted primarily from deployment of overnight balances into higher yielding loans and investments and exiting less profitable deposit relationships.  In third quarter 2014, the average yield on our loans decreased to 3.98% from 4.29% for third quarter 2013, a decrease of

31 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates as a result of the current low interest rate environment.  Yields on taxable investment securities in third quarter 2014 were higher at 2.06% compared to 1.94% for third quarter 2013, an increase of 12 basis points.  Yields on non-taxable investments were higher at 3.69% compared to 2.74%, respectively, an increase of 95 basis points.  The higher yields reflected new purchases with longer maturities which typically have higher yields than shorter maturities.  Average interest earning deposits decreased $224.9 million, or 32.0% to $477.6 million in third quarter 2014 from $702.5 million in third quarter 2013, as overnight investments were deployed into investment securities and loans.  The interest cost of total deposits and interest bearing liabilities amounted to 0.29% for third quarter 2014 compared to 0.31% in third quarter 2013.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 907,691	$ 9,032	3.98%	$ 658,139	$ 7,058	4.29%
Leases - bank qualified*	16,706	218	5.22%	17,894	260	5.81%
Investment securities-taxable	1,029,544	5,311	2.06%	837,700	4,057	1.94%
Investment securities-nontaxable*	526,393	4,858	3.69%	297,301	2,040	2.74%
Interest earning deposits at Federal Reserve Bank	477,609	285	0.24%	702,492	438	0.25%
Federal funds sold/securities purchased under agreement to resell	31,153	105	1.35%	44,289	157	1.42%
Net interest earning assets	2,989,096	19,809	2.65%	2,557,815	14,010	2.19%

Allowance for loan and lease losses	(8,473)			(4,850)
Assets held for sale	1,227,796	12,689	4.13%	1,355,442	13,618	4.02%
Other assets	85,541			76,321
	$ 4,293,960			$ 3,984,728

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,389,692	$ 2,233	0.26%	$ 2,881,927	$ 1,999	0.28%
Savings and money market	221,604	290	0.52%	352,831	402	0.46%
Total deposits	3,611,296	2,523	0.28%	3,234,758	2,401	0.30%

Repurchase agreements	18,396	13	0.28%	19,771	13	0.26%
Subordinated debt	13,401	116	3.46%	13,401	115	3.43%
Total deposits and interest bearing liabilities	3,643,093	2,652	0.29%	3,267,930	2,529	0.31%

Liabilities held for sale	272,220	112	0.16%	369,576	177	0.19%
Other liabilities	14,585			2,896
Total liabilities	3,929,898			3,640,402

Shareholders' equity	364,062			344,326
	$ 4,293,960			$ 3,984,728

Net interest income on tax equivalent basis *		$ 29,734			$ 24,922

Tax equivalent adjustment		1,776			805

Net interest income		$ 27,958			$ 24,117

Net interest margin *			2.81%			2.53%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For third quarter 2014, average interest earning assets increased to $2.99 billion, an increase of $431.3 million or 16.9% from third quarter 2013.  The increase reflected increased average balances of loans and leases of $248.4 million or 36.7%, and increased average balances of investment securities of $420.9 million or 37.1%.  Average demand and interest checking deposits increased $507.8 million or 17.6%. The Bank experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $965,000 for the third quarter of 2014 compared to $379,000 for the third quarter of 2013.   The $586,000 increase reflected the impact of higher reserves on specific loans and higher charge-offs on the allowance for loan and lease loss adequacy methodology. The provision also increased as a result of loan growth.  As a result of these factors and the resulting increased provisions for loan losses, the allowance for loan losses increased to $4.4 million or 0.51% of total loans at September 30, 2014, from $2.2 million or 0.33% of total loans at December 31, 2013.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $20.3 million in third quarter 2014 compared to $19.1 million in third quarter 2013 before losses on securities of $35,000 in the third quarter of 2014 and before gains on securities of  $42,000 in the third quarter of 2013.  The $1.2 million or 6.0% increase between those respective periods reflected increases in several categories, including a $2.1 million or 20.9% increase in prepaid card fees to $12.3 million for third quarter 2014.  The increase resulted from an increased volume of transactions from current and new customers.  Gain on sale of loans, reflecting lower margins, decreased $2.0 million or 41.5% to $2.8 million for third quarter 2014, which was gross of $1.6  million of  direct production expenses, from $4.7 million for third quarter 2013, gross of $1.6 million of such expense. A significant portion of direct production expenses are fixed in the short term.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $402,000 or 32.5% to $1.6 million for third quarter 2014 from $1.2 million for third quarter 2013 reflecting increased service charges on retirement accounts.  Affinity fees decreased $73,000 or 10.1% to $649,000 for third quarter 2014 from $722,000 for third quarter 2013.  The decrease resulted from the termination of an affinity group, partially offset by the growth in another.  Other non-interest income decreased $150,000 or 33.4% to $299,000 for third quarter 2014 from $449,000 in third quarter 2013.

Non-Interest Expense. Total non-interest expense was $33.1 million for third quarter 2014, an increase of $6.8 million or 25.6% over $26.4 million for third quarter 2013.  The increase reflected $2.7 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the Order.  The Bank’s additional related obligations include approximately $6.3 million of lookback and other consulting costs which will be recognized as expense as related services are performed.   We believe these expenses will be recognized over the next two quarters.  Additional future annual expense for staff for BSA and other compliance is estimated at $2.7 million and may be adjusted based on volume, internal and regulatory assessments.   The Bank is attempting to reallocate staff and identify partial offsets to these expenses. Salaries and employee benefits amounted to $13.9 million, an increase of $614,000 or 4.6% over $13.3 million for third quarter 2013.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA compliance, information technology and commercial loan sales staffing.  It also reflected average annual salary increases approximating 2% for our staff.   Depreciation and amortization increased $244,000 or 26.1% to $1.2 million in third quarter 2014 from $934,000 in third quarter 2013 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $288,000 or 29.2% to $1.3 million in third quarter 2014 from $986,000 in third quarter 2013 which reflected increased main office operations space and new Florida office space for BSA staff.  Data processing increased $605,000 or 22.3% to $3.3 million in third quarter 2014 from $2.7 million in third quarter 2013.  The increase reflected increased account and transaction volume.  Printing and supplies increased $140,000 or 39.8% to $492,000 in third quarter 2014 from $352,000 in third quarter 2013 reflecting expenses related to an increase in the number of health savings accounts.  Audit expense increased $9,000 or 2.6% to $356,000 in third quarter 2014 from $347,000 in third quarter 2013 reflecting increased compliance audit expense.   Legal expense decreased $85,000 or 13.2% to $557,000 in third quarter 2014 from $642,000 in third quarter 2013.     FDIC insurance expense increased $597,000 or 66.7% to $1.5 million for third quarter 2014 from $895,000 in third quarter 2013, reflecting a higher assessment rate and increased average deposits.  Software expense increased $225,000 or 24.1% to $1.2 million in third quarter 2014 from $933,000 in third quarter 2013 reflecting additional prepaid and other information technology related expense to improve efficiency and scalability.  Other non-interest expense increased $1.3 million or 26.1% to $6.3 million in third quarter 2014 from $5.0 million in third quarter 2013.  The  increase reflected an increase of $230,000 related to commercial loan sales, $259,000 in consulting for information technology and other items  $178,000 in telephone and $126,000 in prepaid card fraud losses and $119,000 in recruiting fees for compliance staff.

Income Taxes.  Income tax expense was $45,000 for third quarter 2014 compared to income tax expense of $935,000 in third quarter 2013, a decrease of $890,000.  The decrease resulted from a decrease in the effective tax rate and lower income.  Our effective tax rate for third quarter 2014 was 2.93% compared to 30.3% in third quarter 2013.  The lower effective tax rate was computed on the basis of an estimated annualized tax rate. The lower tax rate reflected the impact of tax exempt municipal income; however, the Bank’s historical tax rate is more consistent with the 35% statutory federal rate.

First nine months 2014 to first nine months 2013

Net Income: Net income from continuing operations for the first nine months of 2014 was $9.3 million, or $.25 per diluted share, compared to $10.0 million, or $.26 per diluted share for the first nine months  of 2013. After discontinued operations, net loss for the first nine months of 2014 was $16.2 million, compared to net income of $17.8 million for the first nine months of 2013. A $14.7 million increase in net interest income and a $7.5 million increase in non-interest income (excluding security gains) were more than offset by $4.9 million of BSA related consulting expenses,  $18.8 million in other non-interest expense and a $3.0 million increase in the provision for loan and lease losses. The income tax provision decreased $4.1 million between the periods. Non-interest income (excluding security gains) increased to $66.9 million in the first nine months of 2014 from $59.3 million in the first nine months of 2013, reflecting increases in prepaid card fees and other non interest income categories. Higher prepaid fees reflected an increased volume of accounts and related transaction fees. Other non-interest income categories increased as a result of both an increased volume of transactions and increased service charges on certain retirement and health savings accounts.  Net interest income increased to $44.1 million from $29.4 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses increased $3.0 million to $3.4 million in the first nine months of 2014, compared to $461,000 in the first nine months of 2013 reflecting higher reserves on specific loans, higher loan chargeoffs and higher loan balances in 2014. Net loss from discontinued operations was $25.5 million for the first nine months of 2014, compared to  $7.8 million of net income on discontinued operations for the first nine months of 2013.  The loss in 2014 reflected a $38.9 million adjustment to reduce  the carrying value of the  commercial, construction and commercial mortgage loan portfolios to fair value as those portfolios were transferred to assets held for sale. That transfer  reflected our  decision to discontinue the operations of those businesses. The $25.5 million resulting loss reflected an overall tax benefit rate of approximately 40%.  Diluted loss per share was $0.43 for the first nine months of 2014 compared to diluted earnings per share of $0.47 in the first nine months of 2013.  Return on average assets  and return on average equity was not meaningful for the first nine months of 2014, compared to 0.59% and 6.91% for the first nine months of 2013.

Net Interest Income:  Our net interest income for the first nine months of 2014 increased to $44.1 million, an increase of $14.7 million, or 50.2%, from $29.4 million in the first nine months of 2013. Our interest income for first the nine months of 2014 increased to $52.2 million, an increase of $15.4 million or 41.9% from $36.8 million for the first nine months of 2013.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $876.6 million for the first nine months of 2014 from $626.6 million for the first nine months of 2013, while related interest income increased $6.0 million on a tax equivalent basis.  Our average investment securities increased to $1.50 billion for the first nine months of 2014 from $996.7 million for the first nine months of 2013, while related interest income increased $12.6 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2014 increased to 2.59% from 2.41% in the first nine months of 2013, an increase of 18 basis points.  The increase in the net interest margin resulted primarily from deployment of overnight balances into higher yielding investments and loans and the exit of less profitable deposit relationships.  In the first nine months of 2014, the average yield on our loans decreased to 4.03% from 4.37% for the first nine months of 2013, a decrease of 34 basis points. The decrease is the result of existing higher rate loans repricing to lower rates, and new loans pricing at lower rates as a result of the current low market interest rate environment.  Yields on taxable investment securities were higher at 2.03% compared to 1.92%, an increase of 11 basis points.  Additionally, yields on non-taxable investments were higher at 3.66% compared to 2.85%, respectively, an increase of 81 basis points.  The higher yields reflected new purchases with longer maturities which typically have higher yields than shorter maturities.  Average interest earning deposits decreased $166.7 million, or 17.4% to $793.6 million in the first nine months of 2014 from $960.2  million in the first nine months of 2013 as overnight investments were deployed into investment securities and loans.  The interest cost of total deposits and interest bearing liabilities amounted to 0.28% for the first nine months of 2014 compared to 0.30% in the first nine months of 2013.  The decrease is primarily the result of continuing decreases in our deposit rates due to the prolonged period of low market interest rates.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

Nine months ended September 30,
2014			2013
Average		Average	Average		Average
Balance	Interest	Rate	Balance	Interest	Rate

	(dollars in thousands)			(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 858,829	$ 25,977	4.03%	$ 611,251	$ 20,025	4.37%
Leases - bank qualified*	17,756	708	5.32%	15,376	668	5.79%
Investment securities-taxable	1,037,344	15,804	2.03%	785,973	11,345	1.92%
Investment securities-nontaxable*	459,508	12,613	3.66%	210,678	4,499	2.85%
Interest earning deposits at Federal Reserve Bank	793,560	1,460	0.25%	960,220	1,781	0.25%
Federal funds sold/securities purchased under agreement to resell	28,612	296	1.38%	32,897	279	1.13%
Net interest earning assets	3,195,609	56,858	2.37%	2,616,395	38,597	1.97%

Allowance for loan and lease losses	(3,492)			(2,359)
Assets held for sale	1,285,922	38,732	4.02%	1,350,838	41,615	4.11%
Other assets	96,627			75,955
	$ 4,574,666			$ 4,040,829

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,569,670	$ 6,721	0.25%	$ 2,933,218	$ 5,725	0.26%
Savings and money market	271,621	976	0.48%	349,437	1,222	0.47%
Total deposits	3,841,291	7,697	0.27%	3,282,655	6,947	0.28%

Short term borrowings	7	-	0.00%	-	-	0.00%
Repurchase agreements	17,262	37	0.29%	17,545	39	0.30%
Subordinated debt	13,401	344	3.42%	13,401	433	4.31%
Total deposits and interest bearing liabilities	3,871,961	8,078	0.28%	3,313,601	7,419	0.30%

Liabilities held for sale	308,465	410	0.18%	375,131	605	0.22%
Other liabilities	16,839			7,963
Total liabilities	4,197,265			3,696,695

Shareholders' equity	377,401			344,134
	$ 4,574,666			$ 4,040,829

Net interest income on tax equivalent basis *		$ 87,102			$ 72,188

Tax equivalent adjustment		4,662			1,808

Net interest income		$ 82,440			$ 70,380

Net interest margin *			2.59%			2.41%

* Fully taxable equivalent basis using a 35% statutory tax rate.
** Includes loans held for sale.

For the first nine months of 2014, average interest earning assets increased to $3.20 billion, an increase of $579.2 million or 22.1% from the first nine months of 2013.  The increase reflected increased average balances of loans and leases of $250.0 million or 39.9%, and increased average balances of investment securities of $500.2 million or 50.2%.  As noted previously these increases were partially offset by decreases in interest earning deposits.  Average demand and interest checking deposits increased $636.5 million or 21.7%. The Bank experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $3.4 million for the first nine months of 2014 compared to $461,000 for the first nine months of 2013.  The $3.0 million increase in the provision reflected the impact of higher reserves on specific loans in 2014 compared to 2013 and the impact of higher charge-offs on the allowance for loan and lease loss adequacy methodology.  The provision also increased as a result of loan growth. The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2014, our allowance for loan and lease losses amounted to $4.4 million or 0.51% of total loans  compared to $2.2 million or 0.33% of total loans at December 31, 2013.

Non-Interest Income. Non-interest income was $66.9 million in the first nine months of 2014 compared to $59.3 million in the first nine months of 2013 before gains on securities of $365,000 and $785,000 respectively.  The $7.5 million or 12.7% increase between those respective periods reflected a $5.0 million or 14.8% increase in prepaid fees to $38.7 million for first nine months 2014.  The increase resulted from an increased volume of transactions from current and new customers.   Gain on sale of loans increased $803,000  or 6.3% to $13.5 million for the first nine months of 2014, which was gross of $8.9 million of  direct production and other departmental expenses, from $12.7 million for the first nine months of 2013, gross of $4.1 million of such expense. The increase in direct production expenses reflected additional compensation related expense and expenses to expand  the department.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $850,000 or 25.8% to $4.1 million for the first nine months of 2014 from $3.3 million for the first nine months of 2013 reflecting increased service charges on retirement accounts.  Affinity fees decreased $577,000 or 23.8% to $1.9 million for the first nine months of 2014 from $2.4 million for the first nine months of 2013.  This decrease resulted primarily from the termination of one affinity relationship in 2013 which which was partially offset by growth in another.  Other non-interest income decreased $719,000 or 37.1% to $1.2 million for the first nine months of 2014 from $1.9 million in the first nine months of 2013.  This decrease reflected the impact of the wind down of a contract related to our European operation and a one-time fee of $300,000 related to a healthcare program contract in the first nine months of 2013.

Non-Interest Expense. Total non-interest expense was $98.4 million for the first nine months of 2014, an increase of $23.7 million or 31.7% over $74.7 million for the first nine months of 2013.  The increase reflected $4.9 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the Order.  The Bank’s additional related obligations include approximately $6.3 million of lookback and other consulting costs which will be recognized as expense as related services are performed.  We believe these expenses will be recognized over the next two quarters. Additional future annual expense for staff for BSA and  other compliance is estimated at $2.7 million and may be adjusted based on volume as well as  internal and regulatory assessments.  The Bank is attempting to reallocate staff and identify partial offsets to this expense.  Salaries and employee benefits amounted to $44.8 million, an increase of $5.9 million or 15.1% over $38.9 million for the first nine months of 2013.  The increase in salaries and employee benefits reflected staff additions and related expense for  BSA compliance, commercial loan sales, prepaid operations staffing and information technology.  It also reflected average annual salary increases approximating 2% for our staff.  Depreciation and amortization increased $696,000 or 26.1% to $3.4 million in the first nine months of 2014 from $2.7 million in the first nine months of 2013 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $597,000 or 21.1% to $3.4 million in the first nine months of 2014 from $2.8 million in the first nine months of 2013 which reflected increased main office operations space and new Florida office space for BSA staff.  Data processing expense increased $2.1 million or 26.1% to $10.0 million in the first nine months of 2014 from $8.0 million in the first nine months of 2013.  The increase reflected increased account and transaction volume.  Printing and supplies increased $446,000 or 37.4% to $1.6 million in the first nine months of 2014 from $1.2 million in the first nine months of 2013 reflecting expenses related to an increase in the number of  health savings accounts.  Audit expense increased $169,000 or 17.5% to $1.1 million in the first nine months of 2014 from $963,000 in the first nine months of 2013.  The increase reflected additional audit expense for external auditors, data security and compliance.  Legal expense increased $557,000 or 59.8% to $1.5 million for the first nine months of 2014 from $932,000 in the first nine months of 2013.  The increase in legal expense reflected higher regulatory costs.  FDIC insurance expense increased $1.6 million or 57.5% to $4.3 million for the first nine months of 2014 from $2.7 million in the first nine months of 2013, reflecting a higher assessment rate and increased average deposits.  Software expense increased $777,000 or 29.1% to $3.4 million in the first nine months of 2014 from $2.7 million in the first nine months of 2013 reflecting additional prepaid card and other information technology related expense to improve efficiency and scalability.  Other non-interest expense increased $5.8 million or 44.4% to $18.9 million in the first nine months of 2014 from $13.1 million in the first nine months of 2013.  The $5.8 million increase reflected an increase of $1.4 million related to commercial loan sales, $717,000 for information technology and other consulting, $500,000 for a legal settlement, $323,000 in operating taxes, $445,000 in insurance, $418,000 in telephone, $339,000 in travel, $181,000 in prepaid card fraud losses and $173,000 in postage.

Income Taxes.  Income tax expense was $282,000 for the first nine months of 2014 compared to income tax expense of $4.3 million in the first nine months of 2013, a decrease of $4.1 million.  The decrease resulted from a decrease in the effective tax rate and lower income.  Our effective tax rate for the first nine months of 2014 was 2.94% compared to 30.3% for the first nine months of 2013.   The lower effective tax rate was computed on the basis of an estimated annualized tax rate. The lower tax rate  reflected the impact of tax exempt municipal income; however, the Bank’s historical tax rate is more consistent with the 35% statutory federal rate.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

The primary source of funds for our financing activities during the first nine months of 2014 was interest earning deposits at the Federal Reserve, which were deployed into loans and investment securities to achieve higher yields.  Deposits over that nine month period were reduced by $366.2 million which reflected deposits transferred to held for sale as a result of discontinued operations, and other decreases resulting from the exit of less profitable relationships. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.  We have been reducing excess liquidity as a result of low overnight rates.  Accordingly, excess liquidity maintained as interest earning deposits at the Federal Reserve  has decreased.  These reductions resulted from deployment of overnight funds into investments and loans and exiting less profitable relationships.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank, Wells Fargo Bank and PNC Bank. We have a $430.0 million line of credit with the Federal Home Loan Bank and $49.0 million in additional lines of credit with correspondent banks. As of  September 30, 2014, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks.

Included in our cash and cash-equivalents at September 30, 2014 were $430.1 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $179.1 million for the year to date ended September 30, 2014 and $423.0 million for the prior year to date ended September 30, 2013 and funding for net loan growth, which was $213.4 million and $108.4 million, respectively.  Deposit outflows resulted from exiting less profitable customer deposit relationships in the nine months ended September 30, 2014.  We had outstanding commitments to fund loans, including unused lines of credit of $735.1 million and $590.1 million as of September 30, 2014 and December 31, 2013, respectively.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At September 30, 2014 we were “well capitalized” under banking regulations. On July 10, 2014, the Company entered into agreements with two investment banks under which the Company may sell up to $50 million of common stock in at-the-market-offerings.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of September 30, 2014
Bancorp	8.10%	12.95%	13.11%
The Bancorp Bank	7.51%	12.03%	12.19%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2013
Bancorp	8.58%	14.57%	15.83%
The Bancorp Bank	6.72%	11.40%	12.66%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2014. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Loans net of deferred loan costs	$ 567,776	$ 50,171	$ 134,634	$ 110,248	$ 3,936
Investment securities	469,533	114,036	356,722	189,367	409,342
Interest earning deposits	430,117	-	-	-	-
Securities purchased under agreements to resell	55,450	-	-	-	-
Total interest earning assets	1,522,876	164,207	491,356	299,615	413,278

Interest bearing liabilities:
Demand and interest checking *	2,133,928	184,975	184,975	-	-
Savings and money market	60,380	120,758	60,380	-	-

Time deposits	7	-	17	-	-
Securities sold under agreements to repurchase	21,496	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,229,212	305,733	245,372	-	-
Gap	$ (706,336)	$ (141,526)	$ 245,984	$ 299,615	$ 413,278
Cumulative gap	$ (706,336)	$ (847,862)	$ (601,878)	$ (302,263)	$ 111,015
Gap to assets ratio	-16%	-3%	6%	7%	10%
Cumulative gap to assets ratio	-16%	-20%	-14%	-7%	3%

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

Financial Condition

General.    Our total assets at September 30, 2014 were $4.30 billion, of which our total loans were $866.8 million. At December 31, 2013 our total assets were $4.71 billion, of which our total loans were $655.3 million.

Interest earning deposits and federal funds sold.  At September 30, 2014, we had a total of $430.1 million of interest earning deposits compared to $1.20 billion at December 31, 2013 a decrease of $766.4 million or 64.1%.  These deposits were comprised primarily of balances at the Federal Reserve , which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities increased to $1.54 billion at September 30, 2014, an increase of $188.7 million or 14.0% from year-end 2013. The increase in investment securities was primarily a result of increased purchases of municipal and residential mortgage-backed securities.  The purchases carry higher yields than overnight investments which, because of the historically low rate environment, earn approximately 25 basis points.

Other securities, included in the held-to-maturity classification at September 30, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, three single issuer trust preferred securities and one pooled trust preferred securitiy.

A total of $21.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the three single issuer trust preferred securities of $14.0 million, of which one security for $1.9 million was issued by a bank and two securities totaling $12.1 million were issued by two different insurance companies;  and (ii) book value of a bank senior note of $7.0 million.

A total of $75.9 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $174,000, which was collateralized by bank trust preferred securities;   and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	3,172	2,889	(283)	Not rated
Security C	8,950	5,071	(3,879)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of September 30, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Subordination

Pool A (7 performing issuers)	Mezzanine *	$ 174	$ 260	$ 86	CAA1	**

* The actual deferrals and defaults as a percentage of the original collateral were 20.27%.  Assumed losses resulting from expected deferrals and defaults as a percentage of remaining collateral is .75% annually with 15% recovery with a two year lag.

** There is no excess subordination in these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date September 30, 2014 and September 30, 2013 respectively, we recognized other-than-temporary impairment charges of $0 and $20,000 related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $3.4  million at September 30, 2014 compared to $3.2 million at December 31, 2013.

Investment securities with a carrying value of $24.2 million at September 30, 2014 and $29.1 million at December 31, 2013, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, Small Business Administration, or SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale increased to $136.1 million at September 30, 2014 from $69.9 million at December 31, 2013.

Loan portfolio. Total loans increased to $866.8 million at September 30, 2014 from $655.3 million at December 31, 2013.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2014	2013

SBA non real estate and student loan commercial	$ 96,079	$ 53,391
SBA commercial mortgage	95,492	75,666
SBA construction	16,472	51
Total commercial loans	208,043	129,108
Direct lease financing	201,825	175,610
Consumer and other loans	448,497	345,703
	858,365	650,421
Unamortized loan fees and costs	8,400	4,899
Total loans, net of deferred loan costs	$ 866,765	$ 655,320

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with Accounting Series Codification, or ASC 450, Contingencies, and ASC 310, Receivables. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance. This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance. This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate. Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 48% and 44% of the portfolio was reviewed at September 30, 2014 and December 31, 2013, respectively.  As a result of the transfer of loans from discontinued operations  to held for sale, management is currently assessing the review scope for the remaining portfolio.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ 351	$ 319	$ -	$ 1,060	$ 1,730	$ 94,349	$ 96,079
Commercial mortgage	-	-	-	-	-	95,492	95,492
Construction	-	-	-	-	-	16,472	16,472
Direct lease financing	1,783	1,352	264	-	3,399	198,426	201,825
Consumer - other	-	-	-	3,435	3,435	400,785	404,220
Consumer - home equity	327	9	-	-	336	43,941	44,277
Unamortized loan fees and costs	-	-	-	-	-	8,400	8,400
	$ 2,461	$ 1,680	$ 264	$ 4,495	$ 8,900	$ 857,865	$ 866,765

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2013	past due	past due	90 days	Non-accrual	past due	Current	loans
Commercial	$ -	$ -	$ -	$ 168	$ 168	$ 53,223	$ 53,391
Commercial mortgage	-	-	-	-	-	75,666	75,666
Construction	-	-	-	-	-	51	51
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
Consumer - other	425	-	-	1,356	1,781	300,278	302,059
Consumer - home equity	18	-	-	-	18	43,626	43,644
Unamortized loan fees and costs	-	-	-	-	-	4,899	4,899
	$ 3,870	$ 1,293	$ 110	$ 1,524	$ 6,797	$ 648,523	$ 655,320

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2014	2013

Ratio of the allowance for loan losses to total loans	0.51%	0.40%
Ratio of the allowance for loan losses to nonperforming loans (1)	92.25%	139.31%
Ratio of nonperforming assets to total assets (1)	0.13%	0.05%
Ratio of net charge-offs to average loans	0.14%	0.05%
Ratio of net charge-offs to average loans annualized	0.18%	0.07%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans  increased to 0.51% at September 30, 2014 from 0.40% at September 30, 2013.  The increase reflected the impact of higher reserves on specific loans, the impact of higher charge-offs on the allowance adequacy methodology and loan growth.  The ratio of the allowance for loan losses to non-performing loans  decreased to 92.25% at September 30, 2014 from 139.31% at September 30, 2013 primarily as a result of increases in non-performing loans which exceeded the relative increase in the allowance.  The ratio of non-performing assets to total assets increased primarily as a result of increases in non-accrual loans and  other real estate owned at September 30, 2014 which exceeded relative increases in assets.  Net charge-offs to average loans increased to 0.14% for the nine months ended September 30, 2014 from 0.05%  for the nine months ended September 30, 2013, primarily due to higher charge-offs which increased more than the relative increase in loan balances.

Net charge-offs.  Net charge-offs were $1.2 million for the nine months ended September 30, 2014, an increase of $867,000 over net charge-offs for the same period of 2013.  The majority of the charge-offs in the first nine months of 2014 were associated with consumer loan relationships.

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

	September 30,	September 30,	December 31,
	2014	2013	2013

Non-accrual loans
Commercial	$ 1,060	$ 345	$ 168
Consumer	3,435	1,257	1,356
Total non-accrual loans	4,495	1,602	1,524

Loans past due 90 days or more	264	204	110
Total non-performing loans	4,759	1,806	1,634
Other real estate owned	725	-	-
Total non-performing assets	$ 5,484	$ 1,806	$ 1,634

Loans loans that were modified as of September 30, 2014 and December 31, 2013 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 203	$ 203	1	$ 217	$ 217
Consumer	1	350	350	-	-	-
Total	2	$ 553	$ 553	1	$ 217	$ 217

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014			December 31, 2013
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 203	$ -	$ -	$ 217	$ -
Consumer	-	350	-	-	-	-
Total	$ -	$ 553	$ -	$ -	$ 217	$ -

As of September 30, 2014 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted  .

As of September 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at September 30, 2014 and December 31, 2013:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2014
Without an allowance recorded
Commercial	$ -	$ -	$ -	$ -	$ -
Consumer - home equity	2,055	2,155	-	1,184	-
With an allowance recorded
Commercial	1,263	1,263	307	1,159	-
Consumer - home equity	1,730	1,730	921	1,298	-
Total
Commercial	1,263	1,263	307	1,159	-
Consumer - home equity	3,785	3,885	921	2,482	-

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2013
Without an allowance recorded
Commercial	$ -	$ -	$ -	$ -	$ -
Consumer - home equity	927	927	-	927	-
With an allowance recorded
Commercial	385	385	95	251	-

Consumer - home equity	429	429	135	190	-
Total
Commercial	385	385	95	251	-
Consumer - home equity	1,356	1,356	135	1,117	-

We had $4.5 million of non-accrual loans at September 30, 2014 compared to $1.5 million of non-accrual loans at December 31, 2013. The $3.0 million increase in non-accrual loans was primarily due to $4.8 million of loans placed on non-accrual status partially offset by $855,000 of loan charge-offs, $725,000 of loans transferred to other real estate owned and $242,000 of loan payments.  Loans past due 90 days or more still accruing interest amounted to $264,000 at September 30, 2014 and $110,000 at December 31, 2013. The $154,000 increase reflected $551,000 of additions partially offset by $397,000 of loan payments.

We had $725,000 of other real estate owned at September 30, 2014.  We had no other real estate owned at December 31, 2013.  The increase was due to the addition of a $725,000 foreclosure of a previously impaired loan and there was no other activity during the period.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2014 and December 31, 2013:

					Commercial
	Commercial		Construction		mortgage		Consumer
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Risk Rating
Pass	$ 84,708	$ 52,717	$ 16,472	$ -	$ 73,300	$ 56,157	$ 168,189	$ 116,292
Special Mention	-	-	-	-	-	-	350	1,348
Substandard	1,262	385	-	-	-	-	2,785	1,356
Doubtful	-	-	-	-	-	-	650	-
Loss	-	-	-	-	-	-	-	-
Unrated subject to review *	-	241	-	51	-	6,619	10,344	524
Unrated not subject to review *	10,109	48	-	-	22,192	12,890	266,179	226,183
Total	$ 96,079	$ 53,391	$ 16,472	$ 51	$ 95,492	$ 75,666	$ 448,497	$ 345,703

	Direct lease
	financing		Unamortized costs		Total
	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Risk Rating
Pass	$ 67,971	$ 58,545	$ -	$ -	$ 410,640	$ 283,711
Special Mention	-	-	-	-	350	1,348
Substandard	98	-	-	-	4,145	1,741
Doubtful	-	-	-	-	650	-
Loss	-	-	-	-	-	-
Unrated subject to review *	3,133	2,244	-	-	13,477	9,679
Unrated not subject to review *	130,623	114,821	8,400	4,899	437,503	358,841
Total	$ 201,825	$ 175,610	$ 8,400	$ 4,899	$ 866,765	$ 655,320

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million.  The loan portfolio review coverage was approximately 48%  at  September 30, 2014 and approximately 44% at December 31, 2013.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans, which are identified by either the independent loan review department or line management, are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Premises and equipment, net.  Premises and equipment amounted to $17.5 million at September 30, 2014 compared to  $15.7 million at December 31, 2013.  The increase reflected additional information technology upgrades.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $1.14 billion at September 30, 2014 compared to $1.30 billion at December 31, 2013.  The decrease reflects the markdown of  the loans to estimated fair value at September 30, 2014 and principal paydowns.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At September 30, 2014, we had total deposits of $3.65 billion compared to $4.02 billion at December 31, 2013, a decrease of $366.2 million or 9.1%, which reflected the transfer of deposits related to discontinued operations to held for sale. The decrease also reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2014		December 31, 2013
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking	$ 3,569,670	0.25%	$ 2,971,014	0.26%
Savings and money market	271,621	0.48%	357,342	0.46%
Total deposits	$ 3,841,291	0.27%	$ 3,328,356	0.28%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of September 30, 2014 and December 31, 2013.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of September 30, 2014 and December 31, 2013.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.    Other liabilities amounted to $23.2 million at September 30, 2014 compared to $38.3 million at December 31, 2013, representing a decrease of $15.1 million.  The decrease reflected higher amounts of securities purchases in process at December 31, 2013.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Other than the changes discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

As described in Part 1, Item 4. Controls and Procedures, in our quarterly report on Form 10-Q for the six months ended June 30, 2014, management identified a material weakness in our internal control over financial control  surrounding our disclosure controls and procedures, with respect to the recording of expenses related to the Order of the FDIC referred to in that item.  As of September 30, 2014, we have implemented a policy and procedure with respect to the accrual of these costs.  Specifically, the Chief Accounting Officer reviews details of third party expenses related to the Order.  Subject to satisfactory completion of the design and testing of this new procedure for effectiveness, management believes that the implementation of this new procedure will remediate the material weakness.

Except for the changes discussed above there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were named as a defendant in a class action securities lawsuit filed in July 2014 in the United States District Court for the District of Delaware. See Part II, Item 1, “Legal Proceedings.” An adverse resolution of this matter could result in substantial damages, which could materially adversely affect our financial condition and results of operations.

The Bank may be subject to civil money penalties in connection with examination findings.

Like all regulated banking institutions, we are at risk of the imposition of civil money penalties by our regulators, based on, among other things, apparent violations of law, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. The FDIC has informed us that certain actions of third parties through which we issue prepaid cards are being scrutinized by the FDIC. The FDIC has  further informed us that it may take the position that certain operational aspects related to these card programs may implicate non-compliance with unfair or deceptive acts or practices laws or other regulations. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

The Bank has utilized an independent party to fair value its loans from discontinued operations and that fair value may differ from actual sales prices.

In connection with the discontinuance of our commercial loan portfolio and the resulting charge to earnings, an independent third party expert has provided a fair value analysis of the commercial loan portfolio for purposes of reflecting discontinued assets on our balance sheet.  This valuation is an estimate only, based on current circumstances and  the actual sales price could be significantly greater or lesser than the estimate, which could materially affect results of operations in future quarters.

We cannot predict whether income resulting from the reinvestment of proceeds from the loans we hold will match or exceed the income from the sold loans.

We are pursuing the sale of the loan portfolio which comprises discontinued operations and expect that we will obtain a significant amount of cash from the sale. Although we believe based upon current market conditions that we will be able to invest such proceeds profitably, reinvestment income is difficult to predict and depends upon a number of economic and market conditions beyond our control, including interest rates and the availability of suitable investments. We cannot assure you that we will be able to generate the same level of income from the reinvested proceeds as we generated from the loan portfolio being sold, or that suitable investments will be available to us. If not,  our revenues and net income could be reduced materially.

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

THE BANCORP INC
(Registrant)

November 10, 2014	/s/ Betsy Z. Cohen
Date	Betsy Z. Cohen
Chief Executive Officer

November 10, 2014	/s/ Paul Frenkiel
Date	Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.