Form 10-K
period 2014-12-31
Bancorp, Inc.
filed 2015-09-28
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Title of class
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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2014 of $11.91, was approximately $431.4 million.

As of September 24, 2015, 37,758,237 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

THE BANCORP, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

		Page
PART I

	Forward-looking statements...........................................................................................................................	1

Item 1:	Business.........................................................................................................................................................	3

Item 1A:	Risk Factors.................................................................................................................................................	22

Item 1B:	Unresolved Staff Comments...........................................................................................................................	34

Item 2:	Properties.......................................................................................................................................................	34

Item 3:	Legal Proceedings.........................................................................................................................................	35

Item 4:	Mine Safety Disclosures.................................................................................................................................	35

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.........	35

Item 6:	Selected Financial Data...................................................................................................................................	39

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................	41

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.................................................................................	69

Item 8:	Financial Statements and Supplementary Data...................................................................................................	70

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................	151

Item 9A:	Controls and Procedures.................................................................................................................................	151

Item 9B:	Other Information.........................................................................................................................................	155

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.....................................................................................	155

Item 11:	Executive Compensation.................................................................................................................................	161

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........................	172

Item 13:	Certain Relationships and Related Transactions, and Director Independence...........................................................	174

Item 14:	Principal Accountant Fees and Services.............................................................................................................	175

PART IV

Item 15:	Exhibits and Financial Statement Schedules .......................................................................................................	177

SIGNATURES...................................................................................................................................................................		179

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

•	weak economic and credit market conditions may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;
•	operating costs may increase;
•	adverse governmental or regulatory policies may be promulgated;
•	management and other key personnel may be lost;
•	competition may increase;
•

the costs of our interest-bearing liabilities, principally deposits, may increase relative to the interest received on our interest-bearing assets, principally loans, thereby decreasing our net interest income;

•	loan and investment yields may decrease for various reasons resulting in a lower net interest margin;
•

possible geographic concentration of certain of our loans could result in our loan portfolio being adversely affected by economic factors unique to the geographic area and not reflected in other regions of the country;

•

the market value of real estate that secures certain of our loans has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•

we must satisfy our regulators with respect to Bank Secrecy Act, Anti-Money Laundering and other regulatory mandates to prevent additional restrictions on adding customers and to remove current restrictions on adding certain customers;

•

the loans from our discontinued operations are now held for sale and were marked to fair value by an independent third party; however, the actual sales price could differ from those third party fair values. The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

•	we may not be able to sustain our historical growth rate in our loan, prepaid card and other lines of business.

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

EXPLANATORY NOTE

As reported in our Current Report on Form 8-K, filed April 1, 2015, we analyzed the amount and timing of our recognition of impairment losses with respect to certain loan relationships that we had originally recognized in the quarter ended March 31, 2014.  As a result of this analysis, the audit committee of our board of directors determined that such charges should be restated to prior periods and, accordingly, that our financial statements for the years ended December 31, 2012 and 2013, for the quarterly periods within such years, and for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 could not be relied upon.  In connection with these analyses, we reviewed other, unrelated loan charges and determined that it was necessary to restate certain of these losses, together with previously unreported losses, to prior periods.  These determinations affected the financial statements contained in our Annual Reports on Form 10-K for the years ended December 31, 2010, 2011, 2012 and 2013, in our Quarterly Reports on Form 10-Q for the interim periods included within such years, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.  Rather than amending each of the affected Annual and Quarterly Reports, we have included the restated financial statements for each of such years and quarterly periods, showing adjustments, in Notes C and T to the financial Statements included in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities, or CMBS.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.  At December 31, 2014, SBLOC, leasing, SBA and CMBS loans totaled $421.9 million, $194.5 million, $211.4 million (including SBA loans held for sale) and $138.9 million, respectively,    and comprised 39%, 18%, 19% and 13% of our loan portfolio and loans held for sale.  Additionally, we have been increasing our investment portfolio which amounted to $1.59 billion at December 31, 2014.

For our institutional banking,  including SBLOC and our other  deposit generating activities, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking for investment advisory companies; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid cards for general purpose card sponsors, insurers, incentive plans, large retail chains, consumer service organizations and others. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity group banking.  Our prepaid card, private label banking, card payment processing and healthcare accounts programs are our primary source of deposits. The vast majority of our services are provided in the United States although we have some prepaid card operations in Europe.

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website, www.thebancorp.com.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at the Company’s address for its principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request by any shareholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth through Low-cost  Deposits and Generate Noninterest Income from Prepaid Cards and Other Areas. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund the loans  and investments through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, institutional banking money market accounts, healthcare accounts and card payment processing.  The largest component of our deposits is prepaid cards and the largest component of our noninterest income is derived from prepaid cards.

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

Deposit Products and Services.

We offer a range of products and services to our affinity groups and their client bases, including:

•	checking accounts;
•	savings accounts;
•	healthcare accounts;
•	money market accounts;
•	commercial accounts; and
•	various types of prepaid and payroll cards.

Lending Activities

In the third quarter of 2014, we discontinued our commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business.  We have begun the process of selling our portfolio and have sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the  consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  We currently focus our lending activities upon four specialty lending segments:  SBLOC loans, automobile fleet and other equipment leasing, SBA loans and loans originated for sale into CMBS capital markets.

SBLOC.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand.  Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 60% for equity securities and mutual fund securities and 90% for investment grade (Standard & Poor’s rating of BBB- or higher or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. All SBLOCs are with full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank.

Leases.  We provide lease financing for commercial and government automobile fleets and, to a lesser extent, provide lease financing for other equipment. Our leases are either open end or closed end. An open end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated “residual value.” “Residual value” is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed end lease is one in which no such payment is due on lease termination.  In a closed end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor. While we do not have specific underwriting criteria for our lease financing, we analyze information we obtain about the lessee, including financial statements and credit reports, to determine the lessee’s ability to perform its obligations.

SBA Loans.    We participate in two loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small entrepreneurs start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or  refinance existing debt, all under conditions set by the SBA.  The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7(a) loans must be secured by all available assets (both business and personal) until the recovery value equals the loan amount or until all assets of the borrower have been pledged.  Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%.  Loan guarantees can range to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

The SBA loan guaranty is paid to the lender after the liquidation of all collateral, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations and we risk loss of the guarantee should we fail to comply for any reason.    7(a) loan amounts are not limited to a percentage of estimated collateral value.  If the business generates inadequate cash flow to repay principal and interest and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan.  Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk.  As a result of a wide variety of collateral with very specific uses, markets for resale may negatively impact amounts realized upon sale.  The 7(a) program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year.  Should those appropriations be reduced or cease, our ability to make 7(a) loans will be curtailed or terminated.

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; and the purchase of long-term machinery and equipment.  A 504 loan may not be used for working capital, debt refinancing or investment in rental real estate.  In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or CDC, provides 40% of the financing amount.  If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 30%, respectively.  We receive a first lien on the assets being financed and the CDC receives a second lien.  Personal guarantees of the principal owners of the business are required.  The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated.  Certain basic loan terms, as with the 7(a) program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees.  While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

SBA 7(a) and 504 loans may include construction advances which are subject to risk inherent to construction projects, including environmental risks, engineering defects, contractor risk, and risk of project completion.  Delays in construction may also compromise the owner’s business plan and result in additional stresses on cash flow required to service the loan.  Higher than expected construction costs may also result, impacting repayment capability and collateral values.

Additionally, the Bank makes SBA loans to franchisees of various business concepts, including loans to multiple franchisees with the same concept.  In making loans to franchisees, the Bank considers franchisee failure rates for the specific franchise concept. However, factors adversely affecting a specific type of franchisor or franchise concept, including in particular risks that a franchise concept loses popularity with consumers or encounters negative publicity about its products or services, could harm the value not only of a particular franchisee’s business but also of multiple loans to other franchisees with the same concept.

Capital Markets:  Loans Originated for Sale into Secondary Securities Markets.We originate loans for sale into secondary securities markets.  These loans are typically collateralized by various types of commercial real estate, including retail space, office space, apartments and hotels, and are with recourse only to the properties securing the loans, are not guaranteed by the borrower and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  Some of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements.  Inadequate sales at retail properties and inadequate occupancy rates for office space, apartments and hotels may negatively impact loan repayment.  Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will depend upon the sales price of the property.  Because these loans are being originated for resale, the underwriting criteria used are those that buyers in the capital markets indicate are the parameters under which they are willing to buy the loans, including interest rate, loan to value ratio and maturity; however, in the period during which we hold a loan prior to sale, property values may fall below appraised values and below the outstanding balance of the loan which would reduce the price at which we could sell the loan.  Inadequate retail sales or occupancy, in addition to impacting repayment, may also result in a lower realizable sales price.  While we historically have been successful in selling to these markets, adverse market conditions may delay, or possibly preclude, expected sales into the secondary market or cause losses upon any resale. To mitigate these risks, we establish guidelines for the maximum amounts of such loans we will hold on our balance sheet.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website.  Each such website, however, indicates that we are the provider of such banking services.  To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as deposit products, electronic payment systems and loans.   Each affinity group selects from our menu of service modules those that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed.  We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $7.2 million, $5.7 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  These amounts include fees paid related to prepaid cards, healthcare accounts, card payment processing and institutional banking which are described below.

Prepaid Cards.  We have developed prepaid card programs for general purpose re-loadable cards, insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and others.  Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.  Our prepaid card programs are offered predominantly in the United States. However, we also offer our services in Europe through subsidiaries which offer prepaid card and electronic money issuing services.  Our European operations contributed less than 2% of total prepaid card revenue. For information relating to current constraints on our prepaid card programs resulting from a consent order we have entered into with the FDIC, see “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 consent orders, as amended, and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank. “

Healthcare Accounts. We have developed relationships with healthcare providers and third-party benefit administrators who facilitate the enrollment of both groups and individuals in high deductible health plans and health savings accounts.  Our healthcare account program provides these organizations with a turnkey, low-cost benefit for their members. Under these programs, we provide private label interest-bearing healthcare accounts, which enable affinity group members to access account information, conduct transactions and process payments to healthcare providers.  The healthcare accounts provide us with a source of interest-bearing checking deposits.

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

Institutional Banking.  We have developed strategic relationships with limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering institutional banking services.   We provide customized, private label demand, money market and security backed loan products to the client base of these groups.

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

Call Centers.  We have call center operations that serve as inbound customer support.  The call centers provide account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts or other banking products.  Call Center services are operated in three locations: Domestically in Wilmington, Delaware, the Bank’s Customer Care center operates from 8:00 a.m. to 8:00 p.m. EST Monday through Friday and handles complex calls and escalations.  In addition, two third party servicers provide ‘first tier’ customer support.  Located in Manila, Philippines,  TELUS International operates 24 hours a day, seven days a week and Ubiquity Global Services operates from 8:00 a.m. to 10:00 p.m. EST Monday through Friday.

Third-Party Service Providers.   To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•	data processing services, including check processing, check imaging, loan processing, electronic bill payment and statement rendering;
•	fulfillment and servicing of prepaid cards;
•	call center customer support;
•	access to automated teller machine networks;
•	bank accounting and general ledger system;
•	data warehousing services; and
•	certain software development.

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

European Prepaid Operations.  Transact Payments Limited, or TPL, our wholly-owned subsidiary, is a prepaid product issuer (termed electronic money in Europe) organized in Gibraltar and licensed by the Gibraltar Financial Services Commission or the FSC.  TPL issues prepaid products throughout the European Union (EU) and European Economic Area (EEA) through three operational service subsidiaries.

Sales and Marketing

Affinity Group Banking.  Because of the national scope of our affinity group banking operation, we use a personal sales/targeted media advertising approach to market to existing and potential commercial affinity group organizations.  The affinity group organizations with which we have a relationship perform marketing functions to ultimate individual customers. Our marketing program to affinity group organizations consists of:

•	print advertising;
•	attending and making presentations at trade shows and other events for targeted affinity organizations;
•	direct mail; and

•	direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Administration Offices.    We maintain offices to market and administer our leasing programs in Crofton, Maryland, King of Prussia, Pennsylvania, Kent, Washington and Orlando, Florida.  We maintain an SBA loan office in Chicago, Illinois.

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

European Prepaid System Architecture.  We have a primary data center in Sofia, Bulgaria that supports our European prepaid business with a fully redundant network system that connects to a back-up center in London (UK).  Our architecture allows for rapid expansion and flexibility.

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

Competition

We compete with numerous other banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line lenders and other non-traditional competitors.  Our primary competitors in each  of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate.  A number of banks and other financial institutions compete with us in the prepaid card market; however, we do not believe that any single bank or group of banks is a predominant provider.    We believe that our ability to compete successfully depends on a number of factors, including:

•	our ability to expand our affinity group banking program;
•	competitors’ interest rates and service fees;
•	the scope of our products and services;

•	the relevance of our products and services to customer needs and the rate at which we and our competitors introduce them;
•	satisfaction of our customers with our customer service;
•	our perceived safety as a depository institution, including our size, credit rating, capital strength, earnings strength and regulatory posture;
•	ease of use of our banking websites and other customer interfaces; and
•	the capacity, reliability and security of our network infrastructure.

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations. With respect to our affinity group operations, we believe we can compete effectively as a result of our ability to customize our product offerings to the affinity group’s needs.  We believe that the costs of entry, especially compliance costs, to offering prepaid cards through affinity groups are relatively high and somewhat prohibitive to new competitors.  We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories which may impact our ability to compete.   Our future success will depend on our ability to compete effectively in a highly competitive market.

Regulation Under Banking Law

Overview

We are regulated extensively under both federal and state banking law and related regulations in the United States, and TPL is extensively regulated by the laws and related regulations of Gibraltar and of EU and EEA member countries in which it issues prepaid products.  We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve.  We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner, or the Commissioner.  The Bank, as a state-chartered, nonmember depository institution, is supervised by the Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.  TPL is a Gibraltar e-money licensee and is supervised by the Gibraltar Financial Services Commission.

The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the Bank’s operations.  Any change in the regulatory requirements and policies by the Federal Reserve, the FDIC, the Commissioner or the United States Congress could have a material adverse impact on us, the Bank and our operations. We have entered into consent orders with the FDIC and have received a supervisory letter from the Federal Reserve which have imposed certain restrictions upon us and the Bank. See “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

Certain regulatory requirements applicable to us and the Bank are referred to below or elsewhere herein.  The description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on the Bank or us and is qualified in its entirety by reference to the actual statutes and regulations.

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

Permitted Activities.  The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.  These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; the issuance and sale of consumer-type payment instruments; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers.  In November 2012, we began conducting permissible activities through TPL, an electronic money issuer organized and licensed in Gibraltar.

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

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  See “Delaware Regulation” below.  In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In August 2015, we consented to the issuance of a consent order amendment pursuant to which the payment of dividends by the Bank to us would require prior FDIC approval, and received a Federal Reserve supervisory letter pursuant to which any payment of dividends by us would require prior approval from the Federal Reserve. See “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

Holding Company Liability.   Under Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, codified this policy as a statutory requirement.  Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources.  As discussed below under “Prompt Corrective Action,” a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

As a result of the Dodd-Frank Act,  our financial holding company status depends upon our maintaining our status as “well capitalized” and “well managed” under applicable Federal Reserve regulations.  If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.  In addition, the Federal Reserve may require divestiture of the holding company’s depository institution if the deficiencies persist.

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2014, we and the Bank had total capital to risk-adjusted assets ratios of 11.67% and 10.59%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 11.54% and 10.46%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2014 we and the Bank had leverage ratios of 7.07% and 6.46%, respectively.

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

Basel III Capital Rules

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules, which we refer to as the New Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations.  The New Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules.  The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords.  In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules.  The New Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015, with the first measurement date as of March 31, 2015, are as follows:

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, we and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI, items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.  Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

We believe that we and the Bank will continue to be able to meet targeted capital ratios..

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%.  At December 31, 2014, our total risk-based capital ratio was 11.67%, our Tier 1 risk-based capital ratio was 11.54% and our leverage ratio was 7.07% while the Bank’s ratios were 10.59%, 10.46% and 6.46%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

As noted above, the New Capital Rules became effective as of January 1, 2015, with the first measurement date as of March 31, 2015 subject to phased implementation in certain respects,  and revise the PCA regulations.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV). Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2014, the Bank’s DIF assessment rate was 24  basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2014, the Bank’s limit on loans-to-one borrower was $41.4 million ($69.0 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2014, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.    At December 31, 2014, loans to related parties amounted to $30.9 million and at December 31, 2013 such loans amounted to $28.5 million.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.    The Bank has adopted privacy standards that we believe will satisfy regulatory scrutiny, and communicates its privacy practices to its customers through privacy disclosures designed in a manner consistent with recommended model forms.

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

Bank Secrecy Act- Anti-Money Laundering and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.  These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML, program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report, or SAR, when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met.  The BSA also contains numerous recordkeeping requirements.  For a description of a consent order with the FDIC under the BSA that imposes certain requirements on the Bank, see  Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and  “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

The Bank was examined for CRA compliance in 2012 and received a “satisfactory” rating for the 2012 examination. The regularly  scheduled CRA examination is being performed in the second and third quarters of 2015. However, results of the examination have not yet been issued.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts).  For 2014, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $79.5 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $79.5 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2014, the Bank met these requirements by maintaining $280.4 million in cash and balances at the Federal Reserve Bank.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will or have already:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, or the CFPB, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.  The CFPB has been officially established and has begun issuing rules, taking consumer complaints and performing its other core functions.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years.  Specific rulemaking intended to implement provisions of the Dodd-Frank Act is underway and is addressed elsewhere in this section as applicable.  It is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may impact us.  However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.  We cannot predict whether, or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (the “Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators.  Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015.  We do not at this time expect the Final Volcker Rules to have a material impact on our operations.

Prepaid Rules Proposed by the CFPB.  On December 23, 2014, the CFPB published a proposed rule that would regulate prepaid products, including physical cards as well as codes and other devices.  The proposed rule would, among other things, cause prepaid products to be fully-covered by Regulation E, which implements the Electronic Fund Transfer Act, and to be covered by Regulation Z, which implements the Truth in Lending Act, to the extent the prepaid product  accesses a “credit” feature.

The proposed rule and related commentary is over 230 pages in length and provides significant discussion, materials and commentary that we are currently assessing.  The proposed rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (a) establishing a definition of “prepaid account” within Regulation E that includes reloadable and non-reloadable physical cards, as well as codes or other devices, and focuses on how the product is issued and used;   (b) modifying Regulation E to require that  short form and long form disclosures be provided  to a consumer prior to a consumer agreeing to acquire a prepaid account with certain exceptions and with specified forms that, if used, would provide a safe harbor for financial institutions; (c) extending to  prepaid accounts the periodic transaction history and statement requirements of Regulation E currently applicable to payroll and Federal government benefit accounts; (d) extending the error resolution and limited liability provisions of Regulation E currently applicable to payroll cards to registered network branded prepaid cards; (e) requiring financial institutions to post prepaid account agreements to the issuers’ websites and to submit them to the CFPB; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft protection and other credit features; (g)  requiring an issuer to obtain a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting the issuer from adding overdraft services or other credit features for at least 30 calendar days after a consumer registers the prepaid account; (h) prohibiting the application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features.

As of the date of this filing, it is not clear if the CFPB will adopt the proposed rule in whole or in part, or with modifications, and there is no known timeframe for the CFPB taking further action on the proposed rule.

 Consumer Protections for Remittance Transfers.  On February 7, 2012, the CFPB published a final rule to implement Section 1073 of the Dodd-Frank Act.  The final rule creates a comprehensive set of consumer protections for remittance transfers sent by consumers in the United States to parties in foreign countries.  The final rule, among other things, mandates certain disclosures and consumer cancellation rights for foreign remittances covered by the rule.

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

Limitation on Dividends.  Under Delaware banking law, the Bank’s directors may declare dividends on common or preferred stock of so much of its net profits as they judge expedient; but the Bank must, before the declaration of a dividend on common stock from net profits, carry 50% of its net profits of the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 50% of its capital stock and thereafter must carry 25% of its net profits for the preceding period for which the dividend is paid to its surplus fund until its surplus fund amounts to 100% of its capital stock.  The Bank’s payment of dividends is also governed by federal banking laws and regulations promulgated by the FDIC, and by an amendment to the 2014 Consent Order with the FDIC which provides that any payment of dividends by the Bank must receive prior approval from the FDIC.

Gibraltar and European Union Regulation

TPL, our wholly-owned subsidiary, is an electronic money issuer organized in Gibraltar and licensed by the Gibraltar Financial Services Commission or the FSC.  As a licensed e-money issuer operating in Gibraltar and in other countries in the  EU and EEA, TPL is subject to the laws and regulations of Gibraltar and any EU or EEA countries in which it does or may operate.  TPL is subject to supervision and regulation by the FSC.  As TPL’s primary regulator, the FSC conducts regular examinations of TPL and TPL must file annual and other periodic reports.

Laws applicable to TPL include, without limitation, the Financial Services (Electronic Money) Regulations of 2011, which we refer to as the E-Money Regulations,  promulgated by the FSC and the Data Protection Directive (Directive 95/46/EC).  In January 2012, the European Commission proposed a comprehensive reform of the Data Protection Directive.  As of December 31, 2014, the proposed rules had not been passed by the European Parliament.  The E-Money Regulations impose upon TPL substantive rules governing TPL’s operation of e-money services, including rules requiring TPL to maintain certain minimum capital levels, governing the safeguarding of cardholder funds, and penalties for any violations.  Any change in the laws, regulations and policies of the Gibraltar Parliament, the European Union, its member countries, or any other country in which TPL operates, could have a material adverse impact on TPL and its operations.

Employees

As of December 31, 2014, we had 684 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

Item 1A. Risk Factors

Risks Relating to Our Business

Our business may be affected materially by various risks and uncertainties.  Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings, as well as other risks we have not identified, may have a material negative impact on  our financial condition and operating results.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2014, the ratio of the allowance for loan losses to loans was 0.42%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see  Item 1,” Business –Lending Activities.”

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

Weak conditions in the U.S. economy and the credit markets have had, and may continue to have, significant adverse effects on our assets and operating results.

For a multi-year period, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, has been subject to weakness although there have been some recent improvements.  These weaknesses have resulted in declines in the availability of credit, reduction in the values of real estate and real estate–related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations.  As a result of these conditions, we increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets in our commercial loan portfolio which are now reflected in discontinued operations. Rated investment securities, generally considered to be less risky than loans have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur. The Federal Reserve  has continued to maintain interest rates at historically low levels to foster a more rapid and full recovery. However, a continuation of weak economic conditions could further harm our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Bancorp, Inc. and its subsidiary The Bancorp Bank, are subject to extensive federal and state regulation and supervision.  Our subsidiary in the European Union, TPL, is also subject to the laws of Gibraltar and all other European Union and European Economic Areas countries in which it operates.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company, the Bank and TPL in substantial and unpredictable ways.  Additionally, while we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur.  Failure to comply with these statutes, regulations or policies could result in sanctions against the Company or the Bank by regulatory agencies, civil money penalties, reputational damage, and a downgrade in the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations

The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory Letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third party relationships,  develop new written compliance and related  internal audit compliance programs, develop a new third-party risk management program, and screen new third party relationships as provided in the Consent Order.  The Consent Order also requires the Bank to provide certain materials and reports to the FDIC within allotted timeframes.  Additionally, as part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program. The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments. ”  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income.

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until the BSA Report is submitted to and approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected,  which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.

                On August 27, 2015, the Bank entered into an Amendment to Consent Order, or the Amendment, with the FDIC, amending the 2014 Consent Order.  The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The Amendment provides that the Bank shall not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any distributions to TPL or its subsidiaries, or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.

We cannot assure you that that our regulators will ultimately determine that we have met all of the requirements of the 2012 Consent Order, 2014 Consent Order, the Amendment or the Supervisory Letter to their satisfaction.  If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

Our reputation and business could be damaged by our entry into the consent orders with the FDIC and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the FDIC consent orders, or the Federal Reserve supervisory letter  and the class action filed in July 2014, now or in the future could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

The provisions contained in the Consent Orders present interpretive challenges that may give rise to a difference of interpretation by us and our regulators.

The provisions of the 2012 Consent Order, 2014 Consent Order and the Amendment are subject to interpretation and may give rise to differing views between us and our regulators with respect to their scope and application.  Accordingly, management, employees at all levels, and legal counsel of the Bank face significant challenges in applying the terms of the Consent Orders to the myriad factual scenarios that arise in the ordinary course of business.  While we have sought, and will continue to seek, guidance from our regulators as to the application of the Consent Orders on our business, there can be no assurance that our regulators will provide such guidance or that we and our regulators will interpret the terms of Consent Orders and the Amendment uniformly in every instance.

If the FDIC interprets either Consent Order or the Amendment in a manner contrary to our interpretation despite our good faith efforts to comply, the FDIC may conclude a violation has occurred, which may result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.

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

The Bank has introduced, and in the future may introduce, new products and services to differing markets either alone or in conjunction with third parties.  New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses.  There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature.  New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved.  Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services.  Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

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

We are subject to lending risks.

There are risks inherent in making all loans.  These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans.  Although we have discontinued our Philadelphia based commercial lending operations, we still hold  a significant number of commercial, construction and commercial mortgage loans with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now held for sale.  Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years.  We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material.  On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.  Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S.  government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations.  For other risks which are specific to the different types of loans we make and which could impact our allowance for loan losses, see  Item 1,” Business –Lending Activities.”

There is a significant concentration in prepaid card fee income which is subject to various risks.

We realize a significant portion of our revenues from prepaid card and other prepaid products and services offered by our Payment Solutions Group.  Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense.  Prepaid card deposits comprise a significant portion of the Bank’s deposits.

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

Our risk management processes and strategies must be effective, otherwise losses may result.  We manage asset quality, liquidity, market sensitivity, operational, regulatory, third-party vendor and partner relationship risks and other risks through various processes and strategies throughout the organization.  If our risk management judgments and strategies are not effective, or unanticipated risks arise, our income could be reduced or we could sustain losses.

We may depend in part upon wholesale and brokered certificates of deposit to satisfy funding needs.

In the future we may rely in part on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio.  Wholesale and brokered certificates of deposit are highly sensitive to changes in interest and, accordingly, can be a more volatile source of funding.

Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s total assets could contract, if the rates offered by the Bank were less than offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both.  In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered certificates of deposit to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.  Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without  the consent of the FDIC.

Our prepaid card and other deposits obtained with the assistance of third parties have been classified as brokered.

In December 2014 the FDIC issued new guidance classifying prepaid deposits and other deposits obtained in cooperation with third parties as brokered deposits, resulting in the vast majority of the Bank’s deposits being  classified as brokered.  We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without  the consent of the FDIC.

We operate in highly competitive markets.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $2.64 billion at December 31, 2014.  We provide oversight over our affinity groups which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2014 to any one customer or related group of customers was $41.4 million for unsecured loans and $69.0 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses, individuals and affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

As a financial institution whose principal medium for delivery of banking services is the Internet, we are subject to risks particular to that medium and other technological risks and costs.

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

Because we deliver our products and services over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of our service providers, to protect computer systems and network infrastructure against interruptions in service due to damage from fire, power loss, telecommunications failure, physical break-ins and computer hacking or similar catastrophic events.  Our operations also depend upon our ability to replace a third-party provider if it experiences difficulties that interrupt our operations or if an operationally essential third-party service terminates.  Service interruptions to customers may adversely affect our ability to obtain or retain customers and could result in regulatory sanctions.  Moreover, if a customer were unable to access his or her account or complete a financial transaction due to a service interruption, we could be subject to a claim by the customer for his or her loss.  While our accounts and other agreements contain disclaimers of liability for these kinds of losses, we cannot predict the outcome of litigation if a customer were to make a claim against us.

A failure of cyber security may result in a loss of customers and our being liable for damages for such failure.

A significant barrier to online and other financial transactions is the secure transmission of confidential information over public networks and other mediums.  The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect customer transaction data.  If we, or another provider of financial services through the Internet, were to suffer damage from a security breach, public acceptance and use of the Internet as a medium for financial transactions could suffer.  Any security breach could deter potential customers or cause existing customers to leave, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the Internet.  We could also be liable for any customer damages arising from such a breach.  Other cyber threats involving theft of confidential information could also result in liability.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our banking operations.

We obtain essential technological and customer services support for the systems we use from third-party providers.  We outsource our check processing, check imaging, transaction processing, electronic bill payment, statement rendering, and other services to third- party vendors.  For a description of these services, you should read Item 1, “Business—Other Operations—Third-Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods.  If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted.  Even a temporary disruption in services could result in our losing customers, incurring liability for any damages our customers may sustain, or losing revenues.    Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces.

We may be affected by government regulation including those mandating capital levels.

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

The passage of new laws and the adoption of new rules and regulations cannot be fully or accurately predicted.  Any such proposed laws and regulations may limit our operations, require higher levels of capital and liquidity, create additional compliance burdens, or otherwise impact our operations.  Most recently, passage of the Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to, change, the bank regulatory structure, and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods, which could have a material adverse effect on the financial services industry, generally and our company in particular.

We expect that the Dodd-Frank Act’s “Durbin Amendment,” which applies to all banks, regardless of asset size, will continue to affect us.  The Durbin Amendment required the Federal Reserve to adopt a rule establishing debit card interchange fee standards and limits and prohibiting network exclusivity and routing requirements.  The Dodd-Frank Act exempts from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion.  Because of our asset size, we are exempt from the debit card interchange fee standards and will continue to be exempt unless the exemption is amended or we, together with our subsidiaries, surpass $10 billion in assets.

On June 29, 2011, the Federal Reserve implemented final routing regulatory requirements to prohibit network exclusivity arrangements on debit card transactions and ensure merchants will have choices in debit card routing, which apply to us.  The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature), for both debit cards and prepaid cards.  As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network.  Cards usable only with PINs must be enabled with two unaffiliated PIN networks.

On March 21, 2014, the United States Court of Appeals for the District of Columbia Circuit upheld the Federal Reserve’s rules on network exclusivity and interchange fees as written and thereby rejected a challenge brought by a group of merchant trade associations.  On January 21, 2015, the Supreme Court of the United States declined to take an appeal filed by the plaintiff merchant trade associations, effectively ending the litigation and upholding the Federal Reserve’s final rules regarding network exclusivity and interchange fees as written.

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

A significant amount of our investment portfolio is rated by outside ratings agencies as explicitly or implicitly backed by the United States government.  In 2011, the credit rating of the United States government was lowered, and it is possible it may be downgraded further, based upon rating agencies’ evaluations of the effect of increasing levels of government debt and related Congressional actions.  A lowering of the United States government credit ratings may reduce the market value or liquidity of our investment portfolio.

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

We were named as a defendant in a class action securities lawsuit filed in July 2014 in the United States District Court for the District of Delaware.  See Part I, Item 3, “Legal Proceedings.” An adverse resolution of this matter could result in substantial damages, which could materially adversely affect our financial condition and results of operations.

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

The appraised fair value of the assets in our discontinued commercial loan operations may be more than the amounts received upon sale.

In connection with the discontinuance of our commercial loan portfolio and the resulting charge to earnings, an independent third party expert has provided a fair value analysis of the commercial loan portfolio for purposes of reflecting discontinued assets on our consolidated balance sheet.  This valuation is an estimate only, based on current circumstances, and the actual sales price could be significantly less than the estimate, which could materially affect results of operations in future quarters.

We cannot predict whether income resulting from the reinvestment of proceeds from the loans we hold will match or exceed the income from the sold loans.

We are seeking to sell the loans in our discontinued commercial loan operations and expect that we will obtain a significant amount of cash from the sale.  Although we believe, based upon current market conditions, that we will be able to invest such proceeds profitably, reinvestment income is difficult to predict and depends upon a number of economic and market conditions beyond our control, including interest rates and the availability of suitable investments. We cannot assure you that we will be able to generate the same level of income from the reinvested proceeds as we generated from the loan portfolio being sold, or that suitable investments will be available to us.  If not, our revenues and net income could be reduced materially.

Any future FDIC insurance premium increases will adversely affect our earnings.

Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings.  On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments based upon regulatory examination classification with increased rates for brokered deposits.  The final rule became effective on April 1, 2011.  If the Bank’s rating is changed, insurance premiums will be increased which will adversely affect our earnings.  In the fourth quarter of 2014, the Bank’s FDIC premium was increased to 24 basis points as a result of new guidance by the FDIC which reclassified the vast  majority of the Bank’s deposits as brokered.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

We have had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

As previously reported, our management has identified material weaknesses in our internal control over financial reporting that affected our financial statements for the fiscal years ended December 31, 2012, 2013 and 2014 and prior periods. See Item 9A, “Controls and Procedures.”  These weaknesses related to the timing of the recognition of loan losses and the recognition of other loan losses and have resulted in a restatement of our financial statements for such periods. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

Risks related to ownership of our common stock.

The trading volume in our common stock is less than that of many financial services companies, which may reduce the price at which our common stock would otherwise trade.

Although our common stock is traded on The NASDAQ Global Select Market, the trading volume is less than that of many financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that  federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the Amendment to the 2014 Consent Order, the Bank may not pay dividends without the approval of the FDIC. See “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.” Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the Amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends,  we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Even if, absent the Amendment,  the Bank has the capacity to pay dividends,  it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments.

The staff of the SEC  has commented on three of our loan relationships, now included in discontinued operations, requesting detailed information concerning the amount and timing of our recognition of impairment losses originally reported in the first quarter of 2014, with respect to those relationships.  As a result of these comments, we analyzed the relationships and on March 29, 2015 our audit committee, as reported in a Form 8-K filed April 1, 2015, determined that certain of  our financial statements could not be relied upon as noted in the “Explanatory Note” which precedes Part I above and that such charges should be restated to prior periods.  Upon resulting analysis of other unrelated loan charges, losses on other loans were also restated to prior periods including previously unreported losses.  The restatement of such losses is  presented  in  Note C and Note T to the financial statements in this Form 10-K. We cannot assure you that the staff of the SEC will not have further comments related to the foregoing.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Rd. Wilmington, Delaware.  We maintain loan production offices in Philadelphia, Pennsylvania, New York, New York, King of Prussia, Pennsylvania and Chicago Illinois, leasing offices in Crofton, Maryland, Orlando, Florida and Kent, Washington, prepaid card offices in Sioux Falls, South Dakota and Minneapolis, Minnesota, BSA/AML offices in Tampa, Florida and our European prepaid card offices in Lozenetaz, Sofia Bulgaria and Ocean Village, Gibraltar.  Locations and certain additional information regarding our offices and other material properties at December 31, 2014 are listed below.

Location	Expiration	Square Feet	Monthly Rent
United States
Chicago, Illinois	2020	6,864	$ 10,608
Crofton, Maryland	2015	3,243	5,160
King of Prussia, Pennsylvania	2017	2,728	4,461
King, Washington	2016	4,500	4,500
Minneapolis, Minnesota	2017	3,181	2,585
New York, New York	2015 - 2025	13,479	72,961
Orlando, Florida	2015	12,400	6,433
Philadelphia, Pennsylvania	2025	14,839	24,983
Sioux Falls, South Dakota	2022	38,611	54,674
Tampa, Florida	2020	10,303	15,621
Wilmington, Delaware	2025	62,136	121,301

Europe(1)
Lozenetaz, Sofia Bulgaria	2016	4,413	5,182

Ocean Village, Gibraltar	2022	4,585	15,603

(1) Office space in Europe is expressed in square feet and U.S. dollars.

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

On July 17, 2014, a class action securities complaint, captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.  A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System.  Filed under the caption of In re The Bancorp Inc. Securities Litigation, the consolidated complaint asserts claims against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, and alleges that during a class period beginning April 24, 2013 through July 23, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.  The consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the consolidated complaint on March 24, 2015.  Following Bancorp’s April 1, 2015 announcement that it would be restating its financial statements, the parties entered into a stipulation dated April 10, 2015 allowing the plaintiffs to file an amended complaint within 28 days of Bancorp filing its restated financial statements, and giving the defendants 28 days to respond to the amended complaint.  The court approved the parties’ stipulation on April 14, 2015. This litigation is in its preliminary stages.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “TBBK.” The following table sets forth the range of high and low sales prices for the indicated periods for our common stock.

Quarter Ended	Price Range
	High	Low
2014
March 31, 2014	$ 20.14	$ 17.66
June 30, 2014	$ 19.69	$ 11.60
September 30, 2014	$ 11.94	$ 8.75
December 31, 2014	$ 10.96	$ 8.29

2013

March 31, 2013	$ 14.24	$ 7.14
June 30, 2013	$ 15.14	$ 12.10
September 30, 2013	$ 18.61	$ 14.75
December 31, 2013	$ 19.14	$ 15.78

As of June 29, 2015, there were 37,758,237 shares of common stock outstanding held of record by 3,494 persons.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future.  We intend to retain earnings, if any, to increase our capital and fund the development and growth of our operations.  Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant.  We expect that these factors will include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.    Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law,”  and to a Supervisory Letter issued by the Federal Reserve discussed in Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index.  The graph shows the value of $100 invested in our common stock and both indices on December 31, 2009 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
The Bancorp, Inc.	100.00	148.25	105.39	159.91	261.08	158.75
NASDAQ Bank Stock Index	100.00	111.89	97.98	113.45	157.59	162.07
NASDAQ Composite Stock Index	100.00	116.91	114.81	133.07	184.06	208.71

The following graph reflects stock performance since 2008, compared to the KBW bank index,  which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
The Bancorp, Inc.	100.00	182.93	271.20	192.80	292.53	477.60	290.40
KBW Bank Index	100.00	99.46	121.59	91.71	119.42	161.29	172.94

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.   Our historical financial information for the four years ended December 31, 2013 has been adjusted to reflect our discontinued operations of our commercial lending operations.  As a result, our results of operations for those years ended December 31, 2013 may not be comparative to our results of operations reported for the prior periods .  In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to certain assets and liabilities reclassified as held for sale during these periods.  These reclassifications had no effect on our reported net income (loss).  Separate from discontinued operations, the historical financial information has also been restated as described in Notes C and T to the financial statements. The financial statements and the tables below reflect applicable restatement adjustments for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been issued and as noted .  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter.  Approximately $28.5 million of losses that were not previously reported were restated. Also, $12.7 million of losses related to loans made before December 31, 2014 that were resolved after that date but before the issuance date of these financial statements, were recognized in the 2014 financial statements.

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2014	2013	2012	2011	2010
		(restated)	(restated)	(restated)	(restated)
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 70,720	$ 51,150	$ 39,479	$ 31,087	$ 24,368
Interest expense	11,295	10,768	11,411	12,036	14,539
Net interest income	59,425	40,382	28,068	19,051	9,829
Provision for loan and lease losses	1,202	355	6,642	1,638	1,377
Net interest income after provision for loan
and lease losses	58,223	40,027	21,426	17,413	8,452
Non-interest income	85,049	82,073	49,501	30,424	20,566
Non-interest expense	135,980	101,817	80,188	69,080	58,158
Income (loss) before income tax benefit	7,292	20,283	(9,261)	(21,243)	(29,140)
Income tax provision (benefit)	(14,523)	6,767	(3,492)	(7,878)	(10,164)
Net income (loss) from continuing operations	21,815	13,516	(5,769)	(13,365)	(18,976)
Less preferred stock dividends and accretion	-	-	-	-	(6,242)
Net income (loss) before discontinued operations	21,815	13,516	(5,769)	(13,365)	(25,218)
Net income (loss) discontinued operations net of tax	35,294	(27,938)	(37,384)	18,183	15,131
Net income (loss) available to common shareholders	$ 57,109	$ (14,422)	$ (43,153)	$ 4,818	$ (10,087)

Net income (loss) per share from continuing operations - basic	$ 0.58	$ 0.36	$ (0.17)	$ (0.42)	$ (0.97)
Net income (loss) per share from discontinued operations - basic	$ 0.94	$ (0.75)	$ (1.13)	$ 0.57	$ 0.58
Net income (loss) per share - basic	$ 1.52	$ (0.39)	$ (1.30)	$ 0.15	$ (0.39)

Net income (loss) per share from continuing operations - diluted	$ 0.57	$ 0.35	$ (0.17)	$ (0.42)	$ (0.97)
Net income (loss) per share from discontinued operations - diluted	$ 0.92	$ (0.75)	$ (1.13)	$ 0.57	$ 0.58

Net income (loss) per share - diluted	$ 1.49	$ (0.40)	$ (1.30)	$ 0.15	$ (0.39)

Balance Sheet Data:
Total assets	$ 4,986,317	$ 4,593,588	$ 3,626,712	$ 2,997,513	$ 2,386,656
Total loans, net of unearned costs	874,593	636,001	535,141	365,395	292,861
Allowance for loan and lease losses	3,638	3,881	3,985	1,707	1,382
Total cash and cash equivalents	1,114,235	1,235,949	966,588	748,068	470,353
Deposits	4,621,784	4,272,989	3,313,221	2,682,551	2,024,097
Federal Home Loan Bank advances	-	-	-	-	87,000
Shareholders' equity	319,023	247,127	263,733	258,311	189,700

Selected Ratios:
Return on average assets	1.28%	nm	nm	0.17%	nm
Return on average common equity	20.17%	nm	nm	2.15%	nm
Net interest margin	2.60%	2.44%	2.58%	2.96%	3.28%
Book value per common share	$ 8.46	$ 6.57	$ 7.10	$ 7.80	$ 7.25

Selected Capital and Asset Quality Ratios:
Equity/assets	6.40%	5.38%	7.27%	8.62%	7.95%
Tier I capital to average assets	7.07%	6.09%	8.89%	8.26%	7.99%
Tier 1 capital to total risk-weighted assets	11.54%	10.55%	14.57%	13.91%	11.44%
Total capital to total risk-weighted assets	11.67%	11.87%	15.82%	15.16%	12.69%
Allowance for loan and lease losses to total loans	0.42%	0.61%	0.74%	0.47%	0.47%

nm = not meaningful

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

Overview

In the third quarter of 2014, we discontinued our Philadelphia commercial lending operations as discussed in “Recent Developments,” below, following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business and investment securities.   We currently focus our lending activities upon four specialty lending segments: SBLOC loans, automobile fleet and other equipment leasing, SBA loans and loans originated for sale into CMBS capital markets. We have sold a portion of our discontinued loans and are pursuing additional sales. As described in Note C and Note T to the financial statements, and separate from discontinued operations, the financial statements  reflect applicable restatement adjustments for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been issued.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter.  Approximately $28.5 million of losses that were not previously reported were restated. Also, $12.7 million of losses related to loans made before December 31, 2014 that were resolved after that date but before the issuance date of our financial statements, were recognized in our 2014 financial statements. Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations. To manage high cash balances resulting from deposit growth, we have become more selective in our  focus on more profitable overall  relationships. In certain instances we have and may in the future, exit less profitable relationships to manage cash balances.  We are working with our regulators to satisfy BSA requirements and believe we are progressing. Our BSA efforts include the use of BSA consultants in 2014 and 2015 at significant expense and hiring additional BSA staff.

Recent Developments

          In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  As a result of the discontinuation, we expect to dispose of approximately $867 million of commercial loans.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  See Part II, Item IA, “Risk Factors—Risks Relating to Our Business We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.”  To dispose of our commercial loan portfolio, we have engaged several intermediaries which are in the business of selling loans, primarily to other financial institutions, to assist in completing loan sales.  As of June 30, 2015 had sold loans with a book value of approximately $342.2 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $342.2 million of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity.  The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated subsidiary. See “ Financial Condition-Investment in Unconsolidated Subsidiary” later in this Item 7.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million. We continue to pursue additional loan sales. (See Note W to the financial statements.)

We have adjusted our financial statement presentation for items related to discontinued operations. Separately, we have restated our financial statements for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been filed prior to this Form 10-K.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which  those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter, when commercial lending operations were discontinued.  Approximately $28.5 million of discontinued operations losses that were not previously reported were included during these periods.  Also, $12.7 million of losses incurred in 2015 related to loans that were resolved before the issuance date of our financial statements and were reflected in our 2014 financial statements. Significant  losses  incurred related to the loan portfolio prior to the filing of the Form 10-K, are generally required to be included in the financial statements  of that 10-K.  In Note C and Note T to the financial statements, we restated the annual and quarterly financial statements which are shown with  applicable restatement adjustments.    Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent Order, with the FDIC which became effective on June 5, 2014.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, Compliance Program.

The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations, among them: appoint a qualified BSA/OFAC (Office of Foreign Assets Control) officer; revise the written BSA Compliance Program; develop and implement additional policies and procedures for suspicious activity monitoring and reporting; review and enhance customer due diligence and risk assessment processes; review past account activity to determine whether suspicious activity was properly identified and reported; strengthen internal controls, including augmenting oversight by the Bank’s Board of Directors of BSA activities; establish an independent testing program; and develop policies and procedures to govern staffing and training for BSA compliance.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income.

To date, the Bank has implemented multiple upgrades that address the requirements of the 2014 Consent Order, such as appointing a qualified BSA/OFAC officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions, and increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards.  Although these measures have increased and will continue to add to non-interest expense, including significant initial consulting fees, we expect that the growth in our continuing lines of business should, over time, offset these expenses.  (See “Non- Interest Expense”)

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments. Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant related to its BSA-AML program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.  Subsequent to December 31, 2014 the primary BSA-AML consultant performed services resulting in $638,000 in billings reflected as expense in 2015, with no additional billings expected.  The primary consultant for the lookback performed services resulting in $5.2 million in billings and expense in the first quarter of 2015.  In the second quarter of 2015 the lookback consultant exceeded the estimates in the related contract for both the time  and cost required, resulting in an additional $9.1 million in billings. We cannot now estimate expenses for remaining lookback services; however, we expect that the lookback will be completed in the second quarter of 2016.

             On August 27, 2015, the Bank entered into an Amendment to Consent Order, or the Amendment, with the FDIC, amending the 2014 Consent Order.  The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The Amendment provides that the Bank shall not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

             On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any distributions to TPL or its subsidiaries, or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve. The Federal

Reserve  approved the payment of the interest on the  Company’s trust preferred securities due September 15, 2015. Future payments are subject to future approval by the Federal Reserve.

We learned through a compliance examination that certain actions of third parties through which we issue cards are being scrutinized by the FDIC.  The FDIC has informed us that it is analyzing  certain operational aspects related to these card programs which may constitute unfair or deceptive acts or practices regulations under Section 5 of the Federal Trade Commission Act.  The operational practices of the third parties identified by the FDIC were the following:  practices related to the termination of a third-party rewards program tied to deposit accounts, including the timing of the notice of termination, and the disclosure of the effects of such termination on the consumer’s ability to obtain unredeemed rewards; practices performed by third parties related to the time frames within which we must respond to a consumer’s notice of error with respect to electronic transactions in various types of deposit accounts; and practices related to the timing and frequency of disclosed account fees and the manner by which the account holder is notified of these fees in periodic statements  generated by third parties.  While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

In December, 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties. The reclassification resulted in a 10 basis point increase in our fourth quarter assessment, or approximately a $1.0 million increase in FDIC expense for that quarter.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank. The Bank’s deposits do not exhibit the volatility normally associated with brokered deposits obtained through deposit brokers, and are considered to be stable and low cost.

We are a defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adversely affect our financial condition and results of operations.  See Part II, Item 1A, “Risk Factors- We are named as a defendant in a class action securities lawsuit and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.” This litigation is in its preliminary stages.  We believe that the complaint is without merit and intend to defend vigorously.

Results of Operations

Overview: Net interest income continued its upward trend in 2014 and 2013 as a result of higher loan and securities balances, notwithstanding historically low market interest rates resulting from continuing Federal Reserve actions to maintain low rates for extended periods.  As a result of continued low rates,  loan and securities yields declined to a greater degree than  deposit rates which are now minimally in excess of 0%.  Net interest income grew primarily because of loan growth in targeted specialty lending segments and a strategy to significantly expand the investment securities portfolio.  Non-interest income increased in 2014, reflecting increased numbers of accounts and transactions in our prepaid card and card payments businesses.  Additional personnel for BSA and other regulatory compliance, especially for prepaid cards, and additional staffing expense for the CMBS division were, with other infrastructure costs, reflected in higher non-interest expense.  In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its national specialty lending lines of business.  We anticipate selling the approximate $867 million of related loans and using the proceeds to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. We have begun the process of selling our portfolio and have sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain on  sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  At December 31, 2014 our continuing specialty lending total loans amounted to $874.6 million, an increase of $238.6 million over the $636.0 balance at December 31, 2013.  Our investment securities available for sale increased $240.5 million to $1.49 billion from $1.25 billion between those respective dates.

Net Income: 2014 compared to 2013. Income from continuing operations before income taxes was $7.3 million in 2014 compared to $20.3 million in 2013. While in 2014 there was a $4.4 million increase in non-interest income (excluding securities gains and other-than-temporary impairment (OTTI) charges), and a $19.0 million increase in net interest income,   these increases were more than offset by an  $847,000 increase in the provision for loan and lease losses,  $8.8 million of BSA related consulting expenses and a $25.4 million increase in other non-interest expense.  Of that $25.4 million increase, $8.3 million resulted from higher salary and employee benefits expense primarily as a result of staff additions, with the balance of the increase resulting from other expenses including higher FDIC insurance and data processing expense.  The staff additions were made to our BSA and regulatory compliance functions due to increased regulatory requirements and for prepaid card and commercial loan sales departments to accommodate their growth.  Data processing and software expense categories increased $3.7 million as a result of an increased number of accounts and transaction volume and for prepaid card  and other software to improve efficiency and scalability. FDIC insurance expense increased $3.1 million, reflecting deposit growth and the reclassification of the majority of the Bank’s deposits as brokered, with reductions in future assessment rates dependent on future FDIC evaluations of the Bank. Depreciation, rent and other occupancy costs increased $1.7 million  reflecting additional main office operations and compliance space and new Florida office space for BSA staff.  The $4.4 million increase in non-interest income (excluding securities gains and OTTI charges) reflected: a $5.9 million increase in prepaid card fees which reflected higher volumes of transactions and accounts; a $4.7 million decrease in gain on sale of loans resulting from lower spreads; a $1.4 million increase in both service fees on deposits and card payment income and increases in other non-interest income categories. Higher net interest income resulted primarily from higher securities and loan balances. Reflecting  a tax benefit resulting from the reversal of valuation allowances, income tax benefit for continuing operations increased to $14.5 million in 2014 compared to expense of $6.8 million in 2013. Reflecting the tax benefit,  net income from continuing operations amounted to $21.8 million in 2014, compared to  $13.5 million in 2013, or a continuing operations income per diluted share of $.57 compared to continuing operations income per diluted share of $.35 in 2013.  Net income from discontinued operations was $35.3 million for 2014 compared to net loss of $27.9 million for 2013. Net income in 2014 reflected the reversal of loan charges restated back to prior periods including 2013, which resulted in a loss in that year (See Notes C and T to the financial statements). Including discontinued operations, diluted income per share was $1.49 for 2014 compared to diluted loss per share of $0.40 for 2013 on net income of $57.1 million and net loss of $14.4 million, respectively.

Net Income: 2013 compared to 2012.  Net income from continuing operations for 2013 was $13.5 million, or $0.35 diluted earnings per share, compared to net loss from continuing operations of $5.8 million,  or $0.17 diluted loss per share for 2012.  The $19.3 million increase reflected a $31.2 million increase in non-interest income (excluding securities gains and other-than-temporary impairment (OTTI) charges), and a $12.3 million increase in net interest income which were partially offset by a $21.6 million increase in non-interest expense.  The increase in non-interest income reflected a $12.0 million increase in prepaid card fees which reflected higher volumes of transactions and accounts.  The increase also reflected a $15.3 million increase in gain on sale of loans as 2013 was the first full year of operations for a  new department which originates and sells CMBS loans.  Higher net interest income resulted primarily from higher securities and loan balances. Deposits grew between the periods; however, interest expense was lower as a result of lower rates.  Of the $21.6 million increase in non-interest expense, $12.3 million resulted from higher salaries and employee benefits primarily as a result of staff additions to our prepaid card, regulatory compliance and commercial loan sales departments to accommodate their growth, with the balance of the increase resulting from other expenses including higher software and data processing expenses.  Net loss from discontinued operations amounted to $27.9 million  in 2013, compared to net loss of $37.4 million in 2012. The losses resulted from the restatement of loan charges originally recognized in 2014 and restated to those  years.  Including discontinued operations, diluted loss per share of $0.40 for 2013 compared to diluted loss per share of $1.30 for 2012, on net loss of $14.4 million and $43.2 million respectively.

Net Interest Income: 2014 compared to 2013. Our net interest income for 2014 increased to $59.4 million, an increase of $19.0 million or 47.2%, from $40.4 million for 2013, reflecting a $19.6 million or 38.3% increase in interest income to $70.7 million from $51.2 million for 2013.  The increase in net interest income resulted primarily from higher balances of securities and loans.  Our average loans and leases increased 43.4% to $921.1 million in 2014 from $642.4 million for 2013, while related interest income increased $8.8 million on a tax equivalent basis.  Our average investment securities increased 42.6% to $1.51 billion for 2014 from $1.06 billion for 2013, while related interest income increased $14.8 million on a tax equivalent basis.  We increased our investment portfolio in 2014 to increase yields earned on funds which would otherwise be invested in lower yielding overnight investments.  The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows in 2014.  Interest expense increased by $527,000 in 2014 compared to 2013, reflecting higher deposit balances.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2014 increased 16 basis points to 2.60% from 2.44% for 2013.  The increase in net interest margin resulted primarily from deploying balances at the Federal Reserve into higher yielding loans and investments.  Deposits invested at the Federal Reserve bore interest at only 25 basis points.  For 2014, the average yield on our interest-earning assets increased to 2.42% from 2.03% for 2013, an increase of 39 basis points.  The cost of total deposits decreased to 0.26% for 2014 from 0.27% for 2013, a decrease of 1 basis point.  The cost of total deposits and interest bearing liabilities decreased to 0.27% in 2014 compared to 0.29% in 2013, a decrease of 2 basis points.  In 2014, average demand and interest checking deposits amounted to $3.75 billion, compared to $3.19 billion in 2013, an increase of 17.6%.  The increase primarily reflected increased balances in prepaid card and card payment processing deposits.  In 2014, average total deposits increased 11.3% to $4.12 billion, compared to $3.70 billion in 2013. Average savings and money market balances were lower in 2014 reflecting the exit of higher cost deposits.

Net Interest Income: 2013 compared to 2012. Our net interest income for 2013 increased to $40.4 million, an increase of $12.3 million or 43.9%, from $28.1 million for 2012, reflecting an $11.7 million or 29.6% increase in interest income to $51.2 million from $39.5 million for 2012. The increase in net interest income resulted primarily from higher balances of securities and loans while interest expense was reduced.  Our average loans and leases increased 35.3% to $642.4 million in 2013 from $474.9 million for 2012, while related interest income increased $6.8 million on a tax equivalent basis.  Our average investment securities increased 80.4% to $1.06 billion for 2013 from $586.4 million for 2012, while related interest income increased $5.6 million on a tax equivalent basis.  We increased our investment portfolio in 2013 to increase yields earned on funds which would otherwise be invested in lower yielding overnight investments.  The impact of the reductions in rates by the Federal Reserve which began in the second half of 2007 continued as rates remained at historic lows. Interest expense decreased by $644,000 in 2013 compared to 2012, reflecting lower deposit rates.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2013 decreased 14 basis points to 2.44% from 2.58% for 2012.  The decrease in net interest margin reflected continuing disproportionately high balances at the Federal Reserve Bank, resulting from continuing high deposit growth, and continued downward pressure on loan and security yields.  Deposits invested at the Federal Reserve Bank bore interest at only 25 basis points.  For 2013 the average yield on our interest-earning assets remained at 2.03%,   the same as in 2012.  The cost of total deposits decreased to 0.27% for 2013 from 0.33% for 2012, a decrease of 6 basis points.  The cost of total deposits and interest bearing liabilities decreased to 0.29% in 2013 compared to 0.36% in 2012, a decrease of 7 basis points.  This decrease reflected our continuing decreases in deposit rates and changes in the mix of our deposits, in particular a significant increase in demand and interest checking deposits.  In 2013, average demand and interest checking deposits amounted to $3.18 billion, compared to $2.67 billion in 2012, an increase of 19.5%.  The increase primarily reflected increased balances in prepaid card and institutional banking deposits.  In 2013, average total deposits increased 17.6% to $3.70 billion, compared to $3.15 billion in 2012.  The growth reflected increases in balances associated with our prepaid card, institutional banking, card payment processing and healthcare categories.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2014			2013
				(restated)
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 903,681	$ 35,849	3.97%	$ 626,158	$ 27,048	4.32%
Leases - bank qualified*	17,400	938	5.39%	16,209	910	5.61%
Investment securities-taxable	1,031,584	20,662	2.00%	811,440	15,999	1.97%
Investment securities-nontaxable*	477,384	17,454	3.66%	246,490	7,320	2.97%
Interest earning deposits at Federal Reserve Bank	720,240	1,792	0.25%	931,468	2,328	0.25%
Federal funds sold and securities sold under agreements to resell	33,814	462	1.37%	34,589	425	1.23%
Net interest earning assets	3,184,103	77,157	2.42%	2,666,354	54,030	2.03%

Allowance for loan and lease losses	(3,521)			(2,320)
Assets held for sale	1,162,319	49,891	4.29%	1,271,576	55,400	4.36%
Other assets	115,003			95,629
	$ 4,457,904			$ 4,031,239

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,746,958	$ 9,097	0.24%	$ 3,185,919	$ 7,851	0.25%

Savings and money market	366,160	1,574	0.43%	500,113	2,133	0.43%
Time	7,974	96	1.20%	17,443	182	1.04%
Total deposits	4,121,092	10,767	0.26%	3,703,475	10,166	0.27%

Short-term borrowings	5	-	0.00%	-	-	0.00%
Repurchase agreements	17,496	50	0.29%	18,442	54	0.29%
Subordinated debt	13,401	478	3.57%	13,401	548	4.09%
Total deposits and interest bearing liabilities	4,151,994	11,295	0.27%	3,735,318	10,768	0.29%

Other liabilities	17,721			25,277
Total liabilities	4,169,715			3,760,595

Shareholders' equity	283,074			255,430
	$ 4,452,789			$ 4,016,025

Net interest income on tax equivalent basis *		$ 115,753			$ 98,662

Tax equivalent adjustment		6,437			2,880

Net interest income		$ 109,316			$ 95,782

Net interest margin *			2.60%			2.44%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2012
	(restated)
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 461,308	$ 20,309	4.40%
Leases - bank qualified*	13,571	826	6.09%
Investment securities-taxable	482,463	13,378	2.77%
Investment securities-nontaxable*	103,900	4,331	4.17%
Interest earning deposits at Federal Reserve Bank	974,762	2,433	0.25%
Federal funds sold and securities sold under agreements to resell	425	7	1.65%
Net interest earning assets	2,036,429	41,284	2.03%

Allowance for loan and lease losses	(1,971)
Assets held for sale	1,307,517	57,376	4.39%
Other assets	116,283
	$ 3,458,258

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 2,666,493	$ 7,691	0.29%
Savings and money market	455,860	2,401	0.53%
Time	26,624	356	1.34%

Total deposits	3,148,977	10,448	0.33%

Repurchase agreements	22,508	95	0.42%
Subordinated debt	13,401	869	6.48%
Total deposits and interest bearing liabilities	3,184,886	11,412	0.36%

Other liabilities	9,438
Total liabilities	3,194,324

Shareholders' equity	261,022
	$ 3,455,346

Net interest income on tax equivalent basis *		$ 87,248

Tax equivalent adjustment		1,804

Net interest income		$ 85,444

Net interest margin *			2.58%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2014, average interest-earning assets increased to $3.18 billion, an increase of $517.7 million, or 19.4%, from 2013. The increase reflected increased average balances of loans and leases of $278.7 million, or a 43.4% increase, and increased average balances of investment securities of $451.0 million, or a 42.6% increase.  Average demand and interest checking deposits increased $561.0 million, or a 17.6% increase as the prepaid card and card payment processing deposits grew as a result of clients added through marketing efforts.   Average savings and money market deposits decreased $134.0 million, or 26.8%.

Volume and Rate Analysis.   The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2012 through 2014 on a tax equivalent basis.   The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2014 versus 2013			2013 versus 2012
				(restated)
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 10,788	$ (1,987)	$ 8,801	$ 7,113	$ (374)	$ 6,739
Bank qualified tax free leases net of
unearned discount	61	(33)	28	140	(56)	84
Investment securities-taxable	4,406	257	4,663	4,548	(1,927)	2,621
Investment securities-nontaxable	8,128	2,006	10,134	3,781	(792)	2,989
Interest earning deposits	(526)	(10)	(536)	(108)	3	(105)
Federal funds sold	(9)	46	37	419	(1)	418
Assets held for sale	(4,700)	(809)	(5,509)	(1,568)	(408)	(1,976)
Total interest earning assets	18,148	(530)	17,618	14,325	(3,555)	10,770

Interest expense:
Demand and interest checking	$ 1,383	$ (137)	$ 1,246	$ 1,498	$ (1,338)	$ 160
Savings and money market	(576)	17	(559)	279	(547)	(268)
Time	(120)	34	(86)	(106)	(68)	(174)
Total deposit interest expense	687	(86)	601	1,671	(1,953)	(282)
Subordinated debt	-	(70)	(70)	-	(321)	(321)
Other borrowed funds	(3)	(1)	(4)	(15)	(26)	(41)
Total interest expense	684	(157)	527	1,656	(2,300)	(644)
Net interest income:	$ 17,464	$ (373)	$ 17,091	$ 12,669	$ (1,255)	$ 11,414
Provision for Loan and Lease Losses.   Our provision for loan and lease losses was $1.2 million for 2014, $355,000 for 2013, and $6.6 million for 2012.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs which totaled $1.5 million, $520,000 and $4.4 million respectively, in 2014, 2013 and 2012.  At December 31, 2014, our allowance for loan and lease losses amounted to $3.6 million or 0.42% of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition —Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income.   Non-interest income was $85.0 million for 2014, compared to $82.1 million for 2013 and  $49.7 million for 2012 before other than temporary impairment on securities of $0, $20,000 and $202,000 in those respective years.  The $3.0 million, or 3.6%, increase in non-interest income in 2014 compared to 2013 reflected the $5.9 million  impact of net increases in transaction volumes and accounts on prepaid card fees.  Prepaid card fees increased 13.1%, to $51.3 million from $45.3 million in 2013.  Commercial loan sales income decreased  $4.7 million to $12.5 million. While the volume of loans sold increased significantly, spreads narrowed, resulting in the decrease.  In 2014, service fees on deposit accounts increased $1.4 million, or 27.4%, reflecting increased service charges on retirement accounts, and card payment processing fees increased $1.4 million, or 33.5% as a result of higher volumes of card payment processing and clearing house payments, or ACH, transactions.  The $32.6 million, or 65.2%, increase in non-interest income in 2013 compared to 2012 primarily reflected the $12.0 million impact of increases in transaction volume and accounts on prepaid card fees.  Prepaid card fees increased 36.1% to $45.3 million from $33.3 million in 2012.  Increases in commercial loan sales income of $15.3 million reflected the full year operation of the CMBS department which originates and sells loans into secondary securities markets; increases in service fees on deposit accounts of $1.4 million, or 40.3%, reflected an increased number of healthcare accounts; and increases in card payment processing fees of $1.1 million, or 35.9%, reflected higher volumes of card payment processing and ACH transactions.

Non-Interest Expense.  Total non-interest expense in 2014 was $136.0 million, an increase of $34.2 million or 33.6% over the $101.8 million in 2013. The increase reflected $8.8 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  Salaries and employee benefits amounted to $60.5 million in 2014, an increase of $8.3 million or 15.8% over the $52.2 million in 2013.  The increase reflected staff additions and related expense for BSA compliance, commercial loan sales and infrastructure. The increase included $1.2 million of supplemental executive retirement expense reflecting the release of new actuarial assumptions in October, 2014 and the former Chief Executive Officer’s retirement on December 31, 2014. The former Chief Executive Officer was the sole executive covered by a retirement plan of any type.  Depreciation and amortization increased $829,000 to $4.5 million, or 22.4%, from $3.7 million in 2013, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent and occupancy increased $836,000 to $4.7 million, or 21.7%, from $3.9 million in 2013, which reflected additional main office operations and compliance space and new Florida office space for BSA staff.  Data processing expense increased to $13.2 million, an increase of approximately $2.3 million or 21.3% from $10.9 million in 2013, reflecting increased account and transaction volume.  Printing and supplies increased $631,000 or 39.5% to $2.2 million from $1.6 million in 2013.  Professional fees, primarily audit related, decreased $14,000 or 1.0% to $1.4 million from $1.4 million in 2013.  Legal expense increased $54,000, or 2.6%, to $2.1 million from $2.0 million in 2013. FDIC insurance increased $3.1 million or 84.8% to $6.8 million from $3.7 million for 2013. The increase resulted primarily from a higher assessment rate and increased average deposits.  In December, 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most of its other deposits as brokered, which resulted in a 10 basis point increase in the fourth quarter assessment, or approximately a $1.0 million increase in FDIC expense for that quarter.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.  Software expense increased $1.4 million or 38.1% to $4.9 million from $3.5 million in 2013.    The increase included software for prepaid cards

and for information technology to improve efficiency and scalability.  Insurance expense increased $389,000 or 29.7% to $1.7 million from $1.3 million in 2013.  The increase reflected the impact of additional coverage for prepaid cards.  Telecom and information technology network communications increased $1.0 million or 70.7% to $2.5 million from $1.5 million in 2013 reflecting costs associated with the new Florida location for BSA staff and increased costs for European IT operations.  Securitization and servicing expense increased $1.1 million or 140.3% to $1.8 million from $767,000 in 2013.  The increase primarily reflects an increased volume of loans sold in 2014 compared to the prior year.  Consulting increased $1.8 million or 103.1% to $3.5 million from $1.7 million in 2013.  The increase reflected increased information technology costs and CMBS consulting fees.  Other non-interest expense increased $3.6 million or 29.3% to $16.0 million from $12.4 million in 2013.  The $3.6 million increase primarily reflected increases as follows: $500,000 for a legal settlement, $400,000 in lodging,  $495,000 in prepaid card losses, $185,000 in association fees, $176,000 in postage, $167,000 in recruitment fees and $135,000 in correspondent bank fees.

 Total non-interest expense in 2013 was $101.8 million, an increase of $21.6 million or 27.0% over the $80.2 million in 2012. Salaries and employee benefits amounted to $52.2 million in 2013, an increase of $12.3 million or 30.9% over the $39.9 million in 2012.  The increase reflected staff additions to our prepaid card, regulatory compliance, commercial loan sales departments and other infrastructure.  The prepaid card staff additions reflected staff acquired in December 2012 in connection with European operations and regulatory compliance staff additions reflected personnel for third party risk management and staff for compliance with various regulations including BSA.  Commercial loan sales staff increases reflected additional originators.  Depreciation and amortization increased $932,000 to $3.7 million, or 33.7%, from $2.8 million in 2012, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent and occupancy increased $833,000 to $3.9 million, or 27.5%, from $3.0 million in 2012, which reflected additional space to accommodate growth in our prepaid card and compliance staff.  Data processing expense increased to $10.9 million, an increase of approximately $950,000 or 9.6% from $9.9 million in 2012, reflecting increases in the number of deposit accounts and related transaction volume.  Printing and supplies decreased $39,000 or 2.4% to $1.6 million from $1.6 million in 2012.  Professional fees, primarily audit related, increased $296,000 or 25.9% to $1.4 million from $1.1 million in 2012.  The increase reflected additional audit expense for data security.  Legal expense increased $337,000, or 19.7%, to $2.0 million from $1.7 million in 2012.  Legal expense continued to reflect additional expense for European operations, which included obtaining licenses in various countries in the European Union.  FDIC insurance increased $510,000 or 16.1% to $3.7 million from $3.2 million for 2012.  The increase resulted primarily from growth in average assets against which the assessment rate is applied.  Software expense increased $1.2 million or 51.1% to $3.6 million from $2.4 million in 2012.  The increase included software for prepaid cards, SBA loan processing, increased security, storage capacity and software used for deposit products and increased amortization costs for internally developed software related to our affinity programs.  Insurance increased $335,000 or 34.3% to $1.3 million from $976,000.  The increase reflected additional coverages for prepaid cards.  Telecom and information technology network communications increased $302,000 or 25.6% to $1.5 million from $1.2 million reflecting costs associated with additional infrastructure.  Securitization and servicing increased $669,000 to $767,000 from $98,000.  The increase reflected the full year operations of the commercial loan sales department and the resulting increased volume of loans sold.  Consulting increased $577,000 or 51.4% to $1.7 million from $1.1 million.  The increase reflected consulting expenses in connection with the commercial loan sales department.  Other non-interest expense increased $2.2 million or 22.1% to $12.4 million from $10.2 million in 2012.  The $2.2 million increase primarily reflected increases as follows: $697,000 in travel, which includes business development,  $349,000 in marketing, $255,000 in check card losses, $263,000 related to our European operations and $203,000 in correspondent bank fees.

Income Tax Benefit and Expense

Income tax benefit for continuing operations was $14.5  million for 2014 versus $6.8 million of expense for 2013 and a benefit of $3.5 million for 2012.  The tax benefit in 2014 primarily resulted from  the reversal of the valuation allowances.  The effective tax rate for 2013 was 33.3% compared to a 37.7% benefit rate in 2012. The effective tax rate in 2013 reflected the impact of higher amounts of tax exempt municipal securities income.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits, which were $348.8 million in 2014 and $959.8 million in 2013.   Our deposit growth in these years has exceeded our ability to deploy the funds in prudent loans, resulting in relatively high levels of cash and cash equivalents which we discuss below.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2014.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate.  The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  However, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times in 2014. We have been reducing excess liquidity as a result of low overnight rates.  Accordingly, excess liquidity maintained as interest earning deposits at the Federal Reserve  has decreased.  These reductions resulted from deployment of overnight funds into investments and loans and exiting less profitable relationships.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source.  We have shifted to primarily using deposits for our funding as a result of our deposit growth. While the FDIC now classifies prepaid and other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank and PNC Bank.  We have a $355.8 million line of credit with the Federal Home Loan Bank and $34.0 million in additional lines of credit with correspondent banks.  As of December 31, 2014, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks. At no time during the year did we experience any difficulties accessing these lines.  We actively monitor our positions and contingent funding sources on a daily basis.

In 2011, we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2014, we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66.  We did not repurchase any shares in 2014, 2013 and 2012.

As a result of the discontinuance of our commercial loan operations we have received and expect to continue to receive during 2015, substantial cash proceeds.  We currently anticipate that these proceeds will be deployed into investment securities.   We have begun the process of selling our portfolio and have sold loans with a book value of approximately $342.2 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.

Included in our cash and cash-equivalents at December 31, 2014, were $1.06 billion of interest-earning deposits which primarily consisted of deposits with the Federal Reserve Bank.  Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns.  As federal funds rates became comparable to the 25 basis point level offered by the Federal Reserve Bank, we adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.  In addition, we deployed a portion of our excess funds to various securities investments to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $232.6 million in 2014, $596.5 million in 2013 and $291.3 million in 2012 and net loans of $240.0 million in 2014, $134.1

million in 2013 and $174.1 million in 2012.   At December 31, 2014, we had outstanding commitments to fund loans, including unused lines of credit, of $709.1 million.

To manage excess cash balances maintained at the Federal Reserve, the Bank has exited and will likely continue to exit less profitable deposit relationships.  We have historically down streamed the majority of the capital funding we have generated from common stock offerings to the Bank. The holding company has, as of August 2015 in excess of $10 million in available cash.  We have historically not paid dividends and have no plans to do so in the foreseeable future. In addition, as a result of a supervisory letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank.  See Item 1, “Business—Regulation under Banking Law,”  and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the 2012 and 2014 Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”. The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due September 15, 2015.  Future payments are subject to future approval by the Federal Reserve.

 As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of August, 2015, we had approximate cash reserves of $10 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $125,000 based on a floating rate of 3.25% over LIBOR.   We expect that the conditions under which the Amendment to the 2014 Consent Order was issued will have been remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 6.0% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2014, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital
	to average	to risk-weighted	to risk-weighted
	assets ratio	assets ratio	assets ratio

As of December 31, 2014
The Bancorp	7.07%	11.54%	11.67%
The Bancorp Bank	6.46%	10.46%	10.59%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

As of December 31, 2013 (restated)
The Bancorp	6.09%	10.55%	11.87%
The Bancorp Bank	4.17%	7.22%	8.53%
The Bancorp Bank pro forma (1)	5.58%	9.62%	10.92%
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%

(1) The Company downstreamed $58.0 million in capital to the Bank in 2014. If charges related to the restatement had occurred in 2013 the Company would have made the capital injection at that time.  Based on the pro forma calculations the Bank would have maintained its well capitalized status at December 31, 2013.

The liquidity of the Bancorp, Inc. considered as an entity apart from the Bank, depends almost entirely upon the ability of the Bank to pay dividends to The Bancorp, Inc., which is subject to regulatory constraints.  For a discussion of these constraints, see Item

1, “Business – Federal Regulation Regulatory Restrictions on Dividends” and “Delaware Regulation: Limitation on Dividends.”  During 2014, 2013 and 2012, no dividends were paid and these regulatory constraints had no material effect on The Bancorp, Inc.

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

As a financial institution, potential interest rate volatility is a primary component of our market risk.  Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest-earning assets, other than those with short-term maturities.  We do not own any trading assets.  We use hedging transactions only for commercial loans originated for sale into secondary securities markets.

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements.  To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to implement the policies and to respond to market conditions.  The primary goal of our policies is to optimize margin and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2014.   Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 41,736	$ -	$ 30,933	$ 4,743	$ 139,668
Loans net of deferred loan costs	575,039	52,144	124,445	118,216	4,749
Investment securities	282,014	212,546	346,743	230,939	515,162
Interest earning deposits	1,059,320	-	-	-	-
Securities purchased under agreements to resell	46,250	-	-	-	-
Total interest earning assets	2,004,359	264,690	502,121	353,898	659,579

Interest bearing liabilities:
Demand and interest checking	2,705,016	197,047	197,047	-	-
Savings and money market	82,700	165,398	82,700	-	-
Time deposits	-	1,400	-	-	-
Securities sold under agreements to repurchase	19,414	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,820,531	363,845	279,747	-	-
Gap	$ (816,172)	$ (99,155)	$ 222,374	$ 353,898	$ 659,579
Cumulative gap	$ (816,172)	$ (915,327)	$ (692,953)	$ (339,055)	$ 320,524
Gap to assets ratio	-16%	-2%	4%	7%	13%
Cumulative gap to assets ratio	-16%	-18%	-14%	-7%	6%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively.  While the percentage change of 17.87% in the down 200 basis point scenario, exceeds the 15% guideline, the fact that short term rates are approximately .25% implies that a 200 basis point decrease is not currently realistic.  As illustrated in the following table, we complied with our asset/liability policy at December 31, 2014.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2014		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 623,422	-0.75%	$ 90,853	1.76%
+100 basis points	626,028	-0.34%	89,955	0.75%
Flat rate	628,154	0.00%	89,282	0.00%
-100 basis points	584,317	-6.98%	91,712	2.72%
-200 basis points	515,896	-17.87%	83,679	-6.28%

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

Historically, we have used variable rate commercial loans as the principal means of limiting interest rate risk. Both the Bank’s SBLOC and SBA loans are primarily variable rate.  We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2014 were $4.99 billion, of which our total loans and loans held for sale  from continuing operations were $1.09 billion  and our assets held for sale (from discontinued operations) were $887.9 million, $867.4 million of which were loans.   At December 31, 2013 our total assets were $4.60 billion, of which our total loans and loans held for sale  from continuing operations were $705.9 million and our assets held for sale (from discontinued operations) were $1.18 billion, $1.18 billion of which were loans. Investment securities available for sale increased to $1.49 billion at December 31, 2014 from $1.25 billion at December 31, 2013.  Most of the increase in total assets at December 31, 2014 reflected increases in both loans from continuing operations and investment securities.

Interest earning deposits and federal funds sold.  At December 31, 2014, we had a total of $1.06 billion of interest earning deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note E to the Consolidated Financial Statements.  Total investment securities increased to $1.59 billion on December 31, 2014, an increase of $237.1 million or 17.6% from a year earlier.  The increase in investment securities was primarily a result of increased purchases of municipal and residential mortgage-backed securities.

Other securities, included in the held-to-maturity classification at December 31, 2014, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $17.8 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single issuer trust preferred securities of $10.8 million, of which one security for $1.9 million was issued by a bank and one security totaling $8.9 million was issued by an insurance company; and (ii) book value of a bank senior note of $7.0 million.

A total of $75.9 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $174,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2014 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	8,964	5,144	(3,820)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 174	$ 260	$ 86	CAA3	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized losses on the consolidated income statement becomes the security’s new cost basis.  As prescribed by accounting standards, for 2014, 2013 and 2012, respectively, we recognized other-than-temporary impairment charges of $0, $20,000 and $202,000 related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2014 and 2013, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

Available-for-sale		Held-to-maturity
December 31, 2014		December 31, 2014
Amortized	Fair	Amortized	Fair
cost	value	cost	value

U.S. Government agency securities	$ 16,519	$ 16,561	$ -	$ -
Federally insured student loan securities	125,789	126,012	-	-
Tax-exempt obligations of states and political subdivisions	535,622	551,269	-	-
Taxable obligations of states and political subdivisions	58,868	61,379	-	-
Residential mortgage-backed securities	419,503	422,129	-	-
Commercial mortgage-backed securities	123,519	123,239	-	-
Foreign debt securities	67,094	66,878	-	-
Corporate and other debt securities	126,610	126,172	93,765	91,914
	$ 1,473,524	$ 1,493,639	$ 93,765	$ 91,914

	Available-for-sale		Held-to-maturity
	December 31, 2013		December 31, 2013
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 10,680	$ 10,726	$ -	$ -
Federally insured student loan securities	147,717	147,573	-	-
Tax-exempt obligations of states and political subdivisions	378,180	378,950	-	-
Taxable obligations of states and political subdivisions	78,638	79,168	-	-
Residential mortgage-backed securities	323,199	322,774	-	-
Commercial mortgage-backed securities	118,838	120,347	-	-
Foreign debt securities	72,729	72,202	-	-
Corporate and other debt securities	121,281	121,377	97,205	95,030
	$ 1,251,262	$ 1,253,117	$ 97,205	$ 95,030

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.0 million at December 31, 2014 and $3.2 million at December 31, 2013.

Investment securities with a carrying value of $25.7 million at December 31, 2014 and $29.1 million at December 31, 2013, were pledged as collateral to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2014 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ -	-	$ -	-	$ 2,140	3.73%	$ 14,421	2.02%	$ 16,561
Federally insured student loan securities	-	-	-	-	75,302	1.37%	50,710	1.21%	126,012
Tax-exempt obligations of states and political subdivisions*	36,934	0.68%	99,633	1.18%	214,070	2.61%	200,632	3.45%	551,269
Taxable obligations of states and political subdivisions	12,409	2.09%	18,949	1.18%	5,322	4.64%	24,699	5.48%	61,379
Residential mortgage-backed securities	3,244	3.30%	4,562	2.02%	27,317	2.63%	387,006	1.82%	422,129
Commercial mortgage-backed securities	39,742	1.27%	52,898	2.02%	-	-	30,599	4.01%	123,239
Foreign debt securities	3,074	1.89%	55,687	1.91%	6,971	2.65%	1,146	5.55%	66,878
Corporate and other debt securities	9,425	2.61%	76,507	2.23%	39,343	1.95%	897	1.09%	126,172
Total	$ 104,828		$ 308,236		$ 370,465		$ 710,110		$ 1,493,639

Weighted average yield	1.61%	1.60%	2.35%	2.19%

*  The yield shown, if adjusted to its taxable equivalent, would approximately 1.05%, 1.82%, 4.02% and 5.31% for zero to one year, one to five years, five to ten years and over ten years, respectively.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Corporate and other debt securities	$ -	-	$ 7,048	3.22%	$ -	-	$ 86,717	1.57%	$ 93,765
Total	$ -		$ 7,048		$ -		$ 86,717		$ 93,765
Weighted average yield				3.22%				1.57%

Loan Portfolio. We have developed a detailed credit policy for our lending activities and we utilize loan committees to oversee the lending function.  SBLOC and other consumer loans, SBA, Leases and CMBS each have their own loan committee.  The Chief Executive Officer, Chief Credit Officer and the Bank’s Senior Credit Officer serve on all committees.  Each committee also includes lenders from that particular type of specialty lending.  The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy.  Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
		(restated)	(restated)	(restated)	(restated)

SBA non real estate	$ 62,425	$ 45,875	$ 50,059	$ 16,829	$ 2,159
SBA commercial mortgage	82,317	69,730	30,824	10,338	-
SBA construction	20,392	51	7,411	4,118	-
Total SBA loans	165,134	115,656	88,294	31,285	2,159
Direct lease financing	194,464	175,610	156,697	129,682	103,289
SBLOC	421,862	293,109	235,184	144,668	127,487
Other specialty lending	48,625	1,588	1,212	1,165	1,091
Other consumer loans	36,168	45,152	50,893	57,411	58,520
	866,253	631,115	532,280	364,211	292,546
Unamortized loan fees and costs	8,340	4,886	2,861	1,184	315
Total loans, net of deferred loan costs	$ 874,593	$ 636,001	$ 535,141	$ 365,395	$ 292,861

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

December 31, 2014
	Within	One to five	After
	one year	years	five years	Total
(in thousands)
SBA non real estate	$ 58	$ 4,975	$ 57,392	$ 62,425
SBA commercial mortgage	5,022	-	77,295	82,317

SBA construction	4,279	1,481	14,632	20,392
	$ 9,359	$ 6,456	$ 149,319	$ 165,134

Loans at fixed rates		$ -	$ -	$ -
Loans at variable rates		6,456	149,319	155,775
Total		$ 6,456	$ 149,319	$ 155,775

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine a provision for loan losses in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with ASC 450, Contingencies, and ASC 310, Receivables.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a  review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of management.  The loan review department’s oversight parameters include borrower relationships over $3.0 million, whether they are performing or not, and loans that are 90 days or more past due or which have been previously adversely classified.  At December 31, 2014, approximately  45% of the continuing loan  portfolio was reviewed.  The loan review policy guideline specifies a minimum of 60% of total loan balances are reviewed annually and such coverage was maintained as of December 31, 2013 and December 2012. As of December 31,  2014 that percentage was maintained based upon the total of discontinued and continuing operations loans.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio for appropriate coverage levels for its continuing loan portfolio. In 2014, the loan review department performed additional loan review procedures for commercial loans which were partially or fully subject to charge off in 2012, 2013 and 2014, all criticized loans (loans classified as special mention, substandard and doubtful) and loans which had been assigned a potential loss allocation by an independent third party loan review consultant.  In 2014 that loan review consultant reviewed all commercial loan relationships greater than  $2 million and non accrual loans and continues to update such coverage on a quarterly basis.

The following table presents delinquencies by type of loan for December 31, 2014 and 2013 (in thousands):

December 31, 2014	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non accrual	Total past due	Current	Total loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625

Consumer - other	9		-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

December 31, 2013 (restated)
SBA non real estate	$ -	$ -	$ -	$ 168	$ 168	$ 45,707	$ 45,875
SBA commercial mortgage	-	-	-	-	-	69,730	69,730
SBA construction	-	-	-	-	-	51	51
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
SBLOC	-	-	-	-	-	293,109	293,109
Other specialty lending	-	-	-	-	-	1,588	1,588
Consumer - other	425	-	-	1,356	1,781	8,793	10,574
Consumer - home equity	18	-	-	-	18	34,560	34,578
Unamortized loan fees and costs	-	-	-	-	-	4,886	4,886
	$ 3,870	$ 1,293	$ 110	$ 1,524	$ 6,797	$ 629,204	$ 636,001

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2014, 2013, 2012, 2011 and 2010  (in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
			(restated)		(restated)
		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 385	7.21%	$ 419	7.27%	$ 193	9.40%
SBA commercial mortgage	461	9.50%	496	11.05%	104	5.79%
SBA construction	114	2.35%	-	0.01%	42	1.39%
Direct lease financing	836	22.45%	311	27.83%	239	29.44%
SBLOC	562	48.70%	293	46.44%	236	44.18%
Other specialty lending	66	5.61%	1	0.25%	-	0.23%
Consumer loans	1,181	4.18%	2,361	7.15%	3,171	9.57%
Unallocated	33	-	-	-	-	-
	$ 3,638	100.00%	$ 3,881	100.00%	$ 3,985	100.00%

	December 31, 2011		December 31, 2010
	(restated)		(restated)
		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 54	4.62%	$ 5	0.74%
SBA commercial mortgage	43	2.84%	-	0.00%
SBA construction	8	1.13%	-	0.00%
Direct lease financing	256	35.61%	164	35.31%

SBLOC	73	39.72%	81	43.59%
Other specialty lending	-	0.32%	-	0.37%
Consumer loans	1,273	15.77%	1,132	20.00%
Unallocated	-	-	-	-
	$ 1,707	100.00%	$ 1,382	100.00%

Summary of Loan and Lease Loss Experience.   The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2014
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

December 31, 2013 (restated)
Beginning balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985
Charge-offs	(44)	-	-	(29)	-	-	(447)	-	(520)
Recoveries	-	-	-	8	-	-	53	-	61
Provision (credit)	270	392	(42)	93	57	1	(416)	-	355
Ending balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Ending balance: Individually evaluated for impairment	$ 95	$ -	$ -	$ -	$ -	$ -	$ 135	$ -	$ 230

Ending balance: Collectively evaluated for impairment	$ 324	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,226	$ -	$ 3,651

Loans:
Ending balance	$ 45,875	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 45,152	$ 4,886	$ 636,001

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 1,356	$ -	$ 1,741

Ending balance: Collectively evaluated for impairment	$ 45,490	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 43,796	$ 4,886	$ 634,260

December 31, 2012 (restated)
Beginning balance	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,273	$ -	$ 1,707
Charge-offs	-	-	-	(87)	-	-	(4,290)	-	(4,377)
Recoveries	-	-	-	13	-	-	-	-	13
Provision (credit)	139	61	34	57	163	-	6,188	-	6,642
Ending balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Ending balance: Collectively evaluated for impairment	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Loans:
Ending balance	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 50,893	$ 2,861	$ 535,141

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 927	$ -	$ 927

Ending balance: Collectively evaluated for impairment	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 49,966	$ 2,861	$ 534,214

December 31, 2011 (restated)
Beginning balance	$ 5	$ -	$ -	$ 164	$ 81	$ -	$ 1,132	$ -	$ 1,382
Charge-offs	-	-	-	(39)	(1)	-	(1,279)	-	(1,319)
Recoveries	-	-	-	-	-	-	6	-	6
Provision (credit)	49	43	8	131	(7)	-	1,414	-	1,638
Ending balance	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,273	$ -	$ 1,707

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 205	$ -	$ 205

Ending balance: Collectively evaluated for impairment	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,068	$ -	$ 1,502

Loans:
Ending balance	$ 16,829	$ 10,338	$ 4,118	$ 129,682	$ 144,668	$ 1,165	$ 57,411	$ 1,184	$ 365,395

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,252	$ -	$ 1,252

Ending balance: Collectively evaluated for impairment	$ 16,829	$ 10,338	$ 4,118	$ 129,682	$ 144,668	$ 1,165	$ 56,159	$ 1,184	$ 364,143

December 31, 2010 (restated)
Beginning balance	$ -	$ -	$ -	$ 151	$ 159	$ -	$ 301	$ -	$ 611
Charge-offs	-	-	-	(3)	-	-	(619)	-	(622)
Recoveries	-	-	-	10	-	-	6	-	16
Provision (credit)	5	-	-	6	(78)	-	1,444	-	1,377
Ending balance	$ 5	$ -	$ -	$ 164	$ 81	$ -	$ 1,132	$ -	$ 1,382

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 752	$ -	$ 752

Ending balance: Collectively evaluated for impairment	$ 5	$ -	$ -	$ 164	$ 81	$ -	$ 380	$ -	$ 630

Loans:
Ending balance	$ 2,159	$ -	$ -	$ 103,289	$ 127,487	$ 1,091	$ 58,520	$ 315	$ 292,861

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 960	$ -	$ 960

Ending balance: Collectively evaluated for impairment	$ 2,159	$ -	$ -	$ 103,289	$ 127,487	$ 1,091	$ 57,560	$ 315	$ 291,901

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2014	2013
		(restated)

Ratio of the allowance for loan losses to total loans	0.42%	0.61%
Ratio of the allowance for loan losses to nonperforming loans (1)	176.95%	237.52%
Ratio of nonperforming assets to total assets (1)	0.04%	0.04%
Ratio of net charge-offs to average loans	0.16%	0.07%

(1) Nonperforming loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans decreased to 0.42% at December 31, 2014 from 0.61% at December 31, 2013, reflecting loan growth which did not result in a proportionately higher allowance as a result of our allowance for loan loss methodology.  That methodology includes the measurement of historical net charge-offs by loan category.  The resulting ratios are applied against current outstanding balances for each loan category.  Those computed reserves are added to reserves on specific loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”). In the year ended December 31, 2014, the fastest growing segment of the loan portfolio was SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBA Loans”). The ratio of the allowance for loan losses to non-performing loans decreased to 176.95% at December 31, 2014 from 237.52%  reflecting an increase in non performing loans to $2.1 million compared to $1.6 million at December 31, 2013. The ratio of non performing-assets to total assets was relatively flat between those two dates.  The ratio of net charge-offs to average loans was 0.16% for 2014 compared to 0.07% for the prior year,  primarily  as result of increased net charge-offs in 2014.

Net charge-offs.  Net charge-offs of $1.4 million for 2014 increased $986,000 over net charge-offs for 2013.  The increase in net charge-offs  reflected $871,000 million of other consumer loan charge-offs in 2014, primarily home equity lines of credit.

Non-performing loans,  loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest.   A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non–performing loans, other real estate owned (OREO) and our loans past due 90 days or more still accruing interest (in thousands).

	December 31,
	2014	2013	2012	2011	2010
		(restated)	(restated)	(restated)	(restated)
	(in thousands)

Non-accrual loans
SBA non real estate	$ -	$ 168	$ -	$ -	$ -
Consumer	1,907	1,356	927	1,252	960
Total non-accrual loans	1,907	1,524	927	1,252	960

Loans past due 90 days or more	149	110	6	745	60
Total non-performing loans	2,056	1,634	933	1,997	1,020
Other real estate owned	-	-	-	-	-
Total non-performing assets	$ 2,056	$ 1,634	$ 933	$ 1,997	$ 1,020

The loans that were modified during the years ended December 31, 2014 and 2013 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2014			December 31, 2013
				(restated)
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 197	$ 197	1	$ 217	$ 217
Consumer	1	346	346	-	-	-
Total	2	$ 543	$ 543	1	$ 217	$ 217

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
(restated)
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 197	$ -	$ -	$ 217	$ -
Consumer	-	346	-	-	-	-
Total	$ -	$ 543	$ -	$ -	$ 217	$ -

None of the loans that were restructured within the last 12 months have subsequently defaulted.

The following table provides information about impaired loans at December 31, 2014 and 2013 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2014
Without an allowance recorded

SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139	-
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369	-
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

December 31, 2013 (restated)
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	-	-	-	-	-
Consumer - home equity	927	927	-	927	-
With an allowance recorded
SBA non real estate	385	385	95	251	-
Consumer - other	-	-	-	-	-
Consumer - home equity	429	429	135	190	-
Total
SBA non real estate	385	385	95	251	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,356	1,356	135	1,117	-

We had $1.9 million of non-accrual loans at December 31, 2014 compared to $1.5 million of non-accrual loans at December 31, 2013.  The increase in non-accrual loans reflects $4.8 million of loans placed on non-accrual status, partially offset by $1.8 million of loan charge-offs, $725,000 of transfers to other real estate owned, or OREO, $878,000 of loans sold and $1.0 million of loan payments.  Included within the non-accrual loans at December 31, 2014 are two troubled debt restructured loans with a balance of $543,000.  Loans past due 90 days or more still accruing interest amounted to $149,000 and $110,000 at December 31, 2014 and December 31, 2013, respectively.  The $39,000 increase reflected $679,000 of loans transferred to non-accrual status, partially offset by $542,000 of loan payments and $98,000 of transfers to repossessed assets. We had no OREO at December 31, 2014 and December 31, 2013.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464

SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

December 31, 2013 (restated)
SBA non real estate	$ 51,645	$ -	$ 385	$ -	$ -	$ 643	$ (6,798)	$ 45,875
SBA commercial mortgage	57,162	-	-	-	-	6,619	5,949	69,730
SBA construction	-	-	-	-	-	51	-	51
Direct lease financing	58,545	-	-	-	-	2,244	114,821	175,610
SBLOC	94,487	-	-	-	-	500	198,122	293,109
Other specialty lending	67	-	-	-	-	-	1,521	1,588
Consumer	15,013	1,348	1,356	-	-	24	27,411	45,152
Unamortized loan fees and costs	-	-	-	-	-	-	4,886	4,886
	$ 276,919	$ 1,348	$ 1,741	$ -	$ -	$ 10,081	$ 345,912	$ 636,001

*The loan review scope does not encompass performing loans in the absence of negative characteristics or which fell below the dollar threshold requiring review. Accordingly,  such loans are not rated and not subject to review.  The loan portfolio review coverage was approximately 45% at December 31, 2014 and approximately 44% at December 31, 2013.  This review is performed by the loan review department, which is independent of the loan departments and reports directly to the audit committee.  All classified loans are reviewed by our independent loan review function.  Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.    Loans are subject to review by their relationship manager and senior loan personnel.  As a result of transferring loans into “Discontinued Operations”, management is currently reassessing the review scope for the continuing operations portfolio.

Investment in Unconsolidated Subsidiary   On December 30, 2014, the Bancorp Bank (the “Bank”), a wholly owned subsidiary of the Company, entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio, which the Company had previously disclosed it was in the process of selling.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the balance of the investment in unconsolidated subsidiary.

Deposits.  A primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand and money market accounts.  Our primary strategic focus is growing these accounts through affinity groups.  At December 31, 2014, we had total deposits of $4.62 billion compared to $4.27 billion at December 31, 2013, which reflected an increase of $348.8 million or 8.2% between 2014 and 2013.   The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,746,958	0.24%	$ 3,185,919	0.25%	$ 2,666,493	0.29%
Savings and money market	366,160	0.43%	500,113	0.43%	455,860	0.53%
Time	7,974	1.20%	17,443	1.04%	26,624	1.34%
Total deposits	$ 4,121,092	0.26%	$ 3,703,475	0.27%	$ 3,148,977	0.33%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the FHLB at December 31, 2014. The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We used these lines minimally in 2014, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2014.   We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 19,414	$ 21,221	$ 18,548
Average during the year	17,497	18,442	22,508
Maximum month-end balance	21,496	22,523	30,964
Weighted average rate during the year	0.29%	0.29%	0.42%
Rate at December 31	0.29%	0.28%	0.37%

	As of or for the year ended December 31,
	2014	2013	2012
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	-	-	-
Maximum month-end balance	-	-	-
Weighted average rate during the year	0.00%	0.00%	0.00%
Rate at December 31	0.27%	0.25%	0.25%

As of December 31, 2014, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III; which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Shareholders’ Equity

At December 31, 2014,  we had $319.0 million in shareholders’ equity.  In December 2012, we issued 4,000,000 shares of our common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

Discontinued Operations

 As of December 31, 2014 “Assets Held For Sale” reflected the $887.9 million balance of discontinued operations assets,  which included $867.4 million of loans and $17.7 of other real estate owned.  To dispose of our discontinued commercial loan portfolio, we have engaged several intermediaries which are in the business of selling loans, primarily to other financial institutions, to assist in completing loan sales.  A total of approximately $267.6  million par value of loans were sold in the fourth quarter of 2014 as described in “Investment in Unconsolidated Subsidiary” above.  In the second quarter of 2015, $150 million of loans were sold at a net gain of $2.2 million.  (See Note W to the financial statements.)

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2014, were our commitments to extend credit, which were approximately $709.1 million, and standby letters of credit, which were approximately $22.1 million, at December 31, 2014.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2014:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$ 37,524	$ 3,997	$ 7,543	$ 7,564	$ 18,420
Remaining contractual maturities of
time deposits	14,225	11,212	2,982	31	-
Loan commitments	709,080	69,024	41,044	13,005	586,007
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	10,619	458	915	915	8,331
Standby letters of credit	22,057	20,373	1,684	-	-
Total	$ 806,906	$ 105,064	$ 54,168	$ 21,515	$ 626,159
(1) Presentation assumes a weighted average interest rate of 3.52%

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 19, to the  consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, the Company has restated its consolidated financial statements to correct an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 25, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 25, 2015

.

.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
		(restated)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 8,665	$ 31,890
Interest earning deposits at Federal Reserve Bank	1,059,320	1,196,515
Securities purchased under agreements to resell	46,250	7,544
Total cash and cash equivalents	1,114,235	1,235,949

Investment securities, available-for-sale, at fair value	1,493,639	1,253,117
Investment securities, held-to-maturity (fair value $91,914 and $95,030, respectively)	93,765	97,205
Commercial loans held for sale	217,080	69,904
Loans, net of deferred loan fees and costs	874,593	636,001
Allowance for loan and lease losses	(3,638)	(3,881)
Loans, net	870,955	632,120
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	3,209
Premises and equipment, net	17,697	15,659
Accrued interest receivable	11,251	8,522
Intangible assets, net	6,228	7,612
Deferred tax asset, net	33,673	59,836
Investment in unconsolidated entity, at fair value	193,595	-
Assets held for sale	887,929	1,179,277
Other assets	45,268	31,178
Total assets	$ 4,986,317	$ 4,593,588

LIABILITIES
Deposits
Demand and interest checking	$ 4,289,586	$ 3,722,602
Savings and money market	330,798	536,162
Time deposits	1,400	9,773
Time deposits, $100,000 and over	-	4,452
Total deposits	4,621,784	4,272,989

Securities sold under agreements to repurchase	19,414	21,221
Subordinated debenture	13,401	13,401
Other liabilities	12,695	38,850
Total liabilities	4,667,294	4,346,461

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,808,777 and 37,720,945
shares issued at December 31, 2014 and December 31, 2013, respectively	37,809	37,721
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	297,987	294,576
Retained earnings	(28,242)	(84,862)
Accumulated other comprehensive income	12,335	558
Total shareholders' equity	319,023	247,127

Total liabilities and shareholders' equity	$ 4,986,317	$ 4,593,588

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 36,459	$ 27,640	$ 20,846
Interest on investment securities:
Taxable interest	20,662	15,999	13,378
Tax-exempt interest	11,345	4,758	2,815
Federal funds sold/securities purchased under agreements to resell	462	425	7
Interest earning deposits	1,792	2,328	2,433
	70,720	51,150	39,479
Interest expense
Deposits	10,767	10,166	10,447
Securities sold under agreements to repurchase	50	54	95
Subordinated debenture	478	548	869
	11,295	10,768	11,411
Net interest income	59,425	40,382	28,068
Provision for loan and lease losses	1,202	355	6,642
Net interest income after provision for loan and lease losses	58,223	40,027	21,426

Non-interest income
Service fees on deposit accounts	6,339	4,977	3,548
Card payment and ACH processing fees	5,402	4,046	2,977
Prepaid card fees	51,287	45,339	33,311
Gain on sale of loans	12,542	17,225	1,885
Gain on sale of investment securities	450	1,889	661
Other than temporary impairment on securities held-to-maturity	-	(20)	(202)
Leasing income	2,899	2,560	2,954
Debit card income	1,679	892	482
Affinity fees	2,596	2,986	2,794
Other	1,855	2,179	1,091
Total non-interest income	85,049	82,073	49,501

Non-interest expense
Salaries and employee benefits	60,509	52,248	39,907
Depreciation and amortization	4,523	3,694	2,762
Rent and related occupancy cost	4,694	3,858	3,025
Data processing expense	13,207	10,888	9,938
Printing and supplies	2,229	1,598	1,637
Professional fees	1,427	1,441	1,145
Legal expense	2,102	2,048	1,711
Amortization of intangible assets	1,211	1,142	1,001
FDIC Insurance	6,805	3,682	3,172
Software	4,908	3,553	2,351
Insurance	1,700	1,311	976
Telecom and IT network communications	2,531	1,483	1,181
Securitization and servicing expense	1,843	767	98
Consulting	3,452	1,700	1,123
Bank Secrecy Act and lookback consulting expenses	8,801	-	-
Other	16,038	12,404	10,161

Total non-interest expense	135,980	101,817	80,188
Income (loss) from continuing operations before income taxes	7,292	20,283	(9,261)
Income tax (benefit) provision	(14,523)	6,767	(3,492)
Net income (loss) from continuing operations	$ 21,815	$ 13,516	$ (5,769)
Discontinued operations
Income (loss) from discontinued operations before income taxes	54,625	(11,669)	(57,557)
Income tax (benefit) provision	19,331	16,269	(20,173)
Income (loss) from discontinued operations, net of tax	35,294	(27,938)	(37,384)
Net income (loss) available to common shareholders	$ 57,109	$ (14,422)	$ (43,153)

Net income (loss) per share from continuing operations - basic	$ 0.58	$ 0.36	$ (0.17)
Net income (loss) per share from discontinued operations - basic	$ 0.94	$ (0.75)	$ (1.13)
Net income (loss) per share - basic	$ 1.52	$ (0.39)	$ (1.30)

Net income (loss) per share from continuing operations - diluted	$ 0.57	$ 0.35	$ (0.17)
Net income (loss) per share from discontinued operations - diluted	$ 0.92	$ (0.75)	$ (1.13)
Net income (loss) per share - diluted	$ 1.49	$ (0.40)	$ (1.30)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)
Net income (loss)	$ 57,109	$ (14,422)	$ (43,153)
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	18,710	(12,905)	6,198
Reclassification adjustments for gains included in income	(450)	(1,889)	(661)
Reclassification adjustment for called securities	-	(133)	297
Amortization of (gains)/losses previously held as available-for-sale	(141)	30	30
Net unrealized gain/(loss) on investment securities	18,119	(14,897)	5,864

Deferred tax expense (benefit)
Change in net unrealized gain/(loss) during the period	6,549	(4,517)	2,169
Reclassification adjustments for gains included in income	(158)	(661)	(232)
Reclassification adjustment for called securities	-	(47)	104
Amortization of (gains)/losses previously held as available-for-sale	(49)	11	11
Income tax expense (benefit) related to items of other comprehensive income	6,342	(5,214)	2,052

Other comprehensive income (loss), net of tax and reclassifications into net income	11,777	(9,683)	3,812
Comprehensive income (loss)	$ 68,886	$ (24,105)	$ (39,341)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2014, 2013 and 2012

(in thousands except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total

Balance at January 1, 2012, as reported	33,196,281	$ 33,196	$ (866)	$ 241,997	$ (9,277)	$ 6,429	271,479
Restatement adjustments	-	-	-	-	(13,168)	-	(13,168)
Balance at January 1, 2012, as restated	33,196,281	$ 33,196	$ (866)	$ 241,997	$ (22,445)	$ 6,429	258,311
Net loss, as restated					(43,153)		(43,153)
Common stock issued from option exercises,
net of tax benefits	50,374	51	-	403	-	-	454
Issuance of common stock	4,000,000	4,000	-	37,713	-	-	41,713
Stock-based compensation	-	-	-	2,595	-	-	2,595
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	3,812	3,812

Balance at December 31, 2012, as restated	37,246,655	37,247	(866)	282,708	(65,598)	10,241	263,732
Net loss, as restated					(14,422)		(14,422)
Issuance of common stock	175,790	176	-	1,453	-		1,629
Common stock issued from option exercises,
net of tax benefits	158,272	158	-	1,495	-	-	1,653
Common stock issued from cashless option
exercises, net of tax benefits	140,228	140	-	4,702	(4,842)	-	-
Stock-based compensation	-	-	-	3,157	-	-	3,157
Stock-based income tax benefit	-	-	-	1,061	-	-	1,061
Other comprehensive loss, net of
reclassification adjustments and tax	-	-	-	-	-	(9,683)	(9,683)

Balance at December 31, 2013, as restated	37,720,945	$ 37,721	$ (866)	$ 294,576	$ (84,862)	$ 558	$ 247,127
Net income					57,109		57,109
Common stock issued from option exercises,
net of tax benefits	9,249	9	-	94	-		103
Common stock issued from cashless option
exercises, net of tax benefits	29,208	30	-	459	(489)	-	-
Common stock issued from vested stock,
net of tax benefits	49,375	49	-	(49)	-	-	-
Stock-based compensation	-	-	-	2,641	-	-	2,641
Stock-based income tax benefit	-	-	-	266	-	-	266
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	11,777	11,777

Balance at December 31, 2014	37,808,777	$ 37,809	$ (866)	$ 297,987	$ (28,242)	$ 12,335	$ 319,023

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)

	Year ended December 31,
	2014	2013	2012
		(restated)	(restated)
Operating activities
Net income (loss) from continuing operations	$ 21,815	$ 13,516	$ (5,769)
Net income (loss) from discontinued operations, net of tax	35,294	(27,938)	(37,384)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,734	4,836	3,763
Provision for loan and lease losses	1,202	355	6,642
Net amortization of investment securities discounts/premiums	14,059	6,811	2,090
Stock-based compensation expense	2,641	3,157	2,595
Loans originated for sale	(630,165)	(276,562)	(28,876)
Sale of loans originated for resale	495,531	268,019	19,420
Gain on sales of loans originated for resale	(12,542)	(17,225)	(1,885)
Deferred income tax	(13,590)	(200)	(1,188)
Gain on sale of fixed assets	(14)	(24)	(31)
Other than temporary impairment on securities held-to-maturity	-	20	202
Gain on sales of investment securities	(450)	(1,889)	(661)
Increase in accrued interest receivable	(2,729)	(3,553)	(1,574)
Decrease (increase) in other assets	21,966	(222)	(42,056)
Decrease (increase) in discontinued assets held for sale	37,410	(23,390)	(2,310)
Increase (decrease) in other liabilities	(26,155)	15,284	7,739
Net cash (used in) provided by operating activities	(49,993)	(39,005)	(79,283)

Investing activities
Purchase of investment securities available-for-sale	(533,168)	(884,050)	(473,828)
Purchase of investment securities held-to-maturity	-	(52,899)	-
Proceeds from sale of investment securities available-for-sale	109,322	106,243	26,209
Proceeds from redemptions and prepayments of securities held-to-maturity	3,022	963	2,076
Proceeds from redemptions and prepayments of securities available-for-sale	188,252	233,262	154,246
Net increase in loans	(240,036)	(134,114)	(174,110)
Net decrease in discontinued loans held for sale	253,938	82,199	109,743
Proceeds from sale of fixed assets	64	137	357
Purchases of premises and equipment	(6,611)	(9,098)	(5,098)
Investment in unconsolidated entity	(193,595)	-	-
Net cash used in investing activities	(418,812)	(657,357)	(360,405)

Financing activities
Net increase in deposits	348,795	959,768	630,670
Net increase (decrease) in securities sold under agreements to repurchase	(1,807)	2,673	(14,629)
Proceeds from issuance of common stock	-	1,629	41,713
Proceeds from the exercise of options	103	1,653	454
Net cash provided by financing activities	347,091	965,723	658,208

Net (decrease) increase in cash and cash equivalents	(121,714)	269,361	218,520

Cash and cash equivalents, beginning of year	1,235,949	966,588	748,068

Cash and cash equivalents, end of year	$ 1,114,235	$ 1,235,949	$ 966,588

Supplemental disclosure:
Interest paid	$ 10,768	$ 10,792	$ 11,431
Taxes paid	$ 2,578	$ 17,602	$ 11,049
Transfers of loans to other real estate owned	$ 725	$ -	$ -
Transfer of loans to held for sale	$ -	$ 32,795	$ -

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank).  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: security backed lines of credit (SBLOC), leasing,  Small Business Administration (SBA) loans and loans generated for sale  into capital markets primarily through commercial mortgage backed securities (CMBS). Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing and health savings accounts.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

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

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other than temporary impairment that is attributable to credit loss versus non-credit loss.   If a credit loss is determined, an other than temporary charge is recorded within the consolidated statement of operations.  The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of other than temporary impairment attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security.  The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company recognized other than temporary impairment charges of $0 in 2014, $20,000 in 2013 and $202,000 in 2012.  The $20,000 charge in 2013 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.  The $202,000 charge in 2012 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.

4. Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discounts, unearned loan fees and an allowance for loan and lease losses.  The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.  Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay.  The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.  Loss estimates for specified problem loans are also detailed.

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

The general component covers pools of loans by loan type.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors.  Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired.  These qualitative risk factors include:

•	Changes in lending policies or procedures;
•	Changes in economic conditions;
•	Portfolio growth;
•	Changes in the nature or volume of the portfolio;
•	Changes in management’s experience;

•	Past due volume;
•	Non-accrual volume;
•	Adversely classified loans;
•	Quality of the loan review system;
•	Changes in the value of underlying collateral;
•	Concentrations of credit; and
•	External factors.

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

For SBA commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For SBA commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

Loans originated from continuing operations and intended for sale in the secondary market are carried at estimated fair value.   Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  The Company originates specific commercial mortgage loans for sale in  secondary markets.  These loans are accounted for under the fair value option and amounted to $217.1 million at December 31, 2014 and $69.9 million at December 31, 2013.  These loans were classified as held for sale.

Loans from discontinued operations intended for sale primarily to other financial institutions are carried at the lower of cost or market on the balance sheet, determined by loan type or, for larger loans, on an individual loan basis. See Note W to the financial statements.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2014 and 2013, the Company had net capitalized software costs of approximately $5.4 million and $4.2 million, respectively.  The Company recorded amortization expense of approximately $1.2 million,  $907,000 and $669,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

8. Share-Based Compensation

The Company recognizes compensation expense for stock options in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.   The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

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

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $621,000,  $706,000 and $393,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ 21,815	37,701,306	$ 0.58
Effect of dilutive securities
Common stock options	-	628,438	(0.01)
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 21,815	38,329,744	$ 0.57

	Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 35,294	37,701,306	$ 0.94
Effect of dilutive securities
Common stock options	-	628,438	(0.02)
Diluted (loss) earnings per share
Net income (loss) available to common shareholders	$ 35,294	38,329,744	$ 0.92

Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 57,109	$ 37,701,306	$ 1.52
Effect of dilutive securities

Common stock options	-	628,438	(0.03)
Diluted (loss) earnings per share
Net income (loss) available to common shareholders	$ 57,109	38,329,744	$ 1.49

Stock options for 505,250 shares, exercisable at prices between $9.82 and $25.43 per share, were outstanding at December 31, 2014 but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ 13,516	37,425,197	$ 0.36
Effect of dilutive securities
Common stock options	-	695,887	(0.01)
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 13,516	38,121,084	$ 0.35

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ (27,938)	37,425,197	$ (0.75)
Effect of dilutive securities
Common stock options	-	-	-
Diluted (loss) earnings per share
Net income (loss) available to common shareholders	$ (27,938)	37,425,197	$ (0.75)

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
	(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ (14,422)	$ 37,425,197	$ (0.39)
Effect of dilutive securities
Common stock options	-	-	(0.01)
Diluted (loss) earnings per share
Net income (loss) available to common shareholders	$ (14,422)	37,425,197	$ (0.40)

Stock options for 13,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at December 31, 2013, but were not included in the dilutive earnings per share computation because the Company had a net loss available to common shareholders.

	Year ended December 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
	(dollars in thousands except per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (5,769)	33,227,755	$ (0.17)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (5,769)	33,227,755	$ (0.17)

	Year ended December 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (37,384)	33,227,755	$ (1.13)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (37,384)	33,227,755	$ (1.13)

Year ended December 31, 2012
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(restated)	(restated)	(restated)
(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$ (43,153)	$ 33,227,755	$ (1.30)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (43,153)	33,227,755	$ (1.30)

Stock options for 2,401,493 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at December 31, 2012 but were not included in the diluted earnings per share because the Company had a net loss available to common shareholders.

12. Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains and losses that bypass the statement of operations and are reported directly in a separate component of equity.

	For the year ended December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)
Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	$ 18,710	$ (12,905)	$ 6,198
Reclassification adjustments for gains included in income	(450)	(1,889)	(661)
Reclassification adjustment for called securities	-	(133)	297
Amortization of (gains)/losses previously held as available-for-sale	(141)	30	30
Net unrealized gain/(loss) on investment securities	18,119	(14,897)	5,864

Deferred tax expense (benefit)
Securities available-for-sale:
Change in net unrealized gain/(loss) during the period	6,549	(4,517)	2,169
Reclassification adjustments for gains included in income	(158)	(661)	(232)
Reclassification adjustment for called securities	-	(47)	104
Amortization of (gains)/losses previously held as available-for-sale	(49)	11	11
Income tax expense (benefit) related to items of other comprehensive income	6,342	(5,214)	2,052

Other comprehensive income (loss), after tax and net of reclassifications into net income	$ 11,777	$ (9,683)	$ 3,812

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank.  The amount of those required reserves at December 31, 2014 and 2013 was approximately $280.4 million and $238.7 million, respectively.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid program manager in Europe for approximately $1.8 million to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 million acquisition cost to software used for fraud monitoring and other utilities for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($5.0 million over the next five years).

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2014 and 2013 are presented below.

December 31,
2014		2013
Gross		Gross
Carrying	Accumulated	Carrying	Accumulated
Amount	Amortization	Amount	Amortization

	(in thousands)

Customer list intangible	$ 12,006	$ 7,003	$ 12,006	$ 6,003
Software intangible	1,817	592	1,817	208
Total	$ 13,823	$ 7,595	$ 13,823	$ 6,211

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2015	$ 1,189
2016	1,189
2017	1,189
2018	1,189
2019	1,189
Thereafter	283
$ 6,228

15. Reclassifications

Certain reclassifications have been made to the 2013 and 2012 restated consolidated financial statements to conform to the 2014 presentation, separate from the restatement of the financial statements and discontinued operations.  Reclassifications relating to discontinued operations are presented in Note W.

16.  Prepaid Card Fees

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

17. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2014,  2013 or 2012.

18. Derivative Financial Instruments

The Company utilizes derivatives to hedge interest rate risk on the loans it originates for sale into commercial mortgage backed securities markets.  These derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of these derivatives are designated as fair value hedges, which are recorded in earnings together and in the same consolidated income statement line item with, changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  Accordingly such derivatives serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

19. Recent Accounting Pronouncements

In January 2014, FASB Accounting Standards Update (ASU) No. 2014-04, amended ASC Sub-Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors.” The amendments clarify that an in substance repossession or foreclosure occurs, and the

Company  is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments in this update are effective for the annual periods beginning on or after December 15, 2014 and an entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method as allowed in ASU No. 2014-04.  The adoption of ASU No. 2014-04 did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)”.  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company adopted ASU 2014-08 as presented in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Note W, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.   The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing”.  The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2014.  The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Home Administration (FHA) and the Veterans Administration (VA).   It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	The loan has a government guarantee that is not separable from the loan before foreclosure.
2.

At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim.

3.	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04. The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

Note C— Restatement of Previously Issued Financial Statements

In this Note C and subsequent Note T, and prior to the discontinued operations, the financial statements reflect applicable restatement adjustments for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been issued.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized. The majority of these  loan charges were originally recognized in 2014, primarily in the third quarter when commercial loan operations were discontinued.  Approximately $28.5 million of losses that were not previously reported were restated. Also, $12.7 million of losses related to loans made before December 31, 2014 that were resolved after that date but before the issuance date of these financial statements, were recognized in the 2014 financial statements. Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations. The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and will focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition to independent purchasers.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the commercial lending operations loans to be disposed are presented as assets held for sale on the consolidated balance sheets.

	December 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 33,883	$ -	$ (1,993)	$ 31,890
Interest earning deposits at Federal Reserve Bank	1,196,515	-	-	1,196,515
Securities purchased under agreements to resell	7,544	-	-	7,544
Total cash and cash equivalents	1,237,942	-	(1,993)	1,235,949

Investment securities, available-for-sale, at fair value	1,253,117	-	-	1,253,117
Investment securities, held-to-maturity (fair value $95,030)	97,205	-	-	97,205
Commercial loans held for sale	69,904	-	-	69,904
Loans, net of deferred loan fees and costs	1,958,445	(113,653)	(1,208,791)	636,001
Allowance for loan and lease losses	(38,182)	(28,245)	62,546	(3,881)
Loans, net	1,920,263	(141,898)	(1,146,245)	632,120
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	-	-	3,209
Premises and equipment, net	15,659	-	-	15,659
Accrued interest receivable	13,131	-	(4,609)	8,522
Intangible assets, net	7,612	-	-	7,612
Other real estate owned	26,295	-	(26,295)	0
Deferred tax asset, net	30,415	29,421	-	59,836
Assets held for sale	-	-	1,179,277	1,179,277
Other assets	31,313	-	(135)	31,178
Total assets	$ 4,706,065	$ (112,477)	$ 0	$ 4,593,588

LIABILITIES
Deposits

Demand and interest checking	$ 3,722,602	$ -	$ -	$ 3,722,602
Savings and money market	536,162	-	-	536,162
Time deposits	9,773	-	-	9,773
Time deposits, $100,000 and over	4,452	-	-	4,452
Total deposits	4,272,989	-	-	4,272,989

Securities sold under agreements to repurchase	21,221	-	-	21,221
Subordinated debenture	13,401	-	-	13,401
Other liabilities	38,850	-	-	38,850
Total liabilities	4,346,461	-	-	4,346,461

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,720,945 shares issued at December 31, 2013	37,721	-	-	37,721
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	294,576	-	-	294,576
Retained earnings	27,615	(112,477)	-	(84,862)
Accumulated other comprehensive income	558	-	-	558
Total shareholders' equity	359,604	(112,477)	-	247,127

Total liabilities and shareholders' equity	$ 4,706,065	$ (112,477)	$ -	$ 4,593,588

	December 31, 2012
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 19,981	$ -	$ (1,504)	$ 18,477
Interest earning deposits at Federal Reserve Bank	948,111	-	-	948,111
Total cash and cash equivalents	968,092	-	(1,504)	966,588

Investment securities, available-for-sale, at fair value	718,065	-	-	718,065
Investment securities, held-to-maturity (fair value $41,008)	45,179	-	-	45,179
Commercial loans held for sale	11,341	-	-	11,341
Loans, net of deferred loan fees and costs	1,902,854	(85,729)	(1,281,984)	535,141
Allowance for loan and lease losses	(33,040)	(25,848)	54,904	(3,984)
Loans, net	1,869,814	(111,577)	(1,227,080)	531,157
Federal Home Loan and Atlantic Central Bankers Bank stock	3,621	-	-	3,621
Premises and equipment, net	10,368	-	-	10,368
Accrued interest receivable	9,857	-	(4,888)	4,969
Intangible assets, net	7,004	-	-	7,004
Other real estate owned	4,241	-	(4,241)	(0)
Deferred tax asset, net	22,789	38,632	-	61,421
Assets held for sale	-	-	1,238,086	1,238,086
Other assets	29,287	-	(373)	28,915
Total assets	$ 3,699,659	$ (72,945)	$ (0)	$ 3,626,714

LIABILITIES
Deposits
Demand and interest checking	$ 2,775,207	$ -	$ -	$ 2,775,207
Savings and money market	517,098	-	-	517,098
Time deposits	12,582	-	-	12,582
Time deposits, $100,000 and over	8,334	-	-	8,334
Total deposits	3,313,221	-	-	3,313,221

Securities sold under agreements to repurchase	18,548	-	-	18,548
Subordinated debenture	13,401	-	-	13,401
Other liabilities	17,812	-	-	17,812
Total liabilities	3,362,982	-	-	3,362,982

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,246,655 shares issued at December 31, 2012	37,247	-	-	37,247
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	282,708	-	-	282,708
Retained earnings	7,347	(72,945)	-	(65,598)
Accumulated other comprehensive income	10,241	-	-	10,241
Total shareholders' equity	336,677	(72,945)	-	263,732

Total liabilities and shareholders' equity	$ 3,699,659	$ (72,945)	$ -	$ 3,626,714

	Year ended December 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 83,040	$ (1,428)	$ (53,972)	$ 27,640
Interest on investment securities:
Taxable interest	15,999	-	-	15,999
Tax-exempt interest	4,758	-	-	4,758
Federal funds sold/securities purchased under agreements to resell	425	-	-	425
Interest earning deposits	2,328	-	-	2,328
	106,550	(1,428)	(53,972)	51,150
Interest expense
Deposits	10,166	-	-	10,166
Securities sold under agreements to repurchase	54	-	-	54
Subordinated debenture	548	-	-	548
	10,768	-	-	10,768
Net interest income	95,782	(1,428)	(53,972)	40,382
Provision for loan and lease losses	29,500	28,894	(58,039)	355
Net interest income after provision for loan and lease losses	66,282	(30,322)	4,067	40,027

Non-interest income
Service fees on deposit accounts	4,977	-	-	4,977
Card payment and ACH processing fees	4,046	-	-	4,046
Prepaid card fees	45,339	-	-	45,339
Gain on sale of loans	17,225	-	-	17,225
Gain on sale of investment securities	1,889	-	-	1,889

Other than temporary impairment on securities held-to-maturity	(20)	-	-	(20)
Leasing income	2,560	-	-	2,560
Debit card income	892	-	-	892
Affinity fees	2,986	-	-	2,986
Other	3,536	-	(1,357)	2,179
Total non-interest income	83,430	-	(1,357)	82,073

Non-interest expense
Salaries and employee benefits	53,086	-	(838)	52,248
Depreciation and amortization	3,694	-	-	3,694
Rent and related occupancy cost	4,073	-	(215)	3,858
Data processing expense	11,193	-	(305)	10,888
Printing and supplies	1,660	-	(62)	1,598
Professional fees	1,441	-	-	1,441
Legal expense	5,717	-	(3,669)	2,048
Amortization of intangible assets	1,142	-	-	1,142
Loss on sale and write-downs on other real estate owned	1,461	-	(1,461)	-
FDIC Insurance	3,682	-	-	3,682
Software	3,621	-	(68)	3,553
Other real estate owned	840	-	(840)	-
Insurance	1,311	-	-	1,311
Telecom and IT network communications	1,570	-	(87)	1,483
Securitization and servicing expense	767	-	-	767
Consulting	1,700	-	-	1,700
Other	13,819	-	(1,415)	12,404
Total non-interest expense	110,777	-	(8,960)	101,817
Income from continuing operations before income taxes	38,935	(30,322)	11,670	20,283
Income tax provision	13,825	9,211	(16,269)	6,767
Net income from continuing operations	25,110	(39,533)	27,939	13,516
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(11,670)	(11,670)
Income tax provision	-	-	16,269	16,269
Loss from discontinued operations, net of tax	-	-	(27,939)	(27,939)
Net income (loss) available to common shareholders	$ 25,110	$ (39,533)	$ -	$ (14,423)

Net income per share from continuing operations - basic	$ 0.67	$ (1.06)	$ 0.75	$ 0.36
Net loss per share from discontinued operations - basic	$ -	$ -	$ (0.75)	$ (0.75)
Net income (loss) per share - basic	$ 0.67	$ (1.06)	$ -	$ (0.39)

Net income per share from continuing operations - diluted	$ 0.66	$ (1.06)	$ 0.75	$ 0.35
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (0.75)	$ (0.75)
Net income (loss) per share - diluted	$ 0.66	$ (1.06)	$ -	$ (0.40)

Year ended December 31, 2012
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
(in thousands, except per share data)
Interest income
Loans, including fees	$ 78,222	$ (747)	$ (56,629)	$ 20,846
Interest on investment securities:

Taxable interest	13,378	-	-	13,378
Tax-exempt interest	2,815	-	-	2,815
Federal funds sold/securities purchased under agreements to resell	7	-	-	7
Interest earning deposits	2,433	-	-	2,433
	96,855	(747)	(56,629)	39,479
Interest expense
Deposits	10,447	-	-	10,447
Securities sold under agreements to repurchase	95	-	-	95
Subordinated debenture	869	-	-	869
	11,411	-	-	11,411
Net interest income	85,444	(747)	(56,629)	28,068
Provision for loan and lease losses	22,438	90,489	(106,285)	6,642
Net interest income after provision for loan and lease losses	63,006	(91,236)	49,656	21,426

Non-interest income
Service fees on deposit accounts	3,548	-	-	3,548
Card payment and ACH processing fees	2,977	-	-	2,977
Prepaid card fees	33,311	-	-	33,311
Gain on sale of loans	1,885	-	-	1,885
Gain on sale of investment securities	661	-	-	661
Other than temporary impairment on securities held-to-maturity	(202)	-	-	(202)
Leasing income	2,954	-	-	2,954
Debit card income	482	-	-	482
Affinity fees	2,794	-	-	2,794
Other	1,188	-	(97)	1,091
Total non-interest income	49,598	-	(97)	49,501

Non-interest expense
Salaries and employee benefits	40,057	-	(150)	39,907
Depreciation and amortization	2,762	-	-	2,762
Rent and related occupancy cost	3,352	-	(327)	3,025
Data processing expense	10,231	-	(293)	9,938
Printing and supplies	1,721	-	(84)	1,637
Professional fees	1,145	-	-	1,145
Legal expense	3,888	-	(2,177)	1,711
Amortization of intangible assets	1,001	-	-	1,001
Loss on sale and write-downs on other real estate owned	2,508	-	(2,508)	-
FDIC Insurance	3,172	-	-	3,172
Software	2,351	-	-	2,351
Other real estate owned	560	-	(560)	-
Insurance	976	-	-	976
Telecom and IT network communications	1,452	-	(271)	1,181
Securitization and servicing expense	98	-	-	98
Consulting	1,123	-	-	1,123
Other	11,789	-	(1,628)	10,161
Total non-interest expense	88,186	-	(7,998)	80,188
Income (loss) from continuing operations before income taxes	24,418	(91,236)	57,557	(9,261)
Income tax provision (benefit)	7,794	(31,459)	20,173	(3,492)
Net income (loss) from continuing operations	16,624	(59,777)	37,384	(5,769)
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(57,557)	(57,557)
Income tax benefit	-	-	(20,173)	(20,173)
Loss from discontinued operations, net of tax	-	-	(37,384)	(37,384)
Net income (loss) available to common shareholders	$ 16,624	$ (59,777)	$ -	$ (43,153)

Net income (loss) per share from continuing operations - basic	$ 0.50	$ (1.80)	$ 1.13	$ (0.17)
Net loss per share from discontinued operations - basic	$ -	$ -	$ (1.13)	$ (1.13)
Net income (loss) per share - basic	$ 0.50	$ (1.80)	$ -	$ (1.30)

Net income (loss) per share from continuing operations - diluted	$ 0.50	$ (1.80)	$ 1.13	$ (0.17)
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (1.13)	$ (1.13)
Net income (loss) per share - diluted	$ 0.50	$ (1.80)	$ -	$ (1.30)

	Year ended December 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 25,110	$ (21,177)	$ 9,583	$ 13,516
Net loss from discontinued operations	-	-	(27,938)	(27,938)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,836	-	-	4,836
Provision for loan and lease losses	29,500	31,037	(60,182)	355
Net amortization of investment securities discounts/premiums	6,811	-	-	6,811
Stock-based compensation expense	3,157	-	-	3,157
Loans originated for sale	(276,562)	-	-	(276,562)
Sale of loans originated for resale	268,019	-	-	268,019
Gain on sales of loans originated for resale	(17,225)	-	-	(17,225)
Deferred income tax benefit	(199)	(13,502)	13,501	(200)
Gain on sale of fixed assets	(24)	-	-	(24)
Other than temporary impairment on securities held-to-maturity	20	-	-	20
Losses on sale and write downs on other real estate owned	1,461	-	(1,461)	-
Gain on sales of investment securities	(1,889)	-	-	(1,889)
Increase in accrued interest receivable	(3,274)	-	(279)	(3,553)
(Increase) decrease in other assets	(9,197)	2,214	6,761	(222)
Increase in discontinued assets held for sale	-	-	(23,390)	(23,390)
Increase in other liabilities	15,284	-	-	15,284
Net cash provided by operating activities	45,828	(1,428)	(83,405)	(39,005)

Investing activities
Purchase of investment securities available-for-sale	(884,050)	-	-	(884,050)
Purchase of investment securities held-to-maturity	(52,899)	-	-	(52,899)
Proceeds from sale of investment securities available-for-sale	106,243	-	-	106,243
Proceeds from redemptions and prepayments of securities held-to-maturity	963	-	-	963
Proceeds from redemptions and prepayments of securities available-for-sale	233,262	-	-	233,262
Proceeds from sale of other real estate owned	2,373	-	(2,373)	-
Net increase in loans	(138,632)	1,428	3,090	(134,114)
Net decrease in discontinued loans held for sale	-	-	82,199	82,199
Proceeds from sale of fixed assets	137	-	-	137
Purchases of premises and equipment	(9,098)	-	-	(9,098)
Net cash used in investing activities	(741,701)	1,428	82,916	(657,357)

Financing activities
Net increase in deposits	959,768	-	-	959,768

Net increase in securities sold under agreements to repurchase	2,673	-	-		2,673
Proceeds from issuance of common stock	1,629	-	-		1,629
Proceeds from the exercise of options	1,653	-	-		1,653
Net cash provided by financing activities	965,723	-	-		965,723

Net increase in cash and cash equivalents	269,850	-	(489)	-	269,361

Cash and cash equivalents, beginning of period	968,092	-	(1,504)		966,588

Cash and cash equivalents, end of period	$ 1,237,942	$ -	$ (1,993)		$ 1,235,949

Supplemental disclosure:
Interest paid	$ 10,792	$ -	$ -		$ 10,792
Taxes paid	$ 17,602	$ -	$ -		$ 17,602
Transfers of loans to held for sale	$ 32,795	$ -	$ -		$ 32,795

	Year ended December 31, 2012
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income (loss) from continuing operations	$ 16,624	$ (53,531)	$ 31,138	$ (5,769)
Net loss from discontinued operations	-	-	(37,384)	(37,384)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,763	-	-	3,763
Provision for loan and lease losses	22,438	80,831	(96,627)	6,642
Net amortization of investment securities discounts/premiums	2,090	-	-	2,090
Stock-based compensation expense	2,595	-	-	2,595
Loans originated for sale	(28,876)	-	-	(28,876)
Sale of loans originated for resale	19,420	-	-	19,420
Gain on sales of loans originated for resale	(1,885)	-	-	(1,885)
Deferred income tax benefit	(2,899)	(25,978)	27,689	(1,188)
Gain on sale of fixed assets	(31)	-	-	(31)
Other than temporary impairment on securities held-to-maturity	202	-	-	202
Losses on sale and write downs on other real estate owned	2,508	-	(2,508)	-
Gain on sales of investment securities	(661)	-	-	(661)
Increase in accrued interest receivable	(1,381)	-	(193)	(1,574)
Increase in other assets	(8,561)	(2,070)	(31,425)	(42,056)
Decrease in discontinued assets held for sale	-	-	(2,310)	(2,310)
Increase in other liabilities	7,739	-	-	7,739
Net cash provided by operating activities	33,085	(748)	(111,620)	(79,283)

Investing activities
Purchase of investment securities available-for-sale	(473,828)	-	-	(473,828)
Proceeds from sale of investment securities available-for-sale	26,209	-	-	26,209
Proceeds from redemptions and prepayments of securities held-to-maturity	2,076	-	-	2,076
Proceeds from redemptions and prepayments of securities available-for-sale	154,246	-	-	154,246
Proceeds from sale of other real estate owned	5,535	-	(5,535)	-
Net increase in loans	(181,872)	748	7,014	(174,110)
Net decrease in discontinued loans held for sale	-	-	109,743	109,743
Proceeds from sale of fixed assets	357	-	-	357

Purchases of premises and equipment	(5,098)	-	-		(5,098)
Net cash used in investing activities	(472,375)	748	111,222		(360,405)

Financing activities
Net increase in deposits	630,670	-	-		630,670
Net decrease in securities sold under agreements to repurchase	(14,629)	-	-		(14,629)
Proceeds from issuance of common stock	41,713	-	-		41,713
Proceeds from the exercise of options	454	-	-		454
Net provided by in financing activities	658,208	-	-		658,208

Net increase in cash and cash equivalents	218,918	-	(398)	-	218,520

Cash and cash equivalents, beginning of period	749,174	-	(1,106)		748,068

Cash and cash equivalents, end of period	$ 968,092	$ -	$ (1,504)		$ 966,588

Supplemental disclosure:
Interest paid	$ 11,431	$ -	$ -		$ 11,431
Taxes paid	$ 11,049	$ -	$ -		$ 11,049

Note D— Subsequent Events

          The Company evaluated its December 31, 2014 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  In the second quarter of 2015, approximately $150 million of loans from discontinued operations were sold at a net gain of approximately $2.2 million.

In August, 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval. The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program. On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval. The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due September 15, 2015. Future payments are subject to future approval by the Federal Reserve.

Note E—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2014
	Gross	Gross

	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,519	$ 42	$ -	$ 16,561
Federally insured student loan securities	125,789	613	(390)	126,012
Tax-exempt obligations of states and political subdivisions	535,622	16,027	(380)	551,269
Taxable obligations of states and political subdivisions	58,868	2,614	(103)	61,379
Residential mortgage-backed securities	419,503	3,504	(878)	422,129
Commercial mortgage-backed securities	123,519	1,220	(1,500)	123,239
Foreign debt securities	67,094	130	(346)	66,878
Corporate and other debt securities	126,610	225	(663)	126,172
	$ 1,473,524	$ 24,375	$ (4,260)	$ 1,493,639

Held-to-maturity	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,882	$ 531	$ (3,820)	$ 14,593
Other debt securities - pooled	75,883	1,438	-	77,321
	$ 93,765	$ 1,969	$ (3,820)	$ 91,914

Available-for-sale	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 10,680	$ 46	$ -	$ 10,726
Federally insured student loan securities	147,717	575	(719)	147,573
Tax-exempt obligations of states and political subdivisions	378,180	2,721	(1,951)	378,950
Taxable obligations of states and political subdivisions	78,638	1,276	(746)	79,168
Residential mortgage-backed securities	323,199	1,838	(2,263)	322,774
Commercial mortgage-backed securities	118,838	1,919	(410)	120,347
Foreign debt securities	72,729	90	(618)	72,202
Corporate and other debt securities	121,281	699	(602)	121,377
	$ 1,251,262	$ 9,164	$ (7,309)	$ 1,253,117

Held-to-maturity	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 21,027	$ 367	$ (4,222)	$ 17,172
Other debt securities - pooled	76,178	1,680	-	77,858
	$ 97,205	$ 2,047	$ (4,222)	$ 95,030

The amortized cost and fair value of the Company’s investment securities at December 31, 2014, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 104,938	$ 104,828	$ -	$ -

Due after one year through five years	307,415	308,236	7,048	7,448
Due after five years through ten years	363,759	370,465	-	-
Due after ten years	697,412	710,110	86,717	84,466
	$ 1,473,524	$ 1,493,639	$ 93,765	$ 91,914

At December 31, 2014 and 2013, investment securities with a fair value of approximately $25.7 million and $29.1 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.  Gross gains on sales of securities were $657,000,  $2.1 million and $661,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Gross losses on sales of securities were $207,000,  $182,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Available-for-sale securities fair values are based on a fair market value supplied by a third-party market data provider while held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company recognized other-than-temporary impairment charges of $0 in 2014, $20,000 in 2013 and $202,000 in 2012, for securities in its held-to-maturity portfolio.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.0 million at December 31, 2014 and $3.2 million at December 31, 2013.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2014 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	9	$ 28,435	$ (169)	$ 34,274	$ (221)	$ 62,709	$ (390)
Tax-exempt obligations of states and
political subdivisions	97	21,458	(134)	46,412	(245)	67,870	(379)
Taxable obligations of states and
political subdivisions	24	499	(1)	21,088	(102)	21,587	(103)
Residential mortgage-backed securities	29	43,946	(231)	67,023	(647)	110,969	(878)
Commercial mortgage-backed securities	30	41,231	(883)	47,549	(617)	88,780	(1,500)
Foreign debt securities	53	24,681	(203)	14,943	(144)	39,624	(347)
Corporate and other debt securities	61	62,984	(568)	16,609	(95)	79,593	(663)
Total temporarily impaired
investment securities	303	$ 223,234	$ (2,189)	$ 247,898	$ (2,071)	$ 471,132	$ (4,260)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,144	$ (3,820)	$ 5,144	$ (3,820)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,144	$ (3,820)	$ 5,144	$ (3,820)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2013 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 3,300	$ -	$ -	$ -	$ 3,300	$ -
Federally insured student loan securities	9	50,498	(676)	6,202	(44)	56,700	(720)
Tax-exempt obligations of states and
political subdivisions	229	169,995	(1,951)	-	-	169,995	(1,951)
Taxable obligations of states and
political subdivisions	52	46,888	(737)	1,808	(9)	48,696	(746)
Residential mortgage-backed securities	38	147,717	(1,656)	55,064	(606)	202,781	(2,262)
Commercial mortgage-backed securities	26	76,668	(399)	405	(11)	77,073	(410)
Foreign debt securities	47	50,589	(618)	-	-	50,589	(618)
Corporate and other debt securities	54	47,315	(406)	4,255	(196)	51,570	(602)
Total temporarily impaired
investment securities	459	$ 592,970	$ (6,443)	$ 67,734	$ (866)	$ 660,704	$ (7,309)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)
Total temporarily impaired
investment securities	2	$ -	$ -	$ 7,887	$ (4,222)	$ 7,887	$ (4,222)

The following table provides additional information related to the Company’s single issuer trust preferred securities as of December 31, 2014:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,897	$ 2,000	$ 103	Not rated
Security B	8,964	5,144	(3,820)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2014:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 174	$ 260	$ 86	CAA3	*

* There is no excess subordination for these securities.

The Company has evaluated the securities in the above tables as of December 31, 2014 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality.  The Company’s unrealized loss for the debt securities, which includes two single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note F—Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans classified as commercial loans held for sale to better reflect the economics of the transactions.  At December 31, 2014 and 2013, the fair value of these loans was $217.1 million and $69.9 million and the unpaid principal balance was $212.8 million and $67.5 million, respectively.  Included in gain on sale of loans in the Statement of Operations were gains recognized from changes in fair value of $1.9 million and $2.4 million during the years ended December 31, 2014 and 2013, respectively.  There were no amounts of changes in fair value related to instrument-specific credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income – Loans, including fees on the Statement of Operations.

The Company analyzes credit risk prior to making loans, on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2014	2013
		(restated)

SBA non real estate	$ 62,425	$ 45,875
SBA commercial mortgage	82,317	69,730
SBA construction	20,392	51
Total SBA loans	165,134	115,656
Direct lease financing	194,464	175,610
SBLOC	421,862	293,109
Other specialty lending	48,625	1,588
Other consumer loans	36,168	45,152
	866,253	631,115
Unamortized loan fees and costs	8,340	4,886
Total loans, net of deferred loan costs	$ 874,593	$ 636,001

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $1.8 million and $2.0 million at December 31, 2014 and 2013, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at December 31, 2014 and 2013 (in thousands):

Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139	-
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369	-
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

December 31, 2013 (restated)
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	-	-	-	-	-
Consumer - home equity	927	927	-	927	-
With an allowance recorded
SBA non real estate	385	385	95	251	-
Consumer - other	-	-	-	-	-
Consumer - home equity	429	429	135	190	-
Total
SBA non real estate	385	385	95	251	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,356	1,356	135	1,117	-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2014 and 2013, respectively (the Company had no non-accrual leases at December 31, 2014 or December 31, 2013):

	December 31,
	2014	2013
		(restated)
	(in thousands)

Non-accrual loans
SBA non real estate	$ -	$ 168
Consumer	1,907	1,356
Total non-accrual loans	1,907	1,524

Loans past due 90 days or more	149	110
Total non-performing loans	2,056	1,634
Other real estate owned	-	-
Total non-performing assets	$ 2,056	$ 1,634

The Company’s loans that were modified during the years ended December 31, 2014 and 2013 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2014			December 31, 2013
				(restated)
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
Commercial	1	$ 197	$ 197	1	$ 217	$ 217
Consumer	1	346	346	-	-	-
Total	2	$ 543	$ 543	1	$ 217	$ 217

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
(restated)
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
Commercial	$ -	$ 197	$ -	$ -	$ 217	$ -
Consumer	-	346	-	-	-	-
Total	$ -	$ 543	$ -	$ -	$ 217	$ -

As of December 31, 2014 and December 31, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.  There were no loans that were restructured within the last 12 months that have subsequently defaulted.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2014
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

December 31, 2013 (restated)
Beginning balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985
Charge-offs	(44)	-	-	(29)	-	-	(447)	-	(520)
Recoveries	-	-	-	8	-	-	53	-	61
Provision (credit)	270	392	(42)	93	57	1	(416)	-	355
Ending balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Ending balance: Individually evaluated for impairment	$ 95	$ -	$ -	$ -	$ -	$ -	$ 135	$ -	$ 230

Ending balance: Collectively evaluated for impairment	$ 324	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,226	$ -	$ 3,651

Loans:
Ending balance	$ 45,875	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 45,152	$ 4,886	$ 636,001

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 1,356	$ -	$ 1,741

Ending balance: Collectively evaluated for impairment	$ 45,490	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 43,796	$ 4,886	$ 634,260

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2014 or December 31, 2013.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

December 31, 2014	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non accrual	Total past due	Current	Total loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9		-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

December 31, 2013 (restated)
SBA non real estate	$ -	$ -	$ -	$ 168	$ 168	$ 45,707	$ 45,875
SBA commercial mortgage	-	-	-	-	-	69,730	69,730

SBA construction	-	-	-	-	-	51	51
Direct lease financing	3,427	1,293	110	-	4,830	170,780	175,610
SBLOC	-	-	-	-	-	293,109	293,109
Other specialty lending	-	-	-	-	-	1,588	1,588
Consumer - other	425	-	-	1,356	1,781	8,793	10,574
Consumer - home equity	18	-	-	-	18	34,560	34,578
Unamortized loan fees and costs	-	-	-	-	-	4,886	4,886
	$ 3,870	$ 1,293	$ 110	$ 1,524	$ 6,797	$ 629,204	$ 636,001

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

December 31, 2013 (restated)
SBA non real estate	$ 51,645	$ -	$ 385	$ -	$ -	$ 643	$ (6,798)	$ 45,875
SBA commercial mortgage	57,162	-	-	-	-	6,619	5,949	69,730
SBA construction	-	-	-	-	-	51	-	51
Direct lease financing	58,545	-	-	-	-	2,244	114,821	175,610
SBLOC	94,487	-	-	-	-	500	198,122	293,109
Other specialty lending	67	-	-	-	-	-	1,521	1,588
Consumer	15,013	1,348	1,356	-	-	24	27,411	45,152
Unamortized loan fees and costs	-	-	-	-	-	-	4,886	4,886
	$ 276,919	$ 1,348	$ 1,741	$ -	$ -	$ 10,081	$ 345,912	$ 636,001

*The loan review scope does not encompass performing loans in the absence of negative characteristics or which fell below the dollar threshold requiring review. Accordingly,  such loans are not rated and not subject to review.   The loan portfolio review coverage was approximately 45% at December 31, 2014 and approximately 44% at December 31, 2013.  This review is performed by the loan review department, which is independent of the loan departments and reports directly to the audit committee.  All classified loans are reviewed by our independent loan review function.  Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.  Loans are subject to review by their relationship manager and senior loan personnel.    As a result of transferring loans into “Discontinued Operations”, management is currently reassessing the review scope for the continuing operations portfolio.

Note G—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2014	2013
Furniture, fixtures, and equipment	3 to 12 years	$ 41,765	$ 35,754
Leasehold improvements	6 to 10 years	7,098	6,623
		48,863	42,377
Accumulated depreciation		(31,166)	(26,718)
		$ 17,697	$ 15,659

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $4.5 million, $3.7 million and $2.8 million, respectively.

Note H—Variable Interest Entity (“VIE”)

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The most common type of VIE is a special purpose entity (“SPE”).  SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors.  The basic SPE structure involves a company selling assets to the SPE with the SPE funding the purchase of those assets by issuing securities to investors.  The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows.  SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.  The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE.  The primary beneficiary is the party that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company holds variable interests in Walnut Street 2014-1 LLC (“ WS 2014”), accounted for as a debt security and the Company elected the fair value option, after acquiring a 49% equity interest in WS 2014, as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014 and therefore does not consolidate.  At December 31, 2014, the Company’s investment in the WS 2014 was $193.6 million and was classified as investment in unconsolidated entity in the consolidated balance sheet.  The Company’s maximum exposure to loss is equal to the balance of the Company’s interest, or $193.6 million.

The following table presents the total unpaid principal amount of assets held in private securitization entities, including those in which the Company has continuing involvement.  Continuing involvement includes servicing the loans and holding senior interests or subordinated interests.

	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
December 31, 2014	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 209,632	-	$ 209,632	$ 193,595

(a) Consists of notes backed by commercial loans predominately secured by real estate.
(b) The retained interest in the commercial and other securitization trusts are non-rated and are accounted for under the equity method of accounting.

Note I—Debt

1.	Short-term borrowings

At December 31, 2014, the Bank maintained $49.0 million in unsecured lines of credit that bear interest at variable rates and are renewed annually. Additionally, the Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $355.8 million at December 31, 2014.   Borrowings under this arrangement have a variable interest rate. As of December 31, 2014,  the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2014	2013	2012
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	-	-	-
Maximum month-end balance	-	-	-
Weighted average rate during the year	0.00%	0.00%	0.00%
Rate at December 31	0.27%	0.25%	0.25%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 19,414	$ 21,221	$ 18,548
Average during the year	17,497	18,442	22,508
Maximum month-end balance	21,496	22,523	30,964
Weighted average rate during the year	0.29%	0.29%	0.42%
Rate at December 31	0.29%	0.28%	0.37%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2014, the Company held  two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.
•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2014, the Trusts qualify as variable interest entities under ASC 810, Consolidation.   The Company is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

Note J—Shareholders’ Equity

In December 2012, the Company issued 4,000,000 shares of the Company’s common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to the Company, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

In 2011, the Company adopted a common stock repurchase program in which shares repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.  The Company did not repurchase shares in 2012, 2013 or 2014.

In March 2011, the Company issued 7,015,000 shares of the Company’s common stock, par value $1.00, at a public offering price of $8.25 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to the Company, after underwriting discounts, commissions and expenses, of approximately $54.5 million.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $921,000,  $813,000 and $679,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.   There were no disbursements under the plan in 2014 or prior years.   In 2014 the Company expensed $1.3 million based upon actuarial tables  for which the appropriate actuarial data for 2014 was utilized. The actuarial assumptions reflected a discount rate of 3.37%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000. The Company expensed $112,000 and $125,000 for this plan for the years ended December 31, 2013 and 2012 respectively. As of December 31, 2014 the Company had accrued $4.3 million for potential future payouts.

Note L—Income Taxes

The company operates predominately in the United States and is subject to corporate net income taxes for Federal and State purposes.  The company also has minimal operations in foreign jurisdictions but these taxes are not considered material to the overall financial statements.

The components of income tax expense (benefit) included in the statements of continuing operations are as follows:

For the years ended
December 31,

	2014	2013	2012
		(restated)	(restated)
	(in thousands)
Current tax provision (benefit)
Federal	$ (3,663)	$ 4,723	$ (3,533)
State	2,730	2,244	1,229
	(933)	6,967	(2,304)
Deferred tax provision (benefit)
Federal	(13,705)	(208)	(1,125)
State	115	8	(63)
	(13,590)	(200)	(1,188)
	$ (14,523)	$ 6,767	$ (3,492)

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 34% for 2014, 2013 and 2012, respectively, are as follows:

	For the years ended
	December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)

Computed tax expense at statutory rate	$ 2,479	$ 6,897	$ (3,150)
State taxes	1,877	1,486	769
Tax-exempt interest income	(4,304)	(1,898)	(1,213)
Foreign income tax rate difference	(591)	-	-
Valuation allowance - domestic	(14,485)	-	-
Valuation allowance - foreign	354	-	-
Other	147	282	102
	$ (14,523)	$ 6,767	$ (3,492)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2014	2013
		(restated)
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 1,236	$ 12,983
Non-accrual interest	1,223	1,402
Deferred compensation	1,451	1,014
State taxes	2,107	2,840

Nonqualified stock options	2,962	2,576
Stock appreciation rights	100	100
Tax deductible goodwill	9,082	10,100
Depreciation	206	205
Other than temporary impairment	147	147
Partnership interest, Walnut St basis difference	1,654	-
Loan charges	16,745	48,245
AMT tax credit	1,092
Federal net operating loss	5,940
Foreign net operating loss	637	-
Other	3,748	277
Total gross deferred tax assets	48,330	79,889
Federal and state valuation allowance	(5,252)	(19,754)
Foreign valuation allowance	(637)	-

Deferred tax liabilities:
Unrealized gains on investment securities available for sale	6,642	300
Discount on Class A notes	2,126	-
Leasing	-	-
Total deferred tax liabilities	8,768	300
Net deferred tax asset (liability)	$ 33,673	$ 59,835

The Company has a federal net operating loss carryforward of approximately $17 million that will expire in 2034.  The Company has approximately $73 million of state net operating losses from several states that will expire at varying times over the next 20 years.  Additionally, the Company has alternative minimum tax credits of $1.1 million to offset taxable income in the future that may be carried forward indefinitely.

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will able to recognize the existing deferred tax assets.  For the year ended December 31, 2013, the Company recorded a valuation allowance on the deferrerd tax assets of approximately $19.7 million.  Management determined these assets were no longer more likely-than-not to be realized due to increasing losses and deferred tax assets in discontinued operations.  Accordingly, the income tax expense related to the recording of the valuation allowance was allocated to discontinued operations.  For the year ended December 31, 2014, the valuation allowance recorded on the deferred tax assets remained consistent until opportunities arose in the fourth quarter of 2014 for a prudent and feasible tax planning strategy.  This resulted in a reduction of the required valuation allowance of approximately $14.5 million.  The income tax benefit of this reduction was recorded in continuing operations.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the negative evidence is no longer present or diminishes due to growth of positive evidence.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration.  The determination of the additional deferred taxes that have not been provided for is not practicable.  From its European operations, the Company has net operating loss carryforwards of approximately $6.4 million which may be carried forward indefinitely provided there is no change in ownership or nature of trade of the company within a period of expire over the next three years.  These losses have generated deferred tax assets in the amount of $637,000 which have a full valuation allowance at December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended

	December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)

Beginning balance at January 1	$ 352	$ 230	$ 119
Increases(decreases) in tax provisions for prior years	(39)	122	111
Gross unrecognized tax benefits at December 31	$ 313	$ 352	$ 230

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2014.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

The Company files federal and state returns in jurisdictions with varying statutes of limitations.  The 2011 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

Note M—Stock-Based Compensation

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

In October 1999, the Company adopted a stock option plan (the 1999 Plan).  Employees and directors of the Company and the Bank were eligible to participate in the 1999 Plan.  An aggregate of 1,000,000 shares of common stock were reserved under the 1999 Plan, with no more than 75,000 shares being issuable to non-employee directors.  Options vested over four years and expire on the tenth anniversary of the grant.

A summary of the status of the Company’s equity compensation plans is presented below.

Weighted-
average
	Weighted	remaining
	average	contractual	Aggregate
	exercise	term	intrinsic
Shares	price	(years)	value
(in thousands except per share data)

Outstanding at January 1, 2014	2,620,874	$ 9.70	6.32
Granted	45,000	9.82	9.92	-
Exercised	(63,874)	9.27	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	2,602,000	$ 9.72	5.39	$ 5,010,208
Exercisable at December 31, 2014	2,099,250	$ 9.91	4.89	$ 4,006,688

A summary of the Company’s restricted stock units is presented below:

			Average
		Weighted	remaining
		average	contractual
		exercise	term
	Shares	price	(years)
Outstanding at January 1, 2014	197,841	$ 10.46	3.07
Granted	-	-	-
Vested	(49,460)	10.46	-
Forfeited	-	-	-
Outstanding at December 31, 2014	148,381	10.46	2.07

The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in 2013.  There were no restricted stock units granted in 2014 or 2012.

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2014, and changes during the year then ended, is presented below:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-Vested at January 1, 2014	997,125	$ 4.71
Granted	45,000	4.16
Vested	(539,375)	4.66
Expired	-	-
Forfeited	-	-
Non-Vested at December 31, 2014	502,750	$ 4.72

The Company granted 45,000 common stock options in 2014, with a vesting period of four years.  The weighted-average fair value of the stock options issued was  $4.16.  The Company granted 215,000 common stock options in 2013, 35,000 with a vesting period of one year and 180,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85.  The Company granted 500,000 common stock options in 2012, 40,000 with a vesting period of one year and 460,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $5.06.  There were 63,874 options exercised in 2014 and 605,494 options exercised in 2013 and 50,374 options exercised in 2012.  The total intrinsic value of the options exercised in 2014, 2013 and 2012 was $1.5 million, $3.0 million and $116,000, respectively.  The total fair value of options that vested during the year ended December 31, 2014 was $2.5 million.

As of December 31, 2014, there was a total of $2.6 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.3 years.  For the years ended

December 31, 2014, 2013 and 2012 total compensation expense under share based payment arrangements was $2.6 million, $3.2 million and $2.6 million respectively and the related tax benefits recognized were $915,000,  $1.1 million and $910,000, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2014	2013	2012
Risk-free interest rate	2.36%	1.86%	1.97%
Expected dividend yield	-	-	-
Expected volatility	41.74%	49.71%-55.65%	72.90%
Expected lives (years)	5.71	4.03-4.22	4.83

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2014 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $112,000,  $102,000 and $102,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012. As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC. in 2015.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Executive Chairman of the Board of Atlas Energy Group. LLC and , prior thereto, of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group LLC and , prior thereto, of the general partner of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment, and the base expense charges.  Rent expense was $104,000, $104,000 and $104,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $15.1 million and $36.7 million as of December 31, 2014 and 2013, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2014, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2014 and 2013, loans to these related parties included in Assets held for sale amounted to $28.1 million and $26.4 million.  At December 31, 2014 and 2013, loans to these related parties included in Loans, net of deferred loan fees and costs amounted to $2.8 million and $2.1 million.

In addition to these lending transactions, the Bank periodically purchases securities under agreement to resell and engages in other securities transactions as follows.    The Company executed securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman has a minority interest.  The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB.  For the twelve months ended December 31, 2014, the Company purchased $3.4 million of AAA rated SBA loans for Community Reinvestment Act purposes through JVB.  The Company had no security purchases from JVB for the twelve months ended December 31, 2014.  From time to time, the Company may also purchase securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2014 and had complied with the terms for all prior repurchase agreements.  A total of $46.3 million of such agreements were outstanding at December 31, 2014 and $6.4 million were outstanding at December 31, 2013.

The Company entered into a consulting agreement with Betsy Z. Cohen, its former Chief Executive Officer, which was effective January 1, 2015 and expires on December 31, 2016. Under the agreement, Mrs. Cohen will act as an advisor to the Board of Directors and executive management with respect to business strategies, the performance of  various lines of business, and other corporate and regulatory matters.  The agreement is intended to preserve for the Company Mrs. Cohen’s insight and experience with respect to the Company, the Bank and the financial services industry generally.  The agreement provides for a monthly service fee of $30,000, and the provision of office space and administrative support.  We have not paid any monthly fees under this agreement pending regulatory review.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leases its operations facility for a term expiring on October 31, 2025, and leases its Philadelphia offices for a term expiring in 2025.   The Company also has leases for business production offices in Pennsylvania, Maryland, Florida, Washington and Minnesota that expire at various times through 2017.   The Company leases space in South Dakota, USA, Gibraltar and Bulgaria for its prepaid card division.   The leases on these spaces expire at various times through 2022.  The Company leases space in Illinois for its Small Business Lending division for a term expiring in 2020.   The Company leases space in Florida for compliance operations for a term expiring in 2020.  The Company leases executive office space in New York for a term expiring in 2025.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents due to escalation clauses, required by these leases are as follows (in thousands):

Year ending December 31,

2015	$ 3,997
2016	3,786
2017	3,757
2018	3,749
2019	3,815
Thereafter	18,420
$ 37,524

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $4.0 million, $3.1 million and $2.6 million, net of sublease rentals of approximately $78,000,  $110,000 and $122,000, respectively.  The sublease expired in 2014.

2.	Legal Proceedings

On July 17, 2014, a class action securities complaint, captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.  A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System.  Filed under the caption of In re The Bancorp Inc. Securities Litigation, the consolidated complaint asserts claims against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, and alleges that during a class period beginning April 24, 2013 through July 23, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.  The consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the consolidated complaint on March 24, 2015.  Following Bancorp’s April 1, 2015 announcement that it would be restating its financial statements, the parties entered into a stipulation dated April 10, 2015 allowing the plaintiffs to file an amended complaint within 28 days of Bancorp filing its restated financial statements, and giving the defendants 28 days to respond to the amended complaint.  The court approved the parties’ stipulation on April 14, 2015.  This litigation is in its preliminary stages.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

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

The approximate contract amounts and maturity term of the Company’s credit commitments are as follows:

	December 31,
	2014	2013
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 709,080	$ 590,121
Standby letters of credit	22,057	22,424
	$ 731,137	$ 612,545

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2014. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The standby letters of credit expire as follows: $607,000 in 2014, $19.8 million in 2015 and the remaining $1.7 million in 2016.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note Q—Fair Value of Financial Instruments

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.11 billion and $1.24 billion at December 31, 2014 and 2013, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices, if available, or by an estimation methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances.  Level 3 investment securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

Commercial loans held for sale have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions.

Loans, net of deferred loan fees and costs, have an estimated fair value using the present value of discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value.

Federal Home Loan and Atlantic Central Bankers Bank stock are held as required by those respective institutions and are carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Accrued interest receivable has a carrying value that approximates fair value.

Investment in unconsolidated entity, senior note has a carrying value based upon the exit price from a December 30, 2014 sale to a private securitization entity.  The par value of the principal approximated the carrying value of the underlying notes as determined by a third party valuation.  The exit price approximates fair value as December 31, 2014.

Investment in unconsolidated entity, subordinated note has a carrying value based upon the closing price from a December 30, 2014 sale to a private securitization entity.  The fair value was based on a market rate approach for similar yielding securities. The exit price approximates fair value as December 31, 2014.

Assets held for sale as of December 31, 2014 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

Demand deposits (comprising interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at December 31, 2014, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

Interest rate swaps have a fair value estimated using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

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

In addition, ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  There were no transfers between levels in 2014 or 2013.

	December 31, 2014
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,493,639	$ 1,493,639	$ 66,287	$ 1,425,986	$ 1,366
Investment securities held-to-maturity	93,765	91,914	7,448	-	84,466
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	1,002	-	-	1,002
Commercial loans held for sale	217,080	217,080	-	-	217,080
Loans, net	874,593	869,871	-	-	869,871
Investment in unconsolidated entity, senior note	178,187	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	15,408	-	-	15,408
Assets held for sale	887,929	887,929	-	-	887,929
Demand and interest checking	4,289,586	4,289,586	4,289,586	-	-
Savings and money market	330,798	330,798	330,798	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,042	-	-	8,042
Securities sold under agreements to repurchase	19,414	19,414	19,414	-	-
Interest rate swaps, liability	942	942	-	942	-

	December 31, 2013 (restated)
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,253,117	$ 1,253,117	$ 64,971	$ 1,187,595	$ 551
Investment securities held-to-maturity	97,205	95,030	7,286	-	87,744
Securities purchased under agreements to resell	7,544	7,544	7,544	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	3,209	-	-	3,209
Commercial loans held for sale	69,904	69,904	-	-	69,904
Loans, net	636,001	630,464	-	-	630,464
Assets held for sale	1,179,277	1,179,277	-	-	1,179,277
Demand and interest checking	3,722,602	3,722,602	3,722,602	-	-
Savings and money market	536,162	536,162	536,162	-	-
Time deposits	14,225	242	-	-	242
Subordinated debentures	13,401	9,287	-	-	9,287
Securities sold under agreements to repurchase	21,221	21,221	21,221	-	-
Interest rate swaps, asset	481	481	-	481	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,561	$ -	$ 16,561	$ -
Federally insured student loan securities	126,012	-	126,012	-
Obligations of states and political subdivisions	612,648	1,182	611,466	-
Residential mortgage-backed securities	422,129	-	422,129	-
Commercial mortgage-backed securities	123,239	-	123,239	-
Foreign debt securities	66,878	14,098	52,235	545
Other debt securities	126,172	51,007	74,344	821
Total investment securities available for sale	1,493,639	66,287	1,425,986	1,366
Loans held for sale	217,080	-	-	217,080
Investment in unconsolidated entity, senior note	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	-	-	15,408
Interest rate swaps, liability	942	-	942	-
	$ 1,903,372	$ 66,287	$ 1,425,044	$ 412,041

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(restated)	(restated)	(restated)	(restated)

Investment securities available for sale
U.S. Government agency securities	$ 10,726	$ 400	$ 10,326	$ -
Federally insured student loan securities	147,573	-	147,573	-
Obligations of states and political subdivisions	458,118	2,277	455,841	-
Residential mortgage-backed securities	322,774	-	322,774	-
Commercial mortgage-backed securities	120,347	-	120,347	-
Other debt securities	193,579	62,294	130,734	551
Total investment securities available for sale	1,253,117	64,971	1,187,595	551
Loans held for sale	69,904	-	-	69,904
Interest rate swaps, asset	481	-	481	-
	$ 1,323,502	$ 64,971	$ 1,188,076	$ 70,455

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Available-for-sale	Commercial loans
securities	held for sale

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Beginning balance	$ 551	$ 597	$ 69,904	$ 11,341
Transfers into level 3	1,279	-	-	-
Transfers out of level 3	(551)	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(1)	1,846	3,082
Included in other comprehensive income	87	21	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	630,165	309,358
Sales	-	-	(484,835)	(253,832)
Settlements	-	(66)	-	(45)
Ending balance	$ 1,366	$ 551	$ 217,080	$ 69,904

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 3,587	$ 222

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	December 31, 2014	December 31, 2013
Beginning balance	$ -	$ -
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	193,595	-
Issuances	-	-
Sales	-	-
Settlements	-	-
Ending balance	$ 193,595	$ -

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2014 and 2013 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted prices in active	Significant other	Significant

		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,450	$ -	$ -	$ 2,450
Intangible assets	6,228	-	-	6,228
	$ 8,678	$ -	$ -	$ 8,678

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(restated)	(restated)	(restated)	(restated)

Impaired loans	$ 1,741	$ -	$ -	$ 1,741
Intangible assets	7,612	-	-	7,612
	$ 9,353	$ -	$ -	$ 9,353
(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

Impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $2.5 million through the establishment of specific reserves and other writedowns of $331,000 or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at December 31, 2014, were troubled debt restructured loans with a balance of $543,000 which had specific reserves of $40,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of December 31, 2014, the Company had entered into fifteen interest rate swap agreements with an aggregate notional amount of $115.8 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offered Rate (LIBOR).  The Company recorded a loss of $1.4 million for the year ended December 31, 2014 and recorded income of $436,000 and $45,000 for the years ended December 31, 2013 and 2012 to recognize the fair value of derivative instruments.  The amount payable by the Company under these swap agreements was $1.1 million at December 31, 2014 and the amount receivable by the Company at December 31, 2013 was $423,000.  At December 31, 2014 and 2013, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $3.6 million and $0, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2014 are summarized below (in thousands):

	December 31, 2014
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
December 19, 2019	$ 19,100	1.70%	0.25%	$ 31

December 19, 2019	9,000	1.70%	0.25%	15
September 2, 2024	4,800	2.50%	0.23%	(103)
September 9, 2024	1,000	2.59%	0.23%	(30)
October 8, 2024	6,500	2.60%	0.23%	(199)
October 10, 2024	4,000	2.47%	0.23%	(77)
October 14, 2024	4,300	2.47%	0.23%	(82)
October 20, 2024	3,100	2.28%	0.23%	(4)
November 10, 2024	10,800	2.52%	0.23%	(251)
November 28, 2024	4,800	2.42%	0.24%	(68)
December 3, 2024	4,300	2.33%	0.23%	(22)
December 5, 2024	4,300	2.43%	0.23%	(64)
January 2, 2025	15,500	2.31%	0.26%	(46)
January 5, 2025	3,700	2.29%	0.26%	(5)
January 5, 2025	20,600	2.30%	0.26%	(37)
Total	$ 115,800			$ (942)

Note S—Regulatory Matters

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

             In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In August, 2015, the Bank entered into an Amendment to the 2014 Consent Order pursuant to which the Bank may not pay dividends without prior FDIC approval. Previously, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval. The Federal Reserve  approved the payment of the interest on the  Company’s trust preferred securities due September 15, 2015. Future payments are subject to future approval by the Federal Reserve. (See Note D)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2014
Total capital
(to risk-weighted assets)
The Bancorp	$ 302,458	11.67%	$ 216,440	>=8.00	N/A	N/A
The Bancorp Bank	276,003	10.59%	217,778	8.00	272,222	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp	298,819	11.54%	108,220	>=4.00	N/A	N/A
The Bancorp Bank	272,366	10.46%	108,889	4.00	163,333	>= 6.00%

Tier I capital
(to average assets)
The Bancorp	298,819	7.07%	175,209	>=4.00	N/A	N/A
The Bancorp Bank	272,366	6.46%	175,258	4.00	219,073	>= 5.00%

As of December 31, 2013 (restated)
Total capital
(to risk-weighted assets)
The Bancorp	$ 283,304	11.87%	$ 200,072	>=8.00	N/A	N/A
The Bancorp Bank	202,798	8.53%	199,251	8.00	249,064	>= 10.00%
Adjustment (1)	58,000
The Bancorp Bank pro forma	260,798	10.92%

Tier I capital
(to risk-weighted assets)
The Bancorp	251,957	10.55%	100,036	>=4.00	N/A	N/A
The Bancorp Bank	171,578	7.22%	99,626	4.00	149,438	>= 6.00%
Adjustment (1)	58,000
The Bancorp Bank pro forma	229,578	9.62%

Tier I capital
(to average assets)
The Bancorp	251,957	6.09%	169,994	>=4.00	N/A	N/A
The Bancorp Bank	171,578	4.17%	169,120	4.00	211,400	>= 5.00%
Adjustment (1)	58,000
The Bancorp Bank pro forma	229,578	5.58%

(1) The Company downstreamed $58.0 million in capital to the Bank in 2014. If charges related to the restatement had occurred in 2013 the Company would have made the capital injection at that time.  Based on the pro forma calculations the Bank would have maintained its well capitalized status at December 31, 2013.

As of December 31, 2014, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, with the first measurement date of March 31, 2015, capital rules will begin to be modified as part of a multi year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

 In 2012, the Company paid a $172,000 civil money penalty as part of an administrative agreement with the FDIC which also requires additional quarterly reporting on the part of the Bank to the FDIC.  On June 4, 2014, an Order with the FDIC became effective and encompassed Bank Secrecy Act, or BSA, Anti-Money Laundering Act , or AML, and other areas.  As a result of the Order, the Bank incurred significant remediation expenses for third party consultants in 2014, which will continue into 2015, to create an expanded BSA/AML function and to perform “lookbacks” to analyze historical transactions.  Additional permanent expenses have and will result due to a significant increase in the number of employees performing BSA/AML related functions.  The 2014 consent order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  The removal of these limitations depends upon  the Bank’s issuance of a BSA report to the FDIC summarizing the completion of certain corrective action and the FDIC’s approval thereof.

Note T – Restated Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation. Following the summarized quarterly data the restated quarterly financial statements shown reflect applicable restatement adjustments for periods from March 31, 2013 through September 30, 2014, the last date through which financial statements previously had been issued. The data reflects restatement of the financial statements and the subsequent discontinued operations. Explanations for the discontinued operations adjustments below are as follows. The amount of cash attributable to discontinued operations was transferred to discontinued operations as the amount of such cash on deposit. The amount of loans transferred to discontinued operations was the book value of discontinued loans, which were then valued at the lower of cost or market. The allowance for loan losses attributable to discontinued loans was netted against the book value of discontinued loans and that net value including accrued interest receivable was adjusted to the lower of cost or market. That amount and other real estate owned were transferred to assets held for sale.  Also.see Note C.

 Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2014	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)
	(in thousands, except per share data)

Interest income	$ 16,555	$ 17,610	$ 18,033	$ 18,522
Net interest income	13,651	14,791	15,268	15,715
Provision for loan and lease losses	1,275	1,173	158	(1,404)
Non-interest income	23,678	23,389	20,307	17,675
Non-interest expense	31,205	34,012	33,135	37,628
Income (loss) from continuing operations before income tax expense	4,849	2,995	2,282	(2,834)
Income tax expense (benefit)	1,623	1,343	(3,560)	(13,929)
Net income (loss) from continuing operations	3,226	1,652	5,842	11,095
Net income (loss) from discontinued operations, net of tax	(1,599)	8,670	19,127	9,096
Net income available to common shareholders	$ 1,627	10,322	24,969	20,191

Net income (loss) per share from continuing operations - basic	$ 0.08	$ 0.04	$ 0.15	$ 0.31

Net income (loss) per share from discontinued operations - basic	$ (0.04)	$ 0.23	$ 0.51	$ 0.24
Net income per share - basic	$ 0.04	$ 0.27	$ 0.66	$ 0.55

Net income (loss) per share from continuing operations - diluted	$ 0.08	$ 0.04	$ 0.15	$ 0.30
Net income (loss) per share from discontinued operations - diluted	$ (0.04)	$ 0.23	$ 0.51	$ 0.22
Net income per share - diluted	$ 0.04	$ 0.27	$ 0.66	$ 0.52

	Three months ended
2013	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share data)

Interest income	$ 11,472	$ 12,094	$ 13,176	$ 14,408
Net interest income	8,760	9,488	10,470	11,664
Provision for loan and lease losses	(165)	247	379	(106)
Non-interest income	19,040	21,989	19,224	21,820
Non-interest expense	22,954	25,353	26,384	27,126
Income from continuing operations before income tax expense	5,011	5,877	2,931	6,464
Income tax expense	1,672	1,961	978	2,156
Net income from continuing operations	3,339	3,916	1,953	4,308
Net income (loss) from discontinued operations, net of tax	(14,163)	8,804	(752)	(21,828)
Net income (loss) available to common shareholders	$ (10,824)	12,720	1,201	(17,520)

Net income per share from continuing operations - basic	$ 0.10	$ 0.10	$ 0.05	$ 0.12
Net income (loss) per share from discontinued operations - basic	$ (0.39)	$ 0.24	$ (0.02)	$ (0.58)
Net income (loss) per share - basic	$ (0.29)	$ 0.34	$ 0.03	$ (0.46)

Net income per share from continuing operations - diluted	$ 0.09	$ 0.10	$ 0.05	$ 0.11
Net income (loss) per share from discontinued operations - diluted	$ (0.39)	$ 0.24	$ (0.02)	$ (0.58)
Net income (loss) per share - diluted	$ (0.30)	$ 0.34	$ 0.03	$ (0.47)

	September 30, 2014
	As previously reported (1)	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 11,641	$ -	$ (1,728)	$ 9,913
Interest earning deposits at Federal Reserve Bank	430,117	-	-	430,117
Securities purchased under agreements to resell	55,450	-	-	55,450
Total cash and cash equivalents	497,208	-	(1,728)	495,480

Investment securities, available-for-sale, at fair value	1,442,049	-	-	1,442,049
Investment securities, held-to-maturity (fair value $94,889)	96,951	-	-	96,951
Commercial loans held for sale	136,115	-	-	136,115
Loans, net of deferred loan fees and costs	1,980,567	(53,669)	(1,070,470)	856,428
Allowance for loan and lease losses	(4,390)	558	(1,468)	(5,300)
Loans, net	1,976,177	(53,111)	(1,071,938)	851,128
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	-	-	3,409
Premises and equipment, net	17,536	-	-	17,536
Accrued interest receivable	15,028	-	(3,967)	11,061

Intangible assets, net	6,573	-	-	6,573
Other real estate owned	24,718	-	(23,993)	725
Deferred tax asset, net	41,601	29,420	-	71,021
Assets held for sale	-	(35,698)	1,101,727	1,066,029
Other assets	39,147	-	(101)	39,046
Total assets	$ 4,296,512	$ (59,389)	$ -	$ 4,237,123

LIABILITIES
Deposits
Demand and interest checking	$ 3,554,484	$ -	$ -	$ 3,554,484
Savings and money market	324,015	-	-	324,015
Time deposits	231	-	-	231
Time deposits, $100,000 and over	2,895	-	-	2,895
Total deposits	3,881,625	-	-	3,881,625

Securities sold under agreements to repurchase	21,496	-	-	21,496
Subordinated debenture	13,401	-	-	13,401
Liabilities held for sale	-	-	-	-
Other liabilities	23,603	-	-	23,603
Total liabilities	3,940,125	-	-	3,940,125

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,808,777 shares issued at September 30, 2014	37,809	-	-	37,809
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	297,122	-	-	297,122
Retained earnings	10,954	(59,389)	-	(48,435)
Accumulated other comprehensive income	11,368	-	-	11,368
Total shareholders' equity	356,387	(59,389)	-	296,998

Total liabilities and shareholders' equity	$ 4,296,512	$ (59,389)	$ -	$ 4,237,123

(1)	As previously reported excluding adjustments for discontinued operations

	June 30, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 15,192	$ -	$ (1,904)	$ 13,288
Interest earning deposits at Federal Reserve Bank	441,422	-	-	441,422
Securities purchased under agreements to resell	15,906	-	-	15,906
Total cash and cash equivalents	472,520	-	(1,904)	470,616

Investment securities, available-for-sale, at fair value	1,459,626	-	-	1,459,626
Investment securities, held-to-maturity (fair value $94,927)	97,130	-	-	97,130
Commercial loans held for sale	154,474	-	-	154,474
Loans, net of deferred loan fees and costs	2,049,561	(101,030)	(1,146,776)	801,755
Allowance for loan and lease losses	(46,945)	(22,966)	64,112	(5,799)
Loans, net	2,002,616	(123,996)	(1,082,664)	795,956
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	-	-	3,409

Premises and equipment, net	16,236	-	-	16,236
Accrued interest receivable	14,508	-	(4,032)	10,476
Intangible assets, net	6,988	-	-	6,988
Other real estate owned	26,781	-	(26,781)	(0)
Deferred tax asset, net	24,606	29,420	-	54,026
Assets held for sale	-	(6,588)	1,115,560	1,108,972
Other assets	36,270	-	(179)	36,091
Total assets	$ 4,315,164	$ (101,164)	$ 0	$ 4,214,000

LIABILITIES
Deposits
Demand and interest checking	$ 3,563,447	$ -	$ -	$ 3,563,447
Savings and money market	307,927	-	-	307,927
Time deposits	8,962	-	-	8,962
Time deposits, $100,000 and over	1,474	-	-	1,474
Total deposits	3,881,810	-	-	3,881,810

Securities sold under agreements to repurchase	17,481	-	-	17,481
Subordinated debenture	13,401	-	-	13,401
Other liabilities	29,978	-	-	29,978
Total liabilities	3,942,670	-	-	3,942,670

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,808,777 shares issued at June 30, 2014	37,809	-	-	37,809
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	296,523	-	-	296,523
Retained earnings	27,762	(101,164)	-	(73,402)
Accumulated other comprehensive income	11,266	-	-	11,266
Total shareholders' equity	372,494	(101,164)	-	271,330

Total liabilities and shareholders' equity	$ 4,315,164	$ (101,164)	$ -	$ 4,214,000

	March 31, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 15,298	$ -	$ (1,927)	$ 13,371
Interest earning deposits at Federal Reserve Bank	796,385	-	-	796,385
Securities purchased under agreements to resell	24,926	-	-	24,926
Total cash and cash equivalents	836,609	-	(1,927)	834,682

Investment securities, available-for-sale, at fair value	1,411,708	-	-	1,411,708
Investment securities, held-to-maturity (fair value $95,077)	97,149	-	-	97,149
Commercial loans held for sale	222,024	-	-	222,024
Loans, net of deferred loan fees and costs	2,044,004	(111,131)	(1,197,366)	735,507
Allowance for loan and lease losses	(46,409)	(27,628)	68,989	(5,048)
Loans, net	1,997,595	(138,759)	(1,128,377)	730,459
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	-	-	3,209

Premises and equipment, net	15,692	-	-	15,692
Accrued interest receivable	14,715	-	(4,265)	10,450
Intangible assets, net	7,407	-	-	7,407
Other real estate owned	27,763	-	(27,763)	(0)
Deferred tax asset, net	27,451	29,420	-	56,871
Assets held for sale	-	(1,809)	1,162,603	1,160,794
Other assets	38,301	-	(271)	38,030
Total assets	$ 4,699,623	$ (111,148)	$ 0	$ 4,588,475

LIABILITIES
Deposits
Demand and interest checking	$ 3,842,569	$ -	$ -	$ 3,842,569
Savings and money market	393,329	-	-	393,329
Time deposits	9,115	-	-	9,115
Time deposits, $100,000 and over	2,195	-	-	2,195
Total deposits	4,247,208	-	-	4,247,208

Securities sold under agreements to repurchase	16,491	-	-	16,491
Subordinated debenture	13,401	-	-	13,401
Other liabilities	56,353	-	-	56,353
Total liabilities	4,333,453	-	-	4,333,453

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,804,902 shares issued at March 31, 2014	37,805	-	-	37,805
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	295,824	-	-	295,824
Retained earnings	27,424	(111,148)	-	(83,724)
Accumulated other comprehensive income	5,983	-	-	5,983
Total shareholders' equity	366,170	(111,148)	-	255,022

Total liabilities and shareholders' equity	$ 4,699,623	$ (111,148)	$ -	$ 4,588,475

	September 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 32,026	$ -	$ (1,970)	$ 30,056
Interest earning deposits at Federal Reserve Bank	657,618	-	-	657,618
Securities purchased under agreements to resell	40,811	-	-	40,811
Total cash and cash equivalents	730,455	-	(1,970)	728,485

Investment securities, available-for-sale, at fair value	1,083,154	-	-	1,083,154
Investment securities, held-to-maturity (fair value $94,806)	97,459	-	-	97,459
Commercial loans held for sale	25,557	-	-	25,557
Loans, net of deferred loan fees and costs	1,991,455	(100,872)	(1,270,318)	620,265
Allowance for loan and lease losses	(39,151)	(26,951)	61,983	(4,119)
Loans, net	1,952,304	(127,823)	(1,208,335)	616,146
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	-	-	3,209

Premises and equipment, net	14,252	-	-	14,252
Accrued interest receivable	12,556	-	(4,626)	7,930
Intangible assets, net	6,253	-	-	6,253
Other real estate owned	20,111	-	(20,111)	0
Deferred tax asset, net	26,434	38,632	-	65,066
Assets held for sale	-	1,558	1,235,310	1,236,868
Other assets	28,538	-	(268)	28,270
Total assets	$ 4,000,282	$ (87,633)	$ 0	$ 3,912,649

LIABILITIES
Deposits
Demand and interest checking	$ 3,050,167	$ -	$ -	$ 3,050,167
Savings and money market	504,447	-	-	504,447
Time deposits	9,920	-	-	9,920
Time deposits, $100,000 and over	4,683	-	-	4,683
Total deposits	3,569,217	-	-	3,569,217

Securities sold under agreements to repurchase	22,057	-	-	22,057
Subordinated debenture	13,401	-	-	13,401
Other liabilities	42,274	-	-	42,274
Total liabilities	3,646,949	-	-	3,646,949

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,720,945 shares issued at September 30, 2013	37,721	-	-	37,721
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	292,715	-	-	292,715
Retained earnings	20,291	(87,633)	-	(67,342)
Accumulated other comprehensive income	3,472	-	-	3,472
Total shareholders' equity	353,333	(87,633)	-	265,700

Total liabilities and shareholders' equity	$ 4,000,282	$ (87,633)	$ -	$ 3,912,649

	June 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 21,560	$ -	$ (198)	$ 21,362
Interest earning deposits at Federal Reserve Bank	622,989	-	-	622,989
Securities purchased under agreements to resell	40,240	-	-	40,240
Total cash and cash equivalents	684,789	-	(198)	684,591

Investment securities, available-for-sale, at fair value	1,021,848	-	-	1,021,848
Investment securities, held-to-maturity (fair value $91,777)	95,662	-	-	95,662
Commercial loans held for sale	49,355	-	-	49,355
Loans, net of deferred loan fees and costs	1,967,382	(98,218)	(1,304,627)	564,537
Allowance for loan and lease losses	(40,274)	(25,400)	61,737	(3,937)
Loans, net	1,927,108	(123,618)	(1,242,890)	560,600
Federal Home Loan and Atlantic Central Bankers Bank stock	3,209	-	-	3,209

Premises and equipment, net	13,709	-	-	13,709
Accrued interest receivable	12,360	-	(4,875)	7,485
Intangible assets, net	6,503	-	-	6,503
Other real estate owned	6,308	-	(6,308)	(0)
Deferred tax asset, net	27,613	38,632	-	66,245
Assets held for sale	-	940	1,254,619	1,255,559
Other assets	28,031	-	(348)	27,683
Total assets	$ 3,876,495	$ (84,046)	$ 0	$ 3,792,449

LIABILITIES
Deposits
Demand and interest checking	$ 2,963,170	$ -	$ -	$ 2,963,170
Savings and money market	469,238	-	-	469,238
Time deposits	12,502	-	-	12,502
Time deposits, $100,000 and over	5,747	-	-	5,747
Total deposits	3,450,657	-	-	3,450,657

Securities sold under agreements to repurchase	19,059	-	-	19,059
Subordinated debenture	13,401	-	-	13,401
Other liabilities	49,186	-	-	49,186
Total liabilities	3,532,303	-	-	3,532,303

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,462,939 shares issued at June 30, 2013	37,463	-	-	37,463
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	286,321	-	-	286,321
Retained earnings	19,993	(84,046)	-	(64,053)
Accumulated other comprehensive income	1,281	-	-	1,281
Total shareholders' equity	344,192	(84,046)	-	260,146

Total liabilities and shareholders' equity	$ 3,876,495	$ (84,046)	$ -	$ 3,792,449

	March 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 14,108	$ -	$ (936)	$ 13,172
Interest earning deposits at Federal Reserve Bank	1,102,217	-	-	1,102,217
Securities purchased under agreements to resell	22,831	-	-	22,831
Total cash and cash equivalents	1,139,156	-	(936)	1,138,220

Investment securities, available-for-sale, at fair value	898,653	-	-	898,653
Investment securities, held-to-maturity (fair value $40,999)	45,064	-	-	45,064
Commercial loans held for sale	28,402	-	-	28,402
Loans, net of deferred loan fees and costs	1,968,890	(95,330)	(1,308,124)	565,436
Allowance for loan and lease losses	(34,883)	(28,988)	60,065	(3,806)
Loans, net	1,934,007	(124,318)	(1,248,059)	561,630
Federal Home Loan and Atlantic Central Bankers Bank stock	3,094	-	-	3,094

Premises and equipment, net	10,965	-	-	10,965
Accrued interest receivable	11,521	-	(4,863)	6,658
Intangible assets, net	6,753	-	-	6,753
Other real estate owned	4,543	-	(4,543)	(0)
Deferred tax asset, net	23,055	38,632	-	61,687
Assets held for sale	-	(5,488)	1,258,805	1,253,317
Other assets	26,882	-	(404)	26,478
Total assets	$ 4,132,095	$ (91,174)	$ 0	$ 4,040,921

LIABILITIES
Deposits
Demand and interest checking	$ 3,197,039	$ -	$ -	$ 3,197,039
Savings and money market	495,001	-	-	495,001
Time deposits	12,602	-	-	12,602
Time deposits, $100,000 and over	8,343	-	-	8,343
Total deposits	3,712,985	-	-	3,712,985

Securities sold under agreements to repurchase	16,672	-	-	16,672
Subordinated debenture	13,401	-	-	13,401
Other liabilities	42,961	-	-	42,961
Total liabilities	3,786,019	-	-	3,786,019

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,433,594 shares issued at March 31, 2013	37,434	-	-	37,434
Treasury stock, at cost (100,000 shares)	(866)	-	-	(866)
Additional paid-in capital	285,009	-	-	285,009
Retained earnings	14,753	(91,174)	-	(76,421)
Accumulated other comprehensive income	9,746	-	-	9,746
Total shareholders' equity	346,076	(91,174)	-	254,902

Total liabilities and shareholders' equity	$ 4,132,095	$ (91,174)	$ -	$ 4,040,921

	Quarter ended September 30, 2014
	As previously reported (1)	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,864	$ -	$ (12,689)	$ 9,175
Interest on investment securities:
Taxable interest	5,311	-	-	5,311
Tax-exempt interest	3,157	-	-	3,157
Federal funds sold/securities purchased under agreements to resell	105	-	-	105
Interest earning deposits	285	-	-	285
	30,722	-	(12,689)	18,033
Interest expense
Deposits	2,635	-	-	2,635
Securities sold under agreements to repurchase	14	-	-	14
Subordinated debenture	116	-	-	116
	2,765	-	-	2,765
Net interest income	27,957	-	(12,689)	15,268

Provision for loan and lease losses	965	(71,113)	70,306	158
Net interest income after provision for loan and lease losses	26,992	71,113	(82,995)	15,110

Non-interest income
Service fees on deposit accounts	1,692	-	-	1,692
Card payment and ACH processing fees	1,369	-	-	1,369
Prepaid card fees	12,307	-	-	12,307
Gain on sale of loans	2,772	-	-	2,772
Loss on sale of investment securities	(35)	-	-	(35)
Leasing income	840	-	-	840
Debit card income	414	-	-	414
Affinity fees	649	-	-	649
Other	748	-	(449)	299
Total non-interest income	20,756	-	(449)	20,307

Non-interest expense
Salaries and employee benefits	14,606	-	(671)	13,935
Depreciation and amortization	1,178	-	-	1,178
Rent and related occupancy cost	1,309	-	(35)	1,274
Data processing expense	3,394	-	(79)	3,315
Printing and supplies	542	-	(50)	492
Professional fees	356	-	-	356
Legal expense	1,497	-	(940)	557
Amortization of intangible assets	304	-	-	304
Loss on sale and write-downs on other real estate owned	2,568	-	(2,568)	-
FDIC Insurance	1,492	-	-	1,492
Software	1,166	-	(8)	1,158
Other real estate owned	434	-	(434)	-
Insurance	404	-	-	404
Telecom and IT network communications	931	-	(168)	763
Securitization and servicing expense	573	-	-	573
Consulting	1,157	-	-	1,157
Bank Secrecy Act and lookback consulting expenses	2,749	-	-	2,749
Losses on discontinued operations	43,441	-	(43,441)	-
Other	3,624	-	(196)	3,428
Total non-interest expense	81,725	-	(48,590)	33,135
Income (loss) from continuing operations before income taxes	(33,977)	71,113	(34,854)	2,282
Income tax benefit	(17,172)	29,339	(15,727)	(3,560)
Net income (loss) from continuing operations	(16,805)	41,774	(19,127)	5,842
Discontinued operations
Income from discontinued operations before income taxes	-	-	34,854	34,854
Income tax provision	-	-	15,727	15,727
Income from discontinued operations, net of tax	-	-	19,127	19,127
Net income (loss) available to common shareholders	$ (16,805)	$ 41,774	$ -	$ 24,969

Net income (loss) per share from continuing operations - basic	$ (0.45)	$ 1.11	$ (0.51)	$ 0.15
Net income per share from discontinued operations - basic	$ -	$ -	$ 0.51	$ 0.51
Net income (loss) per share - basic	$ (0.45)	$ 1.11	$ -	$ 0.66

Net income (loss) per share from continuing operations - diluted	$ (0.45)	$ 1.11	$ (0.51)	$ 0.15
Net income per share from discontinued operations - diluted	$ -	$ -	$ 0.51	$ 0.51
Net income (loss) per share - diluted	$ (0.45)	$ 1.11	$ -	$ 0.66

(1)	As previously reported excluding adjustments for discontinued operations

	Quarter ended June 30, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,926	$ (162)	$ (12,962)	$ 8,802
Interest on investment securities:
Taxable interest	5,356	-	-	5,356
Tax-exempt interest	2,956	-	-	2,956
Federal funds sold/securities purchased under agreements to resell	85	-	-	85
Interest earning deposits	411	-	-	411
	30,734	(162)	(12,962)	17,610
Interest expense
Deposits	2,695	-	-	2,695
Securities sold under agreements to repurchase	11	-	-	11
Subordinated debenture	113	-	-	113
	2,819	-	-	2,819
Net interest income	27,915	(162)	(12,962)	14,791
Provision for loan and lease losses	15,500	(14,925)	598	1,173
Net interest income after provision for loan and lease losses	12,415	14,763	(13,560)	13,618

Non-interest income
Service fees on deposit accounts	1,377	-	-	1,377
Card payment and ACH processing fees	1,317	-	-	1,317
Prepaid card fees	12,898	-	-	12,898
Gain on sale of loans	5,212	-	-	5,212
Gain on sale of investment securities	159	-	-	159
Leasing income	1,015	-	-	1,015
Debit card income	456	-	-	456
Affinity fees	668	-	-	668
Other	608	-	(321)	287
Total non-interest income	23,710	-	(321)	23,389

Non-interest expense
Salaries and employee benefits	16,324	-	(580)	15,744
Depreciation and amortization	1,133	-	-	1,133
Rent and related occupancy cost	1,177	-	(55)	1,122
Data processing expense	3,535	-	(72)	3,463
Printing and supplies	626	-	(37)	589
Professional fees	400	-	-	400
Legal expense	915	-	(613)	302
Amortization of intangible assets	304	-	-	304
Loss on sale and write-downs on other real estate owned	(92)	-	92	-
FDIC Insurance	1,116	-	-	1,116
Software	1,133	-	(10)	1,123
Other real estate owned	325	-	(325)	-
Insurance	485	-	-	485
Telecom and IT network communications	480	-	-	480
Securitization and servicing expense	703	-	-	703
Consulting	409	-	-	409

Bank Secrecy Act and lookback consulting expenses	2,169	-	-	2,169
Other	4,688	-	(218)	4,470
Total non-interest expense	35,830	-	(1,818)	34,012
Income from continuing operations before income taxes	295	14,763	(12,063)	2,995
Income tax (benefit) provision	(43)	4,779	(3,393)	1,343
Net income from continuing operations	338	9,984	(8,670)	1,652
Discontinued operations
Income from discontinued operations before income taxes	-	-	12,063	12,063
Income tax provision	-	-	3,393	3,393
Income from discontinued operations, net of tax	-	-	8,670	8,670
Net income available to common shareholders	$ 338	$ 9,984	$ -	$ 10,322

Net income per share from continuing operations - basic	$ 0.01	$ 0.26	$ (0.23)	$ 0.04
Net income per share from discontinued operations - basic	$ -	$ -	$ 0.23	$ 0.23
Net income per share - basic	$ 0.01	$ 0.26	$ -	$ 0.27

Net income per share from continuing operations - diluted	$ 0.01	$ 0.26	$ (0.23)	$ 0.04
Net income per share from discontinued operations - diluted	$ -	$ -	$ 0.23	$ 0.23
Net income per share - diluted	$ 0.01	$ 0.26	$ -	$ 0.27

	Quarter ended March 31, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,381	$ (257)	$ (12,660)	$ 8,464
Interest on investment securities:
Taxable interest	5,137	-	-	5,137
Tax-exempt interest	2,084	-	-	2,084
Federal funds sold/securities purchased under agreements to resell	106	-	-	106
Interest earning deposits	764	-	-	764
	29,472	(257)	(12,660)	16,555
Interest expense
Deposits	2,777	-	-	2,777
Securities sold under agreements to repurchase	12	-	-	12
Subordinated debenture	115	-	-	115
	2,904	-	-	2,904
Net interest income	26,568	(257)	(12,660)	13,651
Provision for loan and lease losses	17,300	(2,165)	(13,860)	1,275
Net interest income after provision for loan and lease losses	9,268	1,908	1,200	12,376

Non-interest income
Service fees on deposit accounts	1,210	-	-	1,210
Card payment and ACH processing fees	1,303	-	-	1,303
Prepaid card fees	13,468	-	-	13,468
Gain on sale of loans	5,484	-	-	5,484
Gain on sale of investment securities	241	-	-	241
Leasing income	381	-	-	381
Debit card income	426	-	-	426
Affinity fees	534	-	-	534
Other	1,108	-	(477)	631

Total non-interest income	24,155	-	(477)	23,678

Non-interest expense
Salaries and employee benefits	15,361	-	(216)	15,145
Depreciation and amortization	1,050	-	-	1,050
Rent and related occupancy cost	1,082	-	(55)	1,027
Data processing expense	3,336	-	(81)	3,255
Printing and supplies	571	-	(15)	556
Professional fees	376	-	-	376
Legal expense	1,332	-	(702)	630
Amortization of intangible assets	304	-	-	304
Loss on sale and write-downs on other real estate owned	62	-	(62)	-
FDIC Insurance	1,689	-	-	1,689
Software	1,175	-	(7)	1,168
Other real estate owned	326	-	(326)	-
Insurance	451	-	-	451
Telecom and IT network communications	521	-	-	521
Securitization and servicing expense	578	-	-	578
Consulting	696	-	-	696
Other	4,047	-	(288)	3,759
Total non-interest expense	32,957	-	(1,752)	31,205
Income from continuing operations before income taxes	466	1,908	2,475	4,849
Income tax provision	168	579	876	1,623
Net income from continuing operations	298	1,329	1,599	3,226
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(2,475)	(2,475)
Income tax benefit	-	-	(876)	(876)
Loss from discontinued operations, net of tax	-	-	(1,599)	(1,599)
Net income available to common shareholders	$ 298	$ 1,329	$ -	$ 1,627

Net income per share from continuing operations - basic	$ 0.01	$ 0.03	$ 0.04	$ 0.08
Net loss per share from discontinued operations - basic	$ -	$ -	$ (0.04)	$ (0.04)
Net income per share - basic	$ 0.01	$ 0.03	$ -	$ 0.04

Net income per share from continuing operations - diluted	$ 0.01	$ 0.03	$ 0.09	$ 0.08
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (0.09)	$ (0.04)
Net income per share - diluted	$ 0.01	$ 0.03	$ -	$ 0.04

	Quarter ended December 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,966	$ (343)	$ (13,395)	$ 7,228
Interest on investment securities:
Taxable interest	4,654	-	-	4,654
Tax-exempt interest	1,834	-	-	1,834
Federal funds sold/securities purchased under agreements to resell	146	-	-	146
Interest earning deposits	546	-	-	546
	28,146	(343)	(13,395)	14,408
Interest expense

Deposits	2,614	-	-	2,614
Securities sold under agreements to repurchase	15	-	-	15
Subordinated debenture	115	-	-	115
	2,744	-	-	2,744
Net interest income	25,402	(343)	(13,395)	11,664
Provision for loan and lease losses	6,500	13,733	(20,339)	(106)
Net interest income after provision for loan and lease losses	18,902	(14,076)	6,944	11,770

Non-interest income
Service fees on deposit accounts	1,547	-	-	1,547
Card payment and ACH processing fees	1,106	-	-	1,106
Prepaid card fees	11,657	-	-	11,657
Gain on sale of loans	4,560	-	-	4,560
Gain on sale of investment securities	1,104	-	-	1,104
Leasing income	707	-	-	707
Debit card income	337	-	-	337
Affinity fees	558	-	-	558
Other	759	-	(515)	244
Total non-interest income	22,335	-	(515)	21,820

Non-interest expense
Salaries and employee benefits	13,416	-	(96)	13,320
Depreciation and amortization	1,029	-	-	1,029
Rent and related occupancy cost	1,087	-	(56)	1,031
Data processing expense	3,007	-	(76)	2,931
Printing and supplies	422	-	(15)	407
Professional fees	478	-	-	478
Legal expense	2,785	-	(1,670)	1,115
Amortization of intangible assets	392	-	-	392
Loss on sale and write-downs on other real estate owned	(8)	-	8	-
FDIC Insurance	953	-	-	953
Software	892	-	(11)	881
Other real estate owned	320	-	(320)	-
Insurance	415	-	-	415
Telecom and IT network communications	139	-	(1)	138
Securitization and servicing expense	278	-	-	278
Consulting	501	-	-	501
Other	3,707	-	(450)	3,257
Total non-interest expense	29,813	-	(2,687)	27,126
Income from continuing operations before income taxes	11,424	(14,076)	9,116	6,464
Income tax provision	4,098	10,769	(12,711)	2,156
Net income from continuing operations	7,326	(24,845)	21,827	4,308
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(9,116)	(9,116)
Income tax provision	-	-	12,711	12,711
Loss from discontinued operations, net of tax	-	-	(21,827)	(21,827)
Net income (loss) available to common shareholders	$ 7,326	$ (24,845)	$ -	$ (17,519)

Net income per share from continuing operations - basic	$ 0.20	$ (0.66)	$ 0.58	$ 0.12
Net loss per share from discontinued operations - basic	$ -	$ -	$ (0.58)	$ (0.58)
Net income (loss) per share - basic	$ 0.20	$ (0.66)	$ -	$ (0.46)

Net income per share from continuing operations - diluted	$ 0.19	$ (0.66)	$ 0.58	$ 0.11
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (0.58)	$ (0.58)

Net income (loss) per share - diluted	$ 0.19	$ (0.66)	$ -	$ (0.47)

	Quarter ended September 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,845	$ (342)	$ (13,305)	$ 7,198
Interest on investment securities:
Taxable interest	4,057	-	-	4,057
Tax-exempt interest	1,326	-	-	1,326
Federal funds sold/securities purchased under agreements to resell	157	-	-	157
Interest earning deposits	438	-	-	438
	26,823	(342)	(13,305)	13,176
Interest expense
Deposits	2,578	-	-	2,578
Securities sold under agreements to repurchase	13	-	-	13
Subordinated debenture	115	-	-	115
	2,706	-	-	2,706
Net interest income	24,117	(342)	(13,305)	10,470
Provision for loan and lease losses	8,000	3,863	(11,484)	379
Net interest income after provision for loan and lease losses	16,117	(4,205)	(1,821)	10,091

Non-interest income
Service fees on deposit accounts	1,286	-	-	1,286
Card payment and ACH processing fees	1,027	-	-	1,027
Prepaid card fees	10,177	-	-	10,177
Gain on sale of loans	4,739	-	-	4,739
Gain on sale of investment securities	42	-	-	42
Leasing income	624	-	-	624
Debit card income	158	-	-	158
Affinity fees	722	-	-	722
Other	827	-	(378)	449
Total non-interest income	19,602	-	(378)	19,224

Non-interest expense
Salaries and employee benefits	13,766	-	(445)	13,321
Depreciation and amortization	934	-	-	934
Rent and related occupancy cost	1,041	-	(55)	986
Data processing expense	2,783	-	(73)	2,710
Printing and supplies	369	-	(17)	352
Professional fees	347	-	-	347
Legal expense	1,522	-	(880)	642
Amortization of intangible assets	250	-	-	250
Loss on sale and write-downs on other real estate owned	403	-	(403)	-
FDIC Insurance	895	-	-	895
Software	938	-	(5)	933
Other real estate owned	286	-	(286)	-
Insurance	352	-	-	352
Telecom and IT network communications	752	-	(2)	750
Securitization and servicing expense	343	-	-	343

Consulting	464	-	-	464
Other	3,452	-	(347)	3,105
Total non-interest expense	28,897	-	(2,513)	26,384
Income from continuing operations before income taxes	6,822	(4,205)	314	2,931
Income tax provision	2,034	(618)	(438)	978
Net income from continuing operations	4,788	(3,587)	752	1,953
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(314)	(314)
Income tax provision	-	-	438	438
Loss from discontinued operations, net of tax	-	-	(752)	(752)
Net income available to common shareholders	$ 4,788	$ (3,587)	$ -	$ 1,201

Net income per share from continuing operations - basic	$ 0.13	$ (0.10)	$ 0.02	$ 0.05
Net loss per share from discontinued operations - basic	$ -	$ -	$ (0.02)	$ (0.02)
Net income per share - basic	$ 0.13	$ (0.10)	$ -	$ 0.03

Net income per share from continuing operations - diluted	$ 0.13	$ (0.10)	$ 0.02	$ 0.05
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (0.02)	$ (0.02)
Net income per share - diluted	$ 0.13	$ (0.10)	$ -	$ 0.03

	Quarter ended June 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,908	$ (340)	$ (13,751)	$ 6,817
Interest on investment securities:
Taxable interest	3,801	-	-	3,801
Tax-exempt interest	873	-	-	873
Federal funds sold/securities purchased under agreements to resell	98	-	-	98
Interest earning deposits	505	-	-	505
	26,185	(340)	(13,751)	12,094
Interest expense
Deposits	2,476	-	-	2,476
Securities sold under agreements to repurchase	12	-	-	12
Subordinated debenture	118	-	-	118
	2,606	-	-	2,606
Net interest income	23,579	(340)	(13,751)	9,488
Provision for loan and lease losses	9,500	(1,040)	(8,213)	247
Net interest income after provision for loan and lease losses	14,079	700	(5,538)	9,241

Non-interest income
Service fees on deposit accounts	1,084	-	-	1,084
Card payment and ACH processing fees	1,046	-	-	1,046
Prepaid card fees	11,531	-	-	11,531
Gain on sale of loans	5,748	-	-	5,748
Gain on sale of investment securities	476	-	-	476
Leasing income	642	-	-	642
Debit card income	201	-	-	201
Affinity fees	850	-	-	850
Other	784	-	(373)	411

Total non-interest income	22,362	-	(373)	21,989

Non-interest expense
Salaries and employee benefits	13,615	-	(177)	13,438
Depreciation and amortization	935	-	-	935
Rent and related occupancy cost	1,064	-	(47)	1,017
Data processing expense	2,796	-	(72)	2,724
Printing and supplies	437	-	(15)	422
Professional fees	305	-	-	305
Legal expense	791	-	(591)	200
Amortization of intangible assets	250	-	-	250
Loss on sale and write-downs on other real estate owned	815	-	(815)	-
FDIC Insurance	858	-	-	858
Software	982	-	(17)	965
Other real estate owned	125	-	(125)	-
Insurance	298	-	-	298
Telecom and IT network communications	350	-	(9)	341
Consulting	308	-	-	308
Other	3,658	-	(366)	3,292
Total non-interest expense	27,587	-	(2,234)	25,353
Income from continuing operations before income taxes	8,854	700	(3,677)	5,877
Income tax provision	3,262	(6,428)	5,127	1,961
Net income from continuing operations	5,592	7,128	(8,804)	3,916
Discontinued operations
Income from discontinued operations before income taxes	-	-	3,677	3,677
Income tax benefit	-	-	(5,127)	(5,127)
Income from discontinued operations, net of tax	-	-	8,804	8,804
Net income available to common shareholders	$ 5,592	$ 7,128	$ -	$ 12,720

Net income per share from continuing operations - basic	$ 0.15	$ 0.19	$ (0.24)	$ 0.10
Net income per share from discontinued operations - basic	$ -	$ -	$ 0.24	$ 0.24
Net income per share - basic	$ 0.15	$ 0.19	$ -	$ 0.34

Net income per share from continuing operations - diluted	$ 0.15	$ 0.19	$ (0.24)	$ 0.10
Net income per share from discontinued operations - diluted	$ -	$ -	$ 0.24	$ 0.24
Net income per share - diluted	$ 0.15	$ 0.19	$ -	$ 0.34

	Quarter ended March 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,322	$ (403)	$ (13,521)	$ 6,398
Interest on investment securities:
Taxable interest	3,487	-	-	3,487
Tax-exempt interest	725	-	-	725
Federal funds sold/securities purchased under agreements to resell	24	-	-	24
Interest earning deposits	838	-	-	838
	25,396	(403)	(13,521)	11,472
Interest expense
Deposits	2,498	-	-	2,498

Securities sold under agreements to repurchase	14	-	-	14
Subordinated debenture	200	-	-	200
	2,712	-	-	2,712
Net interest income	22,684	(403)	(13,521)	8,760
Provision for loan and lease losses	5,500	12,338	(18,003)	(165)
Net interest income after provision for loan and lease losses	17,184	(12,741)	4,482	8,925

Non-interest income
Service fees on deposit accounts	1,060	-	-	1,060
Card payment and ACH processing fees	867	-	-	867
Prepaid card fees	11,974	-	-	11,974
Gain on sale of loans	2,178	-	-	2,178
Gain on sale of investment securities	267	-	-	267
Other than temporary impairment on securities held-to-maturity	(20)	-	-	(20)
Leasing income	587	-	-	587
Debit card income	196	-	-	196
Affinity fees	856	-	-	856
Other	1,167	-	(92)	1,075
Total non-interest income	19,132	-	(92)	19,040

Non-interest expense
Salaries and employee benefits	12,289	-	(120)	12,169
Depreciation and amortization	796	-	-	796
Rent and related occupancy cost	881	-	(57)	824
Data processing expense	2,607	-	(84)	2,523
Printing and supplies	432	-	(15)	417
Professional fees	311	-	-	311
Legal expense	619	-	(528)	91
Amortization of intangible assets	250	-	-	250
Loss on sale and write-downs on other real estate owned	251	-	(251)	-
FDIC Insurance	976	-	-	976
Software	809	-	(35)	774
Other real estate owned	110	-	(110)	-
Insurance	246	-	-	246
Telecom and IT network communications	329	-	(75)	254
Securitization and servicing expense	146	-	-	146
Consulting	427	-	-	427
Other	3,000	-	(250)	2,750
Total non-interest expense	24,479	-	(1,525)	22,954
Income from continuing operations before income taxes	11,837	(12,741)	5,915	5,011
Income tax provision	4,432	5,488	(8,248)	1,672
Net income from continuing operations	7,405	(18,229)	14,163	3,339
Discontinued operations
Loss from discontinued operations before income taxes	-	-	(5,915)	(5,915)
Income tax provision	-	-	8,248	8,248
Loss from discontinued operations, net of tax	-	-	(14,163)	(14,163)
Net income (loss) available to common shareholders	$ 7,405	$ (18,229)	$ -	$ (10,824)

Net income per share from continuing operations - basic	$ 0.20	$ (0.49)	$ 0.39	$ 0.10
Net loss per share from discontinued operations - basic	$ -	$ -	$ (0.39)	$ (0.39)
Net income (loss) per share - basic	$ 0.20	$ (0.49)	$ -	$ (0.29)

Net income per share from continuing operations - diluted	$ 0.20	$ (0.50)	$ 0.39	$ 0.09
Net loss per share from discontinued operations - diluted	$ -	$ -	$ (0.39)	$ (0.39)

Net income (loss) per share - diluted	$ 0.20	$ (0.50)	$ -	$ (0.30)

	For the nine months ended September 30, 2014
	As previously reported (1)	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income (loss) from continuing operations	$ (16,169)	$ 31,829	$ (4,940)	$ 10,720
Net income from discontinued operations	-	-	26,198	26,198
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,273	-	-	4,273
Provision for loan and lease losses	33,765	(80,062)	48,903	2,606
Net amortization of investment securities discounts/premiums	7,448	-	-	7,448
Stock-based compensation expense	2,042	-	-	2,042
Loans originated for sale	(427,937)	-	-	(427,937)
Sale of loans originated for resale	375,194	-	-	375,194
Gain on sales of loans originated for resale	(13,468)	-	-	(13,468)
Deferred income tax provision	-	47,814	(47,814)	-
Gain on sale of fixed assets	(2)	-	-	(2)
Loss on sale and write downs on other real estate owned	2,538	-	(2,538)	-
Gain on sales of investment securities	(365)	-	-	(365)
Increase in accrued interest receivable	(1,897)	-	(642)	(2,539)
Increase in other assets	(24,916)	-	(42,306)	(67,222)
Increase in discontinued assets held for sale	0	-	34,903	34,903
Decrease in other liabilities	(15,247)	-	(2)	(15,249)
Net cash used in operating activities	(74,741)	(419)	11,762	(63,398)

Investing activities
Purchase of investment securities available-for-sale	(402,168)	-	-	(402,168)
Proceeds from sale of investment securities available-for-sale	78,793	-	-	78,793
Proceeds from redemptions and prepayments of securities held-to-maturity	195	-	-	195
Proceeds from redemptions and prepayments of securities available-for-sale	144,051	-	-	144,051
Proceeds from sale of other real estate owned	5,832	-	(5,832)	-
Net increase in loans	(96,473)	419	(126,284)	(222,338)
Net decrease in discontinued loans held for sale	-	-	120,300	120,300
Proceeds from sale of fixed assets	14	-	-	14
Purchases of premises and equipment	(5,250)	-	-	(5,250)
Net cash used in investing activities	(275,006)	419	(11,816)	(286,403)

Financing activities
Net decrease in deposits	(391,364)	-	-	(391,364)
Net increase in securities sold under agreements to repurchase	275	-	-	275
Proceeds from the exercise of options	103	-	-	103
Net used in financing activities	(390,986)	-	-	(390,986)

Net decrease in cash and cash equivalents	(740,733)	-	(54)	(740,787)

Cash and cash equivalents, beginning of period	1,237,942	-	(1,993)	1,235,949

Cash and cash equivalents, end of period	$ 497,209	$ -	$ (2,047)	$ 495,162

Supplemental disclosure:
Interest paid	$ 8,104	$ -	$ -	$ 8,104
Taxes paid	$ 2,578	$ -	$ -	$ 2,578
Transfers of loans to other real estate owned	$ 725	$ -	$ -	$ 725

(1)	As previously reported excluding adjustments for discontinued operations

	For the six months ended June 30, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 636	$ 6,843	$ (2,601)	$ 4,878
Net income from discontinued operations	-	-	7,071	7,071
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,791	-	-	2,791
Provision for loan and lease losses	32,800	(21,831)	(8,521)	2,448
Net amortization of investment securities discounts/premiums	4,794	-	-	4,794
Stock-based compensation expense	1,443	-	-	1,443
Loans originated for sale	(323,926)	-	-	(323,926)
Sale of loans originated for resale	250,052	-	-	250,052
Gain on sales of loans originated for resale	(10,696)	-	-	(10,696)
Deferred income tax provision	-	14,569	(14,569)	-
Gain on sale of fixed assets	(2)	-	-	(2)
Gain on sale and write downs on other real estate owned	30	-	(30)	-
Gain on sales of investment securities	(400)	-	-	(400)
Increase in accrued interest receivable	(1,377)	-	(577)	(1,954)
Increase in other assets	(5,098)	-	1,202	(3,896)
Increase in discontinued assets held for sale	0	-	(24,376)	(24,377)
Decrease in other liabilities	(15,704)	-	-	(15,704)
Net cash used in operating activities	(64,657)	(419)	(42,401)	(107,478)

Investing activities
Purchase of investment securities available-for-sale	(343,628)	-	-	(343,628)
Proceeds from sale of investment securities available-for-sale	46,507	-	-	46,507
Proceeds from redemptions and prepayments of securities held-to-maturity	38	-	-	38
Proceeds from redemptions and prepayments of securities available-for-sale	109,559	-	-	109,559
Proceeds from sale of other real estate owned	3,844	-	(3,844)	-
Net increase in loans	(119,512)	419	(47,192)	(166,285)
Net decrease in discontinued loans held for sale	-	-	93,526	93,526
Proceeds from sale of fixed assets	11	-	-	11
Purchases of premises and equipment	(2,768)	-	-	(2,768)
Net cash used in investing activities	(305,949)	419	42,490	(263,040)

Financing activities
Net decrease in deposits	(391,179)	-	-	(391,179)
Net decrease in securities sold under agreements to repurchase	(3,740)	-	-	(3,740)
Proceeds from the exercise of options	103	-	-	103

Net used in financing activities	(394,816)	-	-	(394,816)

Net decrease in cash and cash equivalents	(765,422)	-	89	(765,334)

Cash and cash equivalents, beginning of period	1,237,942	-	(1,993)	1,235,949

Cash and cash equivalents, end of period	$ 472,520	$ -	$ (1,904)	$ 470,614

Supplemental disclosure:
Interest paid	$ 5,734	$ -	$ -	$ 5,734
Taxes paid	$ 2,093	$ -	$ -	$ 2,093

	For the three months ended March 31, 2014
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 298	$ 1,054	$ 1,874	$ 3,226
Net loss from discontinued operations	-	-	(1,599)	(1,599)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,354	-	-	1,354
Provision for loan and lease losses	17,300	(3,800)	(12,225)	1,275
Net amortization of investment securities discounts/premiums	3,441	-	-	3,441
Stock-based compensation expense	772	-	-	772
Loans originated for sale	(218,587)	-	-	(218,587)
Sale of loans originated for resale	75,441	-	-	75,441
Gain on sales of loans originated for resale	(5,484)	-	-	(5,484)
Deferred income tax provision	-	2,489	(2,489)	-
Gain on sale of fixed assets	(2)	-	-	(2)
Losses on sale and write downs on other real estate owned	62	-	(62)	-
Gain on sales of investment securities	(241)	-	-	(241)
Increase in accrued interest receivable	(1,584)	-	(344)	(1,928)
Increase in other assets	(7,043)	-	43,444	36,401
Decrease in discontinued assets held for sale	-	-	(43,923)	(43,923)
Decrease in other liabilities	(1,552)	-	-	(1,552)
Net cash used in operating activities	(135,825)	(257)	(15,324)	(151,406)

Investing activities
Purchase of investment securities available-for-sale	(222,550)	-	-	(222,550)
Proceeds from sale of investment securities available-for-sale	24,173	-	-	24,173
Proceeds from redemptions and prepayments of securities held-to-maturity	38	-	-	38
Proceeds from redemptions and prepayments of securities available-for-sale	64,004	-	-	64,004
Proceeds from sale of other real estate owned	2,404	-	(2,404)	-
Net increase in loans	(102,056)	257	(1,304)	(103,103)
Net decrease in discontinued loans held for sale	-	-	19,098	19,098
Proceeds from sale of fixed assets	11	-	-	11
Purchases of premises and equipment	(1,092)	-	-	(1,092)
Net cash used in investing activities	(235,068)	257	15,390	(219,421)

Financing activities

Net decrease in deposits	(25,781)	-	-	(25,781)
Net decrease in securities sold under agreements to repurchase	(4,730)	-	-	(4,730)
Proceeds from the exercise of options	71	-	-	71
Net used in financing activities	(30,440)	-	-	(30,440)

Net decrease in cash and cash equivalents	(401,333)	-	66	(401,267)

Cash and cash equivalents, beginning of period	1,237,942	-	(1,993)	1,235,949

Cash and cash equivalents, end of period	$ 836,609	$ -	$ (1,927)	$ 834,682

Supplemental disclosure:
Interest paid	$ 2,911	$ -	$ -	$ 2,911
Taxes paid	$ 1,129	$ -	$ -	$ 1,129

	For the nine months ended September 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 17,785	$ (10,419)	$ 1,842	$ 9,208
Net loss from discontinued operations	-	-	(6,111)	(6,111)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,415	-	-	3,415
Provision for loan and lease losses	23,000	14,309	(36,848)	461
Net amortization of investment securities discounts/premiums	4,660	-	-	4,660
Stock-based compensation expense	2,357	-	-	2,357
Loans originated for sale	(189,327)	-	-	(189,327)
Sale of loans originated for resale	215,092	-	-	215,092
Gain on sales of loans originated for resale	(12,665)	-	-	(12,665)
Deferred income tax provision	-	(4,975)	4,975	-
Loss on sale of fixed assets	1	-	-	1
Other than temporary impairment on securities held-to-maturity	20	-	-	20
Losses on sale and write downs on other real estate owned	1,469	-	(1,469)	-
Gain on sales of investment securities	(785)	-	-	(785)
Increase in accrued interest receivable	(2,699)	-	(262)	(2,961)
Decrease (increase) in other assets	751	-	(5,619)	(4,868)
Increase in discontinued assets held for sale	-	-	(8,671)	(8,671)
Increase in other liabilities	16,161	-	-	16,161
Net cash provided by investing activities	79,235	(1,085)	(52,162)	25,988

Investing activities
Purchase of investment securities available-for-sale	(607,528)	-	-	(607,528)
Purchase of investment securities held-to-maturity	(52,899)	-	-	(52,899)
Proceeds from sale of investment securities available-for-sale	61,962	-	-	61,962
Proceeds from redemptions and prepayments of securities held-to-maturity	606	-	-	606
Proceeds from redemptions and prepayments of securities available-for-sale	174,895	-	-	174,895
Proceeds from sale of other real estate owned	1,979	-	(1,979)	-
Net increase in loans	(152,124)	1,085	38,272	(112,767)
Net decrease in discontinued loans held for sale	-	-	15,404	15,404
Proceeds from sale of fixed assets	99	-	-	99

Purchases of premises and equipment	(6,649)	-	-	(6,649)
Net cash used in investing activities	(579,659)	1,085	51,697	(526,877)

Financing activities
Net increase in deposits	255,996	-	-	255,996
Net increase in securities sold under agreements to repurchase	3,509	-	-	3,509
Proceeds from issuance of common stock	1,629	-	-	1,629
Proceeds from the exercise of options	1,653	-	-	1,653
Net provided by in financing activities	262,787	-	-	262,787

Net decrease in cash and cash equivalents	(237,637)	-	(465)	(238,102)

Cash and cash equivalents, beginning of period	968,092	-	(1,504)	966,588

Cash and cash equivalents, end of period	$ 730,455	$ -	$ (1,970)	$ 728,485

Supplemental disclosure:
Interest paid	$ 8,054	$ -	$ -	$ 8,054
Taxes paid	$ 11,445	$ -	$ -	$ 11,445
Transfers of loans to held for sale	$ 27,316	$ -	$ -	$ 27,316

	For the six months ended June 30, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 12,997	$ (7,828)	$ 2,086	$ 7,255
Net loss from discontinued operations	-	-	(5,359)	(5,359)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,231	-	-	2,231
Provision for loan and lease losses	15,000	11,444	(26,362)	82
Net amortization of investment securities discounts/premiums	2,615	-	-	2,615
Stock-based compensation expense	1,558	-	-	1,558
Loans originated for sale	(110,117)	-	-	(110,117)
Sale of loans originated for resale	101,721	-	-	101,721
Gain on sales of loans originated for resale	(7,926)	-	-	(7,926)
Deferred income tax provision	-	(4,358)	4,358	-
Loss on sale of fixed assets	1	-	-	1
Other than temporary impairment on securities held-to-maturity	20	-	-	20
Loss on sale and write downs on other real estate owned	1,066	-	(1,066)	-
Gain on sales of investment securities	(743)	-	-	(743)
Increase in accrued interest receivable	(2,503)	-	(13)	(2,516)
Decrease (increase) in other assets	1,257	-	(5,540)	(4,283)
Decrease in discontinued assets held for sale	-	-	3,852	3,852
Increase in other liabilities	1,438	-	-	1,438
Net cash provided by (used in) investing activities	18,615	(742)	(28,044)	(10,171)

Investing activities
Purchase of investment securities available-for-sale	(442,958)	-	-	(442,958)

Purchase of investment securities held-to-maturity	(50,875)	-	-	(50,875)
Proceeds from sale of investment securities available-for-sale	51,149	-	-	51,149
Proceeds from redemptions and prepayments of securities held-to-maturity	-	-	-	-
Proceeds from redemptions and prepayments of securities available-for-sale	103,091	-	-	103,091
Proceeds from sale of other real estate owned	693	-	(693)	-
Net increase in loans	(97,812)	742	45,852	(51,218)
Net increase in discontinued loans held for sale	-	-	(15,809)	(15,809)
Proceeds from sale of fixed assets	79	-	-	79
Purchases of premises and equipment	(5,151)	-	-	(5,151)
Net cash used in investing activities	(441,784)	742	29,350	(411,692)

Financing activities
Net increase in deposits	137,436	-	-	137,436
Net increase in securities sold under agreements to repurchase	511	-	-	511
Proceeds from issuance of common stock	1,629	-	-	1,629
Proceeds from the exercise of options	290	-	-	290
Net provided by in financing activities	139,866	-	-	139,866

Net decrease in cash and cash equivalents	(283,303)	-	1,306	(281,997)

Cash and cash equivalents, beginning of period	968,092	-	(1,504)	966,588

Cash and cash equivalents, end of period	$ 684,789	$ -	$ (198)	$ 684,591

Supplemental disclosure:
Interest paid	$ 5,326	$ -	$ -	$ 5,326
Taxes paid	$ 2,244	$ -	$ -	$ 2,244
Transfers of loans to held for sale	$ 21,692	$ -	$ -	$ 21,692

	For the three months ended March 31, 2013
	As previously reported	Restatement adjustments	Discontinued operations adjustments	As restated
	(in thousands, except per share data)
Operating activities
Net income from continuing operations	$ 7,405	$ (8,298)	$ 4,232	$ 3,339
Net loss from discontinued operations	-	-	(14,163)	(14,163)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,046	-	-	1,046
Provision for loan and lease losses	5,500	12,904	(18,569)	(165)
Net amortization of investment securities discounts/premiums	823	-	-	823
Stock-based compensation expense	745	-	-	745
Loans originated for sale	(28,402)	-	-	(28,402)
Sale of loans originated for resale	13,519	-	-	13,519
Gain on sales of loans originated for resale	(2,178)	-	-	(2,178)
Deferred income tax provision	-	(5,008)	5,008	-
Other than temporary impairment on securities held-to-maturity	20	-	-	20
Losses on sale and write downs on other real estate owned	251	-	(251)	-
Gain on sales of investment securities	(267)	-	-	(267)
Increase in accrued interest receivable	(1,664)	-	(25)	(1,689)

Decrease (increase) in other assets	2,407	-	(5,483)	(3,076)
Decrease in discontinued assets held for sale	-	-	11,263	11,263
Increase in other liabilities	25,149	-	-	25,149
Net cash provided by investing activities	24,354	(402)	(17,988)	5,964

Investing activities
Purchase of investment securities available-for-sale	(250,581)	-	-	(250,581)
Proceeds from sale of investment securities available-for-sale	9,356	-	-	9,356
Proceeds from redemptions and prepayments of securities available-for-sale	59,942	-	-	59,942
Proceeds from sale of other real estate owned	693	-	(693)	-
Net increase in loans	(70,939)	402	40,228	(30,309)
Net increase in discontinued loans held for sale	-	-	(20,979)	(20,979)
Purchases of premises and equipment	(1,392)	-	-	(1,392)
Net cash used in investing activities	(252,921)	402	18,556	(233,963)

Financing activities
Net increase in deposits	399,764	-	-	399,764
Net decrease in securities sold under agreements to repurchase	(1,876)	-	-	(1,876)
Proceeds from issuance of common stock	1,629	-	-	1,629
Proceeds from the exercise of options	114	-	-	114
Net provided by in financing activities	399,631	-	-	399,631

Net increase in cash and cash equivalents	171,064	-	568	171,632

Cash and cash equivalents, beginning of period	968,092	-	(1,504)	966,588

Cash and cash equivalents, end of period	$ 1,139,156	$ -	$ (936)	$ 1,138,220

Supplemental disclosure:
Interest paid	$ 2,720	$ -	$ -	$ 2,720
Taxes paid	$ 2,244	$ -	$ -	$ 2,244
-

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2014	2013
		(restated)
	(in thousands)
Assets
Cash and due from banks	$ 6,386	$ 70,612
Intercompany loans	3,857	-
Investment in subsidiaries	310,507	181,533
Other assets	11,713	8,401
Total assets	$ 332,463	$ 260,546

Liabilities and stockholders' equity
Other liabilities	$ 39	$ 18

Subordinated debentures	13,401	13,401
Stockholders' equity	319,023	247,127
Total liabilities and stockholders' equity	$ 332,463	$ 260,546

Condensed Statements of Operations

	Years ended
	December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)
Income
Interest on intercompany loans	$ 13	$ -	$ -
Other income	30,235	27,415	23,802
Total income	30,248	27,415	23,802

Expense
Interest on subordinated debentures	478	548	869
Non-interest expense	32,351	29,507	24,563
Total expense	32,829	30,055	25,432
Equity in undistributed income of subsidiaries	58,802	(12,939)	(42,341)
Income (loss) before tax benefit	56,221	(15,579)	(43,971)
Income tax provision (benefit)	(888)	(1,157)	(818)
Net income (loss) available to common shareholders	$ 57,109	$ (14,422)	$ (43,153)

Condensed Statements of Cash Flows

	Years ended
	December 31,
	2014	2013	2012
		(restated)	(restated)
	(in thousands)
Operating activities
Net income (loss)	$ 57,109	$ (14,422)	$ (43,153)
Increase in other assets	(3,441)	(1,735)	(1,749)
Increase (decrease) in other liabilities	21	(73)	53
Stock based compensation expense	2,641	3,157	2,595
Equity in undistributed income	(58,802)	12,939	42,341
Net cash used in (provided by) operating activities	(2,472)	(134)	87

Investing activities
Net increase in loans	(3,857)	-	-
Contribution to subsidiary	(58,000)	(16,798)	(31,283)

Net cash used in investing activities	(61,857)	(16,798)	(31,283)

Financing activities
Proceeds from the issuance of common stock	-	1,629	41,713
Proceeds from the exercise of common stock options	103	1,653	454
Net cash provided by financing activities	103	3,282	42,167
Net increase (decrease) in cash and cash equivalents	(64,226)	(13,650)	10,971
Cash and cash equivalents, beginning of year	70,612	84,262	73,291
Cash and cash equivalents, end of year	$ 6,386	$ 70,612	$ 84,262

Note V—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note W- Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial mortgage loan sales, Small Business Administration loans, leasing and security backed lines of credit and any deposits generated by those business lines.  Payments include prepaid cards, card payments, ACH processing and healthcare accounts.  Corporate includes the Company’s investment portfolio and corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 36,402	$ 58	$ 34,260	$ -	$ 70,720
Interest allocation	-	34,261	(34,261)	-	-
Interest expense	3,964	6,137	1,194	-	11,295
Net interest income	32,438	28,182	(1,195)	-	59,425
Provision for loan and lease losses	1,202	-	-	-	1,202
Non-interest income	19,030	65,509	510	-	85,049
Non-interest expense	37,933	79,145	18,902	-	135,980
Income (loss) from continuing operations before taxes	12,333	14,546	(19,587)	-	7,292
Income taxes	-	-	(14,523)	-	(14,523)
Income (loss) from continuing operations	12,333	14,546	(5,064)	-	21,815
Income from discontinued operations	-	-	-	35,294	35,294
Net income (loss)	$ 12,333	$ 14,546	$ (5,064)	$ 35,294	$ 57,109

For the year ended December 31, 2013

	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 27,577	$ 64	$ 23,509	$ -	$ 51,150
Interest allocation	-	23,510	(23,510)	-	-
Interest expense	3,762	4,796	2,210	-	10,768
Net interest income	23,815	18,778	(2,211)	-	40,382
Provision for loan and lease losses	355	-	-	-	355
Non-interest income	23,049	57,129	1,895	-	82,073
Non-interest expense	30,190	59,202	12,425	-	101,817
Income (loss) from continuing operations before taxes	16,319	16,705	(12,741)	-	20,283
Income taxes	-	-	6,767	-	6,767
Income (loss) from continuing operations	16,319	16,705	(19,508)	-	13,516
Loss from discontinued operations	-	-	-	(27,938)	(27,938)
Net income (loss)	$ 16,319	$ 16,705	$ (19,508)	$ (27,938)	$ (14,422)

	For the year ended December 31, 2012
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 20,776	$ 70	$ 18,633	$ -	$ 39,479
Interest allocation	-	18,633	(18,633)	-	-
Interest expense	3,155	4,979	3,277	-	11,411
Net interest income	17,621	13,724	(3,277)	-	28,068
Provision for loan and lease losses	6,642	-	-	-	6,642
Non-interest income	6,387	42,654	460	-	49,501
Non-interest expense	20,894	46,990	12,304	-	80,188
Income (loss) from continuing operations before taxes	(3,528)	9,388	(15,121)	-	(9,261)
Income taxes	-	-	(3,492)	-	(3,492)
Income (loss) from continuing operations	(3,528)	9,388	(11,629)	-	(5,769)
Loss from discontinued operations	-	-	-	(37,384)	(37,384)
Net income (loss)	$ (3,528)	$ 9,388	$ (11,629)	$ (37,384)	$ (43,153)

December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,099,914	$ 30,503	$ 2,967,971	$ 887,929	$ 4,986,317
Total liabilities	$ 1,165,567	$ 3,198,129	$ 303,598	$ -	$ 4,667,294

December 31, 2013

	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
(in thousands)
Total assets	$ 739,559	$ 26,190	$ 2,648,562	$ 1,179,277	$ 4,593,588
Total liabilities	$ 1,033,616	$ 2,649,358	$ 663,487	$ -	$ 4,346,461

Note W—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and  focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition to independent purchasers.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the  assets of the commercial lending operations to be disposed are presented as assets held for sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2014, 2013 and 2012.

	For the year ended December 31,
	2014	2013	2012
		(restated)	(restated)
		(in thousands)
Interest income	$ 44,097	$ 53,972	$ 56,627
Interest expense	-	-	-
Provision for loan and lease losses	26,919	58,038	106,285
Net interest income (loss) after provision	17,178	(4,066)	(49,658)

Non interest income	1,624	1,357	97
Non interest expense	(35,823)	8,960	7,996

Income (loss) before taxes	54,625	(11,669)	(57,557)
Income taxes	19,331	16,269	(20,173)
Net income (loss)	$ 35,294	$ (27,938)	$ (37,384)

	December 31,	December 31,
	2014	2013
		(restated)
	(in thousands)
Loans, net	$ 867,399	$ 1,182,493
Other assets	20,530	(3,216)
Total assets	$ 887,929	$ 1,179,277

Based upon an independent third party review performed as of September 30, 2014, the first reporting date after discontinuance of commercial loan operations, the Company marked the $1.20 billion commercial lending portfolio balance as of that date to lower of cost or market.  An independent third party financial advisory firm performed the lower of cost or market valuation, using the income approach in a discounted cash flow model.  Large balance commercial loans were modeled on a loan level basis. Small balance commercial loans were modeled on a pool basis where loans are grouped by common characteristics including loan type, loan collateral, amortization type and coupon.  The expected cash flows for the loans or pools were derived from the contractual loan terms, adjusted for prepayments and credit considerations as applicable.  The loan level credit analysis was also performed by an independent third party which reviewed the majority of the credit portfolio for credit inputs into the model. Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Discount rates used in the model were derived from observable market interest rates or credit spreads for comparable loans including national and regional commercial loan pricing surveys, dealer market research and market pricing quotations for new issuance.  Market quoted interest rates were adjusted for the subject loan or pool to account for differences in loan characteristics including loan term, loan size, loan vintage and loan credit quality.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	1.87%-7.93%

Small balance commercial loans	Discounted cash flows	Discount rate	4.12%-6.77%

   As of December 31, 2014, independent third parties also performed a fair valuation.  The results of discontinued operations do not include any future severance payments.

   The Company has begun the process of selling the discontinued loan portfolio and has sold loans with a book value of approximately $342.2 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million. The Company continues to pursue additional loan sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Members of our operational management and internal audit meet regularly to provide an established structure to report any weaknesses or other issues with controls, or any matter that has not been reported previously, to our Chief Executive Officer and Chief Financial Officer, and, in turn to the Audit Committee of our Board of Directors.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, and as a result of the material weaknesses in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report.

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

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of the material weaknesses discussed below.

•

Credit file maintenance and evaluation – We did not properly maintain credit files, including the evaluation of loan collateral and industry-specific information, relevant in determining the appropriate risk-ratings of our loans, in identifying the ultimate occurrence of loss events, and in calculating impairment under ASC 310 “Receivables”.

•	Discontinued Operations – Our controls were not effective in identifying the appropriate classification of items to be included as discontinued operations.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014.  Their report dated September 25, 2015, which is included following this Item 9A, expressed an adverse opinion on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting other than those discussed below that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting for Implementation in 2015

Management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting.

Credit File Maintenance and Evaluation:

First, the Bank discontinued its Philadelphia-based commercial loan operations effective September 30, 2014.  Next, for the continuing lines of businesses, management has and will, on an ongoing basis, reevaluate its loan policies surrounding risk-rating and the evaluation of collateral, including industry-specific information to timely identify factors which might indicate loss events and loan impairments.  Additionally, the Bank’s appraisal policies have been modified to require that new appraisals must be ordered for all identified impaired loans every 18 months or more frequently, if needed, and that these appraisals will be controlled by the Chief Credit Officer, who reports directly to the Audit Committee. Finally, the Bank will establish a separate loan committee for each remaining line of business: security backed lines of credit, Small Business Administration, commercial mortgage backed loan sales, leasing and consumer. These new separate committees will review all identified impaired loans each quarter and consider recommendations by the loan review department as to the potential weaknesses in these identified loans and whether earlier loss recognition or further impairment is required.

Discontinued Operations:

We have enhanced our internal controls over our financial close process to ensure that appropriate research is conducted in determining the proper accounting treatment for all non-recurring transactions, including transactions and balances that qualify as discontinued operations.  Such accounting analysis and conclusions are reviewed and approved by senior financial management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the internal control over financial reporting of The Bancorp, Inc.  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management has identified a material weakness related to the Company’s failure to maintain controls over credit file maintenance, including the risk-rating of borrowers and the evaluation of collateral and industry-specific information that they believed to be relevant in determining the occurrence of a loss event and measuring impairment under ASC 310 – Receivables. A material weakness was also identified by management related to the Company’s failure to maintain controls over the identification of appropriate classification of items to be included as discontinued operations.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated September 25, 2015, which expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

September 25, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following are summaries of the background, business experience and principal occupations of the nominees and current directors and Betsy Z. Cohen, who retired effective December 31, 2014.

Daniel G. Cohen, age 45, has been the Chairman of The Bancorp, Inc. and Chairman of the Executive Committee of its Board of Directors and the Bank since 1999; he was also named Chairman of the Board of Directors of the Company’s wholly-owned subsidiary, The Bancorp Bank (the “Bank”), effective January 1, 2015. He had previously been Chairman of the Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been the Bank’s Chief Executive Officer. Additionally, Mr. Cohen is an Executive Vice President at The Bancorp, and oversees the commercial mortgage-backed securities origination and sales division of the Company. Since November 2013, Mr. Cohen has served as a director of FinTech Acquisition Corp., and has been its President and Chief Executive Officer since August 2014. Mr. Cohen has served as President of Cohen & Company Financial Limited (formerly Euro DeKania Management LTD), a wholly-owned subsidiary of Institutional Financial Markets, Inc. (IFMI), formerly Cohen & Company Inc., and Alesco Financial, Inc. (which merged into IFMI), investment firms specializing in credit-related fixed income investments, since September 2013. Mr. Cohen has also served since September 2013 as President and Chief Executive Officer of all businesses of IFMI arising out of or related to Europe. Mr. Cohen served as Chief Executive Officer and Chief Investment Officer of IFMI from December 2009 through September 2013, as their respective Chairman of the Board of Directors since October 2006 and as Executive Chairman from October 2006 through December 2009. Mr. Cohen was Chairman of PrinceRidge LLC, when it was consolidated with JVB Financial Group LLC into a single broker-dealer subsidiary of IFMI in October 2013. In addition, before its merger with and into Alesco Financial, Mr. Cohen served as the Chairman of the Board of Managers of Cohen Brothers LLC from 2001, as Chief Investment Officer from October 2008 and as Chief Executive Officer from December 2009. He previously served as Chief Executive Officer of RAIT Financial Trust (a real estate investment trust) from December 2006 when it merged with Taberna Realty Finance Trust to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees and Chief Executive Officer of Taberna Realty Financial Trust from its inception in March 2005 until its December 2006 acquisition by RAIT. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014, and as a director of Muni Funding Company of American, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. He also served as the Chairman of the Board of Dekania Acquisition Corp., a business combination company focused on acquiring businesses that operate within the insurance industry, from its inception in February 2006 until December 2006, and remained a director of Dekania Acquisition Corp until its liquidation in February 2009. Mr. Cohen served as a member of the board of directors of TRM Corporation, a consumer services company, from 2000 to September 2006 and as its Chairman from 2003 to September 2006.

Walter T. Beach, age 48, has been a director of The Bancorp, Inc. and the Bank since 1999. Mr. Beach has served as Managing Director of Beach Investment Counsel, Inc. since 1997. Previously, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm where he was, beginning in 1994, responsible for the firm’s investment decisions for its principal equity product. Mr. Beach has served as an analyst at both Essex Financial Group and Industry Analysis Group, and since 2005 has served as a director of Resource Capital Corp., a real estate investment trust. Mr. Beach has also been a director of FinTech Acquisition Corp. since November 2014 and served as a director of Institutional Financial Markets, Inc. from December 2009 to September 2013.

Michael J. Bradley, age 70, has been a director of The Bancorp, Inc. and the Bank since 2005. Since 1998, Mr. Bradley has been a co-owner and Managing Director of BF Healthcare, Inc., a supplier of physician services to hospitals and assisted living facilities. Mr. Bradley has served on the Board of Directors of Resource America, Inc., a specialized asset management company, since 2005, and SourceCorp, a provider of business outsourcing solutions, since 1996. Mr. Bradley has also served on the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners L.P., an oil and gas pipeline company, since 2004. Previously, Mr. Bradley served as Chairman of First Executive Bank, and as Vice Chairman of First Republic Bank. Mr. Bradley is a certified public accountant.

John C. Chrystal, age 56, has been a director of The Bancorp, Inc. and the Bank since 2013. Mr. Chrystal has been as director of Javelin Mortgage Investment Corp. since July 2012; since 2010 Mr. Chrystal has been an independent director of Morgan Stanley Derivative Products, Inc., and has served as an independent director and member of the audit committee of the Trust for Advised Portfolios since 2010. Previously, Mr. Chrystal served as Chief Risk Officer and Head of Structured Products for DiMaio Ahmad Capital and held several senior positions, including Head of Credit Products Europe, Global Head of Structured Credit Products Europe, Global Head of CDOs and Liability Management, with Credit Suisse, Credit Suisse Financial Products and Credit Suisse Asset Management. Mr. Chrystal also served as a member of several risk management and operating committees with both Credit Suisse and Credit Suisse Asset Management. Mr. Chrystal began his Wall Street career in 1985 at Bankers Trust Company.

Matthew Cohn, age 45, has been a director of The Bancorp, Inc. and the Bank since 1999. Mr. Cohn founded and serves as Vice Chairman of The ASI Show, a leading producer of trade shows throughout the country and the recipient of prestigious awards, including the INC 500 Award twice. In addition, since 1992, Mr. Cohn has been the Chief Executive Officer of the Medical Data Institute, the Chairman of ASI Computer Systems, and the Vice Chairman of the Advertising Specialty Institute, a multi-year winner of the “Best Place to Work” award. Mr. Cohn serves on the international boards of YPO (the Young Presidents’ Organization) and of the JDRF (formerly known as the Juvenile Diabetes Research Foundation). Mr. Cohn was a past board member of The Society of Independent Show Organizers and Changing Attitudes, Decisions and Environments for Kids (CADEKids)CADE.

Hersh Kozlov, age 67, has been a director of The Bancorp, Inc. and the Bank since 2014. He has been a partner at Duane Morris LLP (an international law firm) since 2009. Previously, he was a partner at Wolf, Block, Schorr and Solis-Cohen LLP (a law firm) from 2001 to 2009. Mr. Kozlov is a member of the board of directors of Resource America, Inc. and was previously a member of the board of directors of JeffBanks, Inc., TRM Corporation, Hudson United Bank, US Healthcare Life Insurance Company, and Princeton Insurance Company. Mr. Kozlov has also served as counsel to the board of directors of US Healthcare, Inc. and was appointed by the President of the United States to be a member of the Advisory Committee for Trade Policy & Negotiations, serving in that role from 2002 to 2004.

William H. Lamb, age 74, has been a director of The Bancorp, Inc. and the Bank since 2004. Mr. Lamb currently serves as Chairman of Lamb McErlane PC and directs the firm's Post-Trial and Appellate Advocacy Group. From January 2003 through January 2004, Mr. Lamb served as a Justice of the Pennsylvania Supreme Court and is the only former Pennsylvania Supreme Court Justice currently in practice. Mr. Lamb has been recognized as a Top 100 Pennsylvania Super Lawyer for appellate law and as a Pennsylvania Super Lawyer since 2005. Mr. Lamb previously served as director and corporate secretary of JeffBanks, Inc. and Jefferson Bank until their acquisition by Hudson United Bank in 1999. Since 2004, Mr. Lamb has been appointed to the President's Advisory Committee on the Arts, the Commonwealth of Pennsylvania's Court of Judicial Discipline, and the Pennsylvania Elections Reform Task Force.

Frank M. Mastrangelo, age 47, was appointed Chief Executive Officer effective January 1, 2015; he has served as the President, as well as a director of The Bancorp, Inc. and the Bank, since 1999. Mr. Mastrangelo previously served as Chief Operating Officer until December 31, 2014. Under his leadership, The Bancorp has grown to become a global leader in financial services and technologies; Bank Innovation, a leading industry journal, recently named Mr. Mastrangelo one of the 40 “Innovators to Watch,” citing him as one of the thinkers shaping the future of financial services. Previously, Mr. Mastrangelo served as Senior Vice President and Chief Technology Officer for Jefferson Bank, Systems Specialist for PNC Bank’s Family Wealth Management Division, and Systems Manager to Walter H. Annenberg and The Annenberg Foundation. Mr. Mastrangelo is currently a member of the UnionPay International Product Committee.

James J. McEntee III, age 57, has been a director of both The Bancorp, Inc. and the Bank since 2000. Since August 2014, Mr. McEntee has been the Chief Operating Officer and Chief Financial Officer of FinTech Acquisition Corp. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of Institutional Financial Markets, Inc. (a successor company to Cohen & Company) through October 2013. Previously, Mr. McEntee served as Vice Chairman and Co-Chief Operating Officer of PrinceRidge through October 2013, and also served as a principal in Harron Capital, L.P., a media and communications venture capital fund. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane PC, and, from 2000 until 2004, was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services.

Mei-Mei Tuan,  age 48, has been a director of  both The Bancorp, Inc. and its U.S. subsidiary since 2013. Ms. Tuan is the co-founder and managing partner of Notch Partners LLC, a firm providing leadership capital and management-led buyout strategies exclusively for institutional leveraged buyout funds. As an investment banker with Goldman Sachs, BankAmerica and BankAustria, Ms. Tuan led domestic and international transactions in project finance, mergers and acquisitions, real estate, syndications and sale leasebacks. Ms. Tuan’s operating experience includes serving as Chief Financial Officer and Chief Operating Officer at the Sierra Foundation, from 1996 through 1997, and the San Francisco Food Bank, from 1997 through 1998. Ms. Tuan is an active board member of Friends of Thirteen, Montclair Kimberley Academy, and the Harvard Business School Asian-American Association (HBS4A). She has also served recently on boards for the Wellesley College Alumnae Association, New Jersey Women’s Forum, New Jersey Network (NJN), Museum of Chinese in America (MOCA), Mid-Manhattan Performing Arts Foundation, and New Jersey Wellesley Club, in which she was President. Ms. Tuan is a member of Business Leadership Council (BLC) at Wellesley, New Jersey Women’s Forum, and the Committee of 100--an international, non-profit, non-partisan membership organization that brings Chinese-American perspective to issues concerning US-China relations.

The Board of Directors has not adopted specific minimum qualifications for service on the board, but rather seeks a mixture of skills that are relevant to the Company’s business as a bank holding company and the business of its subsidiary bank.  The following presents a brief summary of the attributes of each director that led to the conclusion that he or she should serve as such:

Mr. Cohen has served as a director of, and in other significant management capacities with, a number of financial companies.  In addition to experience in commercial real estate, he has considerable experience in securities, investment management and capital markets.

Mr. Beach has extensive experience in investment management, corporate finance and capital markets.  He is deemed an audit committee financial expert which, among other factors, reflects the quantitative and analytical skills developed in his experience as a director of research for an investment management firm.

Mr. Bradley has served as chairman and in other significant capacities for financial institutions and served as Chief Executive Officer of several University hospitals, including Columbia Presbyterian Medical Center and Thomas Jefferson University Hospital. Within these capacities, he was involved in significant management functions with respect to business and financial matters.

Mr. Chrystal has extensive financial, investment and financial risk management experience, enabling him to provide the Company with advice and oversight regarding financial markets, risk management and investments.

Mr. Cohn has significant experience in founding, leading and having senior roles in a variety of companies, including mid-size businesses of the type that are the Bank’s primary clients.  In addition, he has considerable experience with electronic distribution and technology based companies.

Mr. Kozlov has extensive legal and business experience resulting from his partnerships at prominent law firms where he represented companies which included banks, insurance companies and other financial institutions. He has board of directors experience at multiple financial institutions. His experience in general business matters also reflects service within the Advisory Committee for Trade Policy and Negotiations.

Mr. Lamb has extensive experience as a director of public bank holding companies, beginning in 1974.  Additionally, he has significant legal experience with respect to business and financial matters and has particular knowledge of the southeastern region of Pennsylvania, which is one of the primary markets served by the Company.

Mr. Mastrangelo has broad operational and managerial experience in the banking industry.  Additionally, he has significant technology and payment systems expertise.

Mr. McEntee has extensive experience in corporate law and financial institution management, as well as significant managerial experience in real estate, investments and capital markets operations.

Ms. Tuan has significant experience in financing real estate projects and a variety of other investment banking experience. She has served as a Chief Financial Officer and Chief Operating Officer and holds an M.B.A. from Harvard Business School.

NON-DIRECTOR EXECUTIVE OFFICERS

Information is set forth below regarding the background of each of the Company’s executive officers who is not also a director. For the Company’s officer who is a director nominee, Frank M. Mastrangelo, this information can be found above under “Proposal 1. Election of Directors—Directors and Nominees.”

Betsy Z. Cohen, age 73, retired effective December 31, 2014 after having served as Chief Executive Officer of both the Company and the Bank since September 2000 and Chairman of the Bank since November 2003. She has served as a director of FinTech Acquisition Corp. (NASDAQ:FNTC) since November 2013 and as the Chairman of its Board of Directors since July 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust (NYSE: RAS), a real estate investment trust (“RAIT”), since its founding in August 1997, through her resignation as of December 31, 2010, and served as  RAIT’s Chief Executive Officer from 1997 to 2006.  Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen is also a director of Aetna, Inc. (NYSE: AET), an insurance company.

Arthur M. Birenbaum, age 56, resigned effective January 8, 2015 after having served as Executive Vice President-Commercial Loans and, before that, Senior Vice President-Commercial Loans of both the Company and the Bank since January 2001. From 1993 through December 2000, Mr. Birenbaum was at Jefferson Bank, ending as its Senior Vice President-Philadelphia Business Banking Lending Group, and serving as co-Chairman of its Government Lending Task Force, coordinator of asset-based lending and member of its Loan Production Oversight Committee. From 1987 through 1993 he was a Vice President of Commercial Lending for Meridian Bank and the Bank of Old York Road and, from 1980 through 1987; he was employed at Westinghouse Credit Corporation, General Electric Capital Corporation, Suburban Bank and First National Bank of Maryland in the Washington, D.C. metropolitan region.  .

Paul Frenkiel, age 62, has served as Chief Financial Officer and Executive Vice President of Strategy at The Bancorp since joining the organization in September 2009; he also serves as the organization’s Principal Accounting Officer. From November 2000 through October 2008 he was Chief Financial Officer and Executive Vice President of Republic First Bancorp Inc. From January 2005 through September 2009, Mr. Frenkiel also served as Chief Financial Officer and in other capacities for First Bank of Delaware, which was spun off from Republic First Bancorp Inc. Additionally, he served as Chief Financial Officer of JeffBanks, Inc., from 1987 through its acquisition by Hudson United Bancorp in 2000, and also served as Chief Financial Officer at Dominion Bank. A chartered bank auditor and certified public accountant, Mr. Frenkiel is a member of the American Institute of Certified Public Accountants.

Jeremy Kuiper, age 52, has served as Managing Director of the Payment Solutions division of The Bancorp since 2007. Previously, he served as Director of Financial Management, Operations and Credit Risk Management at BankFirst and served in other positions at that company between 2000 and 2004. From 1997 through 2000, he served as Senior Vice President of United Credit National Bank where he oversaw card products. From 1994 through 1997, he served as Senior Vice President of Specialized Card Services, where he was responsible for all information services, customer service and other aspects of card management. Mr. Kuiper participates on industry boards, including the Network Branded Prepaid Card Association, of which he is a former Chairman.

Thomas G. Pareigat, age 55, has served as Senior Vice President and General Counsel since February 2011 and leads the Company’s Legal, Compliance and Third-Party Risk Management division. From 2003 to 2005 and from 2007 to 2011 he was a partner in the Minneapolis, Minnesota law firm of Lindquist & Vennum PLLP, where he concentrated his practice on banking law and regulatory compliance matters as a member of the firm’s Financial Institutions Practice Group. During his tenure at the firm, he served as Senior Vice President and Regulatory Counsel for Marshall BankFirst Corp. From 2001 to 2003, Mr. Pareigat was Vice President and Corporate Counsel for Marquette Bancshares, Inc. and its subsidiary banks until their acquisition by Wells Fargo. From 1989 to 2001 he served as Senior Attorney with Bankers Systems, Inc. (now Wolters Kluwer Financial Services). Mr. Pareigat serves on the Editorial Board of the American Bankers Association’s Bank Compliance magazine, and the faculty of the ABA’s National Compliance School and Graduate School for Compliance Risk Management.

Donald F. McGraw, Jr.,  age 57, has served as Executive Vice President and Chief Credit Officer of The Bancorp since 1999, overseeing both Loan Operations and Credit Administration. Mr. McGraw is also responsible for implementing credit policy, serving as senior member of the Loan Committee, and acts in the capacity of  Assistant Secretary to the Board of Directors.

Additionally, he has served as Regulatory Examination Manager, supervising all examinations conducted by the FDIC and the State of Delaware. From 1986 through 1998, he was Senior Vice President, Credit Administration, for Jefferson Bank. From 1977 to 1986, he was a bank examiner at the FDIC.

CORPORATE GOVERNANCE

Director Independence

The Company’s Common Shares are listed on the NASDAQ Global Select Market under the symbol “TBBK” and the Company is subject to the listing standards thereof. The Board of Directors has determined that Mr. Beach, Mr. Bradley, Mr. Cohn, Mr. Chrystal, Mr. Kozlov, Mr. Lamb, Mr. McEntee and Ms. Tuan, each meet the definition of an independent director set forth in the NASDAQ rules. In making these determinations, the Board of Directors reviewed information from each of these directors concerning all their respective relationships with the Company and its affiliates and analyzed the materiality of those relationships.

Board Leadership Structure and Role in Risk Oversight

 The Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the Board of Directors, although the Board of Directors and all of its committees are sensitive to risks relating to the Company and its operations. The Audit Committee focuses on financial reporting risk, oversees the entire audit function and evaluates the effectiveness of internal and external audit efforts. It receives reports from management regularly regarding the Company’s assessment of risks and the adequacy and effectiveness of internal control systems. Through its interaction with the Company’s senior management, the Audit Committee oversees credit risk, market risk (including liquidity and interest rate risk) and operational risk (including compliance and legal risk). The Chief Risk Officer meets at least quarterly with the Audit Committee to discuss potential risk or control issues involving management. The Audit Committee reports regularly to the Board of Directors, which also considers the Company’s entire risk profile, including additional strategic and reputational risks. While the Board of Directors oversees the Company’s risk management, management is responsible for the day-to-day risk management processes. Senior management comprises the Bank’s Enterprise Risk Management Committee which meets on a monthly basis and addresses various risks, controls and related monitoring.  While the Board of Directors believes that this division of responsibility is the most effective approach for addressing the risks facing the Company, it will continue to re-examine this structure on a regular basis, recognizing that different structures may be appropriate in different situations faced by the Company.

Board Meetings

The Board of Directors held a total of 14 meetings during fiscal 2014. During fiscal 2014, all directors attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which the director had been a director and (b) the total number of meetings held by all committees of the Board of Directors on which the director served during the periods that the director served. It is the policy of the Board of Directors that all directors attend the annual meeting of stockholders of the Company, if practicable. All directors, with one exception, attended the last annual meeting.

Communications with the Board

Stockholders, employees and others who wish to communicate with the Board of Directors may do so by sending their correspondence to The Bancorp, Inc., Attention: Secretary Paul Frenkiel, 409 Silverside Road Suite 105, Wilmington, Delaware 19809. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder of the Company and clearly state whether the intended recipients are all or individual members of the Board. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors. The Secretary has been authorized to screen commercial solicitations and materials which pose security risks, are unrelated to the business or governance of the Company, or are otherwise inappropriate.

Corporate Governance Materials

The Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”), Corporate Governance Guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are available on the Company’s website: http://www.snl.com/irweblinkx/govdocs.aspx?iid=4054569.

Copies of these documents are available, free of charge, upon written request to: The Bancorp, Inc., Attention: Andres Viroslav, Investor Relations, 409 Silverside Road Suite 105, Wilmington, Delaware 19809.  The Company will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct  by posting such information on the Company's website.

Board Committees

The Board of Directors currently has four standing committees: the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee. The committees on which directors serve, the chairman of each committee, and the number of meetings held during 2014 are set forth below.

Board member	Audit	Compensation	Nominating and governance	Executive

Daniel G. Cohen				Chairman
Walter T. Beach	X	Chairman		X
Michael J. Bradley	X	X
John Chrystal	X			X
Matthew Cohn	Chairman		X
William H. Lamb		X	Chairman	X
Frank M. Mastrangelo				X

Meetings held in 2014	5	3	1	0

 Audit Committee. The Audit Committee is appointed by the Board of Directors to assist Board of Directors audit oversight of (a) the integrity of the Company’s financial statements, (b) the Company’s risk management processes (c) the Company’s compliance with legal and regulatory requirements, (d) the independent auditor’s qualifications and independence and (e) the performance of the Company’s internal audit function and independent auditors. The Audit Committee also prepares the audit committee report required by the rules of the SEC to be included in the Company’s annual proxy statement.

Each member of the Audit Committee meets the independence standards for audit committee members set forth in applicable NASDAQ rules, as well as those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”). The Board of Directors has determined that Mr. Beach qualifies as an “audit committee financial expert” as that term is defined in applicable rules and regulations under the Exchange Act.

Nominating and Governance Committee. The Nominating and Governance Committee is appointed by the Board of Directors to (a) assist the Company and the Board of Directors in maintaining an effective and knowledgeable Board of Directors, including assisting the Board of Directors in identifying individuals qualified to become directors and recommending to the Board of Directors the director nominees for the next annual meeting of stockholders and the directors to be appointed to each committee, and (b) develop and recommend for the Board of Director’s consideration governance guidelines for the Company. All of the members of this committee have been determined by the Board of Directors to be independent under applicable NASDAQ and Exchange Act rules.

The Nominating and Governance Committee will consider candidates for nomination as a director recommended by stockholders, directors, officers, third party search firms and other sources. The Company describes the procedures for nominations by stockholders in “Stockholder Proposals and Nominations.” In evaluating candidates, the Nominating and Governance Committee considers the attributes of the candidate (including skills, experience, diversity, age, and legal and regulatory requirements) and the needs of the Board of Directors, and will review all candidates in the same manner, regardless of the source of the recommendation.

The Nominating and Governance Committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a Nominating and Governance Committee-recommended nominee. The Nominating and Governance Committee seeks to insure that the membership of the Board of Directors and each committee of the Board of Directors satisfies all relevant NASDAQ rules and applicable laws and regulations and all requirements of the Company’s governance documents. The Nominating and Governance Committee seeks to achieve a mixture of skills that are related to the Company’s business. The nature of the specific qualifications, qualities or skills that the Nominating and Governance Committee may look for in any particular director nominee depends on the qualifications, qualities and skills of the rest of the directors at the time of any vacancy on the Board of Directors.

Executive Committee. The Executive Committee has the delegated authority to act in lieu of the Company’s Board of Directors in between meetings of the Board.

Compensation Committee. The Compensation Committee is appointed by the Board of Directors to have direct responsibility for approving the compensation of the Chief Executive Officer and certain other officers and the non-management directors of the Company as described in “Compensation Committee Report” and the related “Compensation Discussion and Analysis,” in Item 11, “Executive Compensation”. At all times during 2014, the Compensation Committee had direct responsibility for (a) administering the Company’s equity-based compensation plans and (b) reviewing any extraordinary bonus or other compensatory payments to any employee of the Company.  For officers and employees reporting to named executive officers, or NEOs, as set forth in item 11, the Compensation Committee has delegated primary responsibility for recommending salary changes to the Chief Executive Officer and President.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee consisted of Messrs. Beach, Bradley and Lamb.  None of such persons was an officer or employee of the Company or any of its subsidiaries during fiscal 2014 or was formerly an officer or employee of the Company. During fiscal 2014, none of the Company’s executive officers served as a director or on the compensation committee of another entity, one of whose executive officers served on the Compensation Committee.  During fiscal 2014, none of the Company’s executive officers served on the compensation committee of another entity, one of whose executive officers served on the Company’s Board of Directors.

AUDIT COMMITTEE REPORT

In connection with the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”):

(1)	the Audit Committee reviewed and discussed the audited financial statements included in the 2014 Annual Report on Form 10-K with the Company’s management;

(2)	the Audit Committee discussed with the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), the matters required to be discussed by Auditing Standard 16;

(3)

the Audit Committee received and reviewed the written disclosures and the letter from Grant Thornton required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Grant Thornton the independence of Grant Thornton and satisfied itself as to Grant Thornton’s independence; and

(4)

based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Audit Committee of the Board of Directors of the Company has provided this report. This report shall not be deemed to be filed under, nor shall it be deemed to be incorporated by reference by any general statement incorporating this 2014 Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, and the Exchange Act (collectively, the “Acts”), except to the extent the Company specifically incorporates this information by reference.

Matthew Cohn, Chairman Walter T. Beach Michael J. Bradley John C. Chrystal

Item 11. Executive Compensation

General

The Company is required to provide information regarding the compensation program in place for its Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers. The Company must also provide compensation information for up to two additional individuals who would have been included but for the fact that they were not executive officers at the end of the fiscal year. This discussion refers to the Company’s Chief Executive Officer, Chief Financial Officer and the other three most highly-compensated executive officers as the “Named Executive Officers” or “NEOs.” This discussion should be read in conjunction with the detailed tables and narrative descriptions under “Executive and Director Compensation.”

The Compensation Committee is responsible for formulating and presenting recommendations to the Board of Directors with respect to the compensation of the Company’s NEOs. The Compensation Committee is also responsible for administering the Company’s employee benefit plans, including incentive plans. The Compensation Committee is comprised solely of independent directors.

Executive Summary

The Company’s compensation policies are intended to provide appropriate compensation packages to motivate, reward, attract and retain talented and experienced executive officers while at the same time controlling the Company’s compensation costs. The primary components of the Company’s executive compensation program have historically been base pay and equity-based compensation. The Compensation Committee generally determines compensation amounts for individual NEOs for 12 month periods beginning on particular review dates. The review for NEOs was conducted in the first quarter of 2014. There were no salary increases, stock compensation or bonuses granted to NEO’s in 2014.

In establishing compensation for the Company’s NEOs, the Compensation Committee  focuses on performance based compensation (“pay for performance”) and weights stock option grants accordingly.  The Compensation Committee utilizes criteria which it believes will create long term shareholder value and is forward looking. It evaluates the overall performance of the Company, the performance of the Company relative to the performance of the national and regional economies, the performance of the Company in comparison with its peers and the contributions of the respective NEOs to the Company’s performance.  Base salary reflects ongoing performance and level of achievement. In addition, the Compensation Committee evaluates the NEOs’ base salary relative to the base salary paid for similar positions within a peer group of institutions, seeking to maintain a competitive advantage in light of the NEOs’ performance. The Compensation Committee believes that, by focusing on a NEO’s overall performance rather than pre-set criteria, the Company substantially lessens the risk of a NEO taking actions  to increase his or her compensation without due regard for potential adverse impacts on the Company.

Compensation Objectives and the Focus of Compensation Awards

The Compensation Committee believes that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. Executive officers are rewarded in order to attract and retain highly qualified individuals and to motivate them to perform in a manner that maximizes corporate performance.

The Company’s executive compensation program consists of three elements to reward and motivate its executive officers in line with the Compensation Committee’s objectives described above:

•	base salary;

•	bonuses; and

•	long-term equity incentives reflected in grants of stock options, restricted stock awards and phantom units.

The Compensation Committee annually reviews the Company’s mix of short-term performance incentives versus longer-term incentives.  It primarily focuses compensation on base salary and equity incentives. The Compensation Committee has not established set percentages of short-term versus long-term incentives. Instead, it looks to provide a reasonable balance of those incentives, while emphasizing stock options to promote pay for performance. The Compensation Committee’s policy for allocating between long-term and currently paid compensation is to set base compensation at levels adequate to attract and retain personnel, while providing incentives to maximize long-term shareholder value for the Company and its stockholders. As discussed in “Specific Elements of the Compensation Program,” below, the Company provides cash compensation in the form of base salary to meet competitive salary norms. The Company also provides non-cash equity compensation to reward superior performance in assisting the Company in meeting its long-term strategic goals. Historically, the Company has not awarded bonuses.

The Compensation Committee also “benchmarks” the Company’s compensation programs to a peer group of banking institutions based upon its review of financial statements and other publicly available data.  In 2014, the Compensation Committee utilized regional banks with total assets in the $3 billion to $4 billion range as a peer group. While the Company’s payment processing business differentiates it from these institutions, this peer group represented one source for comparisons. The peer group institutions consist of the following: The Dime Savings Bank, S&T Bancorp, Flushing Financial (Flushing Savings), TrustCo Bank, WSFS Financial and Beneficial Mutual.

The level of an institution’s total assets and its regional location are primary factors the Compensation Committee considered in establishing the peer group.

Although considerable knowledge about the competitiveness of the Company’s compensation programs is gained through the benchmarking process, the Compensation Committee recognizes that each financial institution is unique and that significant differences between institutions in regard to executive compensation practices exist. The Compensation Committee believes that the combination of short and long-term compensation that the Company provides fulfills its objectives of providing a competitive level of compensation and benefits in order to attract and retain key executives. The Compensation Committee also believes that the Company’s incentive programs appropriately reward performance to achieve profitability and growth while at the same time allowing the Company to maintain controls over its compensation costs.

Compensation Methodology

The Compensation Committee ordinarily determines compensation amounts for individual NEOs for 12 month periods.  The Chief Executive Officer typically provides the Compensation Committee with key elements of both the Company’s and the NEOs’ (other than the Chief Executive Officer’s) performance as well as recommendations to assist it in determining compensation levels.

In the case of long-term incentive compensation and bonus, if any, the Compensation Committee determines the amount of awards based on the then concluded fiscal year. The Compensation Committee has the discretion to issue compensation awards at other times during the fiscal year. In 2014, the Compensation Committee reviewed performance during the first quarter of 2014. In 2015, through the date of this proxy, NEOs have not been reviewed, nor has additional compensation been awarded to any NEO as a result of the restatement of the financial statements which are utilized in their evaluations.

Specific Elements of the Compensation Program

Below are the specific elements of the Company’s compensation program for executive officers.

Salary. The Company believes that it is important to maintain a competitive salary structure in order to retain its existing qualified executive officers and a base pay structure consistent with similarly situated executives at similarly sized banking institutions. The Company believes that a key objective of its salary structure is to maintain reasonable “fixed” compensation costs by targeting base salaries at a competitive average, taking into account  the Company’s and the individual’s performance.

Base salaries are paid to executive officers on a bi-weekly basis, and are reviewed annually by the Compensation Committee as described in “Compensation Methodology,” above. The Compensation Committee determines if any base pay changes should be made for executive officers. Base pay change, if any, is normally determined after considering:

•	the executive’s total itemized compensation for the prior year;

•	the executive’s current base pay position relative to the peer group;

•	the Company’s performance and the individual’s contribution to that performance for the prior year; and

•	national and regional economic conditions, their effect upon the Company and how the executive has dealt with them within his or her area of responsibility.

In 2014, the Compensation Committee awarded no increases in base salary.  With respect to base salary increases in 2012 and 2013, the Compensation Committee considered that no cash bonuses had been paid in the three years ended 2012.

Bonus.    While historically the Compensation Committee has not awarded bonuses since it prefers long-term equity incentive compensation (discussed below), it retains the discretion to do so.  In determining whether a bonus award for one or more officers would be appropriate, the Compensation Committee would consider the Company’s financial performance, including net income, return on assets, return on equity, the efficiency ratio and earnings per share and would particularly focus  on the contribution made to the Company by the NEO under consideration. As with base salary, the Compensation Committee also considers national and regional economic conditions. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to annual bonuses for the other executive officers, based on their respective contributions to the performance of the areas for which they are responsible. Generally, the Compensation Committee has utilized non-cash equity compensation and not bonuses as the primary non-base salary form of compensation.

Long-Term Incentive Compensation. Long-term incentives are provided to executive officers through The Bancorp, Inc. Stock Option and Equity Plan of 2013 (the “2013 Plan”) and similar prior plans. The plans permit the grant of stock options, restricted stock awards, stock appreciation rights and phantom units. Stock options are granted to executive officers at exercise prices equal to the then current market price of the Company’s Common Shares. Options and restricted stock awards under the 2013 Plan are granted on a discretionary basis taking into account the Company’s financial performance and each executive’s contribution to such performance. Overall, the objective of long-term incentive compensation awards is to tie the interests of executive officers directly to increases in stockholder value.  Stock options and stock grants were awarded to each NEO, in varying amounts, in 2010 through 2013.  There were no stock options or grants awarded in 2014.

Compensation Risk Analysis

As a financial holding company regulated by the Federal Reserve Bank, which has a subsidiary bank regulated by the FDIC and the State of Delaware, the Company adheres to defined risk guidelines, practices and controls to ensure the safety and soundness of the institution.  The Company’s management and Board of Directors conduct regular reviews of its business to ensure that it is operating within appropriate regulatory guidelines and with appropriate practices, supplemented by its internal audit function.

During 2014, the Compensation Committee  reviewed  the Company’s compensation practices to ensure that (1) base salaries are appropriately competitive in light of overall compensation; (2) the Company’s use of equity grants provide appropriate long-term incentives; and (3) the Company offered an appropriate mix of cash and equity compensation to facilitate the alignment of the interests of the Company’s senior executives with those of the Company and its stockholders.  In light of regulatory releases, the ultimate goal of the review was to assess the design, governance, policies and procedures of the Company’s compensation structure to ensure that, as designed and executed, it does not motivate excessive risk-taking that could adversely impact the long-term value of the Company.

After conducting the review, the Compensation Committee concluded that the Company’s incentive programs do not motivate or encourage unnecessary or excessive risk taking.  This conclusion reflected a review of the Company’s structure to determine that credit and other new business approvals are independent of new business efforts.  Other factors, such as fostering an appropriate risk management culture, were also considered. The Company will continue to review and monitor its compensation programs to ensure that they continue to not motivate excessive risk taking that could adversely impact the long-term value of the Company.

Determination of Compensation Amounts

In 2015, through the date of this proxy, NEOs have not been reviewed, nor has additional compensation been awarded to any NEO . In 2014, the Compensation Committee reviewed the compensation of the NEOs in the first quarter of 2014. After consideration, the Compensation Committee concluded that no salary increases, stock compensation or bonuses should be awarded to the Chief Executive Officer in 2014. In 2013, the Compensation Committee had awarded a $100,000 increase to base salary for the Chief Executive Officer, which amounted to 8.7% of the total compensation of all types received in 2012.  No bonus was awarded to the Chief Executive Officer in 2013.  In 2012, the Compensation Committee had increased the Chief Executive Officer’s salary by 3.2% of all types of compensation for the prior year.  In 2014, the Compensation Committee also concluded that no salary increase, stock compensation or bonus should be awarded to any of the other NEOs.  In 2013, the Chief Financial Officer received a $35,000 increase, the President and Chief Operating Officer received a $75,000 increase, the Executive Vice President-Commercial Loans received a $ 20,000 increase, the Senior Vice President and General Counsel received a $17,500 increase, and no bonuses were awarded.  Options and share awards were also granted to NEOs in 2013 to continue to align management with long term shareholder value and to balance issues of profitability and appropriate risk management. All options and share awards vest over a four year period to further shareholder and management alignment and to emphasize long term risk management.  The Compensation Committee decided to forego any bonuses to the Chief Executive Officer or NEOs for 2010 through 2012.

For its 2014 evaluation, the Compensation Committee believed that adjusted operating earnings and long term shareholder value, rather than shorter term movements in stock price, should be emphasized in the Chief Executive Officer’s compensation methodology. The Compensation Committee believes that pay for performance should be emphasized and considers stock options as its primary pay for performance component. To further tie stock option grants to pay for performance, all NEO options require a four year period over which such options ratably vest.  To emphasize the importance of long term risk management and performance, cash bonuses have not been paid to NEOs for five years.

A primary objective of long term compensation equity awards is to tie interests of NEOs to increasing shareholder value. In 2014, the Compensation Committee reviewed performance during the first quarter of 2014. The committee concluded that long term shareholder growth was enhanced by low cost deposit growth notwithstanding that such growth depressed return on assets in the short term, in the current below normal rate environment.  Additionally, the Compensation Committee considered progress made in executing management’s strategy emphasizing non-interest income over interest income principally through the development of its prepaid, or stored value, card division.  Further, the Compensation Committee considered statistics which continue to show that contracts and new relationships for prepaid card fees, which is the most significant element of non-interest income growth, require multiple year periods in which expense is incurred, prior to generating revenue. The Compensation Committee also reviewed the continuing costs of the prepaid card-related infrastructure build-out, which represented significant fixed costs which can be used to generate larger fee growth. Related historical statistics were reviewed which validated the Compensation Committee’s view. Expansion of compliance infrastructure had continued. Additionally, the Company continued to execute its strategy of growing low cost deposits and, as a result, its interest costs continued to be lower than its peers. The Compensation Committee reviewed the strategy for increased growth in leases, SBA loans and security backed lines of credit, noting that additional progress had been made. Accordingly, the Compensation Committee concluded that a balanced view of long term shareholder value versus current stock price should be considered in its decisions. After consideration, the Compensation Committee did not award any salary increases, stock compensation or bonuses in 2014.  The Compensation Committee also determined to continue to monitor progress in managing the growth in non-interest income’s impact on operating earnings and net income, which would be a primary determinant of any future bonus awards.

The Compensation Committee reiterated its previously approved compensation recoupment policy as follows:

Compensation Recoupment Policy

The compensation recoupment policy applies if the Company is required to provide an accounting restatement for any of the prior three fiscal years for which audited financial statements have been completed, due to material noncompliance with any financial reporting requirement under the federal securities laws. In the event of such a restatement, the Compensation Committee will determine, in its discretion, whether (1) NEOs, regardless of whether they were directly responsible for the restatement, or (2) all other recipients of cash-based or equity-based incentive compensation who were directly responsible for the restatement, have received any cash-based or equity-based incentive compensation that they would not have been entitled to receive under the restated results. The Compensation Committee then will take such actions as it deems necessary or appropriate, depending on all the facts and circumstances as determined during its review, including (i) the recoupment of all or part of any such excess compensation, (ii) recommending disciplinary actions to the Board, up to and including termination, and/or (iii) the pursuit of other available remedies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above and has discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Walter T. Beach, Chairman
Michael J. Bradley
William H. Lamb

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to the NEOs for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
				(1)	(2)	(3)	(4)
Betsy Z. Cohen (5)	2014	655,000	-	-	-	1,282,700	19,163	1,956,863
Chief Executive Officer	2013	653,426	-	653,125	-	112,049	18,925	1,437,525
	2012	554,039	-	-	459,900	124,642	12,208	1,150,789

Paul Frenkiel	2014	312,200	-	-	-	-	9,888	322,088
Chief Financial Officer/	2013	310,805	-	104,500	99,400	-	10,614	525,319
Secretary	2012	277,200	-	-	204,400	-	9,038	490,638

Frank M. Mastrangelo	2014	510,000	-	-	-	-	16,864	526,864
President/Chief Operating	2013	509,508	-	470,250	-	-	18,330	998,088
Officer	2012	435,000	-	-	255,500	-	17,029	707,529

Arthur Birenbaum (6)	2014	425,000	-	-	-	-	10,969	435,969
Executive Vice President	2013	423,207	-	52,250	49,700	-	18,041	543,198
Commercial Loans	2012	405,000	-		127,750	-	15,260	548,010

Jeremy L. Kuiper	2014	458,060	-	-	-	-	17,531	475,591
Senior Vice President	2013	451,931	-	104,500	99,400	-	15,287	671,118
and Managing Director	2012	391,560	-	-	204,400	-	12,099	608,059

Daniel G. Cohen	2014	300,000	-	-	-	-	600	300,600
Executive Vice President	2013	294,410	-	418,000	-	-	-	712,410
	2012	225,000	-	-	255,500	-	-	480,500

(1)	The column reflects the aggregate grant date fair value of stock awards granted during each of the last three fiscal years in accordance with FASB ASC Topic 718. There were no stock awards in 2014 .

(2)	The column reflects the aggregate grant date fair value of stock options granted during each of the last three fiscal years in accordance with FASB ASC Topic 718. There were no option awards in 2014.

(3)

Represents the change in the present value of the accumulated benefit of the Supplemental Executive Retirement Plan             established for the benefit of  Mrs. Cohen.  In 2014, the Company expensed $1,283, 000 based upon actuarial tables which, in October 2014 were reformulated  with longer life expectancies. The actuarial assumptions reflected a discount rate of 3.37%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000.

(4)

Represents the aggregate dollar amount for each NEO for perquisites and other personal benefits comprised of the Company’s contributions to its 401(k) savings plan, insurance premiums and personal use of automobiles.

(5)	Retired effective December 31, 2014.

(6)	Resigned effective January 8, 2015.

Grants of Plan-Based Awards

The table providing information on the grant of options or other plan-based awards in 2014 is omitted because no such awards or grants were made.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	675,000	$11.28	93,000
2005 Omnibus plan	787,500	$10.19	109,125
Stock option and equity plan of 2011	1,287,881	$7.49	25,534
Stock option and equity plan of 2013		n/a	2,200,000
Total	2,750,381	$9.19	2,427,659

* All plans authorized have been approved by shareholders.

Employment Agreement

Employment Agreement. The Company had entered into one employment agreement, dated April 20, 2005 and amended December 10, 2008, with Betsy Z. Cohen, its former Chief Executive Officer. The material terms of this agreement are described below. Information concerning estimated payments pursuant to the post-termination and severance provisions of this agreement is discussed in “Potential Payments on Termination or Change-In-Control,” below. Mrs. Cohen retired effective December 31, 2014 and, as of July 31, 2015 the Company has paid $175,000 to Mrs. Cohen under the employment agreement. The amount paid represents a monthly payment of $25,000 to be made throughout Mrs. Cohen’s lifetime under her Supplemental Executive Retirement Plan benefit.

The employment agreement with Mrs. Cohen  provided that she would devote such time to the Company as was reasonably required to fulfill her duties. Under the agreement, Mrs. Cohen received an annual base salary determined by the Compensation Committee. Mrs. Cohen was also eligible for bonuses as determined by the Compensation Committee. The agreement had a term of five years that was automatically renewable so that, on any day that the agreement was in effect, it would have a then current term of five years. The Company had the right to terminate Mrs. Cohen without cause and Mrs. Cohen had the right to resign for good reason upon sixty days’ notice. Additionally, upon or after a change of control of the Company, the Company had the right to terminate Mrs. Cohen without cause and she had the right to resign for good reason upon sixty days’ notice. Upon any such termination or resignation, Mrs. Cohen was entitled to receive only the amount due to her under the Company’s severance pay plans, if any; provided that, if she executed a mutual release of claims with the Company, she would receive (a) a lump sum cash payment equal to one month of her base salary for each month she was employed by the Company, up to a maximum of five years, at the rate in effect immediately before her termination, and (b) a prorated bonus, if any, for the year in which the termination occurred. Mrs. Cohen could also resign upon thirty days’ notice, in which event no further payments would be due other than accrued benefits. If Mrs. Cohen were disabled for ninety consecutive days in any twelve month period, the Company could terminate her employment. If Mrs. Cohen’s employment terminated on account of disability, (a) the vesting of the Supplemental Executive Retirement Plan (“SERP”), described below, would accelerate, (b) Mrs. Cohen would receive any amounts of salary or bonus earned, accrued and owing but not paid and (c) Mrs. Cohen received a prorated bonus, if any, for the year in which the termination occurred. If Mrs. Cohen died during her term of employment, the Company was required to pay her estate all amounts of salary and bonus earned, accrued and owing but not paid and a pro-rated bonus, if any, for the year in which death occurred. The Company could terminate Mrs. Cohen’s employment at any time for cause. Upon termination for cause, Mrs. Cohen was entitled to any base salary and benefits accrued and earned before her termination.

The agreement defined “cause,” generally, as conviction of a felony, intentional and continuous failure to substantially perform duties or a breach of the confidentiality and intellectual property provisions of the agreement. The agreement defined “good reason,” generally, as the Company demoting Mrs. Cohen or materially reducing her duties, the Company requiring Mrs. Cohen to be based outside of Philadelphia, Pennsylvania, the failure of Mrs. Cohen to be elected to the Board of Directors or a material breach of the agreement by the Company. The agreement defined a “change of control,” generally, as having occurred if (a) any person became a beneficial owner of securities representing more than 25% of the voting power of the then outstanding securities or (b) the consummation of (i) a merger or consolidation of the Company where the directors of the Company immediately before the transaction constituted less than a majority of the board of directors of the surviving corporation or (ii) a sale or other disposition of all or substantially all of the assets of the Company or (c) during a period of two consecutive years, the incumbent directors ceased for any reason to constitute at least two-thirds of the Board of Directors, provided that if either the election or nomination of any new director was approved by a vote of at least two-thirds of the incumbent directors before such election or nomination, the new director was considered a member of the incumbent directors.

The employment agreement provided for the establishment of a SERP for Mrs. Cohen. Mrs. Cohen became fully vested in the amount of the SERP benefit earned and the benefit became fully accrued upon her attainment of age 70. The employment agreement required the Company to establish a trust to serve as the funding vehicle for the SERP benefits and to make contributions to the trust in such amounts or in such number of Common Shares as the Company reasonably determined to be sufficient to provide the present value of the benefit as accrued at the time of the contribution. The value of this benefit was calculated as 100% of the average of Mrs. Cohen’s base salary over the 36 months during the term that provides the highest average except that the average could not exceed $300,000 nor be less than $150,000. Upon a change of control of the Company, the Company  agreed to immediately contribute to the trust an amount sufficient to permit the full payment of the SERP benefit due to Mrs. Cohen. Notwithstanding the establishment of a trust, the Company’s obligation to pay the benefit constitutes a general, unsecured obligation of the Company, payable out of its general assets, and the assets of the trust will be available to pay the claims of the Company’s creditors.

Pension Benefits

The following table provides information about Mrs. Cohen’s SERP, which is described above. See “Executive and Director Compensation—Employment Agreement” and Note K to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. The Company does not have any other pension plan.

Name	Plan name	Present value of accumulated benefits	Payments during the last fiscal year
Betsy Z. Cohen	Supplemental Executive Retirement Plan	$4,200,000	$0

Potential Payments on Termination or Change-In-Control

As described under “Executive and Director Compensation—Employment Agreement,” the employment agreement with Mrs. Cohen provided for payments and other benefits if her employment with the Company terminated under circumstances specified in her agreement, including a “change in control” of the Company (as defined in the agreement). Mrs. Cohen’s rights upon the termination of her employment depended upon the circumstances of the termination. The table below summarizes these rights and the amount of any payments and benefits due under the specified circumstances.

		Termination without	Resignation for	Change in	Tax
	Severance (5)	cause (1) (2)	good reason (1) (2)	control (1)	gross-up
Compensation (3) (5)	$—	$3,236,500	$3,236,500	$3,236,500	$1,742,731
SERP Benefit (4)	—	4,200,000	4,200,000	—	—

(1)

Assumed the execution of a written mutual release in a form acceptable to the Company of any and all claims against the Company that Mrs. Cohen may have relating to matters arising out of her employment by the Company. Without this release, Mrs. Cohen would only have been entitled to any amounts due under the Company’s severance pay plan, if any. As of the date this report was filed, the Company did not have a severance pay plan.

(2)	Mrs. Cohen would also have been entitled to any base salary that was accrued as of the date of her termination.

(3)	Equal to five times Mrs. Cohen’s base salary at the date of termination (assumed to be $655,000).

(4)	Represents the value of Mrs. Cohen’s SERP calculated as of December 31, 2014, based upon $25,000 per month lifetime payments.

(5)	Mrs. Cohen retired effective December 31, 2014.

With the exception of the SERP benefit, if any of the above payments are deemed to constitute a “parachute payment” as defined in Section 280(g) of the Internal Revenue Code, Mrs. Cohen was also to be paid an amount in cash equal to the sum of the excise taxes payable by her by reason of receiving such payment plus the amount necessary to put her in the same after-tax position as if no excise taxes had been paid.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information on the current holdings of stock options and stock that has not vested by the Company’s NEOs.

		Option awards (1)				Stock awards
		Number of	Number of				Market value
		Securities	securities			Number of	of Shares or
		underlying	underlying			shares or	units of stock
		unexercised	unexercised	Option	Option	units of stock	that have
	Grant	options (#)	options (#)	exercise	expiration	that have	not vested
	Date	exercisable	unexercisable	price ($)	date	not vested (2)	($) (3)
Betsy Z. Cohen	01/26/2005	100,000	—	14.24	01/26/2015
	10/20/2005	100,000	—	15.94	10/20/2015
	05/07/2010	180,000	—	7.81	05/06/2020
	12/24/2010	90,000	—	9.84	12/24/2020
	08/11/2011	67,500	22,500	7.36	08/11/2021
	01/25/2012	67,500	22,500	8.50	01/25/2022
	01/23/2013	—	—	—	—	31,250	340,313
	Totals	605,000	45,000	—	—	31,250	340,313

Paul Frenkiel	05/07/2010	25,000	—	7.81	05/06/2020
	12/24/2010	38,000	—	9.84	12/24/2020
	08/11/2011	28,500	9,500	7.36	08/11/2021
	01/25/2012	30,000	10,000	8.50	01/25/2022
	01/23/2013	10,000	10,000	10.45	01/23/2023	5,000	54,450
	Totals	131,500	29,500	—	—	5,000	54,450

Frank M. Mastrangelo	01/26/2005	12,500	—	14.24	01/26/2015
	10/20/2005	25,000	—	15.94	10/20/2015
	05/07/2010	90,000	—	7.81	05/06/2020
	12/24/2010	50,000	—	9.84	12/24/2020
	08/11/2011	37,500	12,500	7.36	08/11/2021
	01/25/2012	37,500	12,500	8.50	01/25/2022
	01/23/2013	—	—	—	—	22,500	245,025
	Totals	252,500	25,000	—	—	22,500	245,025

Arthur Birenbaum	01/26/2005	10,000	—	14.24	01/26/2015
	10/20/2005	13,750	—	15.94	10/20/2015
	05/07/2010	55,000	—	7.81	05/06/2020
	12/24/2010	38,000	—	9.84	12/24/2020
	08/11/2011	28,500	9,500	7.36	08/11/2021

	01/25/2012	18,750	6,250	8.50	01/25/2022
	01/23/2013	5,000	5,000	10.45	01/23/2023	2,500	27,225
	Totals	169,000	20,750	—	—	2,500	27,225

Jeremy L. Kuiper	05/07/2010	25,000	—	7.81	05/06/2020
	12/24/2010	34,000	—	9.84	12/24/2020
	08/11/2011	25,500	8,500	7.36	08/11/2021
	01/25/2012	30,000	10,000	8.50	01/25/2022
	01/23/2013	10,000	10,000	10.45	01/23/2023	5,000	54,450
	Totals	124,500	28,500	—	—	5,000	54,450

Daniel G. Cohen	01/26/2005	75,000	—	14.24	01/26/2015
	10/20/2005	50,000	—	15.94	10/20/2015
	05/07/2010	55,000	—	7.81	05/06/2020
	12/24/2010	45,000	—	9.84	12/24/2020
	08/11/2011	37,500	12,500	7.36	08/11/2021
	01/25/2012	37,500	12,500	8.50	01/25/2022
	01/23/2013	—	—	—	—	20,000	217,800
	Totals	300,000	25,000	—	—	20,000	217,800

(1)  All options listed vest at a rate of 25% per year over a period of four years from grant date.

(2) All stock awards vest at a rate of 25% per year over a period of four years from grant date.

(3) Market value is based on the closing market price of the Company's common stock on December 31, 2014, which was $10.89.

Option Exercises and Stock Vested in 2014*

The following table provides information for the Company’s NEOs regarding stock vested and options exercised.

	Stock awards
	Number of shares	Value realized
	acquired on vesting	on vesting ($)

Betsy Z. Cohen	15,625	280,156
Frank M. Mastrangelo	11,250	201,713
Arthur Birenbaum	1,250	22,413
Paul Frenkiel	2,500	44,825
Jeremy Kuiper	2,500	44,825
Daniel G. Cohen	10,000	179,300

* No options were exercised in 2014.

Director Compensation Table

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2014. Directors who are employees or officers of the Company receive no compensation for their services as members of the Board of

Directors or any committees. Each non-employee director received an annual retainer of $55,000. Each non-employee director, except for Mr. Cohen, also receives $500 for each meeting of a committee of the Board of Directors he or she attends; the Chairman of the Audit Committee receives $1,500 for each committee meeting attended; and the chairmen of the other committees receive $1,000 for each committee meeting attended. No stock or option awards were made in 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Walter T. Beach	60,000	-	-	60,000
Michael J. Bradley	59,000	-	-	59,000
John C. Chrystal	58,000	-	-	58,000
Matthew Cohn	64,000	-	-	64,000
Hersh Kozlov	55,000	-	-	55,000
William H. Lamb	56,000	-	-	56,000
James J. McEntee	55,000	-	-	55,000
Mei-Mei Tuan	55,000	-	-	55,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of the Company’s common shares owned as of July 15, 2015, by each of the Company’s directors and executive officers, all of the directors and executive officers as a group and other persons who beneficially own more than 5% of the Company’s outstanding voting securities. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person.

Directors (2)	Common shares (1)		Percent of class
Cohen, Daniel	895,033	(3)	2.36%
Beach, Walter	1,117,818	(4)	2.96%
Bradley, Michael	51,000	(5)	*
Chrystal, John	18,500	(6)	*
Cohn, Matt	68,063	(7)	*
Kozlov, Hersh	15,500	(8)	*
Lamb, William	179,750	(9)	*
McEntee, James	124,084	(10)	*
Mastrangelo, Frank	325,216	(11)	*
Tuan, Mei-Mei	1,000	(12)	*

Executive Officers (2)
Cohen, Betsy	1,944,682	(13)	5.09%
Birenbaum, Arthur	180,751	(14)	*
Frenkiel, Paul	150,243	(15)	*
Kuiper, Jeremy	138,672	(16)	*
McGraw, Donald	168,065	(17)	*
Pareigat, Thomas	29,544	(18)	*

All executive officers and directors (16 persons)	5,092,921	(23)	12.91%

Other owners of 5% or more outstanding shares
Wellington Management	2,491,999	(19)	6.61%
Second Curve Capital LLC	2,204,003	(20)	5.85%
BlackRock, Inc.	2,226,870	(21)	5.91%
State Street Corporation	1,903,412	(22)	5.05%

*	Less than 1%

(1)	Includes: (a) Common Shares and (b) Common Shares receivable upon exercise of options held by such person which are vested or will vest within 60 days of July 15, 2015.

(2)	The address of all of the Company’s directors and executive officers is c/o The Bancorp, Inc., 409 Silverside Road Suite 105, Wilmington, Delaware 19809.

(3)

Consists of: (a) 342,281 Common Shares owned directly; (b) 237,500 Common Shares issuable upon exercise of options; (c) 252 Common Shares held in a 401(k) plan account for the benefit of Mr. Cohen; and (d) 315,000 Common Shares owned by a charitable foundation of which Mr. Cohen is a co-trustee.

(4)

Consists of: (a) 150,829 Common Shares owned directly; (b) options to purchase 28,000 Common Shares; and (c) 938,989, Common Shares owned by various accounts managed by Beach Investment Counsel, Inc., Beach Asset Management, LLC or Beach Investment Management, LLC, investment management firms for which Mr. Beach is a principal and which possess investment and/or voting power over the shares. The address for these investment management firms is Five Tower Bridge, 300 Barr Harbor Drive, Suite 220, West Conshohocken, PA 19428.

(5)	Consists of: (a) 25,000 Common Shares owned directly and (b) 26,000 Common Shares issuable upon exercise of options.

(6)	Consists of: (a) 13,500 Common Shares owned directly and (b) 5,000 Common Shares issuable upon exercise of options.

(7)	Consists of: (a) 41,063 Common Shares owned directly and (b) 27,000 Common Shares issuable upon exercise of options.

(8)	Consists of 15,500 Common Shares owned directly.

(9)

Consists of: (a) 124,463 Common Shares owned directly, (b) 30,287 Common Shares held in trusts for the benefit of members of Mr. Lamb’s immediate family and (c) 25,000 Common Shares issuable upon exercise of options.

(10)	Consists of: (a) 98,084 Common Shares owned directly and (b) 26,000 Common Shares issuable upon exercise of options.

In
(11)

Consists of: (a) 61,145 Common Shares owned directly, (b) 2,787 Common Shares held by the Individual Retirement Account, or IRA, of Mr. Mastrangelo’ s spouse, (c) 252,500 Common Shares issuable upon exercise of options and (d) 8,784 Common Shares held in a 401(k) plan account for the benefit of Mr. Mastrangelo.

(12)	Consists of 1,000 Common Shares owned directly.

(13)

Consists of: (a) 515,059 Common Shares owned directly; (b) 301,794 Common Shares held by Solomon Investment Partnership, L.P., of which Mrs. Cohen and her spouse are the sole limited partners and the sole shareholders, officers and directors of the corporate general partner; (c) 527,500 Common Shares issuable upon exercise of options; (d) 131,924 Common Shares held by the IRA of Mrs. Cohen’s spouse; (e) 150,000 Common Shares held by her spouse; (f) 3,405 Common Shares held in a 401(k) plan account for the benefit of Mrs. Cohen; and (g) 315,000 Common Shares owned by a charitable foundation of which Mrs. Cohen is a co-trustee.  Excludes (a) 100,000 shares owned by the Resource America, Inc. Supplemental Employee Retirement Plan trust, of which Mrs. Cohen’s spouse is the beneficiary; and (b) 18,972 Common Shares owned by Resource America, of which Mrs. Cohen’s spouse is chairman.  Mrs. Cohen retired as an officer and director of the Company effective December 31, 2014.

(14)

Consists of: (a) 14,220 Common Shares owned directly, (b) 159,000 Common Shares issuable upon exercise of options, (c) 1,149 Common Shares held by Mr. Birenbaum’s spouse and (d) 6,382 Common Shares held in a 401(k) plan account for the benefit of Mr. Birenbaum.  Mr. Birenbaum resigned as an officer of the Company effective January 8, 2015.

(15)

Consists of: (a) 5,000 Common Shares owned directly, (b) 141,000 Common Shares issuable upon exercise of options and (c) 4,243 Common Shares held in a 401(k) plan account for the benefit of Mr. Frenkiel.

(16)	Consists of: (a) 5,000 Common Shares owned directly, (b) 133,000 Common Shares issuable upon exercise of options and (c) 672 Common Shares held in a 401(k) plan account for the benefit of Mr. Kuiper.

(17)

Consists of: (a) 22,165 Common Shares owned directly, (b) 139,250 Common Shares issuable upon exercise of options and (c) 6,650 Common Shares held in a 401 (k) plan account for the benefit of Mr. McGraw.

(18)

Consists of: (a) 2,500 Common Shares owned directly, (b) 23,750 Common Shares issuable upon exercise of options and (c) 3,294 Common shares held in a 401 (k) plan account for the benefit of  Mr. Pareigat.

(19)	Based solely on a Form 13G/A filed by Wellington Management Company, LLP. on February 12, 2015. The address of Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

(20)	Based solely on Form 13G/A filed by Second Curve Capital, LLC on February 4, 2015. The address of Second Curve Capital, LLC is 237 Park Avenue, 9th Floor, New York, NY 10017.

(21)	Based solely on a Form 13G/A filed by BlackRock, Inc. on January 30, 2015. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(22)	Based solely on a Form 13G/A filed by State Street Corporation, Inc. on February 12, 2015. The address of State Street Corporation is One Lincoln Street, Boston, Massachusetts 02111.
(23)	This number has been adjusted to exclude 315,000 Common Shares which were included in both Mrs. Cohen’s beneficial ownership amount and Mr. Cohen’s beneficial ownership amount.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports.

Based solely on its review of the reports received by it, the Company believes that, during fiscal 2014, no officers, directors or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis.

Information included in the 2015 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Under the Code of Business Conduct, the Company has established a procedure regarding the review and approval of transactions that would be required to be reported under Item 404 of Regulation S-K. Under this procedure, the Audit Committee must approve any such transaction and find it to be on terms comparable to those available on an arms’ length basis from an unaffiliated third party, or find that it otherwise does not create a conflict of interest. The Code of Business Conduct exempts from the review and approval process any employment or other business connection of an officer, director, employee or affiliate with Resource America, Inc., Institutional Financial Markets, Inc. including J.V.B. Financial Group, LLC, the Bank and their affiliates. If the Audit Committee finds a conflict of interest to exist with respect to a particular transaction, that transaction is prohibited unless a waiver of the Code of Business Conduct is approved by the Audit Committee.

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $112,000, $102,000, and $102,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012.  As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC, in 2015. The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Executive Chairman of the Board of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment, and the base expense charges.  Rent expense was $104,000, $104,000 and $104,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $15.1 million and $36.7 million as of December 31, 2014 and 2013, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made in the ordinary course of business and on substantially the same terms,  including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2014, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2014, loans to these related parties included in other assets held for sale amounted to $30.9  million and at December 31, 2013 such loans amounted to $28.5 million.

In addition to these lending transactions, the Bank periodically purchases securities under agreements to resell and engages in other securities transactions with affiliates.    The Company executed securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman has a minority interest.  The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB.  For the twelve months ended December 31, 2014, the Company purchased $3.4 million of AAA rated SBA loans for Community Reinvestment Act purposes through JVB.  The Company had no security purchases from JVB for the twelve months ended December 31, 2014.  From time to time, the Company may also purchase securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2014 and had complied with the terms for all prior repurchase agreements.  A total of $46.3 million of such agreements were outstanding at December 31, 2014 and $6.4 million were outstanding at December 31, 2013.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Grant Thornton for each of the services listed below for each of the Company’s last two fiscal years.

Audit Fees

f
	2014	2013
Audit fees (1)	$3,638,500	$620,117
Audit-related fees (2)	131,848	19,925
Tax fees (3)	180,000	179,773
All other fees (4)	85,825	131,763
Total	$4,036,173	$951,578

(1)

Audit fees consisted of the aggregate fees billed for professional services rendered by Grant Thornton in connection with its audit of the Company’s consolidated financial statements and its limited reviews of the unaudited consolidated interim financial statements that are normally provided in connection with statutory and regulatory filings or engagements for these fiscal years. Audit fees in 2014 include fees incurred in 2015 relating to prior years in connection with the restatement of the  financial statements.

(2)

Audit-related fees consisted of the aggregate fees billed for assurance and related services rendered by Grant Thornton that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not disclosed under “Audit Fees” above.

(3)	Tax fees consisted of the aggregate fees billed for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning in 2014 and 2013.

(4)

All other fees consist of the aggregate fees billed for products and services provided by Grant Thornton other than the services described under audit fees, audit-related fees and tax fees. All other fees in 2014 consisted primarily of permitted information technology services pre-approved by the audit committee.

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in rule 2-01(c)(7)(i)(C) under the Exchange Act are met. None of the audit-related and tax services described above were subject to this Rule and the approval procedures set forth therein. All services provided to the Company by Grant Thornton in 2014 and 2013 were pre-approved by the Audit Committee.

.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2014 and 2013

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2014

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2014

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.Description

3.1Certificate of Incorporation(1)

3.2Amended and Restated Bylaws(12)

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

10.13Form of Grant of Stock Option under the 2013 Plan(10)

10.14Form of Grant of Restricted Stock under the 2013 Plan(10)

10.15Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and Cantor Fitzgerald & Co.(11)

10.15             Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and BTIG, LLC (11)

10.16Sales agreement dated December 30, 2014 among The Bancorp Bank and Walnut Street 2014-1 Issuer, LLC

12.1Ratio of earnings to fixed changes

21.1Subsidiaries of Registrant

23.1Consent of Grant Thornton LLP

31.1Rule 13a-14(a)/15d-14(a) Certifications

31.2Rule 13a-14(a)/15d-14(a) Certifications

32.1Section 1350 Certifications

32.2Section 1350 Certifications

*	Filed herewith.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011.
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013.
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013.
(10) (11)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013. Filed previously as n exhibit to our current report on Form 8-K filed July 11, 2014.
(12)	Filed previously as an exhibit to our annual report on Form 10-K filed March 17, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

September 25, 2015	By:	/s/ Frank M. Mastrangelo
Frank M. Mastrangelo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frank M. Mastrangelo FRANK M. MASTRANGELO	President, Chief Executive Officer and Director (principal executive officer)	September 25, 2015

/s/ Daniel G. Cohen DANIEL G. COHEN	Director	September 25, 2015

/s/ Walter T. Beach WALTER T. BEACH	Director	September 25, 2015

/s/ Michael J. Bradley MICHAEL J. BRADLEY	Director	September 25, 2015
Director
/s/ John Chrystal JOHN CHRYSTAL		September 25, 2015

/s/ Matthew Cohn MATTHEW COHN	Director	September 25, 2015

/s/ William H. Lamb WILLIAM H. LAMB	Director	September 25, 2015

/s/ James J. McEntee III JAMES J. MCENTEE III	Director	September 25, 2015

/s/ Mei-Mei Tuan MEI-MEI TUAN	Director	September 25, 2015

/s/ Hersh Kozlov HERSH KOZLOV	Director	September 25, 2015

/s/ Paul Frenkiel PAUL FRENKIEL	Executive Vice President of Strategy, Chief Financial Officer and Secretary (principal accounting officer)	September 25, 2015