Form 10-Q
period 2015-03-31
Bancorp, Inc.
filed 2015-09-30
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2015

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

As of September 24, 2015 there were 37,758,237  outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 18,636	$ 8,665
Interest earning deposits at Federal Reserve Bank	994,400	1,059,320
Securities purchased under agreements to resell	46,250	46,250
Total cash and cash equivalents	1,059,286	1,114,235

Investment securities, available-for-sale, at fair value	1,442,665	1,493,639
Investment securities, held-to-maturity (fair value $91,675 and $91,914, respectively)	93,662	93,765
Commercial loans held for sale	239,820	217,080
Loans, net of deferred loan fees and costs	870,901	874,593
Allowance for loan and lease losses	(4,243)	(3,638)
Loans, net	866,658	870,955
Federal Home Loan and Atlantic Central Bankers Bank stock	1,003	1,002
Premises and equipment, net	19,158	17,697
Accrued interest receivable	11,290	11,251
Intangible assets, net	5,791	6,228
Deferred tax asset, net	32,025	33,673
Investment in unconsolidated entity, at fair value	190,783	193,595
Assets held for sale	842,574	887,929
Other assets	43,734	45,268
Total assets	$ 4,848,449	$ 4,986,317

LIABILITIES
Deposits
Demand and interest checking	$ 4,182,656	$ 4,289,586
Savings and money market	307,988	330,798
Time deposits	1,400	1,400
Total deposits	4,492,044	4,621,784

Securities sold under agreements to repurchase	7,959	19,414
Subordinated debenture	13,401	13,401
Other liabilities	12,992	12,695
Total liabilities	4,526,396	4,667,294

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,858,152 and 37,808,777
shares issued at March 31, 2015 and December 31, 2014, respectively	37,858	37,809
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	298,402	297,987
Retained earnings	(28,029)	(28,242)
Accumulated other comprehensive income	14,688	12,335
Total shareholders' equity	322,053	319,023

Total liabilities and shareholders' equity	$ 4,848,449	$ 4,986,317

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2015	2014
		(restated)
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 10,697	$ 8,464
Interest on investment securities:
Taxable interest	5,060	5,137
Tax-exempt interest	3,174	2,084
Federal funds sold/securities purchased under agreements to resell	164	106
Interest earning deposits	622	764
	19,717	16,555
Interest expense
Deposits	3,099	2,777
Securities sold under agreements to repurchase	9	12
Subordinated debenture	95	115
	3,203	2,904
Net interest income	16,514	13,651
Provision for loan and lease losses	665	1,275
Net interest income after provision for loan and lease losses	15,849	12,376

Non-interest income
Service fees on deposit accounts	1,760	1,210
Card payment and ACH processing fees	1,253	1,303
Prepaid card fees	13,132	13,468
Gain on sale of loans	1,676	5,484
Gain on sale of investment securities	80	241
Leasing income	519	381
Debit card income	460	426
Affinity fees	412	534
Other	1,485	631
Total non-interest income	20,777	23,678

Non-interest expense
Salaries and employee benefits	15,525	15,145
Depreciation and amortization	1,202	1,050
Rent and related occupancy cost	1,385	1,027
Data processing expense	3,228	3,255
Printing and supplies	615	556
Audit expense	426	376
Legal expense	1,405	630
Amortization of intangible assets	297	304
FDIC insurance	2,853	1,689
Software	1,350	1,168
Insurance	458	451
Telecom and IT network communications	550	521
Securitization and servicing expense	479	578
Consulting	1,488	696
Bank Secrecy Act and lookback consulting expenses	5,744	-
Other	3,855	3,759
Total non-interest expense	40,860	31,205
Income (loss) from continuing operations before income taxes	(4,234)	4,849
Income tax (benefit) provision	(2,427)	1,623
Net income (loss) from continuing operations	$ (1,807)	$ 3,226
Discontinued operations
Income (loss) from discontinued operations	3,099	(2,475)
Income tax provision (benefit)	1,078	(876)

Income (loss) from discontinued operations, net of tax	2,021	(1,599)
Net income available to common shareholders	$ 214	$ 1,627

Net income (loss) per share from continuing operations - basic	$ (0.05)	$ 0.08
Net income (loss) per share from discontinued operations - basic	$ 0.05	$ (0.04)
Net income per share - basic	$ -	$ 0.04

Net income (loss) per share from continuing operations - diluted	$ (0.05)	$ 0.08
Net income (loss) per share from discontinued operations - diluted	$ 0.05	$ (0.04)
Net income per share - diluted	$ -	$ 0.04

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2015	2014
		(restated)
	(in thousands)
Net income
Other comprehensive income, net of reclassifications into net income:	$ 214	$ 1,627

Other comprehensive income
Change in net unrealized gain during the period	4,522	8,583
Reclassification adjustments for losses included in income	(80)	(241)
Reclassification adjustments for foreign currency translation losses	(552)	-
Amortization of losses previously held as available-for-sale	28	5
Net unrealized gain on investment securities	3,918	8,347

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	1,583	3,004
Reclassification adjustments for losses included in income	(28)	(84)
Amortization of losses previously held as available-for-sale	10	2
Income tax expense related to items of other comprehensive income	1,565	2,922

Other comprehensive income net of tax and reclassifications into net income	2,353	5,425
Comprehensive income	$ 2,567	$ 7,052

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2015

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2015	37,808,777	$ 37,809	$ (866)	$ 297,987	$ (28,242)	$ 12,335	$ 319,023
Net income					213		213
Common stock issued as restricted shares,
net of tax benefits	49,375	49		(49)	-		-
Stock-based compensation	-	-	-	464	-	-	464
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	2,353	2,353

Balance at March 31, 2015	37,858,152	$ 37,858	$ (866)	$ 298,402	$ (28,029)	$ 14,688	$ 322,053

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)

	For the three months
	ended March 31,
	2015	2014
		(restated)
Operating activities
Net income (loss) from continuing operations	$ (1,807)	$ 3,226
Net income (loss) from discontinued operations, net of tax	2,021	(1,599)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,499	1,354
Provision for loan and lease losses	665	1,275
Net amortization of investment securities discounts/premiums	3,573	3,441
Stock-based compensation expense	464	772
Loans originated for sale	(125,923)	(218,587)
Sale of loans originated for resale	104,859	75,441
Gain on sales of loans originated for resale	(1,676)	(5,484)
Gain on sale of fixed assets	(2)	(2)
Gain on sales of investment securities	(80)	(241)
Increase in accrued interest receivable	(39)	(1,928)
Decrease in other assets	1,203	36,401
Increase in discontinued assets held for sale	(20,392)	(43,923)
Increase (decrease) in other liabilities	297	(1,552)
Net cash used in operating activities	(35,338)	(151,407)

Investing activities
Purchase of investment securities available-for-sale	(30,401)	(222,550)
Proceeds from sale of investment securities available-for-sale	35,226	24,173
Proceeds from redemptions and prepayments of securities held-to-maturity	89	38
Proceeds from redemptions and prepayments of securities available-for-sale	47,140	64,004
Net decrease (increase) in loans	3,632	(103,103)
Net decrease in discontinued loans held for sale	65,747	19,098
Proceeds from sale of fixed assets	144	11
Purchases of premises and equipment	(2,805)	(1,092)
Investment in unconsolidated entity	2,812	-
Net cash provided by (used in) investing activities	121,584	(219,421)

Financing activities
Net decrease in deposits	(129,740)	(25,781)
Net decrease in securities sold under agreements to repurchase	(11,455)	(4,730)
Proceeds from the exercise of options	-	71
Excess tax benefit from share-based payment arrangements	-	-
Net cash used in financing activities	(141,195)	(30,440)

Net decrease in cash and cash equivalents	(54,949)	(401,268)

Cash and cash equivalents, beginning of period	1,114,235	1,235,949

Cash and cash equivalents, end of period	$ 1,059,286	$ 834,681

Supplemental disclosure:
Interest paid	$ 3,129	$ 2,911
Taxes paid	$ -	$ 1,129

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K report). Note T in those financial statements present restated interim financial statements as described therein. The results of operations for the three month period ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2015, the Company had four stock-based compensation plans, which are more fully described in its Annual Report on Form 10-K for the year ended December 31, 2014 and the portions of the Company’s Proxy Statement for the year ended 2014, incorporated therein by reference.

The Company did not grant stock options in the first quarter of 2015 or 2014.  There were no common stock options exercised in the three month period ended March 31, 2015 and 59,999 common stock options exercised in the three month period ended March 31, 2014.  The total intrinsic value of the options exercised during the three months ended March 31, 2015 and 2014 was $0 and $594,000, respectively.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2015	2,602,000	$ 9.72	5.39	$ 5,010,208
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(232,500)	14.24	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2015	2,369,500	$ 9.27	5.66	$ 1,684,163
Exercisable at March 31, 2015	2,019,875	$ 9.35	5.38	$ 1,450,426

The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in the first three months of 2015.  There were no restricted stock units granted in the first three months of 2014.  The total fair value of restricted stock units vested for the three months ended March 31, 2015 and 2014 was $430,000 and $886,000, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2015	148,381	$ 10.46	2.07
Granted	86,992	9.11	2.00
Vested	(49,375)	10.45	-
Forfeited	-	-	-
Outstanding at March 31, 2015	185,998		1.88

As of March 31, 2015, there was a total of $2.9 million of unrecognized compensation cost related to non-vested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.37 years.  Related compensation expense for the three months ended March 31, 2015 and 2014 was $464,000 and $772,000 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (1,807)	37,745,619	$ (0.05)

Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ (1,807)	37,745,619	$ (0.05)

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 2,021	37,745,619	$ 0.05
Effect of dilutive securities
Common stock options	-	312,782	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 2,021	38,058,401	$ 0.05

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 214	37,745,619	$ -
Effect of dilutive securities
Common stock options	-	312,782	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 214	38,058,401	$ -

Stock options for 892,000 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at March 31, 2015, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the three months ended
	March 31, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ 3,226	37,680,614	$ 0.08
Effect of dilutive securities
Common stock options	-	965,034	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 3,226	38,645,648	$ 0.08

For the three months ended
March 31, 2014
(restated)

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ (1,599)	37,680,614	$ (0.04)
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ (1,599)	37,680,614	$ (0.04)

	For the three months ended
	March 31, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 1,627	37,680,614	$ 0.04
Effect of dilutive securities
Common stock options	-	965,034	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 1,627	38,645,648	$ 0.04

Stock options for 3,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at March 31, 2014 but were not included in dilutive earnings per share computation because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

Available-for-sale	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 18,345	$ 62	$ (26)	$ 18,381
Federally insured student loan securities	124,124	416	(387)	124,153
Tax-exempt obligations of states and political subdivisions	529,820	17,908	(156)	547,572
Taxable obligations of states and political subdivisions	58,207	2,742	(55)	60,894
Residential mortgage-backed securities	403,145	3,514	(453)	406,206
Commercial mortgage-backed securities	107,854	1,129	(1,199)	107,784
Foreign debt securities	60,290	520	(76)	60,734
Corporate and other debt securities	116,310	723	(92)	116,941
	$ 1,418,095	$ 27,014	$ (2,444)	$ 1,442,665

Held-to-maturity	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,895	$ 379	$ (3,834)	$ 14,440
Other debt securities - pooled	75,767	1,468	-	77,235
	$ 93,662	$ 1,847	$ (3,834)	$ 91,675

Available-for-sale	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,519	$ 42	$ -	$ 16,561
Federally insured student loan securities	125,789	613	(390)	126,012
Tax-exempt obligations of states and political subdivisions	535,622	16,027	(380)	551,269
Taxable obligations of states and political subdivisions	58,868	2,614	(103)	61,379
Residential mortgage-backed securities	419,503	3,504	(878)	422,129
Commercial mortgage-backed securities	123,519	1,220	(1,500)	123,239
Foreign debt securities	67,094	130	(346)	66,878
Corporate and other debt securities	126,610	225	(663)	126,172
	$ 1,473,524	$ 24,375	$ (4,260)	$ 1,493,639

Held-to-maturity	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,882	$ 531	$ (3,820)	$ 14,593
Other debt securities - pooled	75,883	1,438	-	77,321
	$ 93,765	$ 1,969	$ (3,820)	$ 91,914

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.0 million at March 31, 2015 and December 31, 2014.

The amortized cost and fair value of the Company’s investment securities at March 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 108,735	$ 108,782	$ -	$ -
Due after one year through five years	325,220	328,725	7,019	7,299
Due after five years through ten years	413,877	425,944	-	-
Due after ten years	570,263	579,214	86,643	84,376
	$ 1,418,095	$ 1,442,665	$ 93,662	$ 91,675

At March 31, 2015 and December 31, 2014, investment securities with a book value of approximately $24.5 million and $25.7 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Fair values of available-for-sale securities are based on the fair market value supplied by a third-party market data provider while the fair values of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in the first three months of 2015.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2015 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 12,130	$ (26)	$ -	$ -	$ 12,130	$ (26)

Federally insured student loan securities	10	44,090	(206)	21,479	(181)	65,569	(387)
Tax-exempt obligations of states and
political subdivisions	50	10,338	(59)	22,637	(97)	32,975	(156)
Taxable obligations of states and
political subdivisions	8	1,968	-	7,194	(55)	9,162	(55)
Residential mortgage-backed securities	24	34,578	(128)	44,879	(325)	79,457	(453)
Commercial mortgage-backed securities	27	13,190	(9)	59,112	(1,190)	72,302	(1,199)
Foreign debt securities	10	5,230	(53)	3,809	(23)	9,039	(76)
Corporate and other debt securities	13	31,924	(64)	4,283	(28)	36,207	(92)
Total temporarily impaired
investment securities	145	$ 153,448	$ (545)	$ 163,393	$ (1,899)	$ 316,841	$ (2,444)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,141	$ (3,834)	$ 5,141	$ (3,834)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,141	$ (3,834)	$ 5,141	$ (3,834)

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

Other securities, included in the held-to-maturity classification at March 31, 2015,  consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company;  and (ii) book value of a bank senior note of $7.0 million.

A total of $75.8 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $82,000, which was collateralized by bank trust preferred securities;  and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of March 31, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,901	$ 2,000	$ 99	Not rated
Security B	8,975	5,141	(3,834)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of March 31, 2015 (in thousands):

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 82	$ 173	$ 91	CAA1	*

* There is no excess subordination for these securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality. The Company’s unrealized loss for other debt securities, which include two single  issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected the fair value option for the entirety of these loans to better reflect the economics of the transactions.  At March 31, 2015, the fair value of these loans held for sale was $239.8 million and the unpaid principal balance was $235.0 million.  Included in gain on sale of loans in the Statement of Operations were gains recognized from changes in fair value of  $513,000 for the quarter ended March 31, 2015.  There were no amounts of changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statement of Operations. In the three months ended March 31, 2015, the Company recognized $1.7 million of gains upon the sale of loans.

The Company analyzes credit risk prior to making loans, on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2015	2014

SBA non real estate	$ 62,385	$ 62,425
SBA commercial mortgage	84,430	82,317
SBA construction	15,181	20,392
Total SBA loans	161,996	165,134

Direct lease financing	220,559	194,464
SBLOC	447,649	421,862
Other specialty lending	1,862	48,625
Other consumer loans	30,120	36,168
	862,186	866,253
Unamortized loan fees and costs	8,715	8,340
Total loans, net of deferred loan costs	$ 870,901	$ 874,593

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.5 million and $1.8 million at March 31, 2015 and December 31, 2014, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at March 31, 2015 and December 31, 2014 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2015
Without an allowance recorded
SBA non real estate	$ 350	$ 350	$ -	$ 175	$ -
Consumer - other	342	342	-	344	-
Consumer - home equity	1,547	1,647	-	1,187	-
With an allowance recorded					-
SBA non real estate	957	957	280	577	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,080	1,080	439	1,080	-
Total
SBA non real estate	1,307	1,307	280	752	-
Consumer - other	342	342	-	344	-
Consumer - home equity	2,627	2,727	439	2,267	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing interest and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2015, March 31, 2014, or December 31, 2014) (in thousands):

March 31,	March 31,	December 31,

	2015	2014	2014
		(restated)
Non-accrual loans
SBA non real estate	$ 1,117	$ 1,333	$ -
Consumer	2,627	2,605	1,907
Total non-accrual loans	3,744	3,938	1,907

Loans past due 90 days or more	769	189	149
Total non-performing loans	4,513	4,127	2,056
Other real estate owned	-	-	-
Total non-performing assets	$ 4,513	$ 4,127	$ 2,056

The Company’s loans that were modified as of March 31, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 190	$ 190	1	$ 197	$ 197
Consumer	1	342	342	1	346	346
Total	2	$ 532	$ 532	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings  as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 190	$ -	$ -	$ 197	$ -
Consumer	-	342	-	-	346	-
Total	$ -	$ 532	$ -	$ -	$ 543	$ -

As of March 31, 2015 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted.

As of March 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.  There were no loans that were restructured in the last 12 months that have subsequently defaulted.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
March 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(9)	-	-	-	-	-	(52)	-	(61)
Recoveries	-	-	-	-	-	-	1	-	1
Provision (credit)	517	(167)	(40)	236	28	(65)	97	59	665
Ending balance	$ 893	$ 294	$ 74	$ 1,072	$ 590	$ 1	$ 1,227	$ 92	$ 4,243

Ending balance: Individually evaluated for impairment	$ 280	$ -	$ -	$ -	$ -	$ -	$ 439	$ -	$ 719

Ending balance: Collectively evaluated for impairment	$ 613	$ 294	$ 74	$ 1,072	$ 590	$ 1	$ 788	$ 92	$ 3,524

Loans:
Ending balance	$ 62,385	$ 84,430	$ 15,181	$ 220,559	$ 447,649	$ 1,862	$ 30,120	$ 8,715	$ 870,901

Ending balance: Individually evaluated for impairment	$ 1,307	$ -	$ -	$ -	$ -	$ -	$ 2,969	$ -	$ 4,276

Ending balance: Collectively evaluated for impairment	$ 61,078	$ 84,430	$ 15,181	$ 220,559	$ 447,649	$ 1,862	$ 27,151	$ 8,715	$ 866,625

December 31, 2014
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

March 31, 2014 (restated)
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	-	-	-	-	-	-	(121)	-	(121)
Recoveries	-	-	-	-	-	-	14	-	14
Provision (credit)	416	238	41	(136)	27	57	266	366	1,275
Ending balance	$ 835	$ 734	$ 41	$ 175	$ 320	$ 58	$ 2,520	$ 366	$ 5,049

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 607	$ -	$ 992

Ending balance: Collectively evaluated for impairment	$ 450	$ 734	$ 41	$ 175	$ 320	$ 58	$ 1,913	$ 366	$ 4,057

Loans:
Ending balance	$ 53,046	$ 86,600	$ 4,748	$ 181,007	$ 319,854	$ 42,209	$ 47,884	$ 5,399	$ 740,747

Ending balance: Individually evaluated for impairment	$ 1,307	$ -	$ -	$ -	$ -	$ -	$ 2,969	$ -	$ 4,276

Ending balance: Collectively evaluated for impairment	$ 51,739	$ 86,600	$ 4,748	$ 181,007	$ 319,854	$ 42,209	$ 44,915	$ 5,399	$ 736,471

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2015 or December 31, 2014.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 52	$ -	$ -	$ 1,117	$ 1,169	$ 61,216	$ 62,385
SBA commercial mortgage	-	-	-	-	-	84,430	84,430
SBA construction	-	-	-	-	-	15,181	15,181
Direct lease financing	5,388	1,398	769	-	7,555	213,004	220,559
SBLOC	-	-	-	-	-	447,649	447,649
Other specialty lending	-	-	-	-	-	1,862	1,862
Consumer - other	-	-	-	-	-	25,412	25,412
Consumer - home equity	327	9	-	2,627	2,963	1,745	4,708
Unamortized loan fees and costs	-	-	-	-	-	8,715	8,715
	$ 5,767	$ 1,407	$ 769	$ 3,744	$ 11,687	$ 859,214	$ 870,901

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

March 31, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 45,020	$ -	$ 1,307	$ -	$ -	$ 1,595	$ 14,463	$ 62,385
SBA commercial mortgage	58,077	-	-	-	-	3,591	22,762	84,430
SBA construction	13,405	-	-	-	-	1,481	295	15,181
Direct lease financing	73,995	-	840	-	-	4,013	141,711	220,559
SBLOC	163,903	-	-	-	-	6,210	277,536	447,649
Other specialty lending	237	-	-	-	-	-	1,625	1,862

Consumer	9,045	835	2,627	-	-	-	17,613	30,120
Unamortized loan fees and costs	-	-	-	-	-	-	8,715	8,715
	$ 363,682	$ 835	$ 4,774	$ -	$ -	$ 16,890	$ 484,720	$ 870,901

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and were not loans otherwise selected in ongoing portfolio evaluation. The loan portfolio review coverage was approximately 42% at March 31, 2015 and approximately 45% at December 31, 2014. This review is performed by the loan review department, which is independent of the loan departments and reports directly to the audit committee.  All classified loans are reviewed by our independent loan review function.  Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.  Loans are subject to review by their relationship manager and senior loan personnel. As a result of transferring loans into “Discontinued Operations”, management is currently reassessing the review scope for the continuing operations portfolio.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011, which was terminated in the first quarter of 2015.  The Company paid only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $21,000 for the three months ended March 31, 2015 and $26,000 for the three months ended March 31, 2014. This agreement was terminated January 31, 2015.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012, which was terminated in the first quarter of 2015.  As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC in 2015.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Executive Chairman of the Board of the general partner of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $9,000 for the three months ended March 31, 2015 and $26,000 for the three months ended March 31, 2014.

The Bank maintains deposits for various affiliated companies totaling approximately $32.8 million and $15.1 million as of March 31, 2015 and December 31, 2014, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At March 31, 2015, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Assets held for sale amounted to $27.8 million at March 31, 2015 and $28.1 million at December 31, 2014. Loans to these related parties included in Loans, net of deferred loan fees and costs amounted to $2.6 million at March 31, 2015 and $2.8 million as December 31, 2014.

In addition to these lending transactions, the Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows. The Company has  executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB.  The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at March 31, 2015 and had complied with all terms for all prior repurchase agreements. A total of $46.3 million of such agreements were outstanding at March 31, 2015 and December 31, 2014, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.06 billion and $1.11 billion as of March 31, 2015 and December 31, 2014, respectively, which approximated fair values.

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

Loans, net of deferred loan fees and cost, have an estimated fair value using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

For the senior and subordinated notes discussed above, based upon a third party review, there has not been material impairment since December 31, 2014. The market rate for those notes  approximates stated rates.

Assets held for sale at March 31, 2015 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized. For accrued interest, carrying value approximates market value for these performing loans.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at March 31, 2015, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	March 31, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,442,665	$ 1,442,665	$ 51,458	$ 1,391,207	$ -
Investment securities held-to-maturity	93,662	91,675	7,300	-	84,375
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,003	1,003	-	-	1,003
Commercial loans held for sale	239,820	239,820	-	-	239,820
Loans, net	870,901	858,371	-	-	858,371
Investment in unconsolidated entity, senior note	175,599	175,599	-	-	175,599
Investment in unconsolidated entity, subordinated note	15,184	15,184	-	-	15,184
Assets held for sale	842,574	842,574	-	-	842,574
Demand and interest checking	4,182,656	4,182,656	4,182,656	-	-
Savings and money market	307,988	307,988	307,988	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,093	-	-	8,093
Securities sold under agreements to repurchase	7,959	7,959	7,959	-	-
Interest rate swaps, liability	1,441	1,441	-	1,441	-

	December 31, 2014
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,493,639	$ 1,493,639	$ 66,287	$ 1,425,986	$ 1,366
Investment securities held-to-maturity	93,765	91,914	7,448	-	84,466
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	1,002	-	-	1,002
Commercial loans held for sale	217,080	217,080	-	-	217,080
Loans, net	874,593	869,871	-	-	869,871
Investment in unconsolidated entity, senior note	178,187	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	15,408	-	-	15,408
Assets held for sale	887,929	887,929	-	-	887,929
Demand and interest checking	4,289,586	4,289,586	4,289,586	-	-
Savings and money market	330,798	330,798	330,798	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,042	-	-	8,042
Securities sold under agreements to repurchase	19,414	19,414	19,414	-	-
Interest rate swaps, liability	942	942	-	942	-

The assets measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 18,381	$ -	$ 18,381	$ -
Federally insured student loan securities	124,153	-	124,153	-
Obligations of states and political subdivisions	608,466	1,184	607,282	-
Residential mortgage-backed securities	406,206	-	406,206	-
Commercial mortgage-backed securities	107,784	-	107,784	-
Foreign debt securities	60,734	12,530	48,204	-
Other debt securities	116,941	37,744	79,197	-
Total investment securities available for sale	1,442,665	51,458	1,391,207	-
Loans held for sale	239,820	-	-	239,820
Investment in unconsolidated entity, senior note	175,599	-	-	175,599
Investment in unconsolidated entity, subordinated note	15,184	-	-	15,184
Interest rate swaps, liability	1,441	-	1,441	-
	$ 1,871,827	$ 51,458	$ 1,389,766	$ 430,603

Fair Value Measurements at Reporting Date Using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
Fair value	assets	inputs	inputs
December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,561	$ -	$ 16,561	$ -
Federally insured student loan securities	126,012	-	126,012	-
Obligations of states and political subdivisions	612,648	1,182	611,466	-
Residential mortgage-backed securities	422,129	-	422,129	-
Commercial mortgage-backed securities	123,239	-	123,239	-
Foreign debt securities	66,878	14,098	52,235	545
Other debt securities	126,172	51,007	74,344	821
Total investment securities available for sale	1,493,639	66,287	1,425,986	1,366
Loans held for sale	217,080	-	-	217,080
Investment in unconsolidated entity, senior note	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	-	-	15,408
Interest rate swaps, liability	942	-	942	-
	$ 1,903,372	$ 66,287	$ 1,425,044	$ 412,041

The Company’s Level 3 assets are listed below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Beginning balance	$ 1,366	$ 551	$ 217,080	$ 69,904
Transfers into level 3	-	1,279	-	-
Transfers out of level 3	-	(551)	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(23)	-	513	1,846
Included in other comprehensive income	-	87	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	125,923	630,165
Sales	(1,343)	-	(103,696)	(484,835)
Settlements	-	-	-	-
Ending balance	$ -	$ 1,366	$ 239,820	$ 217,080

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 2,427	$ 3,587

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	March 31, 2015	December 31, 2014
Beginning balance	$ 193,595	$ -
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)

Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	193,595
Issuances	-	-
Sales	-	-
Settlements	(2,812)	-
Ending balance	$ 190,783	$ 193,595

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 4,276	$ -	$ -	$ 4,276

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,450	$ -	$ -	$ 2,450
Intangible assets	6,228	-	-	6,228
	$ 8,678	$ -	$ -	$ 8,678

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2015, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $4.3 million through specific reserves and other write downs of $718,000 or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at March 31, 2015 were troubled debt restructured loans with a balance of $532,000 which had specific reserves of $34,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of March 31, 2015, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $66.8 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank

Offering Rate (LIBOR).  The Company recorded a loss of $500,000 for the three months ended March 31, 2015 to recognize the fair value of derivative instruments.  The amount payable by the Company under these swap agreements was $1.7 million at March 31, 2015, as recorded in other liabilities.  At March 31, 2015, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.1 million.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2015 are summarized below (in thousands):

	March 31, 2015
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
November 10, 2024	$ 10,800	2.5%	0.26%	$ (499)
January 2, 2025	15,500	2.3%	0.27%	(411)
February 26, 2025	5,100	2.1%	0.26%	(28)
February 10, 2025	6,000	2.1%	0.26%	(61)
March 6, 2025	2,600	2.2%	0.26%	(54)
March 10, 2025	4,200	2.4%	0.26%	(132)
March 23, 2025	4,000	2.0%	0.26%	(16)
March 25, 2025	4,500	2.0%	0.27%	2
September 2, 2024	4,800	2.5%	0.26%	(212)
April 1, 2025	5,800	2.1%	0.27%	(25)
April 2, 2025	3,500	2.0%	0.27%	(5)
Total	$ 66,800			$ (1,441)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid program manager in Europe for approximately $1.8 million to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 acquisition cost to software used for its fraud monitoring and other utilities for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of March 31, 2015 the accumulated amortization was $639,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($4.7 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of March 31, 2015 the accumulated amortization was $7.3 million.  For both 2015 and 2014, amortization expense for the first quarter was $250,000.

Note 11. Recent Accounting Pronouncements

In January 2014, FASB Accounting Standards Update (“ASU”) No. 2014-04, amended ASC Sub-Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors.” The amendments clarify that an in substance repossession or foreclosure occurs, and the Company  is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments in this update are effective for the annual periods beginning on or after December 15, 2014 and an entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method as allowed in ASU No. 2014-04.  The implementation of ASU No. 2014-04 did not have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016.  The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing”.  The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2014.  The adoption of this ASU did not have a significant impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04.  The adoption of this ASU did not have a significant impact on the Company's financial condition or results of operations.

Note 12. Regulatory Matters

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

Note 13. Legal

On July 17, 2014, a class action securities complaint, captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System.  Filed under the caption of In re The Bancorp Inc. Securities Litigation, the consolidated complaint asserts claims against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, and alleges that during a class period beginning April 24, 2013 through July 23, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.   The consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.   The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the consolidated complaint on March 24, 2015.  Following Bancorp’s April 1, 2015 announcement that it would be restating its financial statements, the parties entered into a stipulation dated April 10, 2015 allowing the plaintiffs to file an amended complaint within 28 days of Bancorp filing its restated financial statements, and giving the defendants 28 days to respond to the amended complaint.  The court approved the parties’ stipulation on April 14, 2015.  This litigation is in its preliminary stages.  Management has been advised by their counsel in the matter that reasonably possible losses cannot be estimated.  Management believes that the complaint is without merit and we intend to defend vigorously.

In addition, management is a party to various routine legal proceedings arising out of the ordinary course of our business.   Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations

.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014. As a result of the evaluation the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate the remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business; specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, Small Business Administration loans, leasing and security backed lines of credit and any deposits generated by those business lines.  Payments include prepaid cards, merchant payments and healthcare accounts.  Corporate includes our investment portfolio and corporate overhead and other non allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

For the three months ended March 31, 2015
Specialty finance	Payments	Corporate	Discontinued operations	Total

	(in thousands)
Interest income	$ 10,688	$ 10	$ 9,019	$ -	$ 19,717
Interest allocation	-	9,019	(9,019)	-	-
Interest expense	1,212	1,790	200	-	3,203
Net interest income	9,476	7,239	(200)	-	16,514
Provision for loan and lease losses	665	-	-	-	665
Non-interest income	4,012	16,739	26	-	20,777
Non-interest expense	10,449	25,979	4,433	-	40,860
Income (loss) from continuing operations before taxes	2,374	(2,001)	(4,607)	-	(4,234)
Income taxes	-	-	(2,427)	-	(2,427)
Income (loss) from continuing operations	2,374	(2,001)	(2,180)	-	(1,807)
Income from discontinued operations	-	-	-	2,021	2,021
Net income (loss)	$ 2,374	$ (2,001)	$ (2,180)	$ 2,021	$ 214

	For the three months ended March 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 8,449	$ 15	$ 8,091	$ -	$ 16,555
Interest allocation	-	8,091	(8,091)	-	-
Interest expense	1,006	1,487	412	-	2,904
Net interest income	7,443	6,619	(412)	-	13,651
Provision for loan and lease losses	1,275	-	-	-	1,275
Non-interest income	6,902	16,762	15	-	23,678
Non-interest expense	9,971	17,893	3,341	-	31,205
Income (loss) from continuing operations before taxes	3,099	5,488	(3,738)	-	4,849
Income taxes	-	-	1,623	-	1,623
Income (loss) from continuing operations	3,099	5,488	(5,361)	-	3,226
Loss from discontinued operations	-	-	-	(1,599)	(1,599)
Net income (loss)	$ 3,099	$ 5,488	$ (5,361)	$ (1,599)	$ 1,627

March 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,113,693	$ 31,633	$ 2,860,549	$ 842,574	$ 4,848,449
Total liabilities	$ 1,213,905	$ 3,025,623	$ 286,867	$ -	$ 4,526,396

December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,099,914	$ 30,503	$ 2,967,971	$ 887,929	$ 4,986,317
Total liabilities	$ 1,165,567	$ 3,198,129	$ 303,598	$ -	$ 4,667,294

Note 15. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and will focus on its specialty finance lending. The loans which constitute the commercial portfolio are in the process of disposition. As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed are presented as assets held for sale  on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
		(restated)
	(in thousands)
Interest income	$ 8,535	$ 12,660
Interest expense	-	-
Provision for loan and lease losses	-	13,860
Net interest income	8,535	(1,200)

Non interest income	48	477
Non interest expense	5,484	1,752

Income (loss) before taxes	3,099	(2,475)
Income tax provision	1,078	(876)
Net income (loss)	$ 2,021	$ (1,599)

	March 31,	December 31,
	2015	2014
	(in thousands)
Loans, net	$ 819,602	$ 867,399
Other assets	22,972	20,530
Total assets	$ 842,574	$ 887,929

Based upon an independent third party review performed as of September 30, 2014, the first reporting date after discontinuance of commercial loan operations, the Company marked the $1.1 billion commercial lending portfolio balance as of that date to lower of cost or market.  An independent third party financial advisory firm performed the lower of cost or market valuation, using the income approach in a discounted cash flow model. Large balance commercial loans were modeled on a loan level basis. Small balance commercial loans were modeled on a pool basis where loans are grouped by common characteristics including loan type, loan collateral, amortization type and coupon. The expected cash flows for the loans or pools were derived from the contractual loan terms, adjusted for prepayments and credit considerations as applicable. The loan level credit analysis was also performed by an independent third party which reviewed the majority of the credit portfolio for credit inputs into the model. Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Discount rates used in the model were derived from observable market interest rates or credit spreads for comparable loans including national and regional commercial loan pricing surveys, dealer market research and market pricing quotations for new issuance. Market quoted interest rates were adjusted for the subject loan or pool to account for differences in loan characteristics including loan term, loan size, loan vintage and loan credit quality.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	1.87%-7.93%

Small balance commercial loans	Discounted cash flows	Discount rate	4.12%-6.77%

 As of March 31, 2015 independent third parties also performed a fair valuation and determined that a significant additional mark was not required.   The results of discontinued operations do not include any future severance payments. In addition to the sales in 2014. $150 million of loans were sold at a net gain of approximately $2.2 million in the second quarter of 2015.

Note 16. Subsequent Events

The Company evaluated its March 31, 2015 financial statements for subsequent events through the date the financial statements were issued.  In the second quarter of  2015, $150 million of loans were sold at a net gain of approximately $2.2 million.

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

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. The Company is currently utilizing the tax expenses as calculated on year-to-date numbers, since small changes in annual estimates would have a significant change in the annual effective rate.

Recent Developments

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  To dispose of our commercial loan portfolio, we have engaged several intermediaries which are in the business of selling loans, primarily to other financial institutions, to assist in completing loan sales.  As of June 30, 2015, we had sold loans with a book value of approximately $342.2 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $342.2 million of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity.  The securitization is managed by an independent investor, which contributed $16 million of equity to that entity. The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated subsidiary. See “Financial Condition-Investment in Unconsolidated Subsidiary” below.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.

We have adjusted our financial statement presentation for items related to discontinued operations. Separately, we have restated our financial statements for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been filed prior to  Form 10-K for the year ended December 31, 2014.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which  those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter, when commercial lending operations were discontinued.  An additional $28.5 million of discontinued operations losses that were not previously reported were included within these periods.  Also, $12.7 million of losses incurred in 2015 related to loans that were resolved before the issuance date of our financial statements and were reflected in our 2014 financial statements.  Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations.

The Bank has entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent Order, with the Federal Deposit Insurance Corporation , or FDIC, which became effective on June 5, 2014. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.

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

To date, the Bank has implemented multiple upgrades that address the requirements of the 2014 Consent Order, such as appointing a qualified BSA/OFAC officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions, and increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards.  Although these measures have increased and will continue to add to non-interest expense, including significant initial consulting fees, we expect that the growth in our continuing lines of business should, over time, offset these expenses.  See “Non- Interest Expense”

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments. Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.  Subsequent to December 31, 2014 the primary BSA-AML consultant performed services resulting in $638,000 in billings reflected as expense in 2015, with no additional billings expected.  The primary consultant for the lookback performed services resulting in $5.2 million in billings and expense in the first quarter of 2015 and  $9.1 million in billings and expense in the second quarter of 2015. We cannot now estimate expenses for remaining lookback services; however, we expect that the lookback will be completed in the second quarter of 2016.

On August 27, 2015, the Bank entered into an Amendment to Consent Order, or the Amendment, with the FDIC, amending the 2014 Consent Order.  The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The Amendment provides that the Bank may not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock,  make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve. The Federal Reserve has approved the payment of the interest on the Company’s trust preferred securities due September 15, 2015. Future payments are subject to future approval by the Federal Reserve.

We learned through a compliance examination that certain actions of third parties through which we issue cards are being scrutinized by the FDIC.  The FDIC has informed us that it is analyzing  certain operational aspects related to these card programs which may constitute unfair or deceptive acts or practices regulations under Section 5 of the Federal Trade Commission Act.  The operational practices of the third parties identified by the FDIC were the following: practices relating to the termination of a third-party rewards program tied to deposit accounts, including the timing of the notice of termination, and the disclosure of the effects of such termination on the consumer’s ability to obtain unredeemed rewards; practices performed by third parties relating to the time frames within which we must respond to a consumer’s notice of error with respect to electronic transactions in various types of deposit accounts; and practices relating to the timing and frequency of disclosed account fees and the manner by which the account holder is notified of these fees in periodic statements  generated by third parties.  While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not indemnified.

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

 Results of Operations

First quarter 2015 to first quarter 2014

Net Income:  Net loss from continuing operations for the first quarter of 2015 was $1.8 million compared to $3.2 million of net income for the first quarter of 2014.  After discontinued operations, net loss for the first quarter of 2015 was $214,000 compared to $1.6 million for the first quarter of 2014.  A $2.9 million increase in net interest income was more than offset by a $2.7 million decrease in non-interest income (excluding security gains), $5.7 million of BSA related consulting expenses,  $3.9 million of higher other non interest expense and a $610,000 decrease in the provision for loan and lease losses.  Non-interest income (excluding security gains) decreased to $20.7 million in first quarter 2015 from $23.4 million in first quarter 2014, primarily reflecting a $3.8 million decrease in gain on sale of loans.  Gain on sale of loans was $1.7 million for the first quarter of 2015 compared to $5.5 million for first quarter 2014 reflecting lower margins in the current year period.  Net interest income increased to $16.5 million from $13.7 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses decreased $610,000 to $665,000 in first quarter 2015,  compared to $1.3 million in first quarter 2014, reflecting the impact of higher reserves on specific loans in the first quarter of 2014.  Net income from discontinued operations was $2.0 million in first quarter 2015,  compared to $1.6 million net loss on discontinued operations for the first quarter of 2014.  Diluted loss per share was $0.00 in first quarter 2015 compared to $0.05 in the first quarter of 2014.

Net Interest Income:  Our net interest income for first quarter 2015 increased to $16.5 million, an increase of $2.9 million or 21.0% from $13.7 million in first quarter 2014.  Our interest income for first quarter 2015 increased to $19.7 million, an increase of $3.2 million or 19.1% from $16.6 million for first quarter 2014.  The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $1.23 billion for first quarter 2015 from $839.9 million for first quarter 2014, while related interest income increased $2.0 million on a tax equivalent basis.  Our average investment securities increased to $1.56 billion for first quarter 2015 from $1.41 billion for first quarter 2014, while related interest income increased $1.6 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2015 of 2.22% was comparable to 2.30% in the first quarter of 2014.  In first quarter 2015,  the average yield on our loans decreased to 3.46% from 4.17% for first quarter 2014, a decrease of 71 basis points. The decrease reflects a higher proportion of security backed lines of credit which generally carry lower yields and experience lower losses than our other loans. Yields on taxable investments were comparable at 1.97% and 2.01%.  Yields on non-taxable investments were higher at 3.67% compared to 3.28%, respectively, an increase of 39 basis points.  Average interest earning deposits at the Federal Reserve Bank decreased $139.0 million, or 11.3% to $1.10 billion in first quarter 2015 from $1.24 billion in first quarter 2014, as overnight investments were deployed into loans and investment securities.  The interest cost of total deposits and interest bearing liabilities of 0.28% for first quarter 2015 was comparable to the 0.25% in first quarter 2014.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2015			2014
				(restated)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,214,378	$ 10,507	3.46%	$ 821,593	$ 8,560	4.17%
Leases - bank qualified*	17,555	292	6.65%	18,288	247	5.40%
Investment securities-taxable	1,028,718	5,061	1.97%	1,020,135	5,137	2.01%
Investment securities-nontaxable*	532,324	4,883	3.67%	391,486	3,207	3.28%
Interest earning deposits at Federal Reserve Bank	1,096,344	622	0.23%	1,235,319	764	0.25%
Federal funds sold and securities purchased under agreement to resell	46,250	164	1.42%	30,545	106	1.39%
Net interest earning assets	3,935,569	21,529	2.19%	3,517,366	18,021	2.05%

Allowance for loan and lease losses	(3,640)			(2,748)
Assets held for sale	758,111	8,536	4.50%	1,323,742	12,660	3.83%
Other assets	318,911			149,706
	$ 5,008,951			$ 4,988,066

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,290,835	$ 2,606	0.24%	$ 4,015,547	$ 2,238	0.22%
Savings and money market	318,776	487	0.61%	498,185	504	0.40%
Time	1,400	6	0.00%	13,342	35	0.00%
Total deposits	4,611,011	3,099	0.27%	4,527,074	2,777	0.25%

Short-term borrowings	-	-	0.00%	22	-	0.00%
Repurchase agreements	13,147	9	0.27%	16,752	12	0.29%
Subordinated debt	13,401	95	2.84%	13,401	115	3.43%
Total deposits and interest bearing liabilities	4,637,559	3,203	0.28%	4,557,249	2,904	0.25%

Other liabilities	10,610			32,950
Total liabilities	4,648,169			4,590,199

Shareholders' equity	360,782			397,867
	$ 5,008,951			$ 4,988,066

Net interest income on tax equivalent basis *		$ 26,862			$ 27,777

Tax equivalent adjustment		1,811			1,209

Net interest income		$ 25,051			$ 26,568

Net interest margin *			2.22%			2.30%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For first quarter 2015, average interest earning assets increased to $3.94 billion, an increase of $418.2 million or 11.9% from first quarter 2014.  The increase reflected increased average balances of loans and leases of $392.1 million or 46.7%, and increased average balances of investment securities of $149.4 million or 10.6%.  Average demand and interest checking deposits increased $275.3 million or 6.9%. The Bank experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $665,000 for the first quarter of 2015 compared to $1.3 million for the first quarter of 2014.   The $610,000 decrease reflected the impact of higher reserves on specific loans in the first quarter of 2014.  The allowance for loan losses increased to $4.2 million or 0.49% of total loans at March 31, 2015, from $3.6 million or 0.42% of total loans at December 31, 2014.  We believe that our allowance is adequate to cover inherent losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $20.7 million in first quarter 2015 compared to $23.4 million in first quarter 2014 before gains on securities of $80,000 in the first quarter of 2015 and $241,000 in the first quarter of 2014.  The  $2.7 million or 11.7% decrease between those respective periods reflected a  decrease in prepaid fees of $336,000 or 2.5% to $13.1 million for first quarter 2015.    The decrease reflected a reduction of certain fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card  clients as described in the Company’s 8-K filed April 15, 2014.  Gain on sale of loans, reflecting lower margins,  decreased $3.8 million or 69.4% to $1.7 million for first quarter 2015 from $5.5 million for first quarter 2014.   Service fees on deposit accounts increased $550,000 or 45.5% to $1.8 million for first quarter 2015 from $1.2 million for first quarter 2014 reflecting the assessment of service charges on a larger and growing number of health savings accounts.  Affinity fees decreased $122,000 or 22.8% to $412,000 for first quarter 2015 from $534,000 for first quarter 2014.    The reduction reflected a smaller number of account openings which resulted in lower account opening fees. Other non-interest income increased $854,000 or 135.3% to $1.5 million for first quarter 2015 from $631,000 in first quarter 2014.  The increase resulted primarily from a $1.0 million increase in  income on investment in unconsolidated subsidiary, which resulted from the sale of loans from discontinued operations on December 30, 2014.

Non-Interest Expense. Total non-interest expense was $40.9 million for first quarter 2015, an increase of $9.7 million or 30.9% over $31.2 million for first quarter 2014.  The increase reflected $5.7 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order. The vast  majority of remaining consulting expense reflects lookback analysis which is taking longer than originally estimated by the applicable consultant.  Salaries and employee benefits amounted to $15.5 million, an increase of $380,000 or 2.5% over $15.1 million for first quarter 2014.  The increase in salaries and employee benefits reflected staff additions and other salary expense for BSA and other compliance, institutional banking and SBA loan production.  The increase was net of a reduction in CMBS loan sales origination expenses of $1.8 million which reflected lower incentive payments.  Depreciation and amortization increased $152,000 or 14.5% to $1.2 million in first quarter 2015 from $1.1 million in first quarter 2014 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $358,000 or 34.9% to $1.4 million in first quarter 2015 from $1.0 million in first quarter 2014 which reflected additional main office operations and compliance space and new Florida office space for BSA staff.  Data processing was comparable between periods, decreasing $27,000 or 0.8% to $3.2 million in first quarter 2015 from $3.3 million in first quarter 2014.  Printing and supplies increased $59,000 or 10.6% to $615,000 in first quarter 2015 from $556,000 in first quarter 2014 reflecting expenses related to the outsourcing of certain printing.  Audit expense increased $50,000 or 13.3% to $426,000 in first quarter 2015 from $376,000 in first quarter 2014 reflecting increased external audit expense.  Legal expense increased $775,000 or 123.0% to $1.4 million in first quarter 2014 from $630,000 in first quarter 2014 primarily as a result of legal fees related to regulatory issues.  FDIC insurance expense increased $1.2 million or 68.9% to $2.9 million for first quarter 2015 from $1.7 million in first quarter 2014,  the vast majority of which  reflected a higher assessment rate.  In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most of its other deposits as brokered, which resulted in a 10 bp increase in the quarterly assessment.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.  Software expense increased $182,000 or 15.6% to $1.4 million in first quarter 2015 from $1.2 million in first quarter 2014 reflecting additional information technology infrastructure to improve efficiency and scalability.  Insurance expense of $458,000 in first quarter 2015 was comparable to the $451,000 in first quarter 2014.  Telecom and IT network communications increased $29,000 or 5.6% to $550,000 for the first quarter 2015 from $521,000 in first quarter 2014 reflecting costs associated with additional infrastructure.  Securitization and servicing expense decreased $99,000 or 17.1% to $479,000 for the first quarter of 2015 from $578,000 in the first quarter of 2014 reflecting a lower volume.  Consulting increased $792,000 or 113.8% to $1.5 million for the first quarter of 2015 from $696,000 in the first quarter of 2014 reflecting  $386,000 of expense for an independent review of  BSA and AML including consulting related to the internal audit of BSA and AML.  Other non-interest expense decreased $96,000 or 2.6% to $3.9 million in first quarter 2015 from $3.8 million in first quarter 2014 reflecting decreases in multiple categories.

Income Taxes.  Income tax benefit for continuing operations was $2.4 million for first quarter 2015 compared to income tax expense of $1.6 million in first quarter 2014, a decrease of $4.1 million.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds has been cash inflows from net increases in deposits. While net deposits decreased $129.7 million in the first three months of 2015, the balance of  interest earning deposits at the Federal Reserve Bank on March 31, 2015 was $994.4 million and represented a significant amount of on balance sheet liquidity. The decrease in deposits reflected the exit of less profitable relationships.   While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate.  The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business.  A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.  We have been reducing excess liquidity as a result of low overnight rates.  Accordingly, excess liquidity maintained as interest earning deposits at the Federal Reserve  has decreased.  These reductions resulted from deployment of overnight funds into investments and loans and exiting less profitable relationships.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth.  We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank and PNC Bank. We have a $474.0 million line of credit with the Federal Home Loan Bank and $34.0 million in additional lines of credit with correspondent banks.  As of March 31, 2015, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks.

In 2011, we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2014, we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66.  We did not repurchase any shares in the first three months of 2015.

As a result of its discontinuance of its commercial loan operations we have received and expect to continue to receive during 2015, substantial cash proceeds.  We currently anticipate that these proceeds will  be deployed into investment securities.  We have begun the process of selling our portfolio and have sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the  consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.   In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.

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

Included in our cash and cash-equivalents at March 31, 2015 were $994.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.   Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns.  As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.  In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were ($52.0) million for the year to date ended March 31, 2015 and $134.4 million for the prior year to date ended March 31, 2014 and funding for net loans was ($3.6) million and $103.3 million, respectively.  Deposit outflows resulted from exiting less profitable customer deposit relationships in the three months ended March 31, 2015.  We had outstanding commitments to fund loans, including unused lines of credit of $797.4 million and $709.1 million as of March 31, 2015 and December 31, 2014, respectively.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2015 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated. Basel III capital changes became effective January 1, 2015 with an initial measurement date of March 31, 2015. Basel III added an additional ratio which measures common equity to risk weighted assets which  is included  below

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2015
The Bancorp	6.06%	12.71%	12.89%	12.71%
The Bancorp Bank	5.80%	12.20%	12.38%	12.20%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2014
The Bancorp	7.07%	11.54%	11.67%	n/a
The Bancorp Bank	6.46%	10.46%	10.59%	n/a
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%	n/a

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2015. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 108,170	$ -	$ 39,279	$ 5,870	$ 86,501
Loans net of deferred loan costs	557,667	57,577	141,087	113,752	818
Investment securities	286,894	199,013	317,401	221,824	511,195
Interest earning deposits	994,400	-	-	-	-
Securities purchased under agreements to resell	46,250	-	-	-	-
Total interest earning assets	1,885,211	256,590	458,488	335,576	512,013

Interest bearing liabilities:
Demand and interest checking	2,624,383	212,766	212,766	-	-
Savings and money market	76,997	153,994	76,997	-	-
Time deposits	1,400	-	-	-	-
Securities sold under agreements to repurchase	7,959	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,724,140	366,760	289,763	-	-
Gap	$ (838,929)	$ (110,170)	$ 168,725	$ 335,576	$ 512,013
Cumulative gap	$ (838,929)	$ (949,099)	$ (780,374)	$ (444,798)	$ 67,215
Gap to assets ratio	-17%	-2%	3%	7%	11%
Cumulative gap to assets ratio	-17%	-20%	-16%	-9%	1%

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

Financial Condition

General.    Our total assets at March 31, 2015 were $4.85 billion, of which our total loans and loans held for sale were $1.11 billion.   At December 31, 2014 our total assets were $4.99 billion, of which our total loans were $1.09 billion.

Interest earning deposits and federal funds sold.  At March 31, 2015, we had a total of $994.4 million of interest earning deposits compared to $1.06 billion at December 31, 2014,  a decrease of $64.9 million or 6.1%.  These deposits were comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities decreased to $1.54 billion at March 31, 2015, a decrease of $51.1 million or 3.2% from year-end 2014. The decrease reflected residential and commercial mortgage backed securities paydowns.

Other securities, included in the held-to-maturity classification at March 31, 2015,  consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company;  and (ii) book value of a bank senior note of $7.0 million.

A total of $75.8 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $82,000, which was collateralized by bank trust preferred securities;  and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,901	$ 2,000	$ 99	Not rated
Security B	8,975	5,141	(3,834)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 82	$ 173	$ 91	CAA1	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date March 31, 2015 and March 31, 2014 respectively, we had no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted  to $1.0  million at March 31, 2015 and December 31, 2014, respectively.

Investment securities with a carrying value of $24.5 million at March 31, 2015 and $25.7 million at December 31, 2014, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, Small Business Administration, or SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale increased to $239.8 million at March 31, 2015 from $217.1 million at December 31, 2014.

Loan portfolio. Total loans decreased to $870.9 million at March 31, 2015 from $874.6 million at December 31, 2014. While SBLOC loans increased $25.8 million and direct finance leasing increased $19.6 million, specialty lending decreased $46.8 million. Specialty lending is currently comprised primarily of  advances related to a line of credit which is collateralized by student loans.

In the third quarter of  2014, we determined that our commercial lending operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business, and so discontinued our commercial lending operations.  We have begun the process of selling our portfolio and have sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the  consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.   In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  We currently focus our lending activities upon four specialty lending segments: securities- backed lines of credit, or SBLOC loans, leasing, Small Business Administration, or SBA, loans and loans originated for sale into U.S. capital markets.

SBLOC.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement. The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 60% for equity securities and mutual fund securities and 90% for investment grade (Standard & Poors rating of BBB- or higher or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information.  All SBLOCs are with full recourse to the borrower.  The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the borrower being under-collateralized and consequently in default and, upon sale of the collateral, could result in our incurring losses.

Leases.  We provide lease financing for commercial and government automobile fleets and, to a lesser extent, provide lease financing for other equipment. Our leases are either open end or closed end. An open end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated “residual value.” “Residual value” is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term. A closed end lease is one in which no such payment is due on lease termination. In a closed end lease, the risk that the amount received on a sale of the leased asset will be less that the residual value is assumed by us, as lessor. While we do not have specific underwriting criteria for our lease financing, we analyze information we obtain about the lessee, including financial statements and credit reports, to determine the lessee’s ability to perform its obligations.

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

The SBA loan guaranty is paid to the lender after the liquidation of all collateral, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations and we risk loss of the guarantee should we fail to comply for any reason. 7(a) loan amounts are not limited to a percentage of estimated collateral value. If the business generates inadequate cash flow to repay principal and interest and borrowers are otherwise unable to repay, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk. As a result of a wide variety of collateral with very specific uses, markets for resale may negatively impact amounts realized upon sale. The 7(a) program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year. Should those appropriations be reduced or cease, our ability to make 7(a) loans will be curtailed or terminated.

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

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2015	2014

SBA non real estate	$ 62,385	$ 62,425
SBA commercial mortgage	84,430	82,317
SBA construction	15,181	20,392
Total SBA loans	161,996	165,134
Direct lease financing	220,559	194,464

SBLOC	447,649	421,862
Other specialty lending	1,862	48,625
Other consumer loans	30,120	36,168
	862,186	866,253
Unamortized loan fees and costs	8,715	8,340
Total loans, net of deferred loan costs	$ 870,901	$ 874,593

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio. Individual loan pools are created for major loan categories: commercial loans, commercial mortgages, construction loans, direct lease financing and various types of loans to individuals. We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management. The loan review department’s oversight parameters include borrower relationships over $3.0 million and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 42% and 45% of the portfolio was reviewed at March 31, 2015 and December 31, 2014, respectively.  As a result of the transfer of loans from discontinued operations to held for sale, management is currently assessing the review scope for the continuing operations portfolio.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 52	$ -	$ -	$ 1,117	$ 1,169	$ 61,216	$ 62,385
SBA commercial mortgage	-	-	-	-	-	84,430	84,430
SBA construction	-	-	-	-	-	15,181	15,181
Direct lease financing	5,388	1,398	769	-	7,555	213,004	220,559
SBLOC	-	-	-	-	-	447,649	447,649
Other specialty lending	-	-	-	-	-	1,862	1,862
Consumer - other	-	-	-	-	-	25,412	25,412
Consumer - home equity	327	9	-	2,627	2,963	1,745	4,708
Unamortized loan fees and costs	-	-	-	-	-	8,715	8,715
	$ 5,767	$ 1,407	$ 769	$ 3,744	$ 11,687	$ 859,214	$ 870,901

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392

Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2015	2014
		(restated)

Ratio of the allowance for loan losses to total loans	0.49%	0.69%
Ratio of the allowance for loan losses to nonperforming loans (1)	94.02%	122.32%
Ratio of nonperforming assets to total assets (1)	0.09%	0.09%
Ratio of net charge-offs to average loans	0.00%	0.01%
Ratio of net charge-offs to average loans annualized	0.02%	0.05%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans increased to 0.49% at March 31, 2015 from 0.69% at March 31, 2014.  The increase reflected the impact of higher charge-offs in periods subsequent to March 31, 2014 on the allowance adequacy methodology.  The ratio of the allowance for loan losses to non-performing loans increased to 94.02% at March 31, 2015 from 122.32% at March 31, 2014 as  the allowance for loan losses  grew relatively more than the amount of non performing loans.  Net charge-offs to average loans decreased to 0.02% for the three months ended March 31, 2015 from 0.05% for the three months ended March 31, 2014, primarily due to lower charge-offs.

Net charge-offs.  Net charge-offs were $60,000 for the three months ended March 31, 2015, a decrease of $47,000 over net charge-offs for the same period of 2014.  The majority of the charge-offs in the first three months of 2015 were associated with consumer loan relationships.

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

	March 31,	March 31,	December 31,
	2015	2014	2014
		(restated)	(restated)
Non-accrual loans
SBA non real estate	$ 1,117	$ 1,333	$ -
Consumer	2,627	2,605	1,907

Total non-accrual loans	3,744	3,938	1,907

Loans past due 90 days or more	769	189	149
Total non-performing loans	4,513	4,127	2,056
Other real estate owned	-	-	-
Total non-performing assets	$ 4,513	$ 4,127	$ 2,056

Loans that were modified as of March 31, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 190	$ 190	1	$ 197	$ 197
Consumer	1	342	342	1	346	346
Total	2	$ 532	$ 532	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 190	$ -	$ -	$ 197	$ -
Consumer	-	342	-	-	346	-
Total	$ -	$ 532	$ -	$ -	$ 543	$ -

As of March 31, 2015    there were no loans that were restructured within the last 12 months that have subsequently defaulted  .

As of March 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at March 31, 2015 and December 31, 2014:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2015
Without an allowance recorded
SBA non real estate	$ 350	$ 350	$ -	$ 175	$ -
Consumer - other	342	342	-	344	-
Consumer - home equity	1,547	1,647	-	1,187	-
With an allowance recorded					-
SBA non real estate	957	957	280	577	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,080	1,080	439	1,080	-
Total
SBA non real estate	1,307	1,307	280	752	-

Consumer - other	342	342	-	344	-
Consumer - home equity	2,627	2,727	439	2,267	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

We had $3.7 million of non-accrual loans at March 31, 2015 compared to $1.9 million of non-accrual loans at December 31, 2014. The $1.8 million increase in non-accrual loans was due to $1.8 million of loans placed on non-accrual.  Loans past due 90 days or more still accruing interest amounted to $769,000 at March 31, 2015 and $149,000 at December 31, 2014. The $620,000 increase reflected $769,000 of additions partially offset by $149,000 of loan payments.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March 31, 2015 and December 31, 2014:

March 31, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 45,020	$ -	$ 1,307	$ -	$ -	$ 1,595	$ 14,463	$ 62,385
SBA commercial mortgage	58,077	-	-	-	-	3,591	22,762	84,430
SBA construction	13,405	-	-	-	-	1,481	295	15,181
Direct lease financing	73,995	-	840	-	-	4,013	141,711	220,559
SBLOC	163,903	-	-	-	-	6,210	277,536	447,649
Other specialty lending	237	-	-	-	-	-	1,625	1,862
Consumer	9,045	835	2,627	-	-	-	17,613	30,120
Unamortized loan fees and costs	-	-	-	-	-	-	8,715	8,715
	$ 363,682	$ 835	$ 4,774	$ -	$ -	$ 16,890	$ 484,720	$ 870,901

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and were not loans otherwise selected in ongoing portfolio evaluation. The loan portfolio review coverage was approximately 42% at March 31, 2015 and approximately 45% at December 31, 2014. This review is performed by the loan review department, which is independent of the loan departments and reports directly to the audit committee.  All classified loans are reviewed by our independent loan review function. Potential problem loans which are identified by either the independent loan review department or line management are also reviewed.  Loans are subject to review by their relationship manager and senior loan personnel. As a result of transferring loans into “Discontinued Operations”, management is currently reassessing the review scope for the continuing operations portfolio.

Premises and equipment, net.  Premises and equipment amounted to $19.2 million at March 31, 2015 compared to $17.7 million at December 31, 2014.  The increase reflected leasehold improvements for the main office to accommodate additional compliance and other staff.

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

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $842.6 million at March 31, 2015 compared to $887.9 million at December 31, 2014. While in the process of sale, reductions in balances reflect principal payments and pay offs.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At March 31, 2015, we had total deposits of $4.5 billion compared to $4.6 billion at December 31, 2014, a decrease of $129.7 million or 3.0%.  The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2015		December 31, 2014
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 4,290,835	0.24%	$ 3,746,958	0.24%
Savings and money market	318,776	0.61%	366,160	0.43%
Time	1,400	0.00%	7,974	1.20%
Total deposits	$ 4,611,011	0.27%	$ 4,121,092	0.26%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of March 31, 2015 and December 31, 2014.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of March 31, 2015 and December 31, 2014.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.    Other liabilities amounted to $13.0 million at March 31, 2015 compared to $12.7 million at December 31, 2014, representing an increase of $297,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015. As described in Part 2, Item 9A: Controls and Procedures, in our annual report on Form 10-K for the year ended December 31, 2014, management identified  material weaknesses in our internal control over financial control surrounding our disclosure controls and procedures, with respect to: Credit file maintenance and evaluation – We did not properly maintain credit files, including the evaluation of loan collateral and industry-specific information, relevant in determining the appropriate risk-ratings of our loans, in identifying the ultimate occurrence of loss events, and in calculating impairment under ASC 310 “Receivables”.  Discontinued Operations – Our controls were not effective in identifying the appropriate classification of items to be included as discontinued operations.

 Management identified various remedial steps to be implemented with respect to the material weaknesses in internal control over financial reporting.

Credit File Maintenance: First, the Bank discontinued its Philadelphia-based commercial loan operations effective September 30, 2014.  Next, for the continuing lines of businesses, management has and will, on an ongoing basis, reevaluate its loan policies surrounding risk-rating and the evaluation of collateral, including industry-specific information to timely identify factors which might indicate loss events and loan impairments.  Additionally, the Bank’s appraisal policies have been modified to require that new appraisals must be ordered for all identified impaired loans every 18 months or more frequently, if needed, and that these appraisals will be controlled by the Chief Credit Officer, who reports directly to the Audit Committee. Finally, the Bank will establish a separate loan committee for each remaining line of business: security backed lines of credit, Small Business Administration, commercial mortgage backed loan sales, leasing and consumer. These new separate committees will review all identified impaired loans each quarter and consider recommendations by the loan review department as to the potential weaknesses in these identified loans and whether earlier loss recognition or further impairment is required.

Discontinued Operations :We have enhanced our internal controls over our financial close process to ensure that appropriate research is conducted in determining the proper accounting treatment for all non-recurring transactions, including transactions and balances that qualify as discontinued operations.  Such accounting analysis and conclusions are reviewed and approved by senior financial management.

Subject to satisfactory completion of the design and testing of these new procedures for effectiveness, management believes that the implementation of these procedures will remediate the material weaknesses.

Except for the changes discussed above there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP INC
(Registrant)

September 28, 2015	/s/ Frank M. Mastrangelo
Date	Frank M. Mastrangelo
Chief Executive Officer

September 28, 2015	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.