Form 10-Q
period 2015-06-30
Bancorp, Inc.
filed 2015-09-30
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2015

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

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 13,269	$ 8,665
Interest earning deposits at Federal Reserve Bank	936,989	1,059,320
Securities purchased under agreements to resell	40,068	46,250
Total cash and cash equivalents	990,326	1,114,235

Investment securities, available-for-sale, at fair value	1,370,027	1,493,639
Investment securities, held-to-maturity (fair value $91,934 and $91,914, respectively)	93,649	93,765
Commercial loans held for sale	284,501	217,080
Loans, net of deferred loan fees and costs	968,033	874,593
Allowance for loan and lease losses	(4,352)	(3,638)
Loans, net	963,681	870,955
Federal Home Loan and Atlantic Central Bankers Bank stock	1,063	1,002
Premises and equipment, net	19,271	17,697
Accrued interest receivable	11,526	11,251
Intangible assets, net	5,541	6,228
Deferred tax asset, net	35,874	33,673
Investment in unconsolidated entity, at fair value	187,186	193,595
Assets held for sale	651,158	887,929
Other assets	43,804	45,268
Total assets	$ 4,657,607	$ 4,986,317

LIABILITIES
Deposits
Demand and interest checking	$ 3,993,393	$ 4,289,586
Savings and money market	321,264	330,798
Time deposits	1,400	1,400
Total deposits	4,316,057	4,621,784

Securities sold under agreements to repurchase	2,357	19,414
Subordinated debenture	13,401	13,401
Other liabilities	10,038	12,695
Total liabilities	4,341,853	4,667,294

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,858,237 and 37,808,777
shares issued at June 30, 2015 and December 31, 2014, respectively	37,858	37,809
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	298,978	297,987
Retained earnings	(27,854)	(28,242)
Accumulated other comprehensive income	7,638	12,335
Total shareholders' equity	315,754	319,023

Total liabilities and shareholders' equity	$ 4,657,607	$ 4,986,317

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
		(restated)		(restated)

Interest income
Loans, including fees	$ 11,534	$ 8,802	$ 22,231	$ 17,266
Interest on investment securities:
Taxable interest	5,006	5,356	10,066	10,493
Tax-exempt interest	3,117	2,956	6,291	5,040
Federal funds sold/securities purchased under agreements to resell	158	85	322	191
Interest earning deposits	557	411	1,179	1,175
	20,372	17,610	40,089	34,165
Interest expense
Deposits	3,215	2,695	6,314	5,472
Securities sold under agreements to repurchase	4	11	13	23
Subordinated debenture	116	113	211	228
	3,335	2,819	6,538	5,723
Net interest income	17,037	14,791	33,551	28,442
Provision for loan and lease losses	510	1,173	1,175	2,448
Net interest income after provision for loan and lease losses	16,527	13,618	32,376	25,994

Non-interest income
Service fees on deposit accounts	1,900	1,377	3,660	2,587
Card payment and ACH processing fees	1,496	1,317	2,749	2,620
Prepaid card fees	11,128	12,898	24,260	26,366
Gain on sale of loans	5,901	5,212	7,577	10,696
Gain on sale of investment securities	193	159	273	400
Leasing income	656	1,015	1,175	1,396
Debit card income	471	456	931	882
Affinity fees	896	668	1,308	1,202
Other	2,083	287	3,568	918
Total non-interest income	24,724	23,389	45,501	47,067

Non-interest expense
Salaries and employee benefits	17,384	15,744	32,909	30,889
Depreciation and amortization	1,195	1,133	2,397	2,183
Rent and related occupancy cost	1,401	1,122	2,786	2,149
Data processing expense	3,760	3,463	6,988	6,718
Printing and supplies	568	589	1,183	1,145
Audit expense	773	400	1,199	776
Legal expense	648	302	2,053	932
Amortization of intangible assets	298	304	595	608
FDIC insurance	2,753	1,116	5,606	2,805
Software	1,523	1,123	2,873	2,291
Insurance	501	485	959	936
Telecom and IT network communications	412	480	962	1,001
Securitization and servicing expense	373	703	852	1,281
Consulting	732	409	2,220	1,105
Bank Secrecy Act and lookback consulting expenses	9,212	2,169	14,956	2,169
Other	4,901	4,470	8,756	8,229
Total non-interest expense	46,434	34,012	87,294	65,217
Income (loss) from continuing operations before income taxes	(5,183)	2,995	(9,417)	7,844
Income tax (benetit) provision	(2,684)	1,343	(5,111)	2,966
Net income (loss) from continuing operations	$ (2,499)	$ 1,652	$ (4,306)	$ 4,878
Discontinued operations
Income from discontinued operations before income taxes	4,097	12,063	7,196	9,588
Income tax provision	1,424	3,393	2,502	2,517

Income from discontinued operations, net of tax	2,673	8,670	4,694	7,071
Net income available to common shareholders	$ 174	$ 10,322	$ 388	$ 11,949

Net income (loss) per share from continuing operations - basic	$ (0.07)	$ 0.04	$ (0.11)	$ 0.13
Net income per share from discontinued operations - basic	$ 0.07	$ 0.23	$ 0.12	$ 0.19
Net income per share - basic	$ 0.00	$ 0.27	$ 0.01	$ 0.32

Net income (loss) per share from continuing operations - diluted	$ (0.07)	$ 0.04	$ (0.11)	$ 0.13
Net income per share from discontinued operations - diluted	$ 0.07	$ 0.23	$ 0.12	$ 0.18
Net income per share - diluted	$ 0.00	$ 0.27	$ 0.01	$ 0.31

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2015	2014
		(restated)
	(in thousands)
Net income
Other comprehensive income net of reclassifications into net income:	$ 388	$ 11,949

Other comprehensive income
Change in net unrealized gain during the period	(6,512)	16,863
Reclassification adjustments for losses included in income	(80)	(400)
Reclassification adjustments for foreign currency translation losses	(449)	-
Amortization of losses previously held as available-for-sale	56	11
Net unrealized gain (loss) on investment securities	(6,985)	16,474

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(2,279)	5,902
Reclassification adjustments for losses included in income	(28)	(140)
Amortization of losses previously held as available-for-sale	19	4
Income tax expense (benefit) related to items of other comprehensive income	(2,288)	5,766

Other comprehensive income (loss) net of tax and reclassifications into net income	(4,697)	10,708
Comprehensive income (loss)	$ (4,309)	$ 22,657

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2015

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2015	37,808,777	$ 37,809	$ (866)	$ 297,987	$ (28,242)	$ 12,335	$ 319,023
Net income					388		388
Common stock issued from option exercises,
net of tax benefits	-	-	-	-	-	-	-
Common stock issued from option exercises,
cashless exercise, net of tax benefits	-	-	-	-	-	-	-
Common stock issued as restricted shares,
net of tax benefits	49,460	49		(49)	-		-
Stock-based compensation	-	-	-	1,040	-	-	1,040
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	(4,697)	(4,697)

Balance at June 30, 2015	37,858,237	$ 37,858	$ (866)	$ 298,978	$ (27,854)	$ 7,638	$ 315,754

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)

	For the six months
	ended June 30,
	2015	2014
		(restated)
Operating activities
Net income (loss) from continuing operations	$ (4,306)	$ 4,878
Net income from discontinued operations, net of tax	4,694	7,071
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,992	2,791
Provision for loan and lease losses	1,175	2,448
Net amortization of investment securities discounts/premiums	7,033	4,794
Stock-based compensation expense	1,040	1,443
Loans originated for sale	(265,021)	(323,926)
Sale of loans originated for resale	205,177	250,052
Gain on sales of loans originated for resale	(7,577)	(10,696)
Gain on sale of fixed assets	(10)	(2)
Gain on sales of investment securities	(273)	(400)
Increase in accrued interest receivable	(275)	(1,954)
Decrease (increase) in other assets	1,612	(3,896)
Increase in discontinued assets held for sale	(19,264)	(24,377)
Decrease in other liabilities	(2,654)	(15,702)
Net cash used in operating activities	(75,657)	(107,476)

Investing activities
Purchase of investment securities available-for-sale	(54,565)	(343,628)
Proceeds from sale of investment securities available-for-sale	58,666	46,507
Proceeds from redemptions and prepayments of securities held-to-maturity	90	38
Proceeds from redemptions and prepayments of securities available-for-sale	106,071	109,559
Net increase in loans	(93,901)	(166,285)
Net decrease in discontinued loans held for sale	255,723	93,525
Proceeds from sale of fixed assets	166	11
Purchases of premises and equipment	(4,127)	(2,768)
Investment in unconsolidated entity	6,409	-
Net cash provided by (used in) investing activities	274,532	(263,041)

Financing activities
Net decrease in deposits	(305,727)	(391,179)
Net decrease in securities sold under agreements to repurchase	(17,057)	(3,740)
Proceeds from the exercise of options	-	103
Net cash used in financing activities	(322,784)	(394,816)

Net decrease in cash and cash equivalents	(123,909)	(765,333)

Cash and cash equivalents, beginning of period	1,114,235	1,235,949

Cash and cash equivalents, end of period	$ 990,326	$ 470,615

Supplemental disclosure:
Interest paid	$ 2,309	$ 5,734
Taxes paid	$ 177	$ 2,093

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K report). Note T in those financial statements present restated interim financial statements as described therein. The results of operations for the six month period ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Stock Based Compensation. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2015, the Company had three stock-based compensation plans, which are more fully described in its Annual Report on Form 10-K for the year ended December 31, 2014, and the portions of the Company’s Proxy Statement for 2014, incorporated therein by reference.

The Company did not grant stock options in the first six months of 2015 or 2014.  There were no stock options exercised in the first six month period ended June 30, 2015 and 63,874 common stock options exercised in the six month period ended June 30, 2014.  The total intrinsic value of the options exercised during the six months ended June 30, 2015 and 2014 was $0 and $619,000, respectively.

The Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2015	2014
Risk-free interest rate	-	-

Expected dividend yield	-	-
Expected volatility	-	-
Expected lives (years)	2.0	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock based compensation expense for the six month period ended June 30, 2015 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2015	2,602,000	$ 9.72	5.39	$ 5,010,208
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(232,500)	14.24	-	-
Forfeited	(20,750)	8.45	-	-
Outstanding at June 30, 2015	2,348,750	$ 9.28	5.40	$ 2,030,423
Exercisable at June 30, 2015	2,022,375	$ 9.35	5.13	$ 1,766,145

The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in the first six months of 2015.  There were no restricted stock units granted in the first six months of 2014.  The total fair value of restricted stock units vested for the six months ended June 30, 2015 and 2014 was $517,000 and $886,000, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2015	148,381	$ 10.46	2.07
Granted	86,992	9.11	1.75
Vested	(49,460)	10.46	-
Forfeited	(11,830)	9.39	-
Outstanding at June 30, 2015	174,083		1.63

As of June 30, 2015, there was a total of $3.3 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of 1.13 years.  Related compensation expense for the six months ended June 30, 2015 and 2014 was $1.0 million and $1.4 million respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (2,499)	37,758,249	$ (0.07)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (2,499)	37,758,249	$ (0.07)

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 2,673	37,758,249	$ 0.07
Effect of dilutive securities
Common stock options	-	394,894	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 2,673	38,153,143	$ 0.07

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 174	37,758,249	$ 0.00
Effect of dilutive securities
Common stock options	-	394,894	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 174	38,153,143	$ 0.00

Stock options for 877,000 shares, exercisable at prices between $9.82 and $25.43 per share, were outstanding at June 30, 2015, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

For the six months ended
June 30, 2015
Income	Shares	Per share
(numerator)	(denominator)	amount

(dollars in thousands except per share data)

Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (4,306)	37,751,969	$ (0.11)
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss)per share
Net income available (loss) to common shareholders	$ (4,306)	37,751,969	$ (0.11)

	For the six months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic income (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 4,694	37,751,969	$ 0.12
Effect of dilutive securities
Common stock options	-	894,248	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 4,694	38,646,217	$ 0.12

	For the six months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic income(loss) per share
Net income (loss) available to common shareholders	$ 388	37,751,969	$ 0.01
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 388	37,751,969	$ 0.01

Stock options for 877,000 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at June 30, 2015, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the three months ended
	June 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 1,652	37,706,491	$ 0.04
Effect of dilutive securities
Common stock options	-	560,183	-
Diluted earnings per share
Net income available to common shareholders	$ 1,652	38,266,674	$ 0.04

For the three months ended
June 30, 2014
(restated)

	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 8,670	37,706,491	$ 0.23
Effect of dilutive securities
Common stock options	-	560,183	-
Diluted income per share
Net income available to common shareholders	$ 8,670	38,266,674	$ 0.23

	For the three months ended
	June 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 10,322	37,706,491	$ 0.27
Effect of dilutive securities
Common stock options	-	560,183	-
Diluted earnings per share
Net income available to common shareholders	$ 10,322	38,266,674	$ 0.27

Stock options for 227,750 shares, exercisable at prices between $15.94 and $25.43 per share, were outstanding at June 30, 2014 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 4,878	37,693,624	$ 0.13
Effect of dilutive securities
Common stock options	-	894,248	-
Diluted earnings per share
Net income available to common shareholders	$ 4,878	38,587,872	$ 0.13

	For the six months ended
	June 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 7,071	37,693,624	$ 0.19
Effect of dilutive securities
Common stock options	-	894,248	(0.01)
Diluted earnings per share

Net income available to common shareholders	$ 7,071	38,587,872	$ 0.18

	For the six months ended
	June 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 11,949	37,693,624	$ 0.32
Effect of dilutive securities
Common stock options	-	894,248	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 11,949	38,587,872	$ 0.31

Stock options for 3,000 shares, exercisable at prices between $20.98 and $25.43 per share, were outstanding at June 30, 2014 but were not included in dilutive shares because the exercise share price was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

Available-for-sale	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 15,919	$ 19	$ (8)	$ 15,930
Federally insured student loan securities	122,173	442	(882)	121,733
Tax-exempt obligations of states and political subdivisions	515,598	10,628	(576)	525,650
Taxable obligations of states and political subdivisions	56,507	2,339	(38)	58,808
Residential mortgage-backed securities	383,593	2,500	(656)	385,437
Commercial mortgage-backed securities	92,676	847	(1,038)	92,485
Foreign debt securities	62,899	191	(160)	62,930
Corporate and other debt securities	107,112	257	(315)	107,054
	$ 1,356,477	$ 17,223	$ (3,673)	$ 1,370,027

Held-to-maturity	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,908	$ 679	$ (3,795)	$ 14,792
Other debt securities - pooled	75,741	1,401	-	77,142
	$ 93,649	$ 2,080	$ (3,795)	$ 91,934

Available-for-sale	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,519	$ 42	$ -	$ 16,561
Federally insured student loan securities	125,789	613	(390)	126,012
Tax-exempt obligations of states and political subdivisions	535,622	16,027	(380)	551,269
Taxable obligations of states and political subdivisions	58,868	2,614	(103)	61,379
Residential mortgage-backed securities	419,503	3,504	(878)	422,129

Commercial mortgage-backed securities	123,519	1,220	(1,500)	123,239
Foreign debt securities	67,094	130	(346)	66,878
Corporate and other debt securities	126,610	225	(663)	126,172
	$ 1,473,524	$ 24,375	$ (4,260)	$ 1,493,639

Held-to-maturity	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,882	$ 531	$ (3,820)	$ 14,593
Other debt securities - pooled	75,883	1,438	-	77,321
	$ 93,765	$ 1,969	$ (3,820)	$ 91,914

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to  $1.1 million and $1.0 million, respectively, at June 30, 2015 and December 31, 2014.

The amortized cost and fair value of the Company’s investment securities at June 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 277,219	$ 283,052	$ -	$ -
Due after one year through five years	372,163	373,013	7,018	7,599
Due after five years through ten years	288,885	295,488	-	-
Due after ten years	418,210	418,474	86,631	84,335
	$ 1,356,477	$ 1,370,027	$ 93,649	$ 91,934

At June 30, 2015 and December 31, 2014, investment securities with a book value of approximately $22.8 million and $25.7 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first six months of 2015.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2015 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	2	$ 12,261	$ (8)	$ -	$ -	$ 12,261	$ (8)
Federally insured student loan securities	10	25,260	(257)	40,316	(625)	65,576	(882)
Tax-exempt obligations of states and
political subdivisions	118	58,419	(369)	30,353	(207)	88,772	(576)
Taxable obligations of states and
political subdivisions	5	1,216	(1)	4,127	(37)	5,343	(38)
Residential mortgage-backed securities	29	31,353	(69)	56,896	(587)	88,249	(656)
Commercial mortgage-backed securities	34	19,306	(90)	34,438	(948)	53,744	(1,038)

Foreign debt securities	23	16,004	(115)	7,627	(45)	23,631	(160)
Corporate and other debt securities	47	49,319	(269)	3,897	(46)	53,216	(315)
Total temporarily impaired
investment securities	268	$ 213,138	$ (1,178)	$ 177,654	$ (2,495)	$ 390,792	$ (3,673)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,193	$ (3,795)	$ 5,193	$ (3,795)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,193	$ (3,795)	$ 5,193	$ (3,795)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2014 (dollars in thousands):

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

Other securities, included in the held-to-maturity classification at June 30, 2015, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $8.9 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.7 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $82,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of June 30, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating

Security A	$ 1,902	$ 2,000	$ 98	Not rated
Security B	8,988	5,193	(3,795)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of June 30, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 82	$ 174	$ 92	CAA1	*

* There is no excess subordination for these securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows which is used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates and changes in credit quality. The Company’s unrealized loss for other of the debt securities, which include three single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market. The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At June 30, 2015, the fair value of these loans held for sale was $284.5 million and the unpaid principal balance was $278.9 million.  Included in the gain on sale of loans in the Statement of Operations were gains recognized from changes in the fair value of $1.3 million for the six months ended June 30, 2015.  There were no amounts of changes in fair value related to credit risk.  Intterest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statement of Operations..

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, managements’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2015	2014

SBA non real estate	$ 63,390	$ 62,425
SBA commercial mortgage	85,234	82,317
SBA construction	16,977	20,392
Total SBA loans	165,601	165,134
Direct lease financing	222,169	194,464
SBLOC	512,269	421,862
Other specialty lending	32,118	48,625
Other consumer loans	27,044	36,168

	959,201	866,253
Unamortized loan fees and costs	8,832	8,340
Total loans, net of deferred loan costs	$ 968,033	$ 874,593

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $1.7 million and $1.8 million at June 30, 2015 and December 31, 2014, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at June 30, 2015 and December 31, 2014 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 205	$ -
Consumer - other	338	338	-	342	-
Consumer - home equity	861	1,257	-	1,078	-
With an allowance recorded					-
SBA non real estate	976	976	259	710	-
Consumer - other	-	-	-	-	-
Consumer - home equity	750	750	750	970	-
Total
SBA non real estate	1,239	1,239	259	915	-
Consumer - other	338	338	-	342	-
Consumer - home equity	1,611	2,007	750	2,048	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2015,  June 30, 2014, or December 31, 2014 (in thousands):

	June 30,	June 30,	December 31,
	2015	2014	2014
		(restated)
Non-accrual loans
SBA non real estate	$ 1,055	$ 1,233	$ -
Consumer	1,611	2,180	1,907

Total non-accrual loans	2,666	3,413	1,907

Loans past due 90 days or more	620	119	149
Total non-performing loans	3,286	3,532	2,056
Other real estate owned	-	-	-
Total non-performing assets	$ 3,286	$ 3,532	$ 2,056

The Company’s loans that were modified as of June 30, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 184	$ 184	1	$ 197	$ 197
SBA commercial mortgage	4	16,998	16,998	-	-	-
Consumer	2	443	443	1	346	346
Total	7	$ 17,625	$ 17,625	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 184	$ -	$ -	$ 197	$ -
SBA commercial mortgage	-	14,050	2,948	-	-	-
Consumer	-	338	105	-	346	-
Total	$ -	$ 14,572	$ 3,053	$ -	$ 543	$ -

As of June 30, 2015,  there were no loans that had been restructured within the last 12 months that have subsequently defaulted.

As of June 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
June 30, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(65)	-	-	(9)	-	-	(393)	-	(467)
Recoveries	-	-	-	-	-	-	6	-	6
Provision (credit)	576	(159)	(23)	41	112	21	638	(31)	1,175
Ending balance	$ 896	$ 302	$ 91	$ 868	$ 674	$ 87	$ 1,432	$ 2	$ 4,352

Ending balance: Individually evaluated for impairment	$ 242	$ -	$ -	$ -	$ -	$ -	$ 767	$ -	$ 1,009

Ending balance: Collectively evaluated for impairment	$ 654	$ 302	$ 91	$ 868	$ 674	$ 87	$ 665	$ 2	$ 3,343

Loans:
Ending balance	$ 63,390	$ 85,234	$ 16,977	$ 222,169	$ 512,269	$ 32,118	$ 27,044	$ 8,832	$ 968,033

Ending balance: Individually evaluated for impairment	$ 976	$ -	$ -	$ -	$ -	$ -	$ 2,212	$ -	$ 3,188

Ending balance: Collectively evaluated for impairment	$ 62,414	$ 85,234	$ 16,977	$ 222,169	$ 512,269	$ 32,118	$ 24,832	$ 8,832	$ 964,845

December 31, 2014
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

June 30, 2014 (restated)
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Charge-offs	-	-	-	(1)	-	-	(548)	-	(549)
Recoveries	-	-	-	-	-	-	20	-	20
Provision (credit)	235	(5)	52	678	74	54	967	393	2,448
Ending balance	$ 654	$ 491	$ 52	$ 988	$ 367	$ 55	$ 2,800	$ 393	$ 5,800

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 607	$ -	$ 992

Ending balance: Collectively evaluated for impairment	$ 269	$ 491	$ 52	$ 988	$ 367	$ 55	$ 2,193	$ 393	$ 4,808

Loans:
Ending balance	$ 53,046	$ 86,600	$ 4,748	$ 181,007	$ 319,854	$ 42,209	$ 47,884	$ 5,399	$ 740,747

Ending balance: Individually evaluated for impairment	$ 1,307	$ -	$ -	$ -	$ -	$ -	$ 2,969	$ -	$ 4,276

Ending balance: Collectively evaluated for impairment	$ 51,739	$ 86,600	$ 4,748	$ 181,007	$ 319,854	$ 42,209	$ 44,915	$ 5,399	$ 736,471

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2015 or December 31, 2014.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 792	$ 792	$ 62,598	$ 63,390
SBA commercial mortgage	-	-	-	-	-	85,234	85,234
SBA construction	-	-	-	-	-	16,977	16,977
Direct lease financing	4,319	662	516	-	5,497	216,672	222,169
SBLOC	-	-	-	-	-	512,269	512,269
Other specialty lending	-	-	-	-	-	32,118	32,118
Consumer - other	1	-	-	-	1	5,659	5,660
Consumer - home equity	74	-	104	1,874	2,052	19,332	21,384
Unamortized loan fees and costs	-	-	-	-	-	8,832	8,832
	$ 4,394	$ 662	$ 620	$ 2,666	$ 8,342	$ 959,691	$ 968,033

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862

Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

June 30, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 61,729	$ -	$ 976	$ -	$ -	$ 1,595	$ (910)	$ 63,390
SBA commercial mortgage	63,754	-	-	-	-	3,591	17,889	85,234
SBA construction	13,663	-	-	-	-	1,481	1,833	16,977
Direct lease financing	78,123	-	519	-	-	4,013	139,514	222,169
SBLOC	188,239	-	-	-	-	6,210	317,820	512,269
Other specialty lending	30,328	-	-	-	-	-	1,790	32,118
Consumer	7,171		3,176	-	-	-	16,697	27,044
Unamortized loan fees and costs	-	-	-	-	-	-	8,832	8,832
	$ 443,007	$ -	$ 4,671	$ -	$ -	$ 16,890	$ 503,465	$ 968,033

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million.  The loan portfolio review coverage was approximately 46% at June 30, 2015 and approximately 45% at December 31, 2014.  As a result of transferring loans into “Discontinued Operations” (see Note 15), management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained.  This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans, which are identified by either the independent loan review department or line management, are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America,   Inc. commencing in September 2011 which terminated January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the  Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was  50% of the fixed rent, real estate tax  and the base expense charges.  Rent expense was $9,000 for the six months ended June 30, 2015 and $51,000  for the  six months ended June 30, 2014.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012. This agreement expired in May 2015. The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $35,000 and $52,000 for the six months ended June 30, 2015 and 2014, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $9.3 million and $15.1 million as of June 30, 2015 and December 31, 2014, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At June 30, 2015, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. At June 30, 2015, loans to these related parties included in other assets held for sale amounted to $4.9 million at June 30, 2015 and $30.8 million at December 31, 2014.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.The Company executed transactions through PrinceRidge Group LLC, now know as J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at June 30, 2015 and had complied with all terms for all prior repurchase agreements. A total of $40.1 million of such agreements were outstanding at June 30, 2015 and $46.3 million were outstanding at December 31, 2014.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $990.3 million and $1.11 billion as of June 30, 2015 and December 31, 2014, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at June 30, 2015 and December 31, 2014 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

Assets held for sale at June 30, 2015 have been valued based upon an independent third party review.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Assets held for sale at December 31, 2014 have been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at June 30, 2015, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.  The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	June 30, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,370,027	$ 1,370,027	$ 51,137	$ 1,318,890	$ -
Investment securities held-to-maturity	93,649	91,934	7,599	-	84,335
Securities purchased under agreements to resell	40,068	40,068	40,068	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,063	1,063	-	-	1,063
Commercial loans held for sale	284,501	284,501	-	-	284,501
Loans, net	968,033	961,673	-	-	961,673
Investment in unconsolidated entity, senior note	172,288	172,288	-	-	172,288
Investment in unconsolidated entity, subordinated note	14,898	14,898	-	-	14,898
Assets held for sale	651,158	651,158	-	-	651,158
Demand and interest checking	3,993,393	3,993,393	3,993,393	-	-
Savings and money market	321,264	321,264	321,264	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,140	-	-	8,140
Securities sold under agreements to repurchase	2,357	2,357	2,357	-	-
Interest rate swaps, asset	625	625	-	625	-

December 31, 2014

			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,493,639	$ 1,493,639	$ 66,287	$ 1,425,986	$ 1,366
Investment securities held-to-maturity	93,765	91,914	7,448	-	84,466
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	1,002	-	-	1,002
Commercial loans held for sale	217,080	217,080	-	-	217,080
Loans, net	874,593	869,871	-	-	869,871
Investment in unconsolidated entity, senior note	178,187	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	15,408	-	-	15,408
Assets held for sale	887,929	887,929	-	-	887,929
Demand and interest checking	4,289,586	4,289,586	4,289,586	-	-
Savings and money market	330,798	330,798	330,798	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,042	-	-	8,042
Securities sold under agreements to repurchase	19,414	19,414	19,414	-	-
Interest rate swaps, liability	942	942	-	942	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 15,930	$ -	$ 15,930	$ -
Federally insured student loan securities	121,733	-	121,733	-
Obligations of states and political subdivisions	584,458	1,153	583,305	-
Residential mortgage-backed securities	385,437	-	385,437	-
Commercial mortgage-backed securities	92,485	-	92,485	-
Foreign debt securities	62,930	12,808	50,122	-
Other debt securities	107,054	37,176	69,878	-
Total investment securities available for sale	1,370,027	51,137	1,318,890	-
Loans held for sale	284,501	-	-	284,501
Investment in unconsolidated entity, senior note	172,288	-	-	172,288
Investment in unconsolidated entity, subordinated note	14,898	-	-	14,898
Interest rate swaps, asset	625	-	625	-
	$ 1,842,339	$ 51,137	$ 1,319,515	$ 471,687

Fair Value Measurements at Reporting Date Using
Quoted prices in active	Significant other	Significant
markets for identical	observable	unobservable

	Fair value	assets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,561	$ -	$ 16,561	$ -
Federally insured student loan securities	126,012	-	126,012	-
Obligations of states and political subdivisions	612,648	1,182	611,466	-
Residential mortgage-backed securities	422,129	-	422,129	-
Commercial mortgage-backed securities	123,239	-	123,239	-
Foreign debt securities	66,878	14,098	52,235	545
Other debt securities	126,172	51,007	74,344	821
Total investment securities available for sale	1,493,639	66,287	1,425,986	1,366
Loans held for sale	217,080	-	-	217,080
Investment in unconsolidated entity, senior note	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	-	-	15,408
Interest rate swaps, liability	942	-	942	-
	$ 1,903,372	$ 66,287	$ 1,425,044	$ 412,041

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Beginning balance	$ 1,366	$ 551	$ 217,080	$ 69,904
Transfers into level 3	-	1,279	-	-
Transfers out of level 3	-	(551)	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(23)	-	1,289	1,846
Included in other comprehensive income	-	87	-	-
Purchases, issuances, and settlements
Purchases	-		-	-
Issuances	-	-	265,021	630,165
Sales	(1,343)	-	(198,889)	(484,835)
Settlements	-	-	-	-
Ending balance	$ -	$ 1,366	$ 284,501	$ 217,080

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still

held at the reporting date.	$ -	$ -	$ 3,910	$ 3,587

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	June 30, 2015	December 31, 2014
Beginning balance	$ 193,595	$ -
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	193,595
Issuances	-	-
Sales	-	-
Settlements	(6,409)	-
Ending balance	$ 187,186	$ 193,595

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 3,188	$ -	$ -	$ 3,188

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,450	$ -	$ -	$ 2,450
Intangible assets	6,228	-	-	6,228
	$ 8,678	$ -	$ -	$ 8,678

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2015, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $3.2 million through specific reserves and other write downs of $1.0 million or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at June 30, 2015 were troubled debt restructured loans with a balance of $522,000 which had specific reserves of $27,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of June 30, 2015, the Company had entered into eight interest rate swap agreements with an aggregate notional amount of $52.8 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a gain of $1.6 million for the six months ended June 30, 2015 on derivative instruments.  The amount receivable by the Company under these swap agreements was  $520,000 at June 30, 2015.  At June 30, 2015, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $750,000.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2015 are summarized below (in thousands):

	June 30, 2015
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
April 16, 2025	$ 2,700	2.0%	0.28%	$ 116
May 6, 2025	20,300	2.2%	0.28%	426
May 19, 2025	5,500	2.2%	0.28%	120
June 5, 2025	6,800	2.5%	0.28%	1
June 12, 2025	5,100	2.6%	0.29%	(46)
June 16, 2025	4,700	2.4%	0.29%	7
June 19, 2025	2,400	2.5%	0.29%	1
July 2, 2025	5,300	2.5%	0.28%	(1)
Total	$ 52,800			$ 625

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of June 30, 2015 and the accumulated amortization was $687,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of June 30, 2015 the accumulated amortization was $4.5 million.  For both 2015 and 2014, amortization expense for the second quarter was $250,000 and for the six months was $500,000.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016.  The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  The guidance in this ASU affects creditors that hold government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the Veterans Administration.  It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

Note 12.  Regulatory Matters

It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that a financial holding company should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Note 13.  Legal

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System.  Filed under the caption of In re The Bancorp Inc. Securities Litigation, the consolidated complaint asserts claims against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, and alleges that during a class period beginning April 24, 2013 through July 23, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.   The consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.   The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the consolidated complaint on March 24, 2015.  Following Bancorp’s April 1, 2015 announcement that it would be restating its financial statements, the parties entered into a stipulation dated April 10, 2015 allowing the plaintiffs to file an amended complaint within 28 days of Bancorp filing its restated financial statements, and giving the defendants 28 days to respond to the amended complaint.  The court approved the parties’ stipulation on April 14, 2015.  This litigation is in its preliminary stages.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.   Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation the Company decided to discontinue its commercial lending operations, as described in Note 15. Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate the remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business; specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, SBA loans, leasing and SBLOCs and any deposits generated by those business lines.  Payments include prepaid cards, merchant payments and healthcare accounts.  Corporate includes our investment portfolio and corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its operations.

	For the three months ended June 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 11,516	$ 0	$ 8,856	$ -	$ 20,372
Interest allocation	-	8,856	(8,856)	-	-
Interest expense	1,265	1,860	210	-	3,335
Net interest income	10,250	6,996	(210)	-	17,037
Provision for loan and lease losses	510	-	-	-	510
Non-interest income	10,901	16,034	(2,211)	-	24,724
Non-interest expense	11,627	31,174	3,633	-	46,434
Income (loss) from continuing operations before taxes	9,015	(8,144)	(6,054)	-	(5,183)
Income taxes	-	-	(2,684)	-	(2,684)
Income (loss) from continuing operations	9,015	(8,144)	(3,370)	-	(2,499)
Income from discontinued operations	-	-	-	2,673	2,673
Net income (loss)	$ 9,015	$ (8,144)	$ (3,370)	$ 2,673	$ 174

	For the three months ended June 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 8,787	$ 14	$ 8,809	$ -	$ 17,610
Interest allocation	-	8,809	(8,809)	-	-
Interest expense	987	1,541	291	-	2,819
Net interest income	7,800	7,282	(291)	-	14,791
Provision for loan and lease losses	1,173	-	-	-	1,173
Non-interest income	7,179	16,194	16	-	23,389
Non-interest expense	10,188	26,100	(2,276)	-	34,012
Income (loss) from continuing operations before taxes	3,618	(2,624)	2,001	-	2,995
Income taxes	-	-	1,343	-	1,343
Income (loss) from continuing operations	3,618	(2,624)	658	-	1,652
Loss from discontinued operations	-	-	-	8,670	8,670
Net income (loss)	$ 3,618	$ (2,624)	$ 658	$ 8,670	$ 10,322

For the six months ended June 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Interest income	$ 22,204	$ 10	$ 17,875	$ -	$ 40,089

Interest allocation	-	17,875	(17,875)	-	-
Interest expense	2,477	3,650	410	-	6,538
Net interest income	19,726	14,235	(410)	-	33,551
Provision	1,175	-	-	-	1,175
Non-interest income	14,914	32,772	(2,185)	-	45,501
Non-interest expense	22,076	57,153	8,065	-	87,294
Income (loss) from continuing operations before taxes	11,389	(10,145)	(10,661)	-	(9,417)
Income taxes	-	-	(5,111)	-	(5,111)
Income (loss) from continuing operations	11,389	(10,145)	(5,550)	-	(4,306)
Loss from discontinued operations	-	-	-	4,694	4,694
Net income (loss)	$ 11,389	$ (10,145)	$ (5,550)	$ 4,694	$ 388

	For the six months ended June 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 17,235	$ 29	$ 16,900	$ -	$ 34,165
Interest allocation	-	16,900	(16,900)	-	-
Interest expense	1,993	3,028	702	-	5,723
Net interest income	15,243	13,902	(702)	-	28,442
Provision	2,448	-	-	-	2,448
Non-interest income	14,081	32,956	30	-	47,067
Non-interest expense	20,159	43,993	1,065	-	65,217
Income (loss) from continuing operations before taxes	6,716	2,865	(1,737)	-	7,844
Income taxes	-	-	2,966	-	2,966
Income (loss) from continuing operations	6,716	2,865	(4,703)	-	4,878
Income from discontinued operations	-	-	-	7,071	7,071
Net income (loss)	$ 6,716	$ 2,865	$ (4,703)	$ 7,071	$ 11,949

June 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,248,477	$ 30,320	$ 2,727,651	$ 651,158	$ 4,657,607
Total liabilities	$ 1,213,905	$ 3,025,623	$ 102,324	$ -	$ 4,341,853

December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,099,914	$ 30,503	$ 2,967,971	$ 887,929	$ 4,986,317
Total liabilities	$ 1,165,567	$ 3,198,129	$ 303,598	$ -	$ 4,667,294

Note 15.  Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and will focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition. As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets  of the commercial lending operations to be disposed are presented as assets held for sale  on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
		(restated)		(restated)
	(in thousands)
Interest income	$ 7,397	$ 12,962	$ 15,932	$ 25,623
Interest expense	-	-	-	-
Provision for loan and lease losses	-	(598)	-	13,262
Net interest income (loss) after provision	7,397	13,560	15,932	12,361

Non interest income	2,288	321	2,336	798
Non interest expense	5,588	1,818	11,072	3,571

Income (loss) before taxes	4,097	12,063	7,196	9,588
Income taxes	1,424	3,393	2,502	2,517
Net income (loss)	$ 2,673	$ 8,670	$ 4,694	$ 7,071

	June 30,	December 31,
	2015	2014
	(in thousands)
Loans, net	$ 629,314	$ 867,399
Other assets	21,844	20,530
Total assets	$ 651,158	$ 887,929

Based upon an independent third party review, the Company marked the  commercial lending portfolio in discontinued operations to lower of cost or market.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed   The results of discontinued operations do not include any future severance payments.  The Company has begun the process of selling its commercial portfolio and has sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September  30, 2014 date of discontinuance of operations. The $342.2 million of loans sold had a face value of approximately $417.1 million.  These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans sold to the securitization, the Company recognized a gain of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.

Note 16. Subsequent Events

The Company evaluated its June 30, 2015 financial statements for subsequent events through the date the financial statements were issued.

In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval. The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval. The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due September 15, 2015.  Future payments are subject to future approval by the Federal Reserve.

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

 Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank.  In our continuing lending operations we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities, or CMBS.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.

In our banking operations, we focus on providing our services on a national basis to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; healthcare savings accounts for healthcare providers and third-party plan administrators; and prepaid cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity group banking. Our private label banking, merchant processing, healthcare accounts and prepaid card programs are a source of fee income and low-cost deposits.

In Europe, we maintain three operational service subsidiaries and one subsidiary through which we offer prepaid card issuing services.

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

Results of Operations

Second quarter 2015 to second quarter 2014

Net Income: Net loss from continuing operations for the second quarter of 2015 was $2.5 million, or $.07 per diluted share, compared to net income of $1.7 million, or $.04 per diluted share for the second quarter of 2014.   After discontinued operations, net income for the second quarter of 2015 was $174,000 compared to net income of $10.3 million for the second quarter of 2014. A $5.2 million pre-tax loss in continuing operations reflected $9.2 million of BSA- related consulting expense, $2.2 million increase in net interest income and a $1.3 million increase in non-interest income (excluding security gains) and a $663,000 decrease in the provision for loan and lease losses between those respective periods. Non-interest income (excluding security gains) increased to $24.5 million in second quarter 2015 from $23.2 million in second quarter 2014, reflecting increases in several categories which totaled $3.4 million, partially offset by a $1.8 million reduction in prepaid card fees and a $359,000 decrease in leasing income. The decrease in prepaid card fees  reflected  a reduction of certain fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card clients as described in the Company’s 8-K filed April 15, 2014. The $3.4 million increase in the various other income categories reflected a $1.1 million increase in income on investment in unconsolidated subsidiary, which resulted from the sale of loans from discontinued operations on December 30, 2014.  Gain on sale of loans was $5.9 million for the second quarter of 2015, compared to $5.2 million in second quarter 2014 reflecting higher margins, but lower volume than the previous year.  Net income from discontinued operations was $2.7 million in second quarter 2015, compared to $8.7 million of net income from  discontinued operations for the second quarter of 2014 reflecting lower interest income due to loan sales and loan paydowns.  Diluted loss per share was $0.00 in second quarter 2015 compared to diluted earnings per share of $0.27 in the second quarter of 2014.  Return on average assets and return on average equity were .01% and .22% for the second quarter of 2015,  compared to .95% and 16.49% for the second quarter of 2014.

Net Interest Income:  Our net interest income for second quarter 2015 increased to $17.0 million, an increase of $2.2 million or 15.2% from $14.8 million in second quarter 2014.   Our interest income for second quarter 2015 increased to $20.4 million, an increase of $2.8 million or 15.7% from $17.6 million for second quarter 2014.  The increase in interest income resulted primarily from higher balances of loans.   Our average loans and leases increased to $1.26 billion for second quarter 2015 from $864.5 million for second quarter 2014, while related interest income increased $2.8 million on a tax equivalent basis.  Our average investment securities decreased to $1.51 billion for second quarter 2015 from $1.52 billion for second quarter 2014, while related interest income decreased $323,000 on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2015 decreased to 2.23% from 2.69% in the second quarter of 2014, a decrease of 46 basis points.  The decrease in the net interest margin reflected lower yields on loans and higher balances of lower yielding deposits at the Federal Reserve Bank.    In second quarter 2015, the average yield on our loans decreased to 3.63% from 4.09% for second quarter 2014, a decrease of 46 basis points. The decrease in loan yields reflected a higher proportion of SBLOC loans, which have lower yields and low levels of losses. Yields on taxable investment securities in second quarter 2015 were comparable at 2.00% compared to 2.02% for second quarter 2014, an increase of 2 basis points.  Yields on non-taxable investments were lower at 3.57% compared to 3.96%, respectively, a decrease of 39 basis points.  Average interest earning deposits increased $299.0 million, or 45.9% to $950.0 million in second quarter 2015 from $651.0 million in second quarter 2014, as overnight investments were deployed into investment securities and loans.  The interest cost of total deposits and interest bearing liabilities was comparable at 0.30% for second quarter 2015 compared to 0.28% in second quarter 2014.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2015			2014
				(restated)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,240,932	$ 11,258	3.63%	$ 846,171	$ 8,644	4.09%
Leases - bank qualified*	24,023	424	7.06%	18,293	244	5.34%
Investment securities-taxable	982,332	4,906	2.00%	1,062,951	5,356	2.02%
Investment securities-nontaxable*	523,843	4,674	3.57%	459,164	4,547	3.96%
Interest earning deposits at Federal Reserve Bank	950,019	557	0.23%	651,002	411	0.25%
Federal funds sold and securities purchased under agreement to resell	44,280	158	1.43%	24,133	85	1.41%
Net interest earning assets	3,765,429	21,977	2.33%	3,061,714	19,287	2.52%

Allowance for loan and lease losses	(4,234)			(7,414)
Assets held for sale	679,581	7,397	4.35%	1,294,532	13,124	4.06%
Other assets	302,973			(11,070)
	$ 4,743,749			$ 4,337,762

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,080,804	$ 2,835	0.28%	$ 3,698,142	$ 2,298	0.25%
Savings and money market	313,142	374	0.48%	332,973	364	0.44%
Time	1,400	6	0.00%	10,844	33	0.00%
Total deposits	4,395,346	3,215	0.29%	4,041,959	2,695	0.27%

Short-term borrowings	-	-	0.00%	-	-	0.00%
Repurchase agreements	5,167	4	0.31%	16,320	11	0.27%
Subordinated debt	13,401	116	3.46%	13,401	113	3.37%
Total deposits and interest bearing liabilities	4,413,914	3,335	0.30%	4,071,680	2,819	0.28%

Other liabilities	10,933			15,007
Total liabilities	4,424,847			4,086,687

Shareholders' equity	318,902			251,075
	$ 4,743,749			$ 4,337,762

Net interest income on tax equivalent basis *		$ 26,039			$ 29,592

Tax equivalent adjustment		1,784			1,677

Net interest income		$ 24,255			$ 27,915

Net interest margin *			2.23%			2.69%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For second quarter 2015, average interest earning assets increased to $3.77 billion, an increase of $703.7 million or 23.0% from second quarter 2014.  The increase reflected increased average balances of loans and leases of $400.5 million or 46.3%,  net of decreases in average balances of investment securities of $15.9 million or 1.0%.  Average demand and interest checking deposits increased $382.7 million or 10.3%.  We experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $510,000 for the second quarter of 2015 compared to $1.2 million for the second quarter of 2014.   The $663,000 decrease reflects higher reserves on specific loans in the second quarter of 2014 .  The allowance for loan losses increased to $4.4 million or 0.45% of total loans at June 30, 2015, from $3.6 million or 0.42% of total loans at December 31, 2014.   We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $24.5 million in second quarter 2015 compared to $23.2 million in second quarter 2014 before gain on sale of investment securities of $193,000 in the second quarter of 2015 and $159,000 in the second quarter of 2014.  The $1.3 million or 5.6% increase between those respective periods reflected increases in several categories. These increases were partially offset by a $1.8 million or 13.7% decrease in prepaid card fees to $11.1 million for second quarter 2015.  The decrease reflected a reduction of certain fees on existing business and the exit in November, 2014 of one of the Bank’s prepaid card clients as described in the Company’s Current Report on Form 8-K filed April 15, 2014.  Gain on sale of loans, reflecting higher margins but lower volume, increased $689,000 or 13.2% to $5.9 million for second quarter 2015.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $523,000 or 38.0% to $1.9 million for second quarter 2015 from $1.4 million for second quarter 2014 reflecting health savings account service charges assessed on a larger number of accounts. Leasing income decreased $359,000 between those respective periods reflecting gains on disposition of leased vehicles in 2014 due to a higher volume of such dispositions.  Affinity fees increased $228,000 or 34.1% to $896,000 for second quarter 2015 from $668,000 for second quarter 2014.  The increase resulted from the growth in one affinity relationship.  Other non-interest income increased $1.8 million or 625.8% to $2.1 million for second quarter 2015 from $287,000 in second quarter 2014.  The increase reflected a $1.1 million increase in income on investment in unconsolidated subsidiary. The investment resulted from the sale of loans from discontinued operations on December 30, 2014 .

Non-Interest Expense. Total non-interest expense was $46.4 million for second quarter 2015, an increase of $12.4 million or 36.5% over $34.0 million for second quarter 2014.  The increase reflected an increase of $7.0 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Order.  Salaries and employee benefits amounted to $17.4 million, an increase of $1.6 million or 10.4% over $15.7 million for second quarter 2014.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, SBA loan production and leasing business development.  Depreciation and amortization increased $62,000 or 5.5% to $1.2 million in second quarter 2015 from $1.1 million in second quarter 2014 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades. Rent and occupancy increased $279,000 or 24.9% to $1.4 million in second quarter 2015 from $1.1 million in second quarter 2014 which reflected additional main office operations and compliance space and new Florida office space for BSA staff.  Data processing increased $297,000 or 8.6% to $3.8 million in second quarter 2015 from $3.5 million in second quarter 2014.  The increase reflected increased account and transaction volume.  Printing and supplies decreased $21,000 or 3.6% to $568,000 in second quarter 2015 from $589,000 in second quarter 2014.  Audit expense increased $373,000 or 93.3% to $773,000 in second quarter 2015 from $400,000 in second quarter 2014. The increase reflected additional external audit expense including expense related to compliance audits. Legal expense increased $346,000 or 114.6% to $648,000 in second quarter 2015 from $302,000 in second quarter 2014. The increase reflected additional legal fees relating to regulatory matters. FDIC insurance expense increased $1.6 million or 146.7% to $2.8 million for second quarter 2015 from $1.1 million in second quarter 2014, reflecting a higher assessment rate (see “Recent Developments”) and increased average deposits.  Software expense increased $400,000 or 35.6% to $1.5 million in second quarter 2014 from $1.1 million  in second quarter 2014 reflecting additional information technology infrastructure to improve efficiency and scalability. Securitization and servicing expense decreased $330,000 or 46.9% to $373,000 for second quarter 2015 from $703,000 for second quarter 2014 as a result of decreased volume. Consulting increased $323,000 or 79.0% to $732,000 in second quarter 2015 from $409,000 in second quarter 2014 reflecting  $200,000 of expense for an independent review of  our BSA and AML compliance programs including consulting related to the internal audit of  these programs.  Other non-interest expense increased $431,000 or 9.6% to $4.9 million in second quarter 2015 from $4.5 million in second quarter 2014.  The increase reflected an increase of $221,000 in prepaid card fraud losses and increased travel expense.

Income Taxes.    Income tax benefit for continuing operations was $2.7 million for the second quarter 2015 compared to $1.3 million of expense in the second quarter 2014.

First six months 2015 to first six months 2014

Net Income: Net loss from continuing operations for the first six months of 2015 was $4.3 million, or $.11 per diluted share, compared to net income of $4.9 million, or $.13 per diluted share for the first six months  of 2014. After discontinued operations, net income for the first six months of 2015 was $388,000 compared to net income of $11.9 million for the first six months of 2014.  A $5.1 million increase in net interest income and a $1.3 million decrease in the provision for loan and lease losses were more than offset by a $1.4 decrease in non-interest income (excluding security gains), a  $12.8 million increase in BSA related consulting expenses and a  $9.3 million increase in other non-interest expense.   Non-interest income (excluding security gains) decreased to $45.2 million in the first six months of 2015 from $46.7 million in the first six months of 2014, reflecting increases in several categories which totaled $4.0 million which were more than offset by a $2.1 decrease in prepaid card fees and a $3.1 million decrease in gain on sale of loans. The decrease in prepaid card fees  reflected  a reduction of certain fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card clients as described in the Company’s 8-K filed April 15, 2014. The decrease in gain on sale of loans primarily reflected a decrease in volume.  The $4.0 million increase in the various other income categories reflected a $2.1 million increase in income on investment in unconsolidated subsidiary, which resulted from the sale of loans from discontinued operations on Deceimber 30, 2014.    Net interest income increased to $33.6 million from $28.4 million primarily as a result of higher loan and investment security balances.  The provision for loan and lease losses decreased $1.3 million to $1.2 million in the first six months of 2015, compared to $2.4 in the first six months of 2014. Net income from discontinued operations was $4.7 million for the first six months of 2015, compared to net income of $7.1 million from discontinued operations for the first six months of 2014.  Diluted earnings per share was $0.12 for the first six months of 2015 compared to diluted earnings per share of $0.18 in the first six months of 2014.  Return on average assets   and return on average equity were .02% and .25% for the first six months of 2015, compared to 0.52% and 9.35% for the first six months of 2014.

Net Interest Income:  Our net interest income for the first six months of 2015 increased to $33.6 million, an increase of $5.1 million, or 18.0%, from $28.4 million in the first six months of 2014. Our interest income for first the six months of 2015 increased to $40.1 million, an increase of $5.9 million or 17.3% from $34.2 million for the first six months of 2014. The increase in interest income resulted primarily from higher balances of loans and investment securities.  Investment security balances have been increased to achieve higher returns compared to overnight investments.  Our average loans and leases increased to $1.25 billion for the first six months of 2015 from $852.3  million for the first six months of 2014, while related interest income increased $5.0 million on a tax equivalent basis.  Our average investment securities increased to $1.53 billion for the first six months of 2015 from $1.47 billion for the first six months of 2014, while related interest income increased $1.5 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2015 decreased to 2.23% from 2.48% in the first six months of 2014, a decrease of 25 basis points.  The decrease in the net interest margin reflected lower yields on loans and higher balances of lower yielding deposits at the Federal Reserve Bank. In the first six months of 2015, the average yield on our loans decreased to 3.55% from 4.06% for the first six months of 2014, a decrease of 51 basis points. The decrease in loan yields reflected a higher proportion of SBLOC loans, which have lower yields and low levels of losses.  Yields on taxable investment securities were comparable at 2.00% compared to 2.02% an increase of 2 basis points.  Additionally, yields on non-taxable investments were higher at 3.67% compared to 3.65%, respectively, an increase of 2 basis points.  Average interest earning deposits increased $71.1 million, or 7.5% to $1.02  billion in the first six months of 2015 from $952.0 million in the first six months of 2014.  The interest cost of total deposits and interest bearing liabilities was comparable at 0.29% for the first six months of 2015 compared to 0.27% in the first six months of 2014.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2015			2014
				(restated)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,227,728	$ 21,765	3.55%	$ 833,973	$ 16,945	4.06%
Leases - bank qualified*	20,807	716	6.88%	18,290	490	5.36%
Investment securities-taxable	1,005,397	10,066	2.00%	1,041,218	10,493	2.02%
Investment securities-nontaxable*	528,060	9,680	3.67%	425,512	7,757	3.65%
Interest earning deposits at Federal Reserve Bank	1,023,112	1,179	0.23%	951,983	1,175	0.25%
Federal funds sold and securities purchased under agreement to resell	45,259	322	1.42%	27,321	191	1.40%
Net interest earning assets	3,850,363	43,728	2.27%	3,298,297	37,051	2.25%

Allowance for loan and lease losses	(3,938)			(3,192)
Assets held for sale	718,630	15,931	4.43%	1,290,719	26,042	4.04%
Other assets	288,981			5,740
	$ 4,854,036			$ 4,591,564

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 4,185,239	$ 5,442	0.26%	$ 3,857,839	$ 4,535	0.24%
Savings and money market	315,943	860	0.54%	415,122	868	0.42%
Time	1,400	12	1.71%	12,086	69	1.14%
Total deposits	4,502,582	6,314	0.28%	4,285,047	5,472	0.26%

Short-term borrowings	-	-	0.00%	11	-	0.00%
Repurchase agreements	9,135	13	0.28%	16,686	23	0.28%
Subordinated debt	13,401	211	3.15%	13,401	228	3.40%
Total deposits and interest bearing liabilities	4,525,118	6,538	0.29%	4,315,145	5,723	0.27%

Other liabilities	9,976			18,593
Total liabilities	4,535,094			4,333,738

Shareholders' equity	318,942			257,826
	$ 4,854,036			$ 4,591,564

Net interest income on tax equivalent basis *		$ 53,121			$ 57,370

Tax equivalent adjustment		3,638			2,886

Net interest income		$ 49,483			$ 54,484

Net interest margin *			2.23%			2.48%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first six months of 2015, average interest earning assets increased to $3.85 billion, an increase of $552.1 million or 16.7% from the first six months of 2014.  The increase reflected increased average balances of loans and leases of $396.3 million or 46.5%, and increased average balances of investment securities of $66.7 million or 4.5%.    Average demand and interest checking deposits increased $327.4 million or 8.5%.  We experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.2 million for the first six months of 2015 compared to $2.4 million for the first six months of 2014.  The $1.3 million decrease in the provision reflects higher reserves on specific loans in 2014.  The decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2015, our allowance for loan and lease losses amounted to $4.4 million or 0.45% of total loans  compared to $3.6 million or 0.42% of total loans at December 31, 2014.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $45.2 million in the first six months of 2015 compared to $46.7 million in the first six months of 2014 before gains on securities of $273,000 and $400,000 respectively.  The $1.4 million or 3.1% decrease between those respective periods reflected a $2.1 million or 8.0% decrease in prepaid fees to $24.3 million for the first six months of 2015.  The decrease reflected a reduction of certain fees on existing business and the exit in November, 2014 of one of the Bank’s prepaid card clients as described in the Company’s Current Report on Form  8-K filed April 15, 2014.  Gain on sale of loans decreased $3.1 million or 29.2% to $7.6 million for the first six months of 2015 primarily due to a decrease in volume.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $1.1 million or 41.5% to $3.7 million for the first six months of 2015 from $2.6 million for the first six months of 2014 reflecting health savings account service charges assessed on a larger number of accounts.  Affinity fees increased $106,000 or 8.8% to $1.3 million for the first six months of 2015 from $1.2 million for the first six months of 2014.  This increase resulted primarily from growth in  one affinity relationship .  Other non-interest income increased $2.7 million or 288.7% to $3.6 million for the first six months of 2015 from $918,000 in the first six months of 2014.  This increase reflected a $2.1 million increase in income on investment in  unconsolidated subsidiary, which resulted from the sale of loans from discontinued operations on December 30, 2014.

Non-Interest Expense. Total non-interest expense was $87.3 million for the first six months of 2015, an increase of $22.1 million or 33.9% over $65.2 million for the first six months of 2014.  The increase reflected an increase of $12.8 million in BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Order.   Salaries and employee benefits amounted to $32.9 million, an increase of $2.0 million or 6.5% over $30.9 million for the first six months of 2014.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, SBA loan production and leasing business development.  Depreciation and amortization increased $214,000 or 9.8% to $2.4 million in the first six months of 2015 from $2.2 million in the first six months of 2014 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $637,000 or 29.6% to $2.8 million in the first six months of 2015 from $2.1 million in the first six months of 2014 which reflected increased main office operations space and new Florida office space for BSA staff.  Data processing expense increased $270,000 or 4.0% to $7.0 million in the first six months of 2015 from $6.7 million in the first six months of 2014.  The increase reflected increased account and transaction volume.  Printing and supplies increased $38,000 or 3.3% to $1.2 million in the first six months of 2015 from $1.1 million in the first six months of 2014.  Audit expense increased $423,000 or 54.5% to $1.2 million in the first six months of 2015 from $776,000 in the first six months of 2014.  The increase reflected additional external audit expense including expense related to compliance audits.  Legal expense increased $1.1 million or 120.3% to $2.1 million for the first six months of 2015 from $932,000 in the first six months of 2014.  The increase in legal expense reflected  higher fees related to regulatory matters.  FDIC insurance expense increased $2.8 million or 99.9% to $5.6 million for the first six months of 2015 from $2.8 million in the first six months of 2014, reflecting a higher assessment rate (see “Recent Developments”) and increased average deposits.  Software expense increased $582,000 or 25.4% to $2.9 million in the first six months of 2015 from $2.3 million in the first six months of 2014  reflecting additional information technology infrastructure to improve efficiency and scalability.  Securitization and servicing expense decreased $429,000 or 33.5% to $852,000 in the first six months of 2015 from $1.3 million in the first six months of 2014 reflecting decreased volume. Consulting expense increased $1.1 million or 100.9% to $2.2 million in the first six months of 2015 from $1.1 million in the first six months of 2014 reflecting $586,000 of expense for an independent review of our  BSA and AML compliance programs including consulting related to the internal audit of these programs.  Other non-interest expense increased $527,000 or 6.4% to $8.8 million in the first six months of 2015 from $8.2 million in the first six months of 2014.  The $527,000 increase reflected an increase of $277,000 in prepaid card fraud losses and increased travel expense.

Income Taxes.  Income tax benefit for continuing operations was $5.1 million for the first six months of 2015 compared to an expense of $3.0 million in the first six months of 2014.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds for our financing activities has been cash inflows from net increases in deposits.  While net deposits decreased $305.7 million in the first six months of 2015, the balance of  interest earning deposits at the Federal Reserve Bank on June 30, 2015 was $937.0 million and represented a significant amount of on balance sheet liquidity.  The decrease in deposits reflected the exit of less profitable relationships. Loan repayments, also a source of funds, were exceeded by new loan disbursements during that period and securities maturities and repayments were exceeded by new purchases.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.  We have been taking steps to reduce excess liquidity as a result of low overnight rates, by exiting less profitable relationships and deploying overnight investments into loans and securities.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source. We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank and PNC Bank. We have a $511.5 million line of credit with the Federal Home Loan Bank and $34.0 million in additional lines of credit with correspondent banks. As of  June 30, 2015, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks.

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

Included in our cash and cash-equivalents at June 30, 2015 were $937.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government. In addition, we diverted a portion of our excess funds to short term securities to generate better returns.

Funding was directed primarily at cash outflows required for purchases of investment securities (net of repayments), which were $(110.3) million for the year to date ended June 30, 2015 and $187.5 million for the prior year to date ended June 30, 2014 and funding for net loan growth, which was $93.1 million and $166.3 million, respectively.  Deposit outflows resulted from exiting less profitable customer deposit relationships in the six months ended June 30, 2015.  We had outstanding commitments to fund loans, including unused lines of credit of $797.4 million and $709.1 million as of June 30, 2015 and December 31, 2014, respectively. We have begun the process of selling our discontinued  loan portfolio and have sold loans with a book value of approximately $342.2 million,  of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million  of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the  consolidated balance sheet as investment in unconsolidated subsidiary.  After $74.9 million of loan charges  reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of  $17.0 million.   In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million which was recorded in discontinued operations.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8% and a ratio of total capital to risk-weighted assets of 10.0% in order to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At June 30, 2015 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated. Basel III capital changes became effective January 1, 2015. Basel III added an additional ratio which measures common equity to risk weighted assets which  is included  below:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2015
The Bancorp	6.46%	13.68%	13.88%	13.68%
The Bancorp Bank	6.08%	12.89%	13.08%	12.89%

"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2014
The Bancorp	7.07%	11.54%	11.67%	n/a
The Bancorp Bank	6.46%	10.46%	10.59%	n/a
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%	n/a

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2015. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions, wholly judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 157,355	$ 2,962	$ 41,444	$ 13,124	$ 69,616
Loans net of deferred loan costs	672,799	46,884	140,551	104,751	3,048
Investment securities	267,957	226,215	245,066	134,966	589,472
Interest earning deposits	936,989	-	-	-	-
Securities purchased under agreements to resell	40,068	-	-	-	-
Total interest earning assets	1,917,813	273,099	385,617	239,717	592,520

Interest bearing liabilities:

Demand and interest checking	2,501,342	209,839	209,839	-	-
Savings and money market	80,316	160,632	80,316	-	-
Time deposits	1,400	-	-	-	-
Securities sold under agreements to repurchase	2,357	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,598,816	370,471	290,155	-	-
Gap	$ (681,003)	$ (97,372)	$ 95,462	$ 239,717	$ 592,520
Cumulative gap	$ (681,003)	$ (778,375)	$ (682,913)	$ (443,196)	$ 149,324
Gap to assets ratio	-15%	-2%	2%	5%	13%
Cumulative gap to assets ratio	-15%	-17%	-15%	-10%	3%

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

Financial Condition

General.    Our total assets at June 30, 2015 were $4.66 billion, of which our total loans were $968.0 million. At December 31, 2014 our total assets were $4.99 billion, of which our total loans were $874.6 million.

Interest earning deposits and federal funds sold.  At June 30, 2015, we had a total of $937.0 million of interest earning deposits compared to $1.06 billion at December 31, 2014 a decrease of $122.3 million or 11.5%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities decreased to $1.46 billion at June 30, 2015, a decrease of $123.7 million or 7.8% from year-end 2014. The decrease in investment securities was primarily a result of paydowns of residential and commercial mortgage-backed securities.  Other securities, included in the held-to-maturity classification at June 30, 2015, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of  two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $8.9 million was issued by an insurance company;  and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.7 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $82,000, which was collateralized by bank trust preferred securities;  and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,902	$ 2,000	$ 98	Not rated
Security B	8,988	5,193	(3,795)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 82	$ 174	$ 92	CAA1	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. As prescribed by accounting standards, for year to date June 30, 2015 and June 30, 2014 respectively, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at June 30, 2015 compared to $1.0 million at December 31, 2014.

Investment securities with a carrying value of $22.8 million at June 30, 2015 and $25.7 million at December 31, 2014, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, Small Business Administration, or SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale increased to $284.5 million at June 30, 2015 from $217.1 million at December 31, 2014.

Loan portfolio. Total loans increased to $968.0 million at June 30, 2015 from $874.6 million at December 31, 2014.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2015	2014

SBA non real estate	$ 63,390	$ 62,425
SBA commercial mortgage	85,234	82,317
SBA construction	16,977	20,392
Total SBA loans	165,601	165,134
Direct lease financing	222,169	194,464
SBLOC	512,269	421,862
Other specialty lending	32,118	48,625
Other consumer loans	27,044	36,168
	959,201	866,253
Unamortized loan fees and costs	8,832	8,340
Total loans, net of deferred loan costs	$ 968,033	$ 874,593

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans,  direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management.  The loan review department’s oversight parameters include borrower relationships over $3.0 million, whether they are performing or not, and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 46% and 45% the continuing loan portfolio was reviewed at June 30, 2015 and December 31, 2014, respectively.  The loan review policy guideline specifies a minimum of 60% of total loan balances are reviewed annually. As of June 30, 2015 and December 31, 2014 that percentage was maintained based upon the total of discontinued and continuing operations loans.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio for appropriate coverage levels for its continuing loan portfolio. In 2014,the loan review department performed additional loan review procedures for commercial  loans which were partially or fully subject to charge off in 2012, 2013 and 2014, all criticized loans ( loans classified as special mention, substandard and doubtful) and loans which had been assigned a potential loss allocation by an independent third party loan review consultant. In 2014 that loan review consultant reviewed all commercial loan relationships greater than  $2 million and non accrual loans  and continues to update such coverage on a quarterly basis.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 792	$ 792	$ 62,598	$ 63,390
SBA commercial mortgage	-	-	-	-	-	85,234	85,234
SBA construction	-	-	-	-	-	16,977	16,977
Direct lease financing	4,319	662	516	-	5,497	216,672	222,169
SBLOC	-	-	-	-	-	512,269	512,269
Other specialty lending	-	-	-	-	-	32,118	32,118
Consumer - other	1	-	-	-	1	5,659	5,660
Consumer - home equity	74	-	104	1,874	2,052	19,332	21,384
Unamortized loan fees and costs	-	-	-	-	-	8,832	8,832
	$ 4,394	$ 662	$ 620	$ 2,666	$ 8,342	$ 959,691	$ 968,033

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663

Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the six months ended
	June 30,
	2015	2014
		(restated)

Ratio of the allowance for loan losses to total loans	0.45%	0.72%
Ratio of the allowance for loan losses to nonperforming loans (1)	132.44%	164.21%
Ratio of nonperforming assets to total assets (1)	0.07%	0.08%
Ratio of net charge-offs to average loans	0.04%	0.06%
Ratio of net charge-offs to average loans annualized	0.07%	0.12%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans  decreased to 0.45% at June 30, 2015 from 0.72% at June 30, 2014.  The increase reflected the impact of lower reserves on specific loans.  The ratio of the allowance for loan losses to non-performing loans decreased to 132.44% at June 30, 2015 from 164.21% at June 30, 2014 primarily as a result of decreases in the allowance which exceeded the relative decrease in the non-performing loans.  The ratio of non-performing assets to total assets decreased primarily as a result of decreases in the allowance .  Net charge-offs to average loans decreased to 0.04% for the six months ended June 30, 2015 from 0.06% for the six months ended June 30, 2014, primarily due to lower charge-offs which decreased more than the relative increase in loan balances.

Net charge-offs.  Net charge-offs were $461,000 for the six months ended June 30, 2015, a decrease of $68,000 over net charge-offs for the same period of 2014.  The majority of the charge-offs in the first six months of 2015 were associated with consumer loan relationships.

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

	June 30,	June 30,	December 31,
	2015	2014	2014
		(restated)
Non-accrual loans
SBA non real estate	$ 1,055	$ 1,233	$ -
Consumer	1,611	2,180	1,907
Total non-accrual loans	2,666	3,413	1,907

Loans past due 90 days or more	620	119	149
Total non-performing loans	3,286	3,532	2,056

Other real estate owned	-	-	-
Total non-performing assets	$ 3,286	$ 3,532	$ 2,056

Loans that were modified as of June 30, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 184	$ 184	1	$ 197	$ 197
SBA commercial mortgage	4	16,998	16,998	-	-	-
Consumer	2	443	443	1	346	346
Total	7	$ 17,625	$ 17,625	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 184	$ -	$ -	$ 197	$ -
SBA commercial mortgage	-	14,050	2,948	-	-	-
Consumer	-	338	105	-	346	-
Total	$ -	$ 14,572	$ 3,053	$ -	$ 543	$ -

As of June 30, 2015 loans there were no loans that were restructured within the last 12 months that have subsequently defaulted  .

As of June 30, 2015 and December 31, 2014,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at June 30, 2015 and December 31, 2014:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 205	$ -
Consumer - other	338	338	-	342	-
Consumer - home equity	861	1,257	-	1,078	-
With an allowance recorded					-
SBA non real estate	976	976	259	710	-
Consumer - other	-	-	-	-	-
Consumer - home equity	750	750	750	970	-
Total
SBA non real estate	1,239	1,239	259	915	-
Consumer - other	338	338	-	342	-

Consumer - home equity	1,611	2,007	750	2,048	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

We had $2.7 million of non-accrual loans at June 30, 2015 compared to $1.9 million of non-accrual loans at December 31, 2014. The $759,000 increase in non-accrual loans was primarily due to $1.8 million of loans placed on non-accrual status partially offset by $353,000 of loan charge-offs and $726,000 of loan payments.  Loans past due 90 days or more still accruing interest amounted to $620,000 at June 30, 2015 and $149,000 at December 31, 2014. The $471,000 increase reflected $1.4 million of additions partially offset by $918,000 of loan payments.

We had no other real estate owned at June 30, 2015 and December 31, 2014.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2015 and December 31, 2014:

June 30, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 61,729	$ -	$ 976	$ -	$ -	$ 1,595	$ (910)	$ 63,390
SBA commercial mortgage	63,754	-	-	-	-	3,591	17,889	85,234
SBA construction	13,663	-	-	-	-	1,481	1,833	16,977
Direct lease financing	78,123	-	519	-	-	4,013	139,514	222,169
SBLOC	188,239	-	-	-	-	6,210	317,820	512,269
Other specialty lending	30,328	-	-	-	-	-	1,790	32,118
Consumer	7,171		3,176	-	-	-	16,697	27,044
Unamortized loan fees and costs	-	-	-	-	-	-	8,832	8,832
	$ 443,007	$ -	$ 4,671	$ -	$ -	$ 16,890	$ 503,465	$ 968,033

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million.  The loan portfolio review coverage was approximately 46%  at  June 30, 2015 and approximately 45% at December 31, 2014.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans, which are identified by either the independent loan review department or line management, are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Premises and equipment, net.  Premises and equipment amounted to $19.3 million at June 30, 2015 compared to $17.7 million at December 31, 2014.  The increase reflected additional information technology upgrades.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $651.1 million at June 30, 2015 compared to $887.9 million at December 31, 2014.  The decrease reflected loan sales of approximately $149.6 million and other principal paydowns.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At June 30, 2015, we had total deposits of $4.32 billion compared to $4.62 billion at December 31, 2014, a decrease of $305.7 million or 6.6%. The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2015		December 31, 2014
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 4,185,239	0.26%	$ 3,746,958	0.24%
Savings and money market	315,943	0.54%	366,160	0.43%
Time	1,400	1.71%	7,974	1.20%
Total deposits	$ 4,502,582	0.28%	$ 4,121,092	0.26%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2015 and December 31, 2014.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of June 30, 2015 and December 31, 2014.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.    Other liabilities amounted to $10.0 million at June 30, 2015 compared to $12.7 million at December 31, 2014, representing a decrease of $2.7 million.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Other than the changes discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. As described in Part 2, Item 9A: Controls and Procedures, in our annual report on Form 10-K for the year ended December 31, 2014, management identified  material weaknesses in our internal control over financial control surrounding our disclosure controls and procedures, with respect to:  Credit file maintenance and evaluation – We did not properly maintain credit files, including the evaluation of loan collateral and industry-specific information, relevant in determining the appropriate risk-ratings of our loans, in identifying the ultimate occurrence of loss events, and in calculating impairment under ASC 310 “Receivables”. Discontinued Operations – Our controls were not effective in identifying the appropriate classification of items to be included as discontinued operations.

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

Discontinued Operations (non-routine transactions):

We have enhanced our internal controls over our financial close process to ensure that appropriate research is conducted in determining the proper accounting treatment for all non-recurring transactions, including transactions and balances that qualify as discontinued operations.  Such accounting analysis and conclusions are reviewed and approved by senior financial management.

Subject to satisfactory completion of the design and testing of these new procedures for effectiveness, management believes that the implementation of these new procedures will remediate the material weakness.

Except for the changes discussed above there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of a consent order issued by the FDIC, captioned In the Matter of the Bancorp Bank, Wilmington, Delaware, effective June 5, 2014, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments.”

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System.  Filed under the caption of In re The Bancorp Inc. Securities Litigation, the consolidated complaint asserts claims against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, and alleges that during a class period beginning April 24, 2013 through July 23, 2014, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.   The consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.   The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the consolidated complaint on March 24, 2015.  Following Bancorp’s April 1, 2015 announcement that it would be restating its financial statements, the parties entered into a stipulation dated April 10, 2015 allowing the plaintiffs to file an amended complaint within 28 days of Bancorp filing its restated financial statements, and giving the defendants 28 days to respond to the amended complaint.  The court approved the parties’ stipulation on April 14, 2015.  This litigation is in its preliminary stages.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

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

THE BANCORP INC
(Registrant)

September 28, 2015	/s/ Frank Mastrangelo
Date	Frank Mastrangelo
President/Chief Executive Officer

September 28, 2015	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.