Form 10-Q
period 2015-09-30
Bancorp, Inc.
filed 2015-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2015

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

As of November 5, 2015 there were 37,758,237 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 4,002	$ 8,665
Interest earning deposits at Federal Reserve Bank	995,441	1,059,320
Securities purchased under agreements to resell	37,970	46,250
Total cash and cash equivalents	1,037,413	1,114,235

Investment securities, available-for-sale, at fair value	1,316,705	1,493,639
Investment securities, held-to-maturity (fair value $91,612 and $91,914, respectively)	93,604	93,765
Commercial loans held for sale	354,600	217,080
Loans, net of deferred loan fees and costs	994,518	874,593
Allowance for loan and lease losses	(4,194)	(3,638)
Loans, net	990,324	870,955
Federal Home Loan and Atlantic Central Bankers Bank stock	1,063	1,002
Premises and equipment, net	18,893	17,697
Accrued interest receivable	11,232	11,251
Intangible assets, net	5,248	6,228
Deferred tax asset, net	33,857	33,673
Investment in unconsolidated entity, at fair value	186,656	193,595
Assets held for sale	611,729	887,929
Other assets	53,123	45,268
Total assets	$ 4,714,447	$ 4,986,317

LIABILITIES
Deposits
Demand and interest checking	$ 4,002,638	$ 4,289,586
Savings and money market	376,577	330,798
Time deposits	-	1,400
Total deposits	4,379,215	4,621,784

Securities sold under agreements to repurchase	1,034	19,414
Subordinated debenture	13,401	13,401
Other liabilities	7,100	12,695
Total liabilities	4,400,750	4,667,294

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,858,322 and 37,808,777
shares issued at September 30, 2015 and December 31, 2014, respectively	37,858	37,809
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	299,470	297,987
Retained earnings	(33,429)	(28,242)
Accumulated other comprehensive income	10,664	12,335
Total shareholders' equity	313,697	319,023

Total liabilities and shareholders' equity	$ 4,714,447	$ 4,986,317

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
		(restated)		(restated)
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 12,811	$ 9,175	$ 35,042	$ 26,441
Interest on investment securities:
Taxable interest	4,562	5,311	14,628	15,804
Tax-exempt interest	3,097	3,157	9,388	8,197
Federal funds sold/securities purchased under agreements to resell	143	105	465	296
Interest earning deposits	580	285	1,759	1,460
	21,193	18,033	61,282	52,198
Interest expense
Deposits	3,277	2,635	9,591	8,107
Securities sold under agreements to repurchase	1	14	14	37
Subordinated debenture	117	116	328	344
	3,395	2,765	9,933	8,488
Net interest income	17,798	15,268	51,349	43,710
Provision for loan and lease losses	625	158	1,800	2,606
Net interest income after provision for loan and lease losses	17,173	15,110	49,549	41,104

Non-interest income
Service fees on deposit accounts	1,919	1,692	5,579	4,279
Card payment and ACH processing fees	1,493	1,369	4,242	3,989
Prepaid card fees	11,492	12,307	35,752	38,673
Gain (loss) on sale of loans	(830)	2,772	6,747	13,468
Gain (loss) on sale of investment securities	(335)	(35)	(62)	365
Leasing fee income	552	840	1,727	2,236
Debit card income	427	414	1,358	1,296
Affinity fees	1,083	649	2,391	1,851
Other	1,498	299	5,066	1,217
Total non-interest income	17,299	20,307	62,800	67,374

Non-interest expense
Salaries and employee benefits	16,768	13,935	49,677	44,824
Depreciation and amortization	1,171	1,178	3,568	3,361
Rent and related occupancy cost	1,445	1,274	4,231	3,423
Data processing expense	3,747	3,315	10,735	10,033
Printing and supplies	622	492	1,805	1,637
Audit expense	397	356	1,596	1,132
Legal expense	427	557	2,480	1,489
Amortization of intangible assets	298	304	893	912
FDIC insurance	2,700	1,492	8,306	4,297
Software	1,920	1,158	4,793	3,449
Insurance	482	404	1,441	1,340
Telecom and IT network communications	458	763	1,420	1,764
Securitization and servicing expense	398	573	1,250	1,854
Consulting	1,125	1,157	3,345	2,262
Bank Secrecy Act and lookback consulting expenses	11,687	2,749	26,643	4,918
Other	4,150	3,428	12,906	11,657
Total non-interest expense	47,795	33,135	135,089	98,352
Income (loss) from continuing operations before income taxes	(13,323)	2,282	(22,740)	10,126
Income tax benefit	(5,706)	(3,560)	(10,817)	(594)
Net income (loss) from continuing operations	$ (7,617)	$ 5,842	$ (11,923)	$ 10,720

Discontinued operations
Income from discontinued operations before income taxes	2,997	34,854	10,193	44,442
Income tax provision	955	15,727	3,457	18,244
Income from discontinued operations, net of tax	2,042	19,127	6,736	26,198
Net income (loss) available to common shareholders	$ (5,575)	$ 24,969	$ (5,187)	$ 36,918

Net income (loss) per share from continuing operations - basic	$ (0.20)	$ 0.15	$ (0.32)	$ 0.28
Net income (loss) per share from discontinued operations - basic	$ 0.05	$ 0.51	$ 0.18	$ 0.70
Net income (loss) per share - basic	$ (0.15)	$ 0.66	$ (0.14)	$ 0.98

Net income (loss) per share from continuing operations - diluted	$ (0.20)	$ 0.15	$ (0.32)	$ 0.28
Net income (loss) per share from discontinued operations - diluted	$ 0.05	$ 0.51	$ 0.18	$ 0.68
Net income (loss) per share - diluted	$ (0.15)	$ 0.66	$ (0.14)	$ 0.96

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2015	2014
		(restated)
	(in thousands)
Net income
Other comprehensive income (loss) net of reclassifications into net income:	$ (5,187)	$ 36,918

Other comprehensive income (loss)
Change in net unrealized (gain)/loss during the period	(1,598)	16,979
Reclassification adjustments for (gains)/losses included in income	62	(364)
Reclassification adjustments for foreign currency translation losses	(449)	-
Amortization of losses previously held as available-for-sale	42	16
Net unrealized gain (loss) on investment securities	(1,943)	16,631

Deferred tax expense
Securities available-for-sale:
Change in net unrealized (gain)/loss during the period	(315)	5,943
Reclassification adjustments for (gains)/losses included in income	29	(128)
Amortization of losses previously held as available-for-sale	14	6
Income tax expense (benefit) related to items of other comprehensive income	(272)	5,821

Other comprehensive income (loss) net of tax and reclassifications into net income	(1,671)	10,810
Comprehensive income (loss)	$ (6,858)	$ 47,728

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2015

(in thousands, except share data)

							Accumulated
	Common				Additional		other
	stock	Common		Treasury	paid-in	Retained	comprehensive
	shares	stock		stock	capital	earnings	income	Total

Balance at January 1, 2015	37,808,777	$ 37,809		$ (866)	$ 297,987	$ (28,242)	$ 12,335	$ 319,023
Net loss						(5,187)		(5,187)
Common stock issued as restricted shares,
net of tax benefits	49,545	49	-	-	(49)	-		-
Stock-based compensation	-	-		-	1,532	-	-	1,532
Other comprehensive income net of
reclassification adjustments and tax	-	-		-	-	-	(1,671)	(1,671)

Balance at September 30, 2015	37,858,322	$ 37,858		$ (866)	$ 299,470	$ (33,429)	$ 10,664	$ 313,697

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2015	2014
		(restated)
	(in thousands)
Operating activities
Net income (loss) from continuing operations	$ (11,923)	$ 10,720
Net income from discontinued operations, net of tax	6,736	26,198
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,461	4,273
Provision for loan and lease losses	1,800	2,606
Net amortization of investment securities discounts/premiums	10,279	7,448
Stock-based compensation expense	1,532	2,042
Loans originated for sale	(427,680)	(427,937)
Sale of loans originated for resale	296,907	375,194
Gain on sales of loans originated for resale	(6,747)	(13,468)
Gain on sale of fixed assets	(10)	(2)
Loss (gain) on sales of investment securities	62	(365)
Decrease (increase) in accrued interest receivable	19	(2,539)
Increase in other assets	(8,190)	(67,222)
Increase (decrease) in discontinued assets held for sale	(2,516)	34,903
Decrease in other liabilities	(5,595)	(15,249)
Net cash used in operating activities	(140,865)	(63,398)

Investing activities
Purchase of investment securities available-for-sale	(97,045)	(402,168)
Proceeds from sale of investment securities available-for-sale	94,288	78,793
Proceeds from redemptions and prepayments of securities held-to-maturity	118	195
Proceeds from redemptions and prepayments of securities available-for-sale	167,898	144,051
Net increase in loans	(121,169)	(222,338)
Net decrease in discontinued loans held for sale	278,717	120,300
Proceeds from sale of fixed assets	220	14
Purchases of premises and equipment	(4,974)	(5,250)
Investment in unconsolidated entity	6,939	-
Net cash provided by (used in) investing activities	324,992	(286,403)

Financing activities
Net decrease in deposits	(242,569)	(391,364)
Net increase (decrease) in securities sold under agreements to repurchase	(18,380)	275
Proceeds from the exercise of options	-	103
Net cash used in financing activities	(260,949)	(390,986)

Net decrease in cash and cash equivalents	(76,822)	(740,787)

Cash and cash equivalents, beginning of period	1,114,235	1,235,949

Cash and cash equivalents, end of period	$ 1,037,413	$ 495,162

Supplemental disclosure:
Interest paid	$ 9,584	$ 8,104
Taxes paid	$ 592	$ 2,578
Transfers of loans to other real estate owned	$ -	$ 725

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: security backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities (CMBS). Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)  have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K report). Note T in those financial statements present restated interim financial statements as described therein. The results of operations for the nine month period ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2015, the Company had three stock-based compensation plans, which are more fully described in its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company did not grant stock options in the first nine months of 2015 or 2014.  There were no stock options exercised in the first nine month period ended September 30, 2015 and 63,874 common stock options exercised in the nine month period ended September 30, 2014.  The total intrinsic value of the options exercised during the nine months ended September 30, 2015 and 2014 was $0 and $619,000, respectively.

The Company estimates the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

September 30,
2015	2014

Risk-free interest rate	-	-
Expected dividend yield	-	-
Expected volatility	-	-
Expected lives (years)	-	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with ASC 718, stock based compensation expense for the nine month period ended September 30, 2015 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands, except per share data)
Outstanding at January 1, 2015	2,602,000	$ 9.72	5.39	$ 5,010,208
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(232,500)	14.24	-	-
Forfeited	(20,750)	8.45	-	-
Outstanding at September 30, 2015	2,348,750	$ 9.28	5.15	$ 110,020
Exercisable at September 30, 2015	2,118,125	$ 9.26	4.93	$ 110,020

The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in the first nine months of 2015.  There were no restricted stock units granted in the first nine months of 2014.  The total fair value of restricted stock units vested for the nine months ended September 30, 2015 and 2014 was $517,000 and $886,000, respectively.

A summary of the status of the Company’s restricted stock units is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2015	148,381	$ 10.46	2.07
Granted	86,992	9.11	1.50
Vested	(49,460)	10.46	-
Forfeited	(16,221)	9.32	-
Outstanding at September 30, 2015	169,692		1.37

As of September 30, 2015, there was a total of $1.9 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1 year.  Related compensation expense for the nine months ended September 30, 2015 and 2014 was $1.5 million and $2.0 million respectively.

Note 4. Earnings Per Share

The Company calculates earnings per share under ASC 260, “Earnings Per Share”. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (7,617)	37,758,322	$ (0.20)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (7,617)	37,758,322	$ (0.20)

	For the three months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 2,042	37,758,322	$ 0.05
Effect of dilutive securities
Common stock options	-	262,608	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 2,042	38,020,930	$ 0.05

	For the three months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ (5,575)	37,758,322	$ (0.15)
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ (5,575)	37,758,322	$ (0.15)

Stock options for 2,348,750 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2015, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

For the nine months ended
September 30, 2015
Income	Shares	Per share

	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (11,923)	37,754,110	$ (0.32)
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss)per share
Net income available (loss) to common shareholders	$ (11,923)	37,754,110	$ (0.32)

	For the nine months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic income (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 6,736	37,754,110	$ 0.18
Effect of dilutive securities
Common stock options	-	342,338	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 6,736	38,096,448	$ 0.18

	For the nine months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic income(loss) per share
Net income (loss) available to common shareholders	$ (5,187)	37,754,110	$ (0.14)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (5,187)	37,754,110	$ (0.14)

Stock options for 2,348,750 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2015, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

	For the three months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 5,842	37,608,862	$ 0.15
Effect of dilutive securities
Common stock options	-	393,777	-
Diluted earnings per share
Net income available to common shareholders	$ 5,842	38,002,639	$ 0.15

	For the three months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 19,127	37,608,862	$ 0.51
Effect of dilutive securities
Common stock options	-	393,777	-
Diluted income per share
Net income available to common shareholders	$ 19,127	38,002,639	$ 0.51

	For the three months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 24,969	37,608,862	$ 0.66
Effect of dilutive securities
Common stock options	-	393,777	-
Diluted earnings per share
Net income available to common shareholders	$ 24,969	38,002,639	$ 0.66

Stock options for 662,000 shares, exercisable at prices between $10.45 and $25.43 per share, were outstanding at September 30, 2014 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 10,720	37,698,759	$ 0.28
Effect of dilutive securities
Common stock options	-	730,443	-
Diluted earnings per share
Net income available to common shareholders	$ 10,720	38,429,202	$ 0.28

	For the nine months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 26,198	37,698,759	$ 0.70

Effect of dilutive securities
Common stock options	-	730,443	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 26,198	38,429,202	$ 0.68

	For the nine months ended
	September 30, 2014
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 36,918	37,698,759	$ 0.98
Effect of dilutive securities
Common stock options	-	730,443	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 36,918	38,429,202	$ 0.96

Stock options for 227,750 shares exercisable at prices between $15.94 and $25.43 per share, were outstanding at September 30, 2014 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

Available-for-sale	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 17,120	$ 52	$ -	$ 17,172
Federally insured student loan securities	120,320	27	(2,815)	117,532
Tax-exempt obligations of states and political subdivisions	501,280	15,986	(118)	517,148
Taxable obligations of states and political subdivisions	51,532	2,768	(15)	54,285
Residential mortgage-backed securities	367,593	2,943	(606)	369,930
Commercial mortgage-backed securities	72,884	624	(742)	72,766
Foreign debt securities	58,294	297	(137)	58,454
Corporate and other debt securities	109,104	568	(254)	109,418
	$ 1,298,127	$ 23,265	$ (4,687)	$ 1,316,705

Held-to-maturity	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,921	$ 578	$ (3,739)	$ 14,760
Other debt securities - pooled	75,683	1,169	-	76,852
	$ 93,604	$ 1,747	$ (3,739)	$ 91,612

Available-for-sale	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,519	$ 42	$ -	$ 16,561
Federally insured student loan securities	125,789	613	(390)	126,012

Tax-exempt obligations of states and political subdivisions	535,622	16,027	(380)	551,269
Taxable obligations of states and political subdivisions	58,868	2,614	(103)	61,379
Residential mortgage-backed securities	419,503	3,504	(878)	422,129
Commercial mortgage-backed securities	123,519	1,220	(1,500)	123,239
Foreign debt securities	67,094	130	(346)	66,878
Corporate and other debt securities	126,610	225	(663)	126,172
	$ 1,473,524	$ 24,375	$ (4,260)	$ 1,493,639

Held-to-maturity	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,882	$ 531	$ (3,820)	$ 14,593
Other debt securities - pooled	75,883	1,438	-	77,321
	$ 93,765	$ 1,969	$ (3,820)	$ 91,914

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million and $1.0 million, respectively, at September 30, 2015 and December 31, 2014.

The amortized cost and fair value of the Company’s investment securities at September 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 96,207	$ 96,317	$ -	$ -
Due after one year through five years	268,338	270,139	7,017	7,499
Due after five years through ten years	384,079	392,048	-	-
Due after ten years	549,503	558,201	86,587	84,113
	$ 1,298,127	$ 1,316,705	$ 93,604	$ 91,612

At September 30, 2015 and December 31, 2014, investment securities with a book value of approximately $20.8 million and $25.7 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities. The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first nine months of 2015.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2015 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	19	$ 91,640	$ (2,038)	$ 20,850	$ (777)	$ 112,490	$ (2,815)
Tax-exempt obligations of states and
political subdivisions	32	8,792	(48)	9,923	(70)	18,715	(118)
Taxable obligations of states and

political subdivisions	4	2,453	(6)	2,235	(9)	4,688	(15)
Residential mortgage-backed securities	32	51,848	(169)	43,748	(437)	95,596	(606)
Commercial mortgage-backed securities	32	12,165	(41)	28,212	(701)	40,377	(742)
Foreign debt securities	22	8,669	(87)	3,707	(50)	12,376	(137)
Corporate and other debt securities	39	22,309	(207)	7,286	(47)	29,595	(254)
Total temporarily impaired
investment securities	180	$ 197,876	$ (2,596)	$ 115,961	$ (2,091)	$ 313,837	$ (4,687)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,262	$ (3,739)	$ 5,262	$ (3,739)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,262	$ (3,739)	$ 5,262	$ (3,739)

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

Other securities included in the held-to-maturity classification at September 30, 2015 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single-issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.7 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $52,000, which was collateralized by bank trust preferred securities; and (ii) three securities consisting of diversified portfolios of corporate securities with a book value of $75.7 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of September 30, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,904	$ 2,000	$ 96	Not rated
Security B	9,001	5,262	(3,739)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of September 30, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 52	$ 52	$ -	CAA1	*

* There is no excess subordination for these securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates and changes in credit quality. The Company’s unrealized loss for other of the debt securities, which include three single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level. As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending. The Company also originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets. These sales are accounted for as true sales and there is no continuing involvement in these loans after the sale. Servicing rights on these loans are not retained.   The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At September 30, 2015, the fair value of these loans held for sale was $354.6 million and the unpaid principal balance was $348.3 million.  Included in the gain on sale of loans in the Statement of Operations were gains recognized from changes in fair value of $2.1 million for the nine months ended September 30, 2015.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statement of Operations.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2015	2014

SBA non real estate	$ 64,988	$ 62,425
SBA commercial mortgage	116,545	82,317
SBA construction	5,191	20,392

Total SBA loans	186,724	165,134
Direct lease financing	223,929	194,464
SBLOC	539,240	421,862
Other specialty lending	12,119	48,625
Other consumer loans	23,502	36,168
	985,514	866,253
Unamortized loan fees and costs	9,004	8,340
Total loans, net of deferred loan costs	$ 994,518	$ 874,593

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $1.3 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at September 30, 2015 and December 31, 2014 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 219	$ -
Consumer - other	334	334	-	340	-
Consumer - home equity	1,228	1,257	-	1,116	-
With an allowance recorded					-
SBA non real estate	844	844	158	678	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	1,107	1,107	158	897	-
Consumer - other	334	334	-	340	-
Consumer - home equity	1,228	1,257	-	1,116	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2015,  September 30, 2014, or December 31, 2014 (in thousands):

September 30,	September 30,	December 31,

	2015	2014	2014
		(restated)
Non-accrual loans
SBA non real estate	$ 1,107	$ 1,060	$ -
Consumer	1,050	3,435	1,907
Total non-accrual loans	2,157	4,495	1,907

Loans past due 90 days or more	294	264	149
Total non-performing loans	2,451	4,759	2,056
Other real estate owned	-	725	-
Total non-performing assets	$ 2,451	$ 5,484	$ 2,056

The Company’s loans that were modified as of September 30, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 178	$ 178	1	$ 197	$ 197
Consumer	2	438	438	1	346	346
Total	3	$ 616	$ 616	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 178	$ -	$ -	$ 197	$ -
Consumer	-	334	104	-	346	-
Total	$ -	$ 512	$ 104	$ -	$ 543	$ -

The following table summarizes as of  September 30, 2015 loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
Consumer	1	$ 105
Total	1	$ 105

As of September 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total

September 30, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(65)	-	-	(9)	-	-	(1,177)	-	(1,251)
Recoveries	-	-	-	-	-	-	7	-	7
Provision (credit)	465	277	(88)	78	153	(33)	844	104	1,800
Ending balance	$ 785	$ 738	$ 26	$ 905	$ 715	$ 33	$ 855	$ 137	$ 4,194

Ending balance: Individually evaluated for impairment	$ 158	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 158

Ending balance: Collectively evaluated for impairment	$ 627	$ 738	$ 26	$ 905	$ 715	$ 33	$ 855	$ 137	$ 4,036

Loans:
Ending balance	$ 64,988	$ 116,545	$ 5,191	$ 223,929	$ 539,240	$ 12,119	$ 23,502	$ 9,004	$ 994,518

Ending balance: Individually evaluated for impairment	$ 1,107	$ -	$ -	$ -	$ -	$ -	$ 1,562	$ -	$ 2,669

Ending balance: Collectively evaluated for impairment	$ 63,881	$ 116,545	$ 5,191	$ 223,929	$ 539,240	$ 12,119	$ 21,940	$ 9,004	$ 991,849

December 31, 2014
Beginning balance (restated)	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

September 30, 2014 (restated)
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(42)	-	-	(323)	-	-	(847)	-	(1,212)
Recoveries	-	-	-	-	-	-	25	-	25
Provision (credit)	287	134	98	776	233	48	641	389	2,606
Ending balance	$ 664	$ 630	$ 98	$ 764	$ 526	$ 49	$ 2,180	$ 389	$ 5,300

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 607	$ -	$ 992

Ending balance: Collectively evaluated for impairment	$ 279	$ 630	$ 98	$ 764	$ 526	$ 49	$ 1,573	$ 389	$ 4,308

Loans:
Ending balance	$ 56,773	$ 95,492	$ 16,472	$ 201,825	$ 399,365	$ 36,247	$ 41,854	$ 8,400	$ 856,428

Ending balance: Individually evaluated for impairment	$ 1,307	$ -	$ -	$ -	$ -	$ -	$ 2,969	$ -	$ 4,276

Ending balance: Collectively evaluated for impairment	$ 55,466	$ 95,492	$ 16,472	$ 201,825	$ 399,365	$ 36,247	$ 38,885	$ 8,400	$ 852,152

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2015 or December 31, 2014.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 929	$ 929	$ 64,059	$ 64,988
SBA commercial mortgage	-	-	-	-	-	116,545	116,545
SBA construction	-	-	-	-	-	5,191	5,191
Direct lease financing	4,389	982	294	-	5,665	218,264	223,929
SBLOC	-	-	-	-	-	539,240	539,240
Other specialty lending	-	-	-	-	-	12,119	12,119
Consumer - other	-	-	1	-	1	5,615	5,616
Consumer - home equity	372	-	-	1,228	1,600	16,286	17,886
Unamortized loan fees and costs	-	-	-	-	-	9,004	9,004
	$ 4,761	$ 982	$ 295	$ 2,157	$ 8,195	$ 986,323	$ 994,518

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

September 30, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 42,871	$ -	$ 1,107	$ -	$ -	$ -	$ 21,010	$ 64,988
SBA commercial mortgage	76,079	-	-	-	-	16,714	23,752	116,545
SBA construction	5,191	-	-	-	-	-	-	5,191
Direct lease financing	84,509	-	510	-	-	-	138,910	223,929
SBLOC	188,218	-	-	-	-	16,667	334,355	539,240
Other specialty lending	10,345	-	-	-	-	-	1,774	12,119
Consumer	6,663	-	2,496	-	-	-	14,343	23,502
Unamortized loan fees and costs	-	-	-	-	-	-	9,004	9,004
	$ 413,876	$ -	$ 4,113	$ -	$ -	$ 33,381	$ 543,148	$ 994,518

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review under the Bank’s internal policy and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly, or in aggregate for loans to related borrowers, exceed $3.0 million.  The loan portfolio review coverage was approximately 42% at September 30, 2015 and approximately 45% at December 31, 2014.  As a result of transferring loans into “Discontinued Operations” (see Note 15), management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained.  This review is performed by the loan review department, which is independent of the loan origination department and reports directly to the audit committee.  Potential problem loans, which are identified by either the independent loan review department or line management, are reviewed.    Adversely classified loans are reviewed quarterly by the independent loan review function of the Bank. Additionally, all loans are subject to ongoing monitoring by portfolio managers and loan officers.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America,  Inc. commencing in September 2011 which terminated January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was  50% of the fixed rent, real estate tax and the base expense charges.  Rent expense was $9,000 for the nine months ended September 30, 2015 and $85,000 for the nine months ended September 30, 2014.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012. This agreement expired in May 2015. The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $35,000 and $78,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $19.9 million and $15.1 million as of September 30, 2015 and December 31, 2014, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At September 30, 2015, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Assets held for sale amounted to $0 at September 30, 2015 and $28.1 million at December 31, 2014.  Loans to these related parties included in Loans, net of deferred loan fees and costs amounted to $2.2 million at September 30, 2015 and $2.8 million at December 31, 2014.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through PrinceRidge Group LLC, now known as J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2015 and had complied with all terms for all prior repurchase agreements. A total of $38.0 million of such agreements were outstanding at September 30, 2015 and $46.3 million were outstanding at December 31, 2014.

Note 8. Fair Value Measurements

ASC 825,” Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, Fair Value Measurements and Disclosures, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.04 billion and $1.11 billion as of September 30, 2015 and December 31, 2014, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.

The net loan portfolio at September 30, 2015 and December 31, 2014 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

Investment in unconsolidated entity, senior note has a carrying value based upon an impairment review and a discounted cash flow analysis. The fair value was based on a market rate approach for similar yielding securities.  The sales price of the December 30, 2014 loan sale which was partially financed by the note approximated fair value as of December 31, 2014.

Investment in unconsolidated entity, subordinated note has a carrying value based upon an impairment review and a discounted cash flow analysis. The fair value was based on a market rate approach for similar yielding securities. The sales price of the December 30, 2014 loan sale which was partially financed by the note approximated fair value as of December 31, 2014.

For the senior and subordinated notes discussed above, based upon a third party review, there has not been material impairment since December 31, 2014. The market rate for those notes approximate stated rates.

Assets held for sale at September 30, 2015 have been valued based upon an independent third party review.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Assets held for sale at December 31, 2014 have been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest receivable approximates fair value.

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

The fair values of certificates of deposit and subordinated debentures are estimated using a discounted cash flow calculation that applies current interest rates to discounted expected cash flows. Based upon time deposit maturities at September 30, 2015, the carrying values approximate their fair values. The carrying amount of accrued interest payable approximates its fair value.  The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	September 30, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,316,705	$ 1,316,705	$ 38,523	$ 1,278,182	$ -
Investment securities held-to-maturity	93,604	91,612	7,599	-	84,013
Securities purchased under agreements to resell	37,970	37,970	37,970	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,063	1,063	-	-	1,063
Commercial loans held for sale	354,600	354,600	-	-	354,600
Loans, net	994,518	983,825	-	-	983,825
Investment in unconsolidated entity, senior note	171,800	171,800	-	-	171,800
Investment in unconsolidated entity, subordinated note	14,856	14,856	-	-	14,856
Assets held for sale	611,729	611,729	-	-	611,729

Demand and interest checking	4,002,638	4,002,638	4,002,638	-	-
Savings and money market	376,577	376,577	376,577	-	-
Subordinated debentures	13,401	8,242	-	-	8,242
Securities sold under agreements to repurchase	1,034	1,034	1,034	-	-
Interest rate swaps, liability	1,771	1,771	-	1,771	-

	December 31, 2014
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,493,639	$ 1,493,639	$ 66,287	$ 1,425,986	$ 1,366
Investment securities held-to-maturity	93,765	91,914	7,448	-	84,466
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	1,002	-	-	1,002
Commercial loans held for sale	217,080	217,080	-	-	217,080
Loans, net	874,593	869,871	-	-	869,871
Investment in unconsolidated entity, senior note	178,187	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	15,408	-	-	15,408
Assets held for sale	887,929	887,929	-	-	887,929
Demand and interest checking	4,289,586	4,289,586	4,289,586	-	-
Savings and money market	330,798	330,798	330,798	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,042	-	-	8,042
Securities sold under agreements to repurchase	19,414	19,414	19,414	-	-
Interest rate swaps, liability	942	942	-	942	-

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

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 17,172	$ -	$ 17,172	$ -
Federally insured student loan securities	117,532	-	117,532	-
Obligations of states and political subdivisions	571,433	1,147	570,286	-
Residential mortgage-backed securities	369,930	-	369,930	-
Commercial mortgage-backed securities	72,766	-	72,766	-
Foreign debt securities	58,454	8,824	49,630	-
Other debt securities	109,418	28,552	80,866	-
Total investment securities available for sale	1,316,705	38,523	1,278,182	-
Loans held for sale	354,600	-	-	354,600
Investment in unconsolidated entity, senior note	171,800	-	-	171,800

Investment in unconsolidated entity, subordinated note	14,856	-	-	14,856
Interest rate swaps, liability	1,771	-	1,771	-
	$ 1,856,190	$ 38,523	$ 1,276,411	$ 541,256

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,561	$ -	$ 16,561	$ -
Federally insured student loan securities	126,012	-	126,012	-
Obligations of states and political subdivisions	612,648	1,182	611,466	-
Residential mortgage-backed securities	422,129	-	422,129	-
Commercial mortgage-backed securities	123,239	-	123,239	-
Foreign debt securities	66,878	14,098	52,235	545
Other debt securities	126,172	51,007	74,344	821
Total investment securities available for sale	1,493,639	66,287	1,425,986	1,366
Loans held for sale	217,080	-	-	217,080
Investment in unconsolidated entity, senior note	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	-	-	15,408
Interest rate swaps, liability	942	-	942	-
	$ 1,903,372	$ 66,287	$ 1,425,044	$ 412,041

In addition, ASC 820, “Fair Value Measurements and Disclosures”, establishes a common definition for fair value to be applied to assets and liabilities. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly. This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The changes in the Company’s Level 3 assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Beginning balance	$ 1,366	$ 551	$ 217,080	$ 69,904
Transfers into level 3	-	1,279	-	-
Transfers out of level 3	-	(551)	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(23)	-	2,055	1,846
Included in other comprehensive income	-	87	-	-
Purchases, issuances, and settlements

Purchases	-		-	-
Issuances	-	-	427,680	630,165
Sales	(1,343)	-	(292,215)	(484,835)
Settlements	-	-	-	-
Ending balance	$ -	$ 1,366	$ 354,600	$ 217,080

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 4,718	$ 3,587

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	September 30, 2015	December 31, 2014
Beginning balance	$ 193,595	$ -
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	193,595
Issuances	-	-
Sales	-	-
Settlements	(6,939)	-
Ending balance	$ 186,656	$ 193,595

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,669	$ -	$ -	$ 2,669

Fair Value Measurements at Reporting Date Using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
Fair value	assets	inputs	inputs (1)

Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,450	$ -	$ -	$ 2,450
Intangible assets	6,228	-	-	6,228
	$ 8,678	$ -	$ -	$ 8,678

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2015, impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell,  of $2.7 million through specific reserves and other write downs of $158,000 or by recording charge-offs when the carrying value exceeds the fair value. Included in the impaired balance at September 30, 2015 were troubled debt restructured loans with a balance of $512,000 which had specific reserves of $21,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale. These instruments are not accounted for as hedges.  As of September 30, 2015, the Company had entered into sixteen interest rate swap agreements with an aggregate notional amount of $67.9 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $830,000  for the nine months ended September 30, 2015 on derivative instruments.  The amount payable by the Company under these swap agreements was  $1.9 million at September 30, 2015.  At September 30, 2015, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.2 million.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2015 are summarized below (in thousands):

	September 30, 2015
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
July 28, 2025	$ 8,500	2.4%	0.29%	$ (277)
July 31, 2025	8,500	2.4%	0.30%	(284)
August 5, 2025	6,600	2.2%	0.30%	(145)
August 13, 2025	1,800	2.2%	0.31%	(36)
August 17, 2025	4,000	2.3%	0.32%	(98)
August 17, 2025	2,500	2.3%	0.32%	(61)
August 17, 2025	2,500	2.3%	0.32%	(61)
August 24, 2025	3,100	2.2%	0.33%	(48)
August 25, 2025	3,100	2.2%	0.33%	(43)
August 28, 2025	2,200	2.2%	0.33%	(43)
September 10, 2025	2,300	2.2%	0.33%	(48)
September 11, 2025	11,300	2.5%	0.33%	(492)
September 21, 2025	2,500	2.3%	0.35%	(68)
September 30, 2025	3,800	2.1%	0.33%	(32)
September 30, 2025	3,400	2.1%	0.33%	(28)
October 1, 2025	1,800	2.1%	0.33%	(7)
Total	$ 67,900			$ (1,771)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years. Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and as of September 30, 2015 and the accumulated amortization was $735,000.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($5.0 million over the next five years). The gross carrying amount of the customer list intangible is $12.0 million and as of September 30, 2015 the accumulated amortization was $7.7 million.  For both 2015 and 2014, amortization expense for the third quarter was $250,000 and for the nine months was $750,000.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2016.  The Company is currently evaluating the new guidance to determine the impact, if any, that it will have on the consolidated financial statements.

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

Note 13. Legal

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In re The Bancorp Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. The defendants have until November 23, 2015, to file a motion to dismiss the amended consolidated complaint.  This litigation is in its preliminary stages. We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.   Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation the Company decided to discontinue its commercial lending operations, as described in Note 15. Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business; specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, SBA loans, leasing and SBLOCs and any deposits generated by those business lines.  Payments include prepaid cards, merchant payments and healthcare accounts.  Corporate includes the investment portfolio, corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its operations.

	For the three months ended September 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 12,789	$ -	$ 8,404	$ -	$ 21,193
Interest allocation	-	8,404	(8,404)	-	-
Interest expense	1,267	1,918	209	-	3,395
Net interest income	11,522	6,486	(209)	-	17,798
Provision for loan and lease losses	625	-	-	-	625
Non-interest income	1,329	15,949	21	-	17,299
Non-interest expense	12,036	33,021	2,739	-	47,795
Income (loss) from continuing operations before taxes	190	(10,586)	(2,927)	-	(13,323)
Income taxes	-	-	(5,706)	-	(5,706)
Income (loss) from continuing operations	190	(10,586)	2,779	-	(7,617)
Income from discontinued operations	-	-	-	2,042	2,042
Net income (loss)	$ 190	$ (10,586)	$ 2,779	$ 2,042	$ (5,575)

	For the three months ended September 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 9,160	$ 15	$ 8,858	$ -	$ 18,033
Interest allocation	-	8,858	(8,858)	-	-
Interest expense	985	1,537	243	-	2,765
Net interest income	8,175	7,336	(243)	-	15,268
Provision for loan and lease losses	158	-	-	-	158
Non-interest income	4,313	15,975	19	-	20,307

Non-interest expense	8,749	12,519	11,867	-	33,135
Income (loss) from continuing operations before taxes	3,581	10,791	(12,091)	-	2,282
Income taxes	-	-	(3,560)	-	(3,560)
Income (loss) from continuing operations	3,581	10,791	(8,531)	-	5,842
Income from discontinued operations	-	-	-	19,127	19,127
Net income (loss)	$ 3,581	$ 10,791	$ (8,531)	$ 19,127	$ 24,969

	For the nine months ended September 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 34,993	$ 11	$ 26,278	$ -	$ 61,282
Interest allocation	-	26,278	(26,278)	-	-
Interest expense	3,745	5,568	620	-	9,933
Net interest income	31,248	20,721	(620)	-	51,349
Provision	1,800	-	-	-	1,800
Non-interest income	14,017	48,721	62	-	62,800
Non-interest expense	34,111	90,174	10,804	-	135,089
Income (loss) from continuing operations before taxes	9,354	(20,732)	(11,362)	-	(22,740)
Income taxes	-	-	(10,817)	-	(10,817)
Income (loss) from continuing operations	9,354	(20,732)	(545)	-	(11,923)
Income from discontinued operations	-	-	-	6,736	6,736
Net income (loss)	$ 9,354	$ (20,732)	$ (545)	$ 6,736	$ (5,187)

	For the nine months ended September 30, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands)
Interest income	$ 26,396	$ 43	$ 25,759	$ -	$ 52,198
Interest allocation	-	25,759	(25,759)	-	-
Interest expense	2,977	4,565	946	-	8,488
Net interest income	23,419	21,237	(946)	-	43,710
Provision	2,606	-	-	-	2,606
Non-interest income	18,394	48,931	49	-	67,374
Non-interest expense	28,909	56,512	12,932	-	98,352
Income (loss) from continuing operations before taxes	10,299	13,656	(13,829)	-	10,126
Income taxes	-	-	(594)	-	(594)
Income (loss) from continuing operations	10,299	13,656	(13,235)	-	10,720
Income from discontinued operations	-	-	-	26,198	26,198
Net income (loss)	$ 10,299	$ 13,656	$ (13,235)	$ 26,198	$ 36,918

September 30, 2015
Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)

Total assets	$ 1,420,811	$ 34,656	$ 2,647,251	$ 611,729	$ 4,714,447
Total liabilities	$ 1,287,252	$ 2,877,916	$ 235,582	$ -	$ 4,400,750

December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,099,914	$ 30,503	$ 2,967,971	$ 887,929	$ 4,986,317
Total liabilities	$ 1,165,567	$ 3,198,129	$ 303,598	$ -	$ 4,667,294

Note 15. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations to focus on its specialty finance lending. The loans which constitute the commercial loan portfolio are in the process of disposition. As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed are presented as assets held for sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
		(restated)		(restated)
	(in thousands)
Interest income	$ 6,343	$ 12,689	$ 22,275	$ 38,311
Interest expense	-	-	-	-
Provision for loan and lease losses	-	(70,306)	-	(57,044)
Net interest income (loss) after provision	6,343	82,995	22,275	95,355

Non interest income	120	449	2,456	1,247
Non interest expense	3,466	48,590	14,538	52,160

Income (loss) before taxes	2,997	34,854	10,193	44,442
Income taxes	955	15,727	3,457	18,244
Net income (loss)	$ 2,042	$ 19,127	$ 6,736	$ 26,198

	September 30,	December 31,
	2015	2014
	(in thousands)
Loans, net	$ 588,682	$ 867,399
Other assets	23,047	20,530
Total assets	$ 611,729	$ 887,929

Based upon an independent third party review, the Company marked the commercial lending portfolio in discontinued operations to lower of cost or market.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of  the September 30, 2014 date of discontinuance of operations, $588.7 million of loans remain in  assets held for sale  on the balance sheet, reflecting related sales and paydowns. The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $186.7 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

A  table showing the balance sheet prior to discontinued operations as of September 30, 2014, the date of discontinuance, and the adjustments reflecting transfers to discontinued operations is as follows.

	September 30, 2014
	As previously reported	Discontinued operations adjustments	As restated
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 11,641	$ (1,728)	$ 9,913
Interest earning deposits at Federal Reserve Bank	430,117	-	430,117
Securities purchased under agreements to resell	55,450	-	55,450
Total cash and cash equivalents	497,208	(1,728)	495,480

Investment securities, available-for-sale, at fair value	1,442,049	-	1,442,049
Investment securities, held-to-maturity (fair value $94,889)	96,951	-	96,951
Commercial loans held for sale	136,115	-	136,115
Loans, net of deferred loan fees and costs	1,926,898	(1,070,470)	856,428
Allowance for loan and lease losses	(3,832)	(1,468)	(5,300)
Loans, net	1,923,066	(1,071,938)	851,128
Federal Home Loan and Atlantic Central Bankers Bank stock	3,409	-	3,409
Premises and equipment, net	17,536	-	17,536
Accrued interest receivable	15,028	(3,967)	11,061
Intangible assets, net	6,573	-	6,573
Other real estate owned	24,718	(23,993)	725
Deferred tax asset, net	71,021	-	71,021
Assets held for sale	(35,698)	1,101,727	1,066,029
Other assets	39,147	(101)	39,046
Total assets	$ 4,237,123	$ -	$ 4,237,123

LIABILITIES
Deposits
Demand and interest checking	$ 3,554,484	$ -	$ 3,554,484
Savings and money market	324,015	-	324,015
Time deposits	231	-	231
Time deposits, $100,000 and over	2,895	-	2,895
Total deposits	3,881,625	-	3,881,625

Securities sold under agreements to repurchase	21,496	-	21,496
Subordinated debenture	13,401	-	13,401
Other liabilities	23,603	-	23,603
Total liabilities	3,940,125	-	3,940,125

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par
value: 37,808,777 shares issued at September 30, 2014	37,809	-	37,809
Treasury stock, at cost (100,000 shares)	(866)	-	(866)
Additional paid-in capital	297,122	-	297,122
Retained earnings	(48,435)	-	(48,435)
Accumulated other comprehensive income	11,368	-	11,368
Total shareholders' equity	296,998	-	296,998

Total liabilities and shareholders' equity	$ 4,237,123	$ -	$ 4,237,123

Note 16. Subsequent Events

The Company evaluated its September 30, 2015 financial statements for subsequent events through the date the financial statements were issued.

On October 23, 2015, the Bank entered into an Asset Purchase Agreement (the "Agreement") with HealthEquity, Inc. (HealthEquity), pursuant to which Bancorp on such date (i) sold to HealthEquity all of Bancorp's right, title and interest in certain assets consisting primarily of approximately 170,000 health savings accounts totaling more than $400 million in deposits, and certain related contracts (the Disposed Assets), and (ii) transferred to HealthEquity, and HealthEquity assumed from the Bank, certain related liabilities. The purchase price paid by HealthEquity was $34,425,000. Prior to closing, the Bank served as trustee or custodian for the health savings accounts included in the Disposed Assets; the Bank will continue acting as such for a transition period. The $34,425,000 gain upon sale, net of disposition and transaction expenses, will be recorded as income in the fourth quarter of 2015. As a result of the sale, approximately $400 million of related deposits are planned to be transferred to the purchaser in December, 2015.

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

In our banking operations, we focus on providing our services on a national basis to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking; credit and debit card processing for merchants affiliated with independent service organizations; and prepaid cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity group banking.  Our private label banking, merchant processing and prepaid card programs are a source of fee income and low-cost deposits.  In Europe, we maintain three operational service subsidiaries and one subsidiary through which we offer prepaid card issuing services.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans. Of the approximately $1.1 billion in book value of loans in that portfolio as of  the September 30, 2014 date of discontinuance of operations, $588.7 million of loans remain in  assets held for sale  on the balance sheet, reflecting related sales and paydowns. We are attempting to sell those remaining loans. Additionally, the balance sheet reflects $186.7 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

In the third quarter of 2015, interest income continued increasing primarily as a result of SBLOC, SBA and leasing growth.  Interest expense continued at historically low levels, reflecting the Federal Reserve’s continued maintenance of low rates.  Non-interest income was reduced from the prior year quarterly period, primarily due to variability in CMBS loan sales income resulting from lower margins, which reflected widened credit spreads. Non-interest expense reflected increased lookback expenses related to BSA consultants which, with the variability in CMBS income, were the primary components in a continuing operations loss for the quarter.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses, our determination of the fair value of financial instruments and the level in which an instrument is placed within the valuation hierarchy, our determination of other than temporary impairment, and income taxes involve a higher degree of judgment and complexity than our other significant accounting policies.

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

Financial Statement Restatement; Regulatory Actions

We have adjusted our financial statement presentation for items related to discontinued operations. Separately, we have restated our financial statements for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been filed prior to our filing of our Annual Report on Form 10-K for the year ended December 31, 2014 in September 2015.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter, when commercial lending operations were discontinued.  An additional $28.5 million of discontinued operations losses that were not previously reported were included within these periods.  Also, $12.7 million of losses incurred in 2015 related to loans that were resolved before the issuance date of our financial statements and were reflected in our 2014 financial statements.  Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations.

The Bank has entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent Order, with the Federal Deposit Insurance Corporation, or FDIC, which became effective on June 5, 2014.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.

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

To date, the Bank has implemented multiple upgrades that address the requirements of the 2014 Consent Order, such as appointing a qualified BSA/OFAC officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions, and increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards.  Although these measures have increased and will continue to add to non-interest expense, including significant initial consulting fees, we expect that the growth in our continuing lines of business should, over time, offset these expenses.  See “Non- Interest Expense”.

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments. Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.  Subsequent to December 31, 2014 the primary BSA-AML consultant performed services resulting in $638,000 in billings reflected as expense in 2015, with no additional billings expected.  The primary consultant for the lookback performed services resulting in $5.2 million in billings and expense in the first quarter of 2015 and $9.1 million in billings and expense in the second quarter of 2015. Substantially all of the $11.7 million BSA consulting expense in third quarter 2015 resulted from the lookback consultant.  We cannot now estimate expenses for remaining lookback services; however, we expect that the lookback will be completed in the second quarter of 2016.

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

In December, 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties. The reclassification resulted in a 10 basis point increase in our assessment rate which is reflected in the increased FDIC insurance expense in 2015 compared to the prior year. A reduction in the assessment rate will depend on future FDIC evaluations of the Bank. The Bank’s deposits do not exhibit the volatility normally associated with brokered deposits obtained through deposit brokers, and are considered to be stable and low cost.

We are a defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adversely affect our financial condition and results of operations.  This litigation is in its preliminary stages.  We believe that the complaint is without merit and intend to defend vigorously. See Part II, Item 1, “Legal Proceedings” in this report.

Results of Operations

Third quarter 2015 to third quarter 2014

Net Income: Net loss from continuing operations for the third quarter of 2015 was $7.6 million, or $.20 per diluted share, compared to net income of $5.8 million, or $.15 per diluted share for the third quarter of 2014.  After discontinued operations, net loss for the third quarter of 2015 was $5.6 million compared to net income of $25.0 million for the third quarter of 2014. The $7.6 million continuing operations net loss reflected a $13.3 million pre-tax loss. Reflected in that loss was  $11.7 million of BSA lookback consulting expense and a variance in CMBS loan sales income which resulted in a loss on sale of such loans of $830,000. Income on sale of CMBS loans in third quarter 2014 amounted to $2.8 million.  The $13.3 million pre-tax loss in third quarter 2015 represented a $15.6 million decrease compared to the $2.3 million of income for third quarter 2014.  The $15.6 million decrease reflected an $8.9 million increase in the BSA consulting expense, a $2.8 million increase in salary expense, a $1.2 million increase in FDIC insurance and a $3.6 million decrease in gain on sale of loans. Net interest income increased $2.5 million between those respective periods.  Non-interest income (excluding security gains and losses) decreased to $17.6 million in third quarter 2015 from $20.3 million in third quarter 2014, reflecting the $3.6 million decrease in gain on sale of loans, an $815,000 reduction in prepaid card fees and a $288,000 decrease in leasing income. The decrease in prepaid card fees reflected a reduction of certain fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card clients as described on our Current Report on Form 8-K filed April 15, 2014.  Loss on sale of loans was $830,000 for the third quarter of 2015, compared to gain of $2.8 million in third quarter 2014 from lower margins which reflected widened credit spreads in 2015.   Net income from discontinued operations was $2.0 million in third quarter 2015 compared to $19.1 million for the third quarter of 2014.  The third quarter of 2014 reflected the reversal of loan provisions from prior periods as a result of the 2014 restatement of the financial statements, while the third quarter of 2015 reflected lower interest income due to loan sales and paydowns.  Diluted loss per share was $0.15 in third quarter 2015 compared to diluted earnings per share of $0.66 in the third quarter of 2014.

Net Interest Income:  Our net interest income for third quarter 2015 increased to $17.8 million, an increase of $2.5 million or 16.6% from $15.3 million in third quarter 2014.   Our interest income for third quarter 2015 increased to $21.2 million, an increase of $3.2 million or 17.5% from $18.0 million for third quarter 2014.  The increase in interest income resulted primarily from higher balances of loans.  Our average loans and leases increased to $1.32 billion for third quarter 2015 from $924.4 million for third quarter 2014, while related interest income increased $3.7 million on a tax equivalent basis.  Our average investment securities decreased to $1.46 billion for third quarter 2015 from $1.56 billion for third quarter 2014 and, as a result, related tax equivalent interest income decreased $842,000 on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for third quarter 2015 decreased to 2.34% from 2.81% in the third quarter of 2014, a decrease of 47 basis points.  The decrease in the net interest margin reflected lower yields on loans and investment securities and higher balances of lower yielding deposits at the Federal Reserve Bank. In the fourth quarter of 2015, we plan to exit certain higher cost deposit relationships, without adequate offsetting fee income or loan production potential.   In third quarter 2015, the average yield on our loans decreased to 3.86% from 3.98% for third quarter 2014, a decrease of 12 basis points.  The decrease in loan yields reflected a higher proportion of SBLOC loans, which have lower yields and historically low levels of losses.  Yields on taxable investment securities in third quarter 2015 decreased to 1.94% compared to 2.06% for third quarter 2014, a decrease of 12 basis points.  Yields on non-taxable investments were lower at 3.67% compared to 3.69%, respectively, a decrease of  2 basis points.  Average interest earning deposits increased $479.5 million, or 100.4% to $957.1 million in third quarter 2015 from $477.6 million in third quarter 2014, primarily as a result of deposit growth.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.31% for third quarter 2015 as compared to 0.28% in third quarter 2014.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2015			2014
				(restated)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,292,533	$ 12,466	3.86%	$ 907,691	$ 9,032	3.98%
Leases - bank qualified*	30,091	530	7.05%	16,706	218	5.22%
Investment securities-taxable	940,590	4,562	1.94%	1,029,544	5,311	2.06%
Investment securities-nontaxable*	518,691	4,765	3.67%	526,393	4,858	3.69%
Interest earning deposits at Federal Reserve Bank	957,078	580	0.24%	477,609	285	0.24%
Federal funds sold and securities purchased under agreement to resell	40,705	143	1.41%	31,153	105	1.35%
Net interest earning assets	3,779,688	23,046	2.44%	2,989,096	19,809	2.65%

Allowance for loan and lease losses	(4,385)			(8,473)
Assets held for sale	627,806	6,343	4.04%	1,227,796	12,689	4.13%
Other assets	286,839			5,642
	$ 4,689,948			$ 4,214,061

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,998,798	$ 2,850	0.29%	$ 3,565,814	$ 2,260	0.25%
Savings and money market	337,793	426	0.50%	312,890	361	0.46%
Time	410	1	0.98%	4,781	14	1.17%
Total deposits	4,337,001	3,277	0.30%	3,883,485	2,635	0.27%

Repurchase agreements	1,606	1	0.25%	18,396	14	0.30%
Subordinated debt	13,401	117	3.49%	13,401	116	3.46%
Total deposits and interest bearing liabilities	4,352,008	3,395	0.31%	3,915,282	2,765	0.28%

Other liabilities	12,957			14,615
Total liabilities	4,364,965			3,929,897

Shareholders' equity	324,983			284,164
	$ 4,689,948			$ 4,214,061

Net interest income on tax equivalent basis *		$ 25,994			$ 29,733

Tax equivalent adjustment		1,853			1,776

Net interest income		$ 24,141			$ 27,957

Net interest margin *			2.34%			2.81%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For third quarter 2015, average interest earning assets increased to $3.78 billion, an increase of $790.6 million, or 26.4% from third quarter 2014.  The increase reflected increased average balances of loans and leases of $398.2 million or 43.1%, net of decreases in average balances of investment securities of $96.7 million or 6.2%.  Average demand and interest checking deposits increased $433.0 million or 12.1%.   We experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, reflecting the acquisition of new customers.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $625,000 for the third quarter of 2015 compared to $158,000 for the third quarter of 2014.  The $467,000 increase reflects the impact of net charge-offs in the third quarter of 2015.    The allowance for loan losses increased to $4.2 million or 0.42% of total loans at September 30, 2015, from $3.6 million or 0.42% of total loans at December 31, 2014.   We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $17.6 million in third quarter 2015 compared to $20.3 million in third quarter 2014 before losses on sale of investment securities of $335,000 in the third quarter of 2015 and $35,000 in the third quarter of 2014.  The $2.7 million or 13.3% decrease between those respective periods reflected a decrease in gain on sale of loans of $3.6 million or 129.9% to $830,000 in third quarter 2015. The loss in third quarter 2015 reflected lower margins resulting primarily from increased credit spreads. As credit spreads increase, loan sale prices and related margins decrease.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Prepaid card fees decreased by $815,000 or 6.6% to $11.5 million for third quarter 2015.  The decrease reflected a reduction of some fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card clients as described in our Current Report on Form 8-K filed April 15, 2014.  Leasing income decreased $288,000 between those respective periods reflecting higher gains on disposition of leased vehicles in 2014 due to a higher volume of such dispositions in that period.  Service fees on deposit accounts increased $227,000 or 13.4% to $1.9 million for third quarter 2015 from $1.7 million for third quarter 2014 reflecting health savings account service charges assessed on a larger number of accounts. As a result of our disposition of health savings accounts in the fourth quarter of 2015, we expect that these service charges will decrease significantly in future periods.  Affinity fees increased $434,000 or 66.9% to $1.1 million for third quarter 2015 from $649,000 for third quarter 2014.  The increase resulted from the growth in one affinity relationship.  Other non-interest income increased $1.2 million or 401.0% to $1.5 million for third quarter 2015 from $299,000 in third quarter 2014.  The increase reflected a $1.0 million increase in income on investment in unconsolidated entity. The investment resulted from the partial financing of the sale of loans from discontinued operations on December 30, 2014.

Non-Interest Expense. Total non-interest expense was $47.8 million for third quarter 2015, an increase of $14.7 million or 44.2% over $33.1 million for third quarter 2014.  The increase reflected an increase of $8.9 million for BSA lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Order.  Salaries and employee benefits amounted to $16.8 million, an increase of $2.8 million or 20.3% over $13.9 million for third quarter 2014. The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, SBA loan production, institutional banking and leasing business development.  Depreciation and amortization decreased $7,000 or 0.6% to $1.2 million in third quarter 2015 from $1.2 million in third quarter 2014.  Rent and occupancy increased $171,000 or 13.4% to $1.4 million in third quarter 2015 from $1.3 million in third quarter 2014 which reflected additional main office operations and compliance space and new Florida office space for BSA staff.  Data processing increased $432,000 or 13.0% to $3.7 million in third quarter 2015 from $3.3 million in third quarter 2014.  The increase reflected increased account and transaction volume.  Printing and supplies increased $130,000 or 26.4% to $622,000 in third quarter 2015 from $492,000 in third quarter 2014.  Audit expense increased $41,000 or 11.5% to $397,000 in third quarter 2015 from $356,000 in third quarter 2014.  Legal expense decreased $130,000 or 23.3%

to $427,000 in third quarter 2015 from $557,000 in third quarter 2014 reflecting prior year expenses related to the Bank’s investment in unconsolidated entity. FDIC insurance expense increased $1.2 million or 81.0% to $2.7 million for third quarter 2015 from $1.5 million in third quarter 2014, reflecting a higher assessment rate (see “Financial Statement Restatement; Regulatory Actions”) and increased average deposits.  Software expense increased $762,000 or 65.8% to $1.9 million in third quarter 2015 from $1.2 million in third quarter 2014 reflecting additional information technology infrastructure to improve efficiency and scalability.  Insurance expense increased $78,000 or 19.3% to $482,000 in third quarter 2015 compared to $404,000 in third quarter 2014.  The increase reflected higher premiums on several coverages.  Telecom and IT network communications decreased $305,000 to $458,000 or 40.0% in third quarter 2015 from $763,000 in third quarter 2014.  Securitization and servicing expense decreased $175,000 or 30.5% to $398,000 for third quarter 2015 from $573,000 for third quarter 2014 as a result of the lower volume of actual sales in third quarter 2015 compared to third quarter 2014.  Consulting decreased $32,000 or 2.8% to $1.1 million in third quarter 2015 from $1.2 million in third quarter 2014.  Other non-interest expense increased $722,000 or 21.1% to $4.2 million in third quarter 2015 from $3.4 million in third quarter 2014.  The increase reflected increases of $289,000 in prepaid card fraud losses and $249,000 in customer identification verification expense.

Income Taxes.    Income tax benefit for continuing operations was $5.7 million for the third quarter 2015 compared to $3.6 million in the third quarter 2014. The higher benefit in third quarter 2015 resulted from the loss in that period.

First nine months 2015 to first nine months 2014

Net Income: Net loss from continuing operations for the first nine months of 2015 was $11.9 million, or $.32 per diluted share, compared to net income of $10.7 million, or $.28 per diluted share for the first nine months of 2014.    After discontinued operations, net loss for the first nine months of 2015 was $5.2 million compared to net income of $36.9 million for the first nine months of 2014.    A $7.6 million increase in net interest income and an $806,000 decrease in the provision for loan and lease losses were more than offset by a $4.1 million decrease in non-interest income (excluding security gains), a  $21.7 million increase in BSA related consulting expenses and a $15.0 million increase in other non-interest expenses. Non-interest income (excluding security gains) decreased to $62.9 million in the first nine months of 2015 from $67.0 million in the first nine months of 2014, reflecting increases in several categories which totaled $2.2 million which were more than offset by a $2.9 million decrease in prepaid card fees and a $6.7 million decrease in gain on sale of loans. The decrease in prepaid card fees reflected a reduction of some fees on existing business and the exit in November 2014 of one of the Bank’s prepaid card clients as described in our Current Report on Form 8-K filed April 15, 2014.  The decrease in gain on sale of loans primarily reflected lower margins resulting from increased credit spreads. As credit spreads increase, loan sale prices and related margins decrease. The $3.8 million increase in the other non-interest income category reflected a $3.1 million increase in income on investment in unconsolidated entity, which resulted from the sale of loans from discontinued operations on December 30, 2014.  Net interest income increased to $51.3 million from $43.7 million primarily as a result of higher loan balances.  The provision for loan and lease losses decreased $806,000 to $1.8 million in the first nine months of 2015 compared to $2.6 million in the first nine months of 2014.   Net income from discontinued operations was $6.7 million for the first nine months of 2015, compared to net income of $26.2 million from discontinued operations for the first nine months of 2014.  Diluted loss per share was $0.14 for the first nine months of 2015 compared to diluted earnings per share of $0.96 for the first nine months of 2014.

Net Interest Income:  Our net interest income for the first nine months of 2015 increased to $51.3 million, an increase of $7.6 million, or 17.5%, from $43.7 million in the first nine months of 2014.   Our interest income for the first nine months of 2015 increased to $61.3 million, an increase of $9.1 million or 17.4% from $52.2 million for the first nine months of 2014. The increase in interest income resulted primarily from higher balances of loans.  Our average loans and leases increased to $1.22 billion for the first nine months of 2015 from $876.6  million for the first nine months of 2014, while related interest income increased $8.8 million on a tax equivalent basis.  Our average investment securities increased to $1.51 billion for the first nine months of 2015 from $1.50 billion for the first nine months of 2014, while related interest income increased $654,000 on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2015 decreased to 2.32% from 2.59% in the first nine months of 2014, a decrease of 27 basis points.  The decrease in the net interest margin reflected lower yields on loans and higher balances of lower yielding deposits at the Federal Reserve Bank.  In the first nine months of 2015, the average yield on our loans decreased to 3.83% from 4.03% for the first nine months of 2014, a decrease of 20 basis points. The decrease in loan yields reflected a higher proportion of SBLOC loans, which have lower yields and historically low levels of losses.  Yields on taxable investment securities were lower at 1.98% compared to 2.03% a  decrease of 5 basis points.  Additionally, yields on non-taxable investments were relatively stable at 3.67% compared to 3.66%  Average interest earning deposits increased $207.5 million, or 26.1% to $1.00  billion in the first nine months of 2015 from $793.6 million in the first nine months of 2014.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.30% for the first nine months of 2015 as compared to 0.27% in the first nine months of 2014.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2015			2014
				(restated)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,192,939	$ 34,231	3.83%	$ 858,829	$ 25,979	4.03%
Leases - bank qualified*	23,936	1,247	6.95%	17,756	708	5.32%
Investment securities-taxable	983,557	14,628	1.98%	1,037,344	15,804	2.03%
Investment securities-nontaxable*	524,913	14,443	3.67%	459,508	12,613	3.66%
Interest earning deposits at Federal Reserve Bank	1,001,027	1,759	0.23%	793,560	1,460	0.25%
Federal funds sold and securities purchased under agreement to resell	43,724	465	1.42%	28,612	296	1.38%
Net interest earning assets	3,770,096	66,773	2.36%	3,195,609	56,860	2.37%

Allowance for loan and lease losses	(4,089)			(3,492)
Assets held for sale	743,594	22,275	3.99%	1,285,922	38,732	4.02%
Other assets	293,561			27,237
	$ 4,803,162			$ 4,505,276

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 4,122,409	$ 8,293	0.27%	$ 3,759,427	$ 6,795	0.24%
Savings and money market	323,307	1,286	0.53%	380,671	1,229	0.43%
Time	1,066	12	1.50%	9,624	83	1.15%
Total deposits	4,446,782	9,591	0.29%	4,149,722	8,107	0.26%

Short-term borrowings	-	-	0.00%	7	-	0.00%
Repurchase agreements	6,598	14	0.28%	17,262	37	0.29%
Subordinated debt	13,401	328	3.26%	13,401	344	3.42%
Total deposits and interest bearing liabilities	4,466,781	9,933	0.30%	4,180,392	8,488	0.27%

Other liabilities	9,702			16,873
Total liabilities	4,476,483			4,197,265

Shareholders' equity	326,679			308,011
	$ 4,803,162			$ 4,505,276

Net interest income on tax equivalent basis *		$ 79,115			$ 87,104

Tax equivalent adjustment		5,491			4,662

Net interest income		$ 73,624			$ 82,442

Net interest margin *			2.32%			2.59%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first nine months of 2015, average interest earning assets increased to $3.77 billion, an increase of $574.5 million or 18.0% from the first nine months of 2014.  The increase reflected increased average balances of loans and leases of $340.3 million or 38.8%, and increased average balances of investment securities of $11.6 million or 0.8%.   Average demand and interest checking deposits increased $363.0 million or 9.7%.  We experienced growth in prepaid, institutional banking, payment acceptance (card payment and ACH processing) and other deposit categories, due to the acquisition of new customers.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.8 million for the first nine months of 2015 compared to $2.6 million for the first nine months of 2014.  The $806,000 decrease in the provision reflects the impact of higher reserves on specific loans in 2014.  The decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2015, our allowance for loan and lease losses amounted to $4.2 million or 0.42% of total loans compared to $3.6 million or 0.42% of total loans at December 31, 2014.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $62.9 million in the first nine months of 2015 compared to $67.0 million in the first nine months of 2014 before losses on securities of $62,000 in the first nine months of 2015 and gains on securities of $365,000 in the first nine months of 2014.  The $4.1 million or 6.2% decrease between those respective periods reflected a $2.9 million or 7.6% decrease in prepaid fees to $35.8 million for the first nine months of 2015.  The decrease reflected a reduction of certain fees on existing business and the exit in November, 2014 of one of the Bank’s prepaid card clients as described in our Current Report on Form 8-K filed April 15, 2014.  Gain on sale of loans decreased $6.7 million or 49.9% to $6.7 million for the first nine months of reflecting lower margins resulting from increased credit spreads.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts increased $1.3 million or 30.4% to $5.6 million for the first nine months of 2015 from $4.3 million for the first nine months of 2014 reflecting health savings account service charges assessed on a larger number of accounts.  Affinity fees increased $540,000 or 29.2% to $2.4 million for the first nine months of 2015 from $1.9 million for the first nine months of 2014.  This increase resulted primarily from growth in  one affinity relationship.  Other non-interest income increased $3.8 million or 316.3% to $5.1 million for the first nine months of 2015 from $1.2 million in the first nine months of 2014.  This increase reflected a $3.1 million increase in income on investment in unconsolidated entity, which resulted from the partial financing of the sale of loans from discontinued operations on December 30, 2014.

Non-Interest Expense. Total non-interest expense was $135.1 million for the first nine months of 2015, an increase of $36.7 million or 37.4% over $98.4 million for the first nine months of 2014.  The increase reflected an increase of $21.7 million in BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Order.  Salaries and employee benefits amounted to $49.7 million, an increase of $4.9 million or 10.8% over $44.8 million for the first nine months of 2014. The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, information technology, institutional banking, SBA loan production and leasing business development.    Depreciation and amortization increased $207,000 or 6.2% to $3.6 million in the first nine months of 2015 from $3.4 million in the first nine months of 2014 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $808,000 or 23.6% to $4.2 million in the first nine months of 2015 from $3.4 million in the first nine months of 2014 which reflected increased main office operations space and new Florida office space for BSA staff.  Data processing expense increased $702,000 or 7.0% to $10.7 million in the first nine months of 2015 from $10.0 million in the first nine months of 2014.  The increase reflected increased account and transaction volume.  Printing and supplies increased $168,000 or 10.3% to $1.8 million in the first nine months of 2015 from $1.6 million in the first nine months of 2014.  Audit expense increased $464,000 or 41.0% to $1.6 million in the first nine months of 2015 from $1.1 million in the first nine months of 2014.  The higher expense in 2015 reflected increased BSA audit expense for European operations and higher external audit expense. Legal expense increased $991,000 or 66.6% to $2.5 million for the first nine months of 2015 from $1.5 million in the first nine months of 2014.  The increase in legal expense reflected higher fees related to the regulatory matters discussed in “Financial Statement Restatement; Regulatory Actions”.  FDIC insurance expense increased $4.0 million or 93.3% to $8.3 million for the first nine months of 2015 from $4.3 million in the first nine months of 2014, reflecting a higher assessment rate (see “Financial Statement Restatement; Regulatory Actions”) and increased average deposits.  Software expense increased $1.3 million or 39.0% to $4.8 million in the first nine months of 2015 from $3.4 million in the first nine months of 2014  reflecting additional information technology infrastructure to improve efficiency and scalability.  Telecom and IT network communications decreased $344,000 to $1.4 million or 19.5% in the first nine months of 2015 from $1.8 million in the first nine months of 2014.  Securitization and servicing expense decreased $604,000 or 32.6% to $1.3 million in the first nine months of 2015 from $1.9 million in the first nine months of 2014 reflecting decreased volume.  Consulting expense increased $1.1 million or 47.9% to $3.3 million in the first nine months of 2015 from $2.3 million in the first nine months of 2014. The increase reflected $586,000 of expense for an independent review of our BSA and AML compliance programs including consulting related to the internal audit of these programs and $596,000 related to information technology consulting.  Other non-interest expense increased $1.2 million or 10.7% to $12.9 million in the first nine months of 2015 from $11.7 million in the first nine months of 2014.  The $1.2 million increase reflected increases of $566,000 in prepaid card fraud losses and $220,000 in directors’ fees.

Income Taxes.  Income tax benefit for continuing operations was $10.8 million for the first nine months of 2015 compared to $594,000 in the first nine months of 2014. The higher benefit in third quarter 2015 resulted from the loss in that period.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funds for our financing activities has been cash inflows from net increases in deposits.  While net deposits decreased $242.6 million in the first nine months of 2015, the balance of interest earning deposits at the Federal Reserve Bank on September 30, 2015 was $995.4 million and represented a significant amount of on balance sheet liquidity. The decrease in deposits reflected the exit of less profitable relationships.  Additionally, substantially all investment securities are classified as available for sale and the majority may be pledged for FHLB advances, or sold for additional liquidity. As a result of the sale of the health savings account administration business in October 2015, approximately $400 million of related deposits are planned to be transferred to the purchaser in December, 2015.  Additionally, approximately $485 million of higher cost deposit relationships without adequate offsetting fee income or loan production potential, were exited in October 2015. Those exits will reduce Federal Reserve balances. As a result of daily and seasonal deposit fluctuations, the exits may result in the use FHLB advances and brokered certificates of deposit to manage Federal Reserve balance requirements and liquidity generally.

 While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system. We seek to set rates on our deposits at levels competitive with the rates offered in our market; however we do not seek to compete principally on rate. The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business. A key component to the model is that the deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. However, certain components of the deposits do experience seasonality, creating excess liquidity at certain times.  Because rates on overnight deposits of cash are low, we have been taking steps to reduce excess liquidity, by exiting less profitable relationships and deploying overnight investments into loans.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit as a significant funding source.  We have shifted to primarily using our deposits as our funding source as a result of deposit growth. We still maintain our secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and other unsecured lines from our correspondent banks, which include Atlantic Central Bankers Bank and PNC Bank. We have a $478.7 million line of credit with the Federal Home Loan Bank and $34.0 million in additional lines of credit with correspondent banks. As of  September 30, 2015,  we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and our correspondent banks.

To manage excess cash balances maintained at the Federal Reserve, the Bank has exited and will likely continue to exit less profitable deposit relationships.  We have historically down streamed the majority of the capital funding we have generated from common stock offerings to the Bank. We have historically not paid dividends and have no plans to do so in the foreseeable future. In addition, as a result of a supervisory letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank.  The Federal Reserve approved the payment of our interest due September 15, 2015 on the Company’s trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of September 2015, we had approximate cash reserves of $10.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $120,000 based on a floating rate of 3.25% over LIBOR.  We expect that the conditions under which the Amendment to the 2014 Consent Order was issued will have been remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at September 30, 2015 were $995.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 25 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $121.2 for the nine months ended September 30, 2015   and $222.3 million for the nine months ended September 30, 2014. Net repayments of investment securities were $165.3 million compared to net purchases of $179.1 million for the prior year to date ended September 30, 2014.  Deposit outflows resulted from exiting higher cost deposit relationships without adequate offsetting fee income or loan production potential in the nine months ended September 30, 2015.  We had outstanding commitments to fund loans, including unused lines of credit, of $833.9 million and $709.1 million as of September 30, 2015 and December 31, 2014, respectively.  Of the approximately $1.1 billion in book value of loans in that portfolio as of  the September 30, 2014 date of discontinuance of operations, $588.7 million of loans remain in  assets held for sale  on the balance sheet, reflecting related sales and paydowns. We are attempting to sell those remaining loans. Additionally, the balance sheet reflects $186.7 million in investment in unconsolidated subsidiary, which is comprised of notes owned by us as a result of the sale of certain discontinued loans.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.50% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At September 30, 2015 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated. Basel III capital changes became effective January 1, 2015. Basel III added an additional ratio which measures common equity to risk weighted assets which is included below:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2015
The Bancorp	6.27%	14.07%	14.27%	14.07%
The Bancorp Bank	5.97%	13.47%	13.67%	13.47%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	6.00%	10.00%	6.50%

As of December 31, 2014
The Bancorp	7.07%	11.54%	11.67%	n/a
The Bancorp Bank	6.46%	10.46%	10.59%	n/a
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%	n/a

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2015. We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 194,234	$ 7,747	$ 48,731	$ 16,326	$ 87,563
Loans net of deferred loan costs	656,543	80,916	145,699	108,200	3,160
Investment securities	189,912	201,214	209,268	153,922	655,993
Interest earning deposits	995,441	-	-	-	-
Securities purchased under agreements to resell	37,970	-	-	-	-
Total interest earning assets	1,879,866	282,130	354,967	262,122	659,153

Interest bearing liabilities:
Demand and interest checking	2,503,632	215,796	215,796	-	-
Savings and money market	94,144	188,289	94,144	-	-
Securities sold under agreements to repurchase	1,034	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,612,211	404,085	309,940	-	-
Gap	$ (732,345)	$ (121,955)	$ 45,027	$ 262,122	$ 659,153
Cumulative gap	$ (732,345)	$ (854,300)	$ (809,273)	$ (547,151)	$ 112,002
Gap to assets ratio	-16%	-3%	*	6%	14%
Cumulative gap to assets ratio	-16%	-18%	-17%	-12%	2%

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

Financial Condition

General.    Our total assets at September 30, 2015 were $4.71 billion, of which our total loans were $994.5 million. At December 31, 2014 our total assets were $4.99 billion, of which our total loans were $874.6 million.

Interest earning deposits and federal funds sold.  At September 30, 2015, we had a total of $995.4 million of interest earning deposits compared to $1.06 billion at December 31, 2014 a decrease of $63.9 million or 6.0%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities decreased to $1.41 billion at September 30, 2015, a decrease of $177.1 million or 11.2% from year-end 2014. The decrease in investment securities was primarily a result of paydowns of residential and commercial mortgage-backed securities and tax-exempt municipal securities.  Other securities, included in the held-to-maturity classification at September 30, 2015,  consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.7 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $52,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.7 million.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,904	$ 2,000	$ 96	Not rated
Security B	9,001	5,262	(3,739)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of September 30, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 52	$ 52	$ -	CAA1	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security. If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income. Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the nine months ended September 30, 2015 and September 30, 2014 respectively, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at September 30, 2015 compared to $1.0 million at December 31, 2014.

Investment securities with a carrying value of $20.8 million at September 30, 2015 and $25.7 million at December 31, 2014, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale increased to $354.6 million at September 30, 2015 from $217.1 million at December 31, 2014.

Loan portfolio. Total loans increased to $994.5 million at September 30, 2015 from $874.6 million at December 31, 2014.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

September 30,	December 31,
2015	2014

SBA non real estate	$ 64,988	$ 62,425
SBA commercial mortgage	116,545	82,317
SBA construction	5,191	20,392
Total SBA loans	186,724	165,134
Direct lease financing	223,929	194,464
SBLOC	539,240	421,862
Other specialty lending	12,119	48,625
Other consumer loans	23,502	36,168
	985,514	866,253
Unamortized loan fees and costs	9,004	8,340
Total loans, net of deferred loan costs	$ 994,518	$ 874,593

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”. The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves. For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans. In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral. While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Risk Officer, who reports directly to our audit committee, oversees the loan review department processes and measures the adequacy of the allowance independently of management.  The loan review department’s oversight parameters include borrower relationships over $3.0 million, whether they are performing or not, and loans that are 90 days or more past due or which have been previously adversely classified.  Approximately 42% and 45% the continuing loan portfolio was reviewed at September 30, 2015 and December 31, 2014, respectively.  The loan review policy guideline specifies that a minimum of 60% of total loan balances are to be reviewed annually. That percentage was maintained as of September 30, 2015 and December 31, 2014 based upon the total of discontinued and continuing operations loans.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio for appropriate coverage levels for its continuing loan portfolio. In 2014, the loan review department performed additional loan review procedures for commercial loans which were partially or fully subject to charge off in 2012, 2013 and 2014, all criticized loans (loans classified as special mention, substandard and doubtful) and loans which had been assigned a potential loss allocation by an independent third party loan review consultant. In 2014 that loan review consultant reviewed all commercial loan relationships greater than $2 million and non accrual loans and continues to update such coverage on a quarterly basis.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 929	$ 929	$ 64,059	$ 64,988
SBA commercial mortgage	-	-	-	-	-	116,545	116,545
SBA construction	-	-	-	-	-	5,191	5,191
Direct lease financing	4,389	982	294	-	5,665	218,264	223,929
SBLOC	-	-	-	-	-	539,240	539,240

Other specialty lending	-	-	-	-	-	12,119	12,119
Consumer - other	-	-	1	-	1	5,615	5,616
Consumer - home equity	372	-	-	1,228	1,600	16,286	17,886
Unamortized loan fees and costs	-	-	-	-	-	9,004	9,004
	$ 4,761	$ 982	$ 295	$ 2,157	$ 8,195	$ 986,323	$ 994,518

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2014	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2015	2014
		(restated)

Ratio of the allowance for loan losses to total loans	0.42%	0.62%
Ratio of the allowance for loan losses to nonperforming loans (1)	171.11%	111.37%
Ratio of nonperforming assets to total assets (1)	0.05%	0.13%
Ratio of net charge-offs to average loans	0.10%	0.14%
Ratio of net charge-offs to average loans annualized	0.14%	0.18%

(1) Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans  decreased to 0.42% at September 30, 2015 from 0.62% at September 30, 2014.  The decrease reflected the impact of net charge offs. The ratio of the allowance for loan losses to non-performing loans increased to 171.44% at September 30, 2015 from 111.37% at September 30, 2014 primarily as a result of a decrease in non-performing loans.  The ratio of non-performing assets to total assets decreased primarily as a result of decreases in non-performing loans.  Net charge-offs to average loans decreased to 0.10% for the nine months ended September 30, 2015 from 0.14% for the nine months ended September 30, 2014, primarily due to an increase in loan balances.

Net charge-offs.  Net charge-offs were $1.2 million for the nine months ended September 30, 2015, an increase of $57,000 over net charge-offs for the same period of 2014.  The majority of the charge-offs in the first nine months of 2015 and 2014 were associated with consumer loan relationships.

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

	September 30,	September 30,	December 31,
	2015	2014	2014
		(restated)
Non-accrual loans
SBA non real estate	$ 1,107	$ 1,060	$ -
Consumer	1,050	3,435	1,907
Total non-accrual loans	2,157	4,495	1,907

Loans past due 90 days or more	294	264	149
Total non-performing loans	2,451	4,759	2,056
Other real estate owned	-	725	-
Total non-performing assets	$ 2,451	$ 5,484	$ 2,056

Loans that were modified as of September 30, 2015 and December 31, 2014 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	1	$ 178	$ 178	1	$ 197	$ 197
Consumer	2	438	438	1	346	346
Total	3	$ 616	$ 616	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 178	$ -	$ -	$ 197	$ -
Consumer	-	334	104	-	346	-
Total	$ -	$ 512	$ 104	$ -	$ 543	$ -

The following table summarizes as of September 30, 2015 that were restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
Consumer	1	$ 105
Total	1	$ 105

As of September 30, 2015 and December 31, 2014,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at September 30, 2015 and December 31, 2014:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 219	$ -
Consumer - other	334	334	-	340	-
Consumer - home equity	1,228	1,257	-	1,116	-
With an allowance recorded					-
SBA non real estate	844	844	158	678	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	1,107	1,107	158	897	-
Consumer - other	334	334	-	340	-
Consumer - home equity	1,228	1,257	-	1,116	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

We had $2.2 million of non-accrual loans at September 30, 2015 compared to $1.9 million of non-accrual loans at December 31, 2014. The $251,000 increase in non-accrual loans was primarily due to $2.1 million of loans placed on non-accrual status partially offset by $1.1 million of loan charge-offs and $785,000 of loan payments.  Loans past due 90 days or more still accruing interest amounted to $294,000 at September 30, 2015 and $149,000 at December 31, 2014. The $145,000 increase reflected $1.5 million of additions partially offset by $1.1 million of loan payments and $104,000 of loans moved to non-accrual.

We had no other real estate owned at September 30, 2015 and December 31, 2014.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2015 and December 31, 2014:

September 30, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 42,871	$ -	$ 1,107	$ -	$ -	$ -	$ 21,010	$ 64,988
SBA commercial mortgage	76,079	-	-	-	-	16,714	23,752	116,545
SBA construction	5,191	-	-	-	-	-	-	5,191
Direct lease financing	84,509	-	510	-	-	-	138,910	223,929
SBLOC	188,218	-	-	-	-	16,667	334,355	539,240
Other specialty lending	10,345	-	-	-	-	-	1,774	12,119
Consumer	6,663	-	2,496	-	-	-	14,343	23,502
Unamortized loan fees and costs	-	-	-	-	-	-	9,004	9,004
	$ 413,876	$ -	$ 4,113	$ -	$ -	$ 33,381	$ 543,148	$ 994,518

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Unrated loans consist of performing loans which did not exhibit any negative characteristics which would require the loan to be evaluated, or fell below the dollar threshold requiring review and are not loans otherwise selected in ongoing portfolio evaluation.  The scope of the Bank’s loan review policy encompasses commercial and construction loans and leases which singly or in the aggregate in the case of loans with related borrowers, equal or exceed $3.0 million.  The loan portfolio review coverage was approximately 42%  at  September 30, 2015 and approximately 45% at December 31, 2014.  As a result of transferring loans into “Discontinued Operations”, management is currently assessing the review scope for the remaining portfolio to ensure appropriate coverage levels are maintained. This review is performed by the loan review department, which is independent of the loan department and reports directly to the audit committee.  All classified loans are reviewed by the independent loan review function of the Bank. Potential problem loans, which are identified by either the independent loan review department or line management, are also reviewed.    All loans are subject to review by their relationship manager and senior loan personnel.  Also, many of the Bank’s loans are relatively short term, and are subject to reconsideration with a full review in loan committee between one and three years after the loan is made and after the prior review.

Premises and equipment, net.  Premises and equipment amounted to $18.9 million at September 30, 2015 compared to $17.7 million at December 31, 2014.  The increase reflected additional information technology upgrades.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio, which we had previously disclosed we were in the process of selling. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the balance of the investment in unconsolidated entity.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $611.7 million at September 30, 2015 compared to $887.9 million at December 31, 2014.  The decrease reflected loan sales and other principal paydowns.

Deposits.    Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. One strategic focus is growing these accounts through affinity groups.  At September 30, 2015, we had total deposits of $4.38 billion compared to $4.62 billion at December 31, 2014, a decrease of $242.6 million or 5.2%. The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  Increases in average deposit trends have allowed us to virtually eliminate time deposits, which may bear higher interest rates than transaction accounts. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2015		December 31, 2014
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking	$ 4,122,409	0.27%	$ 3,746,958	0.24%
Savings and money market	323,307	0.53%	366,160	0.43%
Time	1,066	1.50%	7,974	1.20%
Total deposits	$ 4,446,782	0.29%	$ 4,121,092	0.26%

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of September 30, 2015 and December 31, 2014.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of September 30, 2015 and December 31, 2014.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.    Other liabilities amounted to $7.1 million at September 30, 2015 compared to $12.7 million at December 31, 2014, representing a decrease of $5.6 million.    Other liabilities consist primarily of amounts payable for European prepaid cards outstanding.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Because of the changes discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. As described in Part 2, Item 9A: Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2014, management identified  material weaknesses in our internal control over financial control surrounding our disclosure controls and procedures, with respect to  credit file maintenance and evaluation in that we did not properly maintain credit files, including the evaluation of loan collateral and industry-specific information, relevant in determining the appropriate risk-ratings of our loans, in identifying the ultimate occurrence of loss events, and in calculating impairment under ASC 310 “Receivables”.  In addition, with respect to discontinued operations our management concluded that our controls were not effective in identifying the appropriate classification of items to be included as discontinued operations.

Management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting.

With respect to credit file maintenance, the following steps were taken: First, the Bank discontinued its Philadelphia-based commercial loan operations effective September 30, 2014.  Second, for the continuing lines of businesses, management has and will, on an ongoing basis, reevaluate its loan policies surrounding risk-rating and the evaluation of collateral, including industry-specific information to timely identify factors which might indicate loss events and loan impairments.  Third, the Bank’s appraisal policies were modified to require that new appraisals must be ordered for all identified impaired loans every 18 months or more frequently, if needed, and that these appraisals will be controlled by the Chief Credit Officer, who reports directly to the Audit Committee. Finally, the Bank will establish a separate loan committee for each remaining line of business: SBLOC, SBA, CMBS, leasing and consumer. These new separate committees will review all identified impaired loans each quarter and consider recommendations by the loan review department as to the potential weaknesses in these identified loans and whether earlier loss recognition or further impairment is required.

With respect to discontinued operations (non-routine transactions), the following steps were taken: We have enhanced our internal controls over our financial closing process to ensure that appropriate research is conducted in determining the proper accounting treatment for all non-recurring transactions, including transactions and balances that qualify as discontinued operations.  Such accounting analysis and conclusions are reviewed and approved by senior financial management.

Subject to satisfactory completion of the design and testing of these new procedures for effectiveness, management believes that the implementation of these new procedures will remediate the material weakness.

Except for the changes discussed above there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of a consent order issued by the FDIC, captioned In the Matter of the Bancorp Bank, Wilmington, Delaware, effective June 5, 2014, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions”

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In re The Bancorp Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.   The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.   The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants have until November 23, 2015, to file a motion to dismiss the amended consolidated complaint.  This litigation is in its preliminary stages. We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

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

THE BANCORP INC
(Registrant)

November 9, 2015	/s/ Frank Mastrangelo
Date	Frank Mastrangelo
President/Chief Executive Officer

November 9, 2015	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.