Form 10-K
period 2015-12-31
Bancorp, Inc.
filed 2016-03-15
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2015 of $9.28, was approximately $319.4 million.

As of March 8, 2016, 37,879,428 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

EXPLANATORY NOTE

As reported on our Current Report on Form 8-K, filed April 1, 2015, we analyzed the amount and timing of our recognition of impairment losses with respect to certain loan relationships that we had originally recognized in the quarter ended March 31, 2014.  As a result of this analysis, the audit committee of our board of directors determined that such charges should be restated to prior periods and, accordingly, that our financial statements for the years ended December 31, 2012 and 2013, for the quarterly periods within such years, and for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 could not be relied upon.  In connection with these analyses, we reviewed other, unrelated loan charges and determined that it was necessary to restate certain of these losses, together with previously unreported losses, to prior periods.  These determinations affected the financial statements contained in our Annual Reports on Form 10-K for the years ended December 31, 2010, 2011, 2012 and 2013, in our Quarterly Reports on Form 10-Q for the interim periods included within such years, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through both commercial mortgage backed securities, or CMBS and collateralized loan obligations, or CLOs.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS and CLO capital markets are made nationally.  At December 31, 2015, SBLOC, leasing, SBA and loans for sale in secondary markets totaled $575.9 million, $231.5 million, $307.1 million (including SBA loans held for sale) and $380.8 million, respectively, and comprised 37%, 15%, 20% and 24% of our loan portfolio and loans held for sale.  Our investment portfolio amounted to $1.16 billion at December 31, 2015, representing a decrease from the prior year as a portion of repayments and sales proceeds funded loan growth.

For our institutional banking, including SBLOC and our other deposit generating activities, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking for investment advisory companies through our institutional banking department; credit and debit card processing for merchants affiliated with independent service organizations; and prepaid cards for general purpose card sponsors, insurers, incentive plans, large retail chains, consumer service organizations and others. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity group banking.  Our prepaid card, private label banking for investment advisory companies and card payment processing are our primary sources of deposits.  The vast majority of our services are provided in the United States although we have limited prepaid card operations in Europe.

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

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth through Low-cost Deposits and Generate Noninterest Income from Prepaid Cards and Other Areas. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund the loans and investments through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, institutional banking money market accounts and card payment processing.  The largest component of our deposits is prepaid cards and the largest component of our noninterest income is derived from prepaid cards.

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

Lending Activities

In the third quarter of 2014, we discontinued our commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business.  We have sold loans with an approximate book value of $342.2 million. On the date of discontinuance, September 30, 2014 there was approximately $1.1 billion in book value of loans in the discontinued portfolio. The $342.2 million of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following: Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million. At December 31, 2015 our net discontinued loan portfolio amounted to $568.7 million. We continue to pursue additional loan sales.  We currently focus our lending activities upon four specialty lending segments:  SBLOC loans, automobile fleet and other equipment leasing, SBA loans and loans originated for sale into CMBS and CLO capital markets.

SBLOC.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand.  Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information. All SBLOCs are with full recourse to the borrower. The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank.

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

SBA Loans.  We participate in two loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or  refinance existing debt, all under conditions established by the SBA.  The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7(a) loans must be secured by all available assets (both business and personal) until the recovery value equals the loan amount or until all assets of the borrower have been pledged.  Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%.  Loan guarantees can range to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

The SBA loan guaranty is paid to the lender after the liquidation of all collateral, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations and we risk repair or loss of the guarantee should we fail to comply.  7(a) loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow. If the business generates inadequate cash flow to repay principal and interest and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan.  Losses may result if related collateral is sold for less than the unguaranteed balance of the loan.  Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk.  As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale.  The 7(a) program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year.  Should those appropriations be reduced or cease, our ability to make 7(a) loans will be curtailed or terminated.

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment and debt refinancing which the SBA currently has approved for 2016.  A 504 loan may not be used for working capital, debt refinancing or investment in rental real estate.  In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or CDC, provides 40% of the financing amount.  If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met the funding percentages are 25%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien.  Personal guarantees of the principal owners of the business are required.  The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated.  Certain basic loan terms, as with the 7(a) program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees.  While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

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

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members. We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website.  Each such website, however, indicates that we are the provider of banking services.  To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as deposit products, electronic payment systems and loans.  Each affinity group selects from our menu of service modules those that it wants to offer its members or customers. We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers. We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed.  We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $9.3 million, $7.2 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013 respectively.  These amounts include fees paid related to prepaid cards, healthcare accounts, card payment processing and institutional banking which are described below.

Prepaid Cards.  We have developed prepaid card programs for general purpose re-loadable cards, insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and others.  Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.  Our prepaid card programs are offered predominantly in the United States. However, we also offer our services in the European Union through subsidiaries which offer prepaid card and electronic money issuing services.  Our European operations contributed less than 2% of total prepaid card revenue. For information relating to current constraints on our prepaid card programs resulting from a consent order we have entered into with the FDIC, see “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank.”

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

Call Centers.  We have call center operations that serve as inbound customer support.  The call centers provide account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts or other banking products.  Call Center services are operated in three locations: Domestically in Wilmington, Delaware, the Bank’s Customer Care center operates from 8:00 a.m. to 8:00 p.m. EST Monday through Friday and handles complex calls and escalations.  Transact Payments Limited (TPL) customer support is managed from our site in Sofia, Bulgaria, where support to European cardholders and program managers is provided in several European languages.  In addition, two third party servicers provide ‘first tier’ customer support.  Located in Manila, Philippines, TELUS International operates 24 hours a day, seven days a week and Ubiquity Global Services operates from 8:00 a.m. to 10:00 p.m. EST Monday through Friday.

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

European Prepaid Operations.  Transact Payments Limited, or TPL, our wholly-owned subsidiary, is a prepaid product issuer (termed electronic money in Europe) organized in Gibraltar and licensed by the Gibraltar Financial Services Commission or the FSC.  TPL issues prepaid products throughout the European Union (EU) and European Economic Area (EEA) with service and support provided by three service subsidiaries.

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

Technology

Primary Domestic System Architecture.  We provide financial products and services through a highly-secure three-tiered architecture using commercially available software.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed using load-balance technologies and our proprietary design, with internally developed software and third-party equipment. We also use third party data processors.  The goal of our systems designs is to service our client requirements efficiently which has been accomplished using data and service replication between multiple data centers.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we continuously operate automated internal monitoring tools and use independent third parties to continuously monitor our systems.

European Prepaid Card and Electronic Money Operation.  European prepaid card infrastructure includes consumer servicing functions and program management.  Related software includes risk management, reporting, a dynamic security system, and transaction management.

European Prepaid System Architecture.  We have a primary data center in Sofia, Bulgaria that supports our European prepaid business with a redundant network system that connects to a back-up center in London (UK).  Our architecture allows for rapid expansion and flexibility.

Domestic and European Prepaid Security.  All our systems are subject to regular certification for data security standards under multiple certification requirements.

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as on-line lenders and other non-traditional competitors.  Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate.  A number of banks and other financial institutions compete with us in the prepaid card market; however, we do not believe that any single bank or group of banks is a predominant provider.  We believe that our ability to compete successfully depends on a number of factors, including:

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

The Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amount of loans that may be made and the interest that may be charged, and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the Bank’s operations.  Any change in the regulatory requirements and policies by the Federal Reserve, the FDIC, the Commissioner, the United States Congress, or the states in which our customers reside could have a material adverse impact on us, the Bank and our operations. We have entered into consent orders with the FDIC and have received a supervisory letter from the Federal Reserve which have imposed certain restrictions upon us and the Bank. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  See “Delaware Regulation” below.  In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In August 2015, we consented to the issuance of a consent order amendment pursuant to which the payment of dividends by the Bank to us would require prior FDIC approval, and received a Federal Reserve supervisory letter pursuant to which any payment of dividends by us would require prior approval from the Federal Reserve. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2015, we and the Bank had total capital to risk-adjusted assets ratios of 14.88% and 14.18%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 14.67% and 13.98%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2015 we and the Bank had leverage ratios of 7.17% and 6.90%, respectively.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI, items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.  Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

We believe that we and the Bank will continue to be able to meet targeted capital ratios. Actual ratios are shown in the following paragraph.

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%.  At December 31, 2015, our total risk-based capital ratio was 14.88%, our Tier 1 risk-based capital ratio was 14.67% and our leverage ratio was 7.17% while the Bank’s ratios were 14.18%, 13.98% and 6.90%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

As noted above, the New Capital Rules became effective as of January 1, 2015, with the first measurement date as of March 31, 2015 subject to phased implementation in certain respects, and revised the PCA regulations.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV).  Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2015, the Bank’s DIF assessment rate was 24 basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits of the total industry.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC proposed rules in October 2015 regarding the offset.  Under the proposal, banks with less than $10 billion in assets would receive an assessment credit for the portion of their assessments that contribute to the increase from 1.15% to 1.35%.  These rules have not yet been finalized.

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2015, the Bank’s limit on loans-to-one borrower was $46.7 million ($77.8 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2015, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  At December 31, 2015, loans to related parties amounted to $1.8 million and at December 31, 2014 such loans amounted to $30.9 million.

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

Bank Secrecy Act- Anti-Money Laundering and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.  These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML, program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report, or SAR, when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met.  The BSA also contains numerous recordkeeping requirements.  For a description of a consent order with the FDIC under the BSA that imposes certain requirements on the Bank, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

Community Reinvestment Act.    Under the Community Reinvestment Act of 1977, which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The Bank shall delineate one or more assessment areas within which the FDIC evaluates the bank's record of helping to meet the credit needs of its community.  The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests:

•

a lending test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through its lending activities by considering a bank's home mortgage, small business, small farm, and community development lending.;

•

a service test, evaluates a bank's record of helping to meet the credit needs of its assessment area(s) by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services; and

•

an investment test, evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through qualified investments that benefit its assessment area(s) or a broader statewide or regional area that includes the bank's assessment area(s).

The Bank was examined for CRA compliance in 2015 and received a “needs to improve” rating for the 2015 examination which covered the period from 2012 through June 2, 2015. As a result of the current rating, certain business restrictions are in place, including FDIC limits on change in control, new branches, branch relocation, main office relocation, and mergers (regular, interim or corporate reorganizations).  The Federal Reserve Bank restrictions include limitations on holding company commencement of direct or indirect new financial activity and holding company change in control.  The Federal Housing Finance Agency has also imposed restrictions on receiving long-term advances and participating in their Affordable Housing Program and Community Investment Cash Advances Program.

Given the nature of the private label branchless banking services the Bank offers, during the course of the examination the Bank elected to develop a CRA Strategic Plan to meet its regulatory requirements.  Once the CRA Strategic Plan is approved, the Bank will operate under approved customized regulatory standards it believes will provide improved opportunities for performance. The Bank continues to closely monitor its performance in alignment with the CRA Strategic Plan to meet with lending, service and investment requirements.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts).  For 2015, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $89.1 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $89.1 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2015, the Bank met these requirements by maintaining $266.8 million in cash and balances at the Federal Reserve Bank.

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

Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (the “Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators.  Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2016.  We do not at this time expect the Final Volcker Rules to have a material impact on our operations.

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

Laws applicable to TPL include, without limitation, the Financial Services (Electronic Money) Regulations of 2011, which we refer to as the E-Money Regulations, promulgated by the FSC and the Data Protection Directive (Directive 95/46/EC).  In January 2012, the European Commission proposed a comprehensive reform of the Data Protection Directive.  As of December 31, 2015, the proposed rules had not been passed by the European Parliament.  The E-Money Regulations impose upon TPL substantive rules governing TPL’s operation of e-money services, including rules requiring TPL to maintain certain minimum capital levels, governing the safeguarding of cardholder funds, and penalties for any violations.  Any change in the laws, regulations and policies of the Gibraltar Parliament, the European Union, its member countries, or any other country in which TPL operates, could have a material adverse impact on TPL and its operations.

Employees

As of December 31, 2015, we had 762 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2015, the ratio of the allowance for loan losses to loans was 0.41%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see Item 1,” Business –Lending Activities.”

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

Since the end to the recession in 2009, the United States economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred.  As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have periodically been subject to weakness.  These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate–related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations.  As a result of these conditions, we increased our provision for loan losses, and experienced an increase in the amount of loans charged off and non-performing assets in our commercial loan portfolio which are now reflected in discontinued operations.  Rated investment securities, generally considered to be less risky than loans have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur.  The Federal Reserve has continued to maintain interest rates at historically low levels to foster a more rapid and full recovery.  However, a continuation of weak economic conditions could further harm our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Bancorp, Inc. and its subsidiary The Bancorp Bank, are subject to extensive federal and state regulation and supervision.  Our subsidiary in the European Union, TPL, is also subject to the laws of Gibraltar and all other European Union and European Economic Areas countries in which it operates.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company, the Bank and TPL in substantial and unpredictable ways.  Additionally, while we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur.  Failure to comply with these statutes, regulations or policies could result in sanctions against us or the Bank by regulatory agencies, civil money penalties, reputational damage, and a downgrade in the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations

The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third party relationships as provided in the Consent Order. As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.  The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments.”  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income. Expenses associated with the required look back review were significant in 2015 and are expected to continue into second quarter 2016.

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

On August 27, 2015, the Bank entered into an Amendment to Consent Order, or the 2014 Consent Order Amendment, with the FDIC, amending the 2014 Consent Order.  The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The 2014 Consent Order Amendment provides that the Bank shall not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any distributions to TPL or its subsidiaries, or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.

On December 23, 2015 the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amends and restates in its entirety the terms of the 2012 Consent Order.

The 2015 Consent Order was based on FDIC allegations regarding electronic fund transfer, or EFT, error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products which we refer to as Third Parties.  The 2015 Consent Order continues the Bank's obligations originally set forth in the 2012 Consent Order, including its obligations to increase board oversight of the Bank's compliance management system, or CMS, improve the Bank's CMS, enhance its internal audit program, increase its management and oversight of Third Parties, and correct any apparent violations of law.

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’ Board to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices; and implement a corrective action plan regarding those prepaid cardholders who asserted or attempted to assert EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.  The Bank has begun to implement a corrective action plan accordingly.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015. The 2015 Consent Order further requires that if, through the corrective action plan, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.

We cannot assure you that that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order, as amended, the 2015 Consent Order or the Supervisory Letter to their satisfaction. We refer collectively to the 2014 Consent Order, the 2014 Consent Order Amendment and the 2015 Consent Order, as the Consent Orders.  If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

Our reputation and business could be damaged by our entry into the Consent Orders with the FDIC and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the Consent Orders or the Supervisory Letter and the class action filed in July 2014, now or in the future could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

The provisions contained in the Consent Orders present interpretive challenges that may give rise to a difference of interpretation by us and our regulators.

The provisions of the Consent Orders and the Supervisory Letter are subject to interpretation and may give rise to differing views between us and our regulators with respect to their scope and application.  Accordingly, management, employees at all levels, and legal counsel of the Bank face significant challenges in applying the terms of the Consent Orders and the Supervisory Letter to the myriad factual scenarios that arise in the ordinary course of business.  While we have sought, and will continue to seek, guidance from our regulators as to the application of the Consent Orders and the Supervisory Letter on our business, there can be no assurance that our regulators will provide such guidance or that we and our regulators will interpret the terms of the Consent Orders and the Supervisory Letter uniformly in every instance.

If the regulators interpret the Consent Orders or the Supervisory Letter in a manner contrary to our interpretation despite our good faith efforts to comply, the FDIC may conclude a violation has occurred, which may result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

 Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate or be able to grow.  Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures and manage a growing number of customer relationships.  We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, any future growth may place a strain on our administrative and operational infrastructure.  Any such strain could increase our costs, reduce or eliminate our profitability and reduce the price at which our common shares trade.

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

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings.  The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses.  Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.

We are subject to lending risks.

There are risks inherent in making all loans.  These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or the economy that impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans.  Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now held for sale.  Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years.  We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material.  On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.  Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S.  Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations.  For other risks which are specific to the different types of loans we make and which could impact our allowance for loan losses, see Item 1,” Business –Lending Activities.”

There is a significant concentration in prepaid card fee income which is subject to various risks.

We realize a significant portion of our revenues from prepaid card and other prepaid products and services.  Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Some of our clients have significant volume the loss of which would materially affect our revenues. Prepaid card deposits comprise a significant portion of the Bank’s deposits.

Regulatory and legal requirements applicable to the prepaid card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components both in the United States and the European Union.  These investments may not ensure compliance or otherwise mitigate risks involved in this business.  Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other losses, each of which could have a material adverse effect on our financial condition and operating results.  Other risks related to prepaid cards include competition for prepaid and other payment mediums, possible changes in the rules of networks, such as Visa and MasterCard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

The potential for fraud in the card payment industry is significant.

Issuers of prepaid cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain.  The theft of such information is regularly reported and affects individuals and businesses.  Losses from various types of fraud have been substantial for certain card industry participants.  The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could impact the Bank in the future.

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

In December 2014, the FDIC issued new guidance classifying prepaid deposits and other deposits obtained in cooperation with third parties as brokered deposits, resulting in the vast majority of the Bank’s deposits being classified as brokered.  We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely effect the financial condition and operations of the Bank and the Company and could effectively restrict the ability of the Bank to operate its business lines as presently conducted.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $2.52 billion at December 31, 2015.  We provide oversight over our affinity groups which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2015 to any one customer or related group of customers was $46.7 million for unsecured loans and $77.8 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We may be affected by government regulation including those mandating capital levels and those specifying limitations resulting from Community Reinvestment Act limitations.

We are subject to extensive federal and state banking regulation and supervision, which has increased in the past several years as a result of stresses the financial system has undergone for an extended period of years.  The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance funds and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, product offerings, capital structure, investment practices, dividend policy and growth.  A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations.  Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed.  Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices (see "Business--Regulation Under Banking Law" and “Risk Factors- The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve Bank, have imposed certain restrictions and requirements upon us and the Bank”) could result in regulatory sanctions and possibly third-party liabilities.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

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

The Bank was examined for CRA compliance in 2015 and received a “needs to improve” rating for the 2015 examination which covered the period from 2012 through June 2, 2015. As a result of the downgraded rating, certain business restrictions are in place, including FDIC limits on change in control, new branches, branch relocation, main office relocation, and mergers (regular, interim or corporate reorganizations).  The Federal Reserve Bank restrictions include limitations on holding company commencement of direct or indirect new financial activity and holding company change in control.  The Federal Housing Finance Agency has also imposed restrictions on receiving long-term advances and participating in their Affordable Housing Program and Community Investment Cash Advances Program.

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

 The Dodd-Frank Act’s “Durbin Amendment,” which applies to all banks, required the Federal Reserve to adopt a rule establishing debit card interchange fee standards and limits and prohibiting network exclusivity and routing requirements. The Dodd-Frank Act exempts from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion.  Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if it is amended or we, together with our subsidiaries, surpass $10 billion in assets.

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

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties from which we acquire deposit accounts and with which we offer products and services.  Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. See “Risk Factors- The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased noninterest expense.

We are named as a defendant in a class action securities lawsuit, the adverse resolution of which could have a material adverse effect on our financial condition and results of operations.

We were named as a defendant in a class action securities lawsuit filed in July 2014 in the United States District Court for the District of Delaware.  See Part I, Item 3, “Legal Proceedings.” An adverse resolution of this matter could result in substantial damages, which could reduce our earnings or cause us to record a loss, and reduce our capital.

The Bank may be subject to civil money penalties in connection with examination findings.

Like all regulated banking institutions, we are at risk of the imposition of civil money penalties by our regulators, based on, among other things, apparent violations of law, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator.  The FDIC has informed us that certain actions of third parties through which we issue prepaid cards are being scrutinized by the FDIC.  The FDIC has further informed us that it may take the position that certain operational aspects related to these card programs may implicate non-compliance with unfair or deceptive acts or practices laws or other regulations.  While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not recoverable from third parties.

The appraised fair value of the assets from our discontinued commercial loan operations may be more than the amounts received upon sale or other disposition.

Independent third party experts have provided fair value analyses of the discontinued commercial loan portfolio and the investment in unconsolidated entity which reflects the financing of the sale of a portion of the discontinued assets. The valuations are estimates, and could vary significantly based on current circumstances or changes in methodology or assumptions, and actual sales prices could be significantly less than the estimates, which could materially affect results of operations in future quarters.

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

Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings.  On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments based upon regulatory examination classification with increased rates for brokered deposits.  The final rule became effective on April 1, 2011.  If the Bank’s rating is changed, insurance premiums will increase which will adversely affect our earnings.  In the fourth quarter of 2014, the Bank’s FDIC premium was increased to 24 basis points as a result of new guidance by the FDIC which reclassified the vast majority of the Bank’s deposits as brokered.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

As previously reported, our management had identified material weaknesses in our internal and disclosure controls over financial reporting that affected our financial statements for the fiscal years ended December 31, 2012, 2013 and 2014 and prior periods. These weaknesses related to the timing of the recognition of loan losses and the recognition of other loan losses and resulted in a restatement of our financial statements for such periods. We believe these weaknesses have been remediated. However, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the 2014 Consent Order amendment, the Bank may not pay dividends without the approval of the FDIC. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.” Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Even if, absent the amendment, the Bank has the capacity to pay dividends, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments.

The staff of the SEC has commented on three of our loan relationships, now included in discontinued operations, requesting detailed information concerning the amount and timing of our recognition of impairment losses originally reported in the first quarter of 2014, with respect to those relationships.  As a result of these comments, we analyzed the relationships and on March 29, 2015 our audit committee, as reported in a Form 8-K filed April 1, 2015, determined that certain of our financial statements could not be relied upon as noted in the “Explanatory Note” which precedes Part I above and that such charges should be restated to prior periods.  Upon resulting analysis of other unrelated loan charges, losses on other loans were also restated to prior periods including previously unreported losses.  The restatements were made in our Form 10-K for 2014. We cannot assure you that the staff of the SEC will not have further comments related to the foregoing.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Rd. Wilmington, Delaware.  We maintain loan production offices in Philadelphia, Pennsylvania, New York, New York, King of Prussia, Pennsylvania, and Chicago Illinois, leasing offices in Crofton, Maryland, Orlando, Florida and Kent, Washington, prepaid card offices in Sioux Falls, South Dakota and Minneapolis, Minnesota, BSA/AML offices in Tampa, Florida and our European prepaid card offices in Lozenetaz, Sofia, Bulgaria and Ocean Village, Gibraltar.  We also lease space in San Francisco, California for a sales office for our payments businesses. Locations and certain additional information regarding our offices and other material properties at December 31, 2015 are listed below.

Location	Expiration	Square Feet	Monthly Rent
United States
Chicago, Illinois	2020	6,864	$ 10,894
Crofton, Maryland	2018	3,243	5,160
King of Prussia, Pennsylvania	2017	2,728	4,575
Kent, Washington	2016	4,500	5,000
Minneapolis, Minnesota	2017	3,181	2,671
New York, New York	2025	7,815	44,936
Orlando, Florida	2016	12,400	11,200
Philadelphia, Pennsylvania	2024	14,839	11,537
Sioux Falls, South Dakota	2022	38,611	54,674
San Francisco, California	2020	2,622	16,825
Tampa, Florida	2020	10,303	17,292
Wilmington, Delaware	2025	62,136	125,005

Europe(1)
Lozenetaz, Sofia Bulgaria	2016	4,413	5,200
Ocean Village, Gibraltar	2022	4,585	15,000

(1) Office space in Europe is expressed in square feet and U.S. dollars.

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

For a discussion of a consent order issued by the FDIC, captioned In the Matter of  the Bancorp Bank, Wilmington, Delaware, effective June 5, 2014, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions” and “Risk Factors- Risks relating to Our Business, The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In re The Bancorp Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.   The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.   The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016.  This litigation is in its preliminary stages. We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to continue to defend vigorously.

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

Quarter Ended	Price Range
	High	Low
2015
March 31, 2015	$ 11.01	$ 8.33
June 30, 2015	$ 10.62	$ 8.80
September 30, 2015	$ 9.64	$ 7.06
December 31, 2015	$ 8.20	$ 6.05

2014
March 31, 2014	$ 20.14	$ 17.66
June 30, 2014	$ 19.69	$ 11.60
September 30, 2014	$ 11.94	$ 8.75
December 31, 2014	$ 10.96	$ 8.29

As of March 8, 2016, there were 37,879,428 shares of common stock outstanding held of record by 67 persons.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future. Our payment of dividends is subject to restrictions discussed in Item 1, “Business—

Regulation under Banking Law,”  and to a supervisory letter issued by the Federal Reserve discussed in Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”  Moreover, irrespective of such restrictions, it is our intent to retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant.  We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Share Repurchase Plan

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  We have repurchased 100,000 shares of a total maximum number of 750,000 shares authorized by the Board of Directors.  Unless modified or revoked by the Board, this authorization does not expire; however, under the supervisory letter (as long as it remains unchanged), we may not repurchase common stock without the prior approval of the Federal Reserve.  See Item 1A “Risk Factors- Risks relating to Our Business, The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.

 There were no shares repurchased in 2015 or 2014.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	476,124	$9.71	291,876
2003 Omnibus plan	-
2005 Omnibus plan	506,500	$7.91	335,125
Stock option and equity plan of 2011	1,162,921	$8.48	72,534
Stock option and equity plan of 2013	-	N/A	2,200,000
Total	2,145,545	$8.58	2,899,535

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

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
The Bancorp, Inc.	100.00	71.09	107.87	176.11	107.08	62.64
NASDAQ Bank Stock Index	100.00	87.58	101.40	140.85	144.85	154.45
NASDAQ Composite Stock Index	100.00	98.20	113.82	157.44	178.53	188.75

The following graph reflects stock performance since 2010, compared to the KBW bank index,  which is an industry recognized peer group of regional and money center banks.

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
The Bancorp, Inc.	100.00	71.09	107.87	176.11	107.08	62.64
KBW Bank Index	100.00	75.43	98.22	132.66	142.23	139.97

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.   We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.   Our historical financial information for the three years ended December 31, 2013 has been adjusted to reflect the discontinuance of our commercial lending operations.  As a result, our results of operations for the three years ended December 31, 2013 may not be comparable to the results of our operations reported for the prior periods.  In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held for sale during these periods.  These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2015	2014	2013	2012	2011

Income Statement Data:	(in thousands, except per share data)
Interest income	$ 83,530	$ 70,720	$ 51,150	$ 39,479	$ 31,087
Interest expense	13,599	11,295	10,768	11,411	12,036
Net interest income	69,931	59,425	40,382	28,068	19,051
Provision for loan and lease losses	2,100	1,202	355	6,642	1,638
Net interest income after provision for loan
and lease losses	67,831	58,223	40,027	21,426	17,413
Non-interest income	133,067	85,049	82,073	49,501	30,424
Non-interest expense	194,088	135,980	101,817	80,188	69,080
Income (loss) before income tax benefit	6,810	7,292	20,283	(9,261)	(21,243)
Income tax provision (benefit)	1,450	(14,523)	6,767	(3,492)	(7,878)
Net income (loss) from continuing operations	5,360	21,815	13,516	(5,769)	(13,365)
Net income (loss) discontinued operations net of tax	8,072	35,294	(27,938)	(37,384)	18,183
Net income (loss) available to common shareholders	$ 13,432	$ 57,109	$ (14,422)	$ (43,153)	$ 4,818

Net income (loss) per share from continuing operations - basic	$ 0.14	$ 0.58	$ 0.36	$ (0.17)	$ (0.42)
Net income (loss) per share from discontinued operations - basic	$ 0.21	$ 0.94	$ (0.75)	$ (1.13)	$ 0.57
Net income (loss) per share - basic	$ 0.35	$ 1.52	$ (0.39)	$ (1.30)	$ 0.15

Net income (loss) per share from continuing operations - diluted	$ 0.14	$ 0.57	$ 0.35	$ (0.17)	$ (0.42)
Net income (loss) per share from discontinued operations - diluted	$ 0.21	$ 0.92	$ (0.75)	$ (1.13)	$ 0.57
Net income (loss) per share - diluted	$ 0.35	$ 1.49	$ (0.40)	$ (1.30)	$ 0.15

Balance Sheet Data:
Total assets	$ 4,765,823	$ 4,986,317	$ 4,593,588	$ 3,626,714	$ 2,997,513
Total loans, net of unearned costs	1,078,077	874,593	636,001	535,141	365,395
Allowance for loan and lease losses	4,400	3,638	3,881	3,984	1,707
Total cash and cash equivalents	1,155,162	1,114,235	1,235,949	966,588	748,068

Deposits	4,414,757	4,621,784	4,272,989	3,313,221	2,682,551
Shareholders' equity	320,001	319,023	247,127	263,733	258,311

Selected Ratios:
Return on average assets	0.29%	1.28%	nm	nm	0.17%
Return on average common equity	4.20%	20.17%	nm	nm	2.15%
Net interest margin	2.37%	2.60%	2.44%	2.58%	2.96%
Book value per common share	$ 8.47	$ 8.46	$ 6.57	$ 7.10	$ 7.80

Selected Capital and Asset Quality Ratios:
Equity/assets	6.71%	6.40%	5.38%	7.27%	8.62%
Tier I capital to average assets	7.17%	7.07%	6.09%	8.89%	8.26%
Tier 1 or common equity capital to total risk-weighted assets	14.67%	11.54%	10.55%	14.57%	13.91%
Total capital to total risk-weighted assets	14.88%	11.67%	11.87%	15.82%	15.16%
Allowance for loan and lease losses to total loans	0.41%	0.42%	0.61%	0.74%	0.47%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2015, we recorded net income of $13.4 million reflecting increased interest income from loan growth in our continuing lending lines of business, the sale of the vast majority of our health savings business, and the sale of our tax exempt securities portfolio.  Significant regulatory lookback expenses were incurred in 2015, which we believe will conclude by the second quarter of 2016.  In 2014, we discontinued our Philadelphia commercial lending operations as discussed in “Financial Statement Restatement; Regulatory Actions,” below, following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business and investment securities.  We currently focus our lending activities upon four specialty lending segments: SBLOC loans, SBA loans, automobile fleet and other equipment leasing, and the origination of loans for sale into CMBS and CLO capital markets.  We are working with our regulators to satisfy BSA and other compliance requirements and believe we are progressing. Our BSA and compliance efforts included the use of BSA consultants in 2014 and 2015 which resulted in our incurring significant costs: $41.4 million in 2015 and $8.8 million in 2014. Increases in salary expense for 2015 reflected the addition of new positions to enhance BSA and compliance infrastructure.  From year end 2014 to year end 2015, SBLOC loans, SBA loans and leasing grew 37%, 45% and 19%, respectively.  Loans originated for sale into CMBS and CLO capital markets over that period grew 113.5% prior to their expected sale.  As a result of this loan growth and our continuing low cost of deposits, net interest income grew 17.7% in 2015. The primary driver of non- interest income, prepaid fees, decreased in 2015 reflecting the exit of a large relationship. An expected increase in 2016 reflects growth in existing clients and the addition of new clients.  Non-interest income also reflected a $33.5 million gain on sale of the majority of our health savings business, the exit of which we believe will be accretive to earnings in the latter part of 2016.  In fourth quarter 2015, we sold substantially all of our tax exempt municipal bond portfolio for tax planning purposes which resulted in a gain of $14.4 million.  The above factors were reflected in our $5.4 million net income from continuing operations for 2015.  Net income from discontinued operations for 2015 was $8.1 million, resulting in total net income of $13.4 million.  At December 31, 2015 our net discontinued loan portfolio amounted to $568.7 million consisting primarily of loans secured by commercial real estate.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines and investment securities.  We have and may in the future, exit less profitable relationships to manage cash balances which may distort our asset levels and our leverage capital ratio.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with generally accepted accounting principles in the United States and to general practices within the financial services industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates. We believe that the determination of our allowance for loan and lease losses and our determination of the fair value of financial instruments involve a higher degree of judgment and complexity than our other significant accounting policies.

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

Financial Statement Restatement: Regulatory Actions

We have adjusted our financial statement presentation for items related to discontinued operations. Separately, we have restated our financial statements for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been filed prior to our filing of our Annual Report on Form 10-K for the year ended December 31, 2014 in September 2015.  The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized.  The majority of these loan charges were originally recognized in 2014, primarily in the third quarter, when commercial lending operations were discontinued.  An additional $28.5 million of discontinued operations losses that were not previously reported were included within these periods.  Also, $12.7 million of losses incurred in 2015 related to loans that were resolved before the issuance date of our financial statements, were reflected in our 2014 financial statements.  Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations.

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

To date, the Bank has implemented multiple upgrades that address the requirements of the 2014 Consent Order, such as appointing a qualified BSA/OFAC officer, increasing oversight and staffing of the BSA compliance function, improving practices and procedures to monitor and report transactions, and increasing training, as well as adopting an independent testing program to ensure adherence to more effective BSA standards.  Although these measures have increased and will continue to add to non-interest expense, including significant additional consulting fees through the first half of 2016, we expect that the growth in our continuing lines of business should, over time, offset these expenses.  See “Non- Interest Expense”.

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.  The primary consultant for the lookback performed services resulting in substantially all of the $41.4 million in related expense in 2015.  We cannot now estimate expenses for remaining lookback services; however, we expect that the lookback will be completed in the second quarter of 2016.

On August 27, 2015, the Bank entered into an Amendment to Consent Order, or 2014 Consent Order Amendment, with the FDIC, amending the 2014 Consent Order.  The Bank took this action without admitting or denying any additional charges of unsafe or unsound banking practices or violations of law or regulation relating to continued weaknesses in the Bank’s BSA compliance program.  The 2014 Consent Order Amendment provides that the Bank may not declare or pay any dividend without the prior written consent of the FDIC and for certain assurances regarding management.

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock, make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due December 15, 2015.  Future payments are subject to future approval by the Federal Reserve.

On December 23, 2015 the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amends and restates in its entirety the terms of the 2012 Consent Order.

The 2015 Consent Order was based on FDIC allegations regarding electronic fund transfer ("EFT") error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products ("Third Parties"). The specific operational practices of the third parties identified by the FDIC were the following: Practices related to the termination of a third-party rewards program tied to deposit accounts, including the timing of the notice of termination, and the disclosure of the effects of such termination on the consumer’s ability to obtain unredeemed rewards; practices performed by third parties related to the time frames within which we must respond to a consumer’s notice of error related to electronic transactions related to various types of deposit accounts; and, practices related to the timing and frequency of disclosed account fees and the manner by which the accountholder is notified of these fees in periodic statements which are generated by third parties.  The 2015 Consent Order continues the Bank's obligations originally set forth in the 2012 Consent Order, including its obligations to increase board oversight of the Bank's compliance management system ("CMS"), improve the Bank's CMS, enhance its internal audit program, increase its management and oversight of Third Parties, and correct any apparent violations of law.

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’ Board to establish a Complaint and Error Claim Oversight and Review Committee (“Complaint and Error Claim Committee”) to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices; and implement a corrective action plan regarding those prepaid cardholders who asserted or attempted to assert EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.  The Bank has begun to implement a corrective action plan accordingly.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.  The 2015 Consent Order further requires that if, through the corrective action plan, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither the Company nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, the Company believes that restitution is reimbursable to the Bank.

In December, 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties.  The reclassification resulted in a 10 basis point increase in our assessment rate which is reflected in the increased FDIC insurance expense in 2015 compared to the prior year.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.  The Bank’s deposits do not exhibit the volatility normally associated with brokered deposits obtained through deposit brokers and are considered to be stable and low cost.

Results of Operations

Overview: Net interest income continued its upward trend in 2015 and 2014 as a result of higher loan balances, notwithstanding historically low market interest rates resulting from continuing Federal Reserve actions to maintain low rates for extended periods.  As a result of continued low rates, loan yields declined while investment security yields remained flat.  Deposit rates remained at low levels, minimally in excess of 0%.  Net interest income grew primarily because of loan growth in targeted specialty lending segments, including SBLOC, SBA, leasing, and loans generated for sale in secondary markets. Non-interest income increased in 2015 reflecting a $33.5 million gain on the sale of our health savings business.  We believe that this disposition will be accretive after cost savings are fully realized later in 2016.  We also sold the majority of our tax-exempt municipal bond portfolio at a $14.4 million gain. A portion of the sales proceeds are being reinvested in taxable securities at slightly higher yields.  Additional personnel for BSA and other regulatory compliance, especially for prepaid cards, and additional staffing expense for the CMBS division were, with other infrastructure costs, reflected in higher non-interest expense.  In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its national specialty lending lines of business. Approximately $568.7 million of net loan balances remained from this discontinued line of business at December 31, 2015.  Related loan reviews and market valuations are made by  independent third parties.  Efforts to sell these loans continue and if not sold, the loans would be retained.  We also retain the financing receivable of $178.5 million from the 2014 sale of loans in a securitization to an independent investor.  This investor contributed $16.0 million of equity to the securitization.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  At December 31, 2015, our continuing specialty lending total loans amounted to $1.08 billion, an increase of $203.5 million over the $874.6 balance at December 31, 2014.  Our investment securities available for sale decreased $423.5 million to $1.07 billion from $1.49 billion between those respective dates. We reduced our investment securities balances and funded higher yielding loans and loans held for sale.  We have and are in the process of exiting non-strategic deposit relationships which do not provide the opportunity to generate other income. These exits are planned to reduce excess balances at the Federal Reserve Bank.  While such balances are not at risk at that government institution, they distort leverage capital ratios.

Net Income: 2015 compared to 2014.  Income from continuing operations before income taxes was $6.8 million in 2015 compared to $7.3 million in 2014 reflecting increased net interest and non-interest income mostly offset by non-interest expense.  While in 2015 there was a $34.0 million increase in non-interest income (excluding securities gains and other-than-temporary impairment, or OTTI, charges) and a $10.5 million increase in net interest income, these increases were more than offset by an $898,000 increase in the provision for loan and lease losses, a $32.6 million increase in BSA related consulting expenses and a $25.5 million increase in other non-interest expense.  Of that $25.5 million increase, $7.9 million resulted from higher salary and employee benefits expense primarily as a result of staff additions, with the balance of the increase resulting from other expenses principally including higher FDIC insurance, software expense, legal expense, data processing expense and a $3.0 million civil money penalty in connection with the 2015 Consent Order.  Staff additions were made to our BSA and regulatory compliance functions due to increased regulatory requirements and to our SBA, leasing, SBLOC and CMBS loan origination and sales departments to accommodate their growth.  Data processing and software expense categories increased $3.5 million as a result of an increased number of accounts and transaction volume and for prepaid card and other software to improve efficiency and scalability.  FDIC insurance expense increased $4.5 million, reflecting a $293,000 assessment due to the prior period financial restatements and the reclassification of the majority of the Bank’s deposits as brokered, with reductions in future assessment rates dependent on future FDIC evaluations of the Bank.  Depreciation, rent and other occupancy costs increased $1.2 million reflecting additional main office operations space, BSA staff space and additional office space for the our CMBS loan origination and sales department.  The $34.0 million increase in non-interest income (excluding securities gains and OTTI charges) reflected: a $33.5 million gain on sale of the majority of our health savings portfolio, a $3.8 million decrease in prepaid card fees which reflected the exit of a large relationship in 2014; and a $2.5 million decrease in gain on sale of loans reflecting lower market spreads.  Other income increases included a $2.7 million gain on warrants related to one of our customer’s equity offerings.  Higher net interest income resulted primarily from higher loan balances.  Reflecting the impact of tax exempt municipal bond income, income tax expense for 2015 was $1.5 million, significantly below the 34% statutory rate.  Reflecting a tax benefit resulting from the reversal of valuation allowances, income tax benefit for continuing operations was $14.5 million in 2014.  Reflecting these changes, net income from continuing operations amounted to $5.4 million in 2015, compared to $21.8 million in 2014 or a continuing operations income per diluted share of $.14 compared to continuing operations income per diluted share of $.57 in 2014.  Net income from discontinued operations was $8.1 million for 2015 compared to net income from discontinued operations of $35.3 million for 2014.  Including discontinued operations, diluted income per share was $.35 for 2015 compared to diluted income per share of $1.49 for 2014 on net income of $13.4 million and $57.1 million, respectively.

Net Income: 2014 compared to 2013.  Income from continuing operations before income taxes was $7.3 million in 2014 compared to $20.3 million in 2013. While in 2014 there was a $4.4 million increase in non-interest income (excluding securities gains and OTTI charges), and a $19.0 million increase in net interest income, these increases were more than offset by an $847,000 increase in the provision for loan and lease losses, $8.8 million of BSA related consulting expenses and a $25.4 million increase in other non-interest expense.  Of that $25.4 million increase, $8.3 million resulted from higher salary and employee benefits expense primarily as a result of staff additions, with the balance of the increase resulting from other expenses including higher FDIC insurance and data processing expense.  The staff additions were made to our BSA and regulatory compliance functions due to increased regulatory requirements including the Consent Orders and for prepaid card and commercial loan sales departments to accommodate their growth.  Data processing and software expense categories increased $3.7 million as a result of an increased number of accounts and transaction volume and for prepaid card and other software to improve efficiency and scalability.  FDIC insurance expense increased $3.1 million, reflecting deposit growth and the reclassification of the majority of the Bank’s deposits as brokered.  Depreciation, rent and other occupancy costs increased $1.7 million reflecting additional main office operations and compliance space and new Florida office space for BSA staff.  The $4.4 million increase in non-interest income (excluding securities gains and OTTI charges) reflected: a $5.9 million increase in prepaid card fees which reflected higher volumes of transactions and accounts; a $4.7 million decrease in gain on sale of loans resulting from lower spreads; a $1.4 million increase in both service fees on deposits and card payment income and increases in other non-interest income categories.  Higher net interest income resulted primarily from higher securities and loan balances.  Reflecting a tax benefit resulting from the reversal of valuation allowances, income tax benefit for continuing operations increased to $14.5 million in 2014 compared to expense of $6.8 million in 2014.  Reflecting the tax benefit, net income from continuing operations amounted to $21.8 million in 2014, compared to $13.5 million in 2013 or a continuing operations income per diluted share of $.57 compared to continuing operations income per diluted share of $.35 in 2013.  Net income from discontinued operations was $35.3 million for 2014 compared to net loss of  $27.9 million for 2013. Net income in 2014 reflected the reversal of loan charges restated back to prior periods including 2013, which resulted in a loss in that year.  Including discontinued operations, diluted income per share was $1.49 for 2014 compared to diluted loss per share of  $0.40 for 2013  on net income of $57.1 million and net loss of $14.4 million, respectively.

Net Interest Income: 2015 compared to 2014. Our net interest income for 2015 increased to $69.9 million, an increase of $10.5 million or 17.7%, from $59.4 million for 2014, reflecting a $12.8 million or 18.1% increase in interest income to $83.5 million from $70.7 million for 2014.  The increase in net interest income resulted primarily from higher loan balances.  Our average loans and leases increased 37.9% to $1.27 billion in 2015 from $921.1 million for 2014, while related interest income increased $13.7 million on a tax equivalent basis.  Our average investment securities decreased 4.4% to $1.44 billion for 2015 from $1.51 billion for 2014, while related interest income decreased $1.6 million on a tax equivalent basis.  We decreased our investment portfolio to reinvest in higher yielding SBA, leasing and SBLOC loans. Interest expense increased by $2.3 million in 2015 compared to 2014, reflecting higher average deposit balances and a 4 basis point increase in rates.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2015 decreased 23 basis points to 2.37% from 2.60% for 2014. The decrease reflected higher balances maintained at the Federal Reserve Bank.  Deposits invested at the Federal Reserve bore interest at only 50 basis points beginning in fourth quarter 2015 and 25 basis points previously.  The decrease also reflected lower balances of discontinued assets (primarily loans) held for sale and lower loan yields.  For 2015, the average yield on our interest-earning assets increased to 2.44% from 2.42% for 2014, an increase of 2 basis points. The cost of total deposits increased to 0.30% for 2015 from 0.26% for 2014, an increase of 4 basis points.   The cost of total deposits and interest bearing liabilities increased to 0.31% in 2015 compared to 0.27% in 2014, an increase of 4 basis points.  In 2015, average demand and interest checking deposits amounted to $3.98 billion, compared to $3.75 billion in 2014, an increase of 6.1%.    The increase primarily reflected increased balances in institutional banking and card payment processing deposits.  In 2015, average total deposits increased 5.7% to $4.36 billion, compared to $4.12 billion in 2014. Average savings and money market balances were lower in 2015 reflecting our strategy of exiting higher cost deposits.  In 2016, we plan to continue to exit non-strategic deposit relationships which do not present the opportunity to generate other income.

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

Our net interest margin for 2014 increased 16 basis points to 2.60% from 2.44% for 2013. The increase in net interest margin resulted primarily from deploying balances at the Federal Reserve into higher yielding loans and investments.  Deposits invested at the Federal Reserve bore interest at only 25 basis points through December 2015.  For 2014, the average yield on our interest-earning assets increased to 2.42% from 2.03% for 2013, an increase of 39 basis points.  The cost of total deposits decreased to 0.26% for 2014 from 0.27% for 2013, a decrease of 1 basis point.  The cost of total deposits and interest bearing liabilities decreased to 0.27% in 2014 compared to 0.29% in 2013, a decrease of 2 basis points.  In 2014, average demand and interest checking deposits amounted to $3.75 billion, compared to $3.19 billion in 2013, an increase of 17.6%. The increase primarily reflected increased balances in prepaid card and card payment processing deposits.  In 2014, average total deposits increased 11.3% to $4.12 billion, compared to $3.70 billion in 2013.  Average savings and money market balances were lower in 2014 reflecting the exit of higher cost deposits.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2015			2014
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 1,245,189	$ 48,733	3.91%	$ 903,681	$ 35,849	3.97%
Leases - bank qualified*	25,126	1,734	6.90%	17,400	938	5.39%
Investment securities-taxable	989,705	19,918	2.01%	1,031,584	20,662	2.00%
Investment securities-nontaxable*	452,526	16,646	3.68%	477,384	17,454	3.66%
Interest earning deposits at Federal Reserve Bank	935,093	2,354	0.25%	720,240	1,792	0.25%
Federal funds sold and securities sold under agreements to resell	40,402	578	1.43%	33,814	462	1.37%
Net interest earning assets	3,688,041	89,963	2.44%	3,184,103	77,157	2.42%

Allowance for loan and lease losses	(4,111)			(3,521)
Assets held for sale from discontinued operations	715,116	28,925	4.04%	1,162,319	49,891	4.29%
Other assets	311,978			109,888
	$ 4,711,024			$ 4,452,789

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,975,475	$ 10,982	0.28%	$ 3,746,958	$ 9,097	0.24%
Savings and money market	337,168	1,867	0.55%	366,160	1,574	0.43%
Time	44,789	275	0.61%	7,974	96	1.20%
Total deposits	4,357,432	13,124	0.30%	4,121,092	10,767	0.26%

Short-term borrowings	4,575	12	0.26%	5	-	0.00%
Repurchase agreements	5,224	15	0.29%	17,496	50	0.29%
Subordinated debt	13,401	448	3.34%	13,401	478	3.57%
Total deposits and interest bearing liabilities	4,380,632	13,599	0.31%	4,151,994	11,295	0.27%

Other liabilities	10,403			17,721
Total liabilities	4,391,035			4,169,715

Shareholders' equity	319,989			283,074
	$ 4,711,024			$ 4,452,789

Net interest income on tax equivalent basis *		$ 105,289			$ 115,753

Tax equivalent adjustment		6,433			6,437

Net interest income		$ 98,856			$ 109,316

Net interest margin *			2.37%			2.60%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2013
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 626,158	$ 27,048	4.32%
Leases - bank qualified*	16,209	910	5.61%
Investment securities-taxable	811,440	15,999	1.97%
Investment securities-nontaxable*	246,490	7,320	2.97%
Interest earning deposits at Federal Reserve Bank	931,468	2,328	0.25%
Federal funds sold and securities sold under agreements to resell	34,589	425	1.23%
Net interest earning assets	2,666,354	54,030	2.03%

Allowance for loan and lease losses	(2,320)
Assets held for sale from discontinued operations	1,271,576	55,400	4.36%
Other assets	80,415
	$ 4,016,025

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,185,919	$ 7,851	0.25%
Savings and money market	500,113	2,133	0.43%
Time	17,443	182	1.04%
Total deposits	3,703,475	10,166	0.27%

Repurchase agreements	18,442	54	0.29%
Subordinated debt	13,401	548	4.09%
Total deposits and interest bearing liabilities	3,735,318	10,768	0.29%

Other liabilities	25,277
Total liabilities	3,760,595

Shareholders' equity	255,430
	$ 4,016,025

Net interest income on tax equivalent basis *		$ 98,662

Tax equivalent adjustment		2,880

Net interest income		$ 95,782

Net interest margin *			2.44%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2015, average interest-earning assets increased to $3.69 billion, an increase of $503.9 million, or 15.8%, from 2014. The increase reflected increased average balances of loans and leases of $349.2 million, or a 37.9% and decreased average balances of investment securities of $66.7 million, or a 4.4%.  Average demand and interest checking deposits increased $228.5 million, or a 6.1% increase as the institutional banking and card payment processing deposits grew as a result of clients added through marketing efforts.  Average savings and money market deposits decreased $29.0 million, or 7.9%, reflecting the exit of certain higher cost deposit relationships.

Volume and Rate Analysis.   The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2013 through 2015 on a tax equivalent basis.   The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2015 versus 2014			2014 versus 2013
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 13,359	$ (475)	$ 12,884	$ 10,788	$ (1,987)	$ 8,801
Bank qualified tax free leases net of
unearned discount	488	308	796	61	(33)	28
Investment securities-taxable	(843)	99	(744)	4,406	257	4,663
Investment securities-nontaxable	(915)	107	(808)	8,128	2,006	10,134
Interest earning deposits	541	21	562	(526)	(10)	(536)
Federal funds sold	93	23	116	(9)	46	37
Assets held for sale from discontinued operations	(18,233)	(2,733)	(20,966)	(4,700)	(809)	(5,509)
Total interest earning assets	(5,510)	(2,650)	(8,160)	18,148	(530)	17,618
Interest expense:
Demand and interest checking	$ 555	$ 1,330	$ 1,885	$ 1,383	$ (137)	$ 1,246
Savings and money market	(111)	404	293	(576)	17	(559)
Time	200	(21)	179	(120)	34	(86)
Total deposit interest expense	644	1,713	2,357	687	(86)	601
Short-term borrowings	-	12	12	-	-	-
Subordinated debt	-	(30)	(30)	-	(70)	(70)
Other borrowed funds	(35)	-	(35)	(3)	(1)	(4)
Total interest expense	609	1,695	2,304	684	(157)	527
Net interest income:	$ (6,119)	$ (4,345)	$ (10,464)	$ 17,464	$ (373)	$ 17,091
Provision for Loan and Lease Losses.   Our provision for loan and lease losses was $2.1 million for 2015, $1.2 million for 2014 and $355,000 for 2013.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs which totaled $1.4 million, $1.5 million and $520,000, in 2015, 2014 and 2013, respectively and growth in the loan portfolio.  At December 31, 2015, our allowance for loan and lease losses amounted to $4.4 million or 0.41% of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition—Allowance for Loan and Lease Losses” and “Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income.  Non-interest income was $133.1 million for 2015, compared to $85.0 million for 2014 and $82.1 million for 2013.  The $48.0 million, or 56.5%, increase in non-interest income in 2015 compared to 2014 reflected a $33.5 million gain on sale of the majority of our health savings business in 2015.  It also reflected $14.4 million of securities gains resulting from the sale of substantially the entire tax-exempt municipal bond portfolio in the fourth quarter of 2015.  The sales were made to accelerate the Bank’s utilization of deferred tax assets and a portion of the proceeds are being invested in taxable securities with slightly higher yields.  Prepaid card fees decreased 7.4%, to $47.5 million from $51.3 million in 2014 which reflected the exit of a large relationship in 2014 as described in our Current Report on Form 8-K filed April 15, 2014.  Commercial loan sales income decreased $2.5 million to $10.1 million reflecting lower market spreads.  In 2015, service fees on deposit accounts increased $1.1 million, or 17.8%, reflecting increased service charges on healthcare and retirement accounts, and card payment processing fees increased $329,000, or 6.1% as a result of higher volumes of card payment processing and clearing house payments and ACH transactions. Change in value of investment in unconsolidated entity increased  $1.7 million reflecting interest received and valuation changes. The investment in unconsolidated entity resulted from our partial financing of the securitization that purchased a portion of our discontinued loans.    Other non-interest income increased $3.5 million to $5.3 million from $1.9 million in 2014.  The increase reflected a $2.7 million gain on warrants related to one of our customer’s equity offerings.  A $3.0 million, or 3.6%, increase in non-interest income in 2014 compared to 2013 principally reflected the $5.9 million impact of net increases in transaction volumes and accounts on prepaid card fees.  Prepaid card fees increased 13.1%, to $51.3 million from $45.3 million in 2013. Also service fees on deposit accounts increased $1.4 million, or 27.4%, reflecting increased service charges on retirement accounts, and card payment processing fees increased $1.4 million, or 33.5% as a result of higher volumes of card payment processing and clearing house payments and ACH transactions. These increases were partially offset by a decrease in commercial loan sales income of $4.7 million to $12.5 million.    While the volume of loans sold increased significantly, spreads narrowed, resulting in the decrease.

Non-Interest Expense.  Total non-interest expense in 2015 was $194.1 million, an increase of $58.1 million or 42.7% over the $136.0 million in 2014.  The increase reflected an increase of $32.6 million in BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  Salaries and employee benefits amounted to $68.4 million in 2015, an increase of $7.9 million or 13.0% over the $60.5 million in 2014.  The increase reflected staff additions and related expense for BSA and regulatory compliance and to our SBA, SBLOC, leasing and CMBS loan origination and sales departments to accommodate their growth.  Depreciation and amortization increased $224,000 to $4.7 million, or 5.0%, from $4.5 million in 2014, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent and occupancy increased $965,000 to $5.7 million, or 20.6%, from  $4.7 million in 2014, which reflected additional main office operations space, BSA staff space and additional office space for our CMBS loan origination and sales department.  Data processing expense increased to $14.4 million, an increase of approximately $1.2 million or 8.7% from $13.2 million in 2014,  reflecting increased account and transaction volume.  Printing and supplies increased $422,000 or 18.9% to $2.7 million from $2.2 million in 2014.  Audit expense increased $576,000 or 40.4% to $2.0 million from $1.4 million in 2014. The higher expense in 2015 reflected increased BSA audit expense for European operations.   Legal expense increased $1.7 million, or 82.1%, to $3.8 million from $2.1 million in 2014. The increase in legal expense reflected higher fees related to regulatory matters.  FDIC insurance increased $4.5 million or 66.3% to $11.3 million from $6.8 million for 2014.  The increase resulted primarily from a higher assessment rate and increased average deposits.  In 2015, we also had an additional assessment of approximately $293,000 due to the prior period financial restatements.  In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most of its other deposits as brokered, which resulted in a 10 basis point increase in the assessment rate. Software expense increased $2.3 million or 47.1% to $7.2 million from $4.9 million in 2014.  The increase included prepaid card and other software to improve efficiency and scalability and the write-off of capitalized software projects related to the health savings business which was sold.  Insurance expense increased $223,000 or 13.1% to $1.9 million from $1.7 million in 2014.  The increase reflected the impact of increased premiums for several coverages.  Telecom and information technology network communications expense decreased $515,000 or 20.3% to $2.0 million from $2.5 million in 2014 reflecting the timing of the resolution of billing disputes.  Securitization and servicing expense increased $105,000 or 5.7% to $1.9 million from $1.8 million in 2014.  Consulting increased $881,000 or 25.5% to $4.3 million from $3.5 million in 2014.  The increase reflected $586,000 of expense for the independent review of our BSA/AML compliance programs, including consulting related to the internal audit of those programs.  Other non-interest expense increased $5.0 million or 31.3% to $21.1 million from $16.0 million in 2014.  The $5.0 million increase primarily reflected increases as follows: $3.0 million for a civil money penalty in connection with the amendment to the 2014 Consent Order, $543,000 in travel, $543,000 in prepaid card losses, $307,000 in directors fees, $306,000 in customer identification or verification expense, $238,000 in operating taxes, $212,000 in postage and $124,000 in correspondent bank fees.

Total non-interest expense in 2014 was $136.0 million, an increase of $34.2 million or 33.6% over the $101.8 million in 2013.  The increase reflected $8.8 million of BSA and lookback consulting expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  Salaries and employee benefits amounted to $60.5 million in 2014, an increase of $8.3 million or 15.8% over the $52.2 million in 2013.  The increase reflected staff additions and related expense for BSA compliance, commercial loan sales and infrastructure.  The increase also included $1.2 million of supplemental executive retirement expense reflecting the release of new actuarial assumptions in October, 2014 and the former

Chief Executive Officer’s retirement on December 31, 2014.  The former Chief Executive Officer was the sole executive covered by a retirement plan, although the Company maintains a 401k plan for all employees.  Depreciation and amortization increased $829,000 to $4.5 million, or 22.4%, from $3.7 million in 2013, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent and occupancy increased $836,000 to $4.7 million, or 21.7%, from $3.9 million in 2013, which reflected additional main office operations and compliance space and new Florida office space for BSA staff.  Data processing expense increased to $13.2 million, an increase of approximately $2.3 million or 21.3% from $10.9 million in 2013, reflecting increased account and transaction volume.  Printing and supplies increased $631,000 or 39.5% to $2.2 million from $1.6 million in 2013.  Audit expense decreased $14,000 or 1.0% to $1.4 million from $1.4 million in 2013.  Legal expense increased $54,000, or 2.6%, to $2.1 million from $2.0 million in 2013.  FDIC insurance increased $3.1 million or 84.8% to $6.8 million from $3.7 million for 2013.  The increase resulted primarily from a higher assessment rate and increased average deposits.  In December, 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most of its other deposits as brokered, which resulted in a 10 basis point increase in the fourth quarter assessment, or approximately a $1.0 million increase in FDIC expense for that quarter. Software expense increased $1.4 million or 38.1% to $4.9 million from $3.5 million in 2013.  The increase included software for prepaid cards and for information technology to improve efficiency and scalability.  Insurance expense increased $389,000 or 29.7% to $1.7 million from $1.3 million in 2013.  The increase reflected the impact of additional coverage for prepaid cards.  Telecom and information technology network communications increased $1.0 million or 70.7% to $2.5 million from $1.5 million in 2013 reflecting costs associated with the new Florida location for BSA staff and increased costs for European information technology operations.  Securitization and servicing expense increased $1.1 million or 140.3% to $1.8 million from $767,000 in 2013.  The increase primarily reflected an increased volume of loans sold in 2014 compared to the prior year.  Consulting increased $1.8 million or 103.1% to $3.5 million from $1.7 million in 2013.  The increase reflected increased information technology costs and CMBS consulting fees.  Other non-interest expense increased $3.6 million or 29.3% to $16.0 million from $12.4 million in 2013.  The $3.6 million increase primarily reflected increases as follows: $500,000 for a legal settlement, $400,000 in lodging, $495,000 in prepaid card losses, $185,000 in association fees, and $176,000 in postage, $167,000 in recruitment fees and $135,000 in correspondent bank fees.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $1.5 million for 2015 versus a benefit of $14.5 million for 2014 and $6.8 million of expense for 2013.  The tax benefit in 2014 primarily resulted from the reversal of valuation allowances.  The effective tax rate for 2015 was 21.3% compared to a benefit in 2014 and a 33.3% effective tax rate in 2013.  The effective tax rate in 2015 and 2013 reflected the impact of tax exempt municipal securities income.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve Bank.

Our primary source of funding has been deposits.  While there was a decrease in deposits of $207.0 million in 2015, liquidity within the available for sale securities portfolio and balances at the Federal Reserve Bank exceeded $1 billion at December 31, 2015.  Accordingly, while there was a net outflow of deposits in 2015, significant excess liquidity continued to be invested overnight.  Our deposit growth in  2015 continued to exceed our ability to deploy the funds in prudent loans, resulting in relatively high levels of cash and cash equivalents which we discuss below.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2015.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  However, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times in 2015. We plan to exit additional deposit relationships which do not generate other income. These reductions are planned to reduce excess balances at the Federal Reserve Bank which earn low rates and distort leverage capital ratios.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit. In 2015, the vast majority of our funding was derived from prepaid cards and transaction accounts. While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the FHLB and the Federal Reserve Bank.  As of December 31, 2015, we had a $580.6 million line of credit with the FHLB and as of January 31, 2016, we had  a $136.2 million line with the Federal Reserve Bank.  These lines may be collateralized by specified types of loans or securities.   As of December 31, 2015, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the FHLB and Federal Reserve Bank.   We actively monitor our positions and contingent funding sources on a daily basis.

In 2011, we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2014, we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66.  We did not repurchase any shares in 2015, 2014 and 2013.

As a result of the discontinuance of our commercial loan operations we have received and expect to continue to receive during 2016, additional cash proceeds from the sale or repayment of discontinued loans.  We currently anticipate that these proceeds will be deployed into investment securities.   We have sold loans with an approximate book value of $342.2 million of the approximate $1.1 billion book value of loans in that portfolio as of September 30, 2014, the date of discontinuance of operations. The $342.2 million of loans sold had a face value of approximately $417.1 million.  These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans sold to the securitization, we recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  Approximately $568.7 million of the net loan balances remain from this discontinued line of business consisting primarily of loans secured by commercial real estate.  Related loan reviews and markdowns are made by an independent third party.  Efforts to sell these loans continue and if not sold these loans would be retained.  We also retain the financing receivable of $178.5 million from the 2014 sale of loans to the securitization.

Included in our cash and cash-equivalents at December 31, 2015, were $1.15 billion of interest-earning deposits which primarily consisted of deposits with the Federal Reserve Bank. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns.  As federal funds rates became comparable to the 25 basis point level offered by the Federal Reserve Bank through December 2015, we adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

In 2015, sales and repayments of investment securities exceeded purchases by $403.7 million, creating additional liquidity.  Funding was directed primarily at cash outflows for net loans of $204.8 million in 2015, $240.0 million in 2014 and $134.1 million in 2013 and for purchases of investment securities (net of repayments), of $232.6 million in 2014 and $596.5 million in 2013.  In 2015, repayments of securities exceeded purchases as we funded higher yielding loans.  At December 31, 2015, we had outstanding commitments to fund loans, including unused lines of credit, of $831.5 million.

To manage excess cash balances maintained at the Federal Reserve Bank, the Bank has exited and will likely continue to exit less profitable deposit relationships. High cash balances, notwithstanding that they are invested at the Federal Reserve Bank, distort the leverage capital ratio by increasing the asset base on which that ratio is derived   We have historically down-streamed the majority of the capital funding we have generated from common stock offerings to the Bank. We have historically not paid dividends on our common stock and have no plans to do so in the foreseeable future.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of December 31, 2015, we had approximate cash reserves of  $10.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $135,000 based on a floating rate of 3.25% over the three-month London Interbank Offered Rate or LIBOR.  As a result of a supervisory letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank to us, which, apart from the $10 million of cash on hand, is our principal source of liquidity.  See Item 1, “Business—Regulation under Banking Law,”  and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”. The Federal Reserve approved the payment of the interest due March 15, 2016 on our trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

We expect that the conditions under which the Amendment to the 2014 Consent Order was issued will be remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”. The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2015, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2015
The Bancorp	7.17%	14.67%	14.88%	14.67%
The Bancorp Bank	6.90%	13.98%	14.18%	13.98%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2014
The Bancorp	7.07%	11.54%	11.67%	N/A
The Bancorp Bank	6.46%	10.46%	10.59%	N/A
"Well capitalized" institution (under FDIC regulations)	5.00%	6.00%	10.00%	N/A

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

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements.  To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Accounting Officer, Chief Financial Officer and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to optimize margins and to respond to market conditions.  The primary goal of our policies is to optimize margin and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2015.   Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 307,276	$ 10,818	$ 49,239	$ 29,006	$ 93,599
Loans net of deferred loan costs	763,195	43,720	149,308	116,423	5,431
Investment securities	246,119	185,933	160,436	123,721	447,479
Interest earning deposits	1,147,519	-	-	-	-
Total interest earning assets	2,464,109	240,471	358,983	269,150	546,509

Interest bearing liabilities:
Demand and interest checking	2,297,124	125,695	125,695	-	-
Savings and money market	95,958	191,916	95,958	-	-
Time deposits	428,549	-	-	-	-
Securities sold under agreements to repurchase	925	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,835,957	317,611	221,653	-	-
Gap	$ (371,848)	$ (77,140)	$ 137,330	$ 269,150	$ 546,509
Cumulative gap	$ (371,848)	$ (448,988)	$ (311,658)	$ (42,508)	$ 504,001
Gap to assets ratio	-8%	-2%	3%	6%	11%
Cumulative gap to assets ratio	-8%	-9%	-7%	*	11%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively.  While the percentage change of 18.67% in the down 200 basis point scenario, exceeds the 15% guideline, the fact that short term rates are approximately .50% implies that a 200 basis point decrease is not currently realistic.  As illustrated in the following table, we complied with our asset/liability policy at December 31, 2015.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2015		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 578,945	1.66%	$ 100,524	3.81%
+100 basis points	574,356	0.85%	98,530	1.76%
Flat rate	569,517	0.00%	96,830	0.00%
-100 basis points	534,714	-6.11%	98,376	1.60%
-200 basis points	463,186	-18.67%	88,288	-8.82%

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

Financial Condition

General.  Our total assets at December 31, 2015 were $4.77 billion, of which our total loans and loans held for sale from continuing operations were $1.57 billion and our assets held for sale (from discontinued operations) were $583.9 million, $568.7 million of which were loans.  At December 31, 2014 our total assets were $4.99 billion, of which our total loans and loans held for sale from continuing operations were $1.09 billion  and our assets held for sale (from discontinued operations) were $887.9 million, $867.4 million of which were loans.  Investment securities available for sale decreased to $1.07 billion at December 31, 2015 from $1.49 billion at December 31, 2014.  The decrease in total assets at December 31, 2015 reflected decreases in investment securities and discontinued assets.

Interest earning deposits and federal funds sold.  At December 31, 2015, we had a total of $1.15 billion of interest earning deposits, comprised primarily of balances at the Federal Reserve Bank, which pays interest on such balances.

Investment portfolio. The Financial Accounting Standards Board Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Accordingly, marking an available-for-sale portfolio to market results in fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates and market demand for such securities cause the fair value of fixed-rate securities to fluctuate.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities decreased to $1.16 billion on December 31, 2015, a decrease of $423.7 million or 26.7% from a year earlier.  The decrease in investment securities was primarily a result of non-taxable municipal bond sales.

Other securities, included in the held-to-maturity classification at December 31, 2015, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security totaling $9.0 million was issued by an insurance company; and (ii) book value of a bank senior note of $7.0 million.

A  total of $75.7 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $52,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.6 million.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2015 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,904	$ 2,000	$ 96	Not rated
Security B	9,014	5,558	(3,456)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 52	$ 52	$ -	CAA3	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized losses on the consolidated income statement becomes the security’s new cost basis. For 2015, 2014 and 2013, respectively, we recognized other-than-temporary impairment charges of $0, $0 and $20,000 related to trust preferred securities classified in our held-to-maturity portfolio.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2015 and 2014, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2015		December 31, 2015
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 29,315	$ 29,238	$ -	$ -
Federally insured student loan securities	118,651	115,149	-	-
Tax-exempt obligations of states and political subdivisions	94,572	97,163	-	-
Taxable obligations of states and political subdivisions	95,802	97,696	-	-
Residential mortgage-backed securities	451,432	450,107	-	-
Commercial mortgage-backed securities	58,512	58,303	-	-
Commercial loan obligation securities	70,573	70,492	-	-
Foreign debt securities	57,375	57,132	-	-
Corporate and other debt securities	95,354	94,818	93,590	91,599
	$ 1,071,586	$ 1,070,098	$ 93,590	$ 91,599

	Available-for-sale		Held-to-maturity
	December 31, 2014		December 31, 2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 16,519	$ 16,561	$ -	$ -
Federally insured student loan securities	125,789	126,012	-	-
Tax-exempt obligations of states and political subdivisions	535,622	551,269	-	-
Taxable obligations of states and political subdivisions	58,868	61,379	-	-
Residential mortgage-backed securities	419,503	422,129	-	-
Commercial mortgage-backed securities	123,519	123,239	-	-
Foreign debt securities	67,094	66,878	-	-
Corporate and other debt securities	126,610	126,172	93,765	91,914
	$ 1,473,524	$ 1,493,639	$ 93,765	$ 91,914

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at December 31, 2015 and $1.0 million at December 31, 2014.

Investment securities with a carrying value of $19.2 million at December 31, 2015 and $25.7 million at December 31, 2014, were pledged as collateral to secure securities sold under repurchase agreements as required or permitted by law.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2015 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ 400	0.21%	$ -	0.00%	$ 15,791	2.66%	$ 13,047	2.34%	$ 29,238
Federally insured student loan securities	-	0.00%	-	0.00%	78,458	1.46%	36,691	1.38%	115,149
Tax-exempt obligations of states and political subdivisions*	29,684	0.72%	30,333	1.20%	17,043	2.89%	20,103	4.50%	97,163

Taxable obligations of states and political subdivisions	9,324	0.94%	10,693	1.92%	45,898	3.27%	31,781	4.37%	97,696
Residential mortgage-backed securities	-	0.00%	8,032	2.15%	94,318	2.69%	347,757	1.91%	450,107
Commercial mortgage-backed securities	27,549	3.44%	25,212	2.38%	920	2.74%	4,622	4.00%	58,303
Commercial loan obligation securities	-	0.00%	-	0.00%	70,492	2.14%	-	0.00%	70,492
Foreign debt securities	4,829	1.35%	48,494	2.26%	3,809	2.62%	-	0.00%	57,132
Corporate and other debt securities	-	0.00%	81,248	2.53%	11,276	3.26%	2,294	2.00%	94,818
Total	$ 71,786		$ 204,012		$ 338,005		$ 456,295		$ 1,070,098
Weighted average yield		1.83%		2.20%		2.39%		2.17%

*If adjusted to their taxable equivalents,  yields would approximate 1.09%, 1.82%, 4.38% and 6.82% for zero to one year, one to five years, five to ten years and over ten years, respectively at a Federal tax rate of 34%

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Corporate and other debt securities	$ -	-	$ 7,016	3.21%	$ -	-	$ 86,574	1.66%	$ 93,590
Total	$ -		$ 7,016		$ -		$ 86,574		$ 93,590
Weighted average yield				3.21%				1.66%

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

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011

SBA non real estate	$ 68,887	$ 62,425	$ 45,875	$ 50,059	$ 16,829
SBA commercial mortgage	114,029	82,317	69,730	30,824	10,338
SBA construction	6,977	20,392	51	7,411	4,118
SBA loans *	189,893	165,134	115,656	88,294	31,285
Direct lease financing	231,514	194,464	175,610	156,697	129,682
SBLOC	575,948	421,862	293,109	235,184	144,668
Other specialty lending	48,315	48,625	1,588	1,212	1,165
Other consumer loans	23,180	36,168	45,152	50,893	57,411
	1,068,850	866,253	631,115	532,280	364,211
Unamortized loan fees and costs	9,227	8,340	4,886	2,861	1,184
Total loans, net of deferred loan costs	$ 1,078,077	$ 874,593	$ 636,001	$ 535,141	$ 365,395

*The following table shows SBA loans and SBA loans held for sale for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011

SBA loans, including deferred fees and costs	$ 197,966	$ 172,660	$ 120,016	$ 90,750	$ 32,080
SBA loans included in held for sale	109,174	38,704	14,708	-	-
Total SBA loans	$ 307,140	$ 211,364	$ 134,724	$ 90,750	$ 32,080

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2015
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBA non real estate	$ 520	$ 1,908	$ 66,459	$ 68,887
SBA commercial mortgage	12,393	166	101,471	114,030
SBA construction	4,197	-	2,780	6,977
	$ 17,110	$ 2,074	$ 170,710	$ 189,894

Loans at fixed rates		$ -	$ -	$ -
Loans at variable rates		2,074	170,710	172,784
Total		$ 2,074	$ 170,710	$ 172,784

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our chief credit officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is as follows.

At December 31, 2015, approximately 47% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish minimum coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are planned to be achieved by December 31, 2016 and maintained as follows.

Security Backed Lines of Credit – The targeted review threshold for 2016 is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  At December 31, 2015 approximately 35% of the SBLOC portfolio had been reviewed.

 SBA Loans – The targeted review threshold for 2016 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end.  Although loans are not typically purchased, loans for CRA purposes are periodically purchased. At December 31, 2015, approximately 89% of the Government Guaranteed Loan portfolio had been reviewed. The portion not reviewed includes $29 million in purchased loans which are subject to government guarantees and $3 million in newly funded loans.

   Leasing – The targeted review threshold for 2016 is 50%.  At December 31, 2015, approximately 40% of the Leasing portfolio had been reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2016 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.   Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate Loan will be reviewed if any available extension options are exercised.  At December 31, 2015, approximately 57% of the CMBS  floating rate portfolio had been reviewed. The portion not reviewed includes $122 million in newly funded loans.

CMBS (Fixed Rate) - CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the bank's books after nine months will be reviewed at least annually.  At December 31, 2015, none of the CMBS (Fixed Rate) portfolio loans met the scope for review.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act, or CRA loans.  At December 31, 2015, approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2016 is 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  At December 31, 2105 approximately 52% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan for December 31, 2015 and 2014 (in thousands):

December 31, 2015	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non-accrual	Total past due	Current	Total loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

December 31, 2014
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425
SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464

SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 844	6.44%	$ 385	7.21%	$ 419	7.27%
SBA commercial mortgage	408	10.67%	461	9.50%	496	11.05%
SBA construction	48	0.65%	114	2.35%	-	0.01%
Direct lease financing	1,022	21.66%	836	22.45%	311	27.83%
SBLOC	759	53.88%	562	48.70%	293	46.44%
Other specialty lending	199	4.52%	66	5.61%	1	0.25%
Consumer loans	939	2.18%	1,181	4.18%	2,361	7.15%
Unallocated	181	-	33	-	-	-
	$ 4,400	100.00%	$ 3,638	100.00%	$ 3,881	100.00%

	December 31, 2012		December 31, 2011

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 193	9.40%	$ 54	4.62%
SBA commercial mortgage	104	5.79%	43	2.84%
SBA construction	42	1.39%	8	1.13%
Direct lease financing	239	29.44%	256	35.61%
SBLOC	236	44.18%	73	39.72%
Other specialty lending	-	0.23%	-	0.32%
Consumer loans	3,171	9.57%	1,273	15.76%
Unallocated	-	-	-	-
	$ 3,985	100.00%	$ 1,707	100.00%

Summary of Loan and Lease Loss Experience.   The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2015

Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

December 31, 2014
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:

Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

December 31, 2013
Beginning balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985
Charge-offs	(44)	-	-	(29)	-	-	(447)	-	(520)
Recoveries	-	-	-	8	-	-	53	-	61
Provision (credit)	270	392	(42)	93	57	1	(416)	-	355
Ending balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Ending balance: Individually evaluated for impairment	$ 95	$ -	$ -	$ -	$ -	$ -	$ 135	$ -	$ 230

Ending balance: Collectively evaluated for impairment	$ 324	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,226	$ -	$ 3,651

Loans:
Ending balance	$ 45,875	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 45,152	$ 4,886	$ 636,001

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 1,356	$ -	$ 1,741

Ending balance: Collectively evaluated for impairment	$ 45,490	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 43,796	$ 4,886	$ 634,260

December 31, 2012
Beginning balance	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,273	$ -	$ 1,707
Charge-offs	-	-	-	(87)	-	-	(4,290)	-	(4,377)
Recoveries	-	-	-	13	-	-	-	-	13
Provision (credit)	139	61	34	57	163	-	6,188	-	6,642

Ending balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Ending balance: Collectively evaluated for impairment	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Loans:
Ending balance	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 50,893	$ 2,861	$ 535,141

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 927	$ -	$ 927

Ending balance: Collectively evaluated for impairment	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 49,966	$ 2,861	$ 534,214

December 31, 2011
Beginning balance	$ 5	$ -	$ -	$ 164	$ 81	$ -	$ 1,132	$ -	$ 1,382
Charge-offs	-	-	-	(39)	(1)	-	(1,279)	-	(1,319)
Recoveries	-	-	-	-	-	-	6	-	6
Provision (credit)	49	43	8	131	(7)	-	1,414	-	1,638
Ending balance	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,273	$ -	$ 1,707

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 205	$ -	$ 205

Ending balance: Collectively evaluated for impairment	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,068	$ -	$ 1,502

Loans:
Ending balance	$ 16,829	$ 10,338	$ 4,118	$ 129,682	$ 144,668	$ 1,165	$ 57,411	$ 1,184	$ 365,395

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,252	$ -	$ 1,252

Ending balance: Collectively evaluated for impairment	$ 16,829	$ 10,338	$ 4,118	$ 129,682	$ 144,668	$ 1,165	$ 56,159	$ 1,184	$ 364,143

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2015	2014

Ratio of the allowance for loan losses to total loans	0.41%	0.42%
Ratio of the allowance for loan losses to nonperforming loans (1)	188.84%	176.95%
Ratio of nonperforming assets to total assets (1)	0.05%	0.04%
Ratio of net charge-offs to average loans	0.11%	0.16%

(1) Nonperforming loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans decreased to 0.41% at December 31, 2015 from 0.42% at December 31, 2014, which were comparable. Our loan loss methodology includes the measurement of historical net charge-offs by loan category.  The resulting ratios are applied against current outstanding balances for each loan category.  Those computed reserves are added to reserves on specific loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”). In the year ended December 31, 2015, the fastest growing segment of the loan portfolio was SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBA Loans”). The ratio of the allowance for loan losses to non-performing loans increased to 188.84% at December 31, 2015 from 176.95% reflecting an increase of 21% in the allowance for loan losses compared to a lesser proportionate increase in non-performing loans. The increase in the allowance reflected the impact of higher charge-offs. The ratio of nonperforming assets to total assets increased to .05% from .04% as a result of the increase in nonperforming assets while total assets declined slightly.  The ratio of net charge-offs to average loans was 0.11% for 2015 compared to 0.16% for the prior year,  primarily  as result of increased average loan balances in 2015.

Net charge-offs.  Net charge-offs of $1.3 million in 2015 were comparable to $1.4 million of net charge-offs in 2014.

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

	December 31,
	2015	2014	2013	2012	2011

	(in thousands)

Non-accrual loans
SBA non real estate	$ 733	$ -	$ 168	$ -	$ -
Consumer	1,194	1,907	1,356	927	1,252
Total non-accrual loans	1,927	1,907	1,524	927	1,252

Loans past due 90 days or more	403	149	110	6	745
Total non-performing loans	2,330	2,056	1,634	933	1,997
Other real estate owned	-	-	-	-	-

Total non-performing assets	$ 2,330	$ 2,056	$ 1,634	$ 933	$ 1,997

The loans that were modified during the years ended December 31, 2015 and 2014 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	1	$ 171	$ 171	1	$ 197	$ 197
Consumer	2	434	434	1	346	346
Total	3	$ 605	$ 605	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2014 and 2013 (in thousands):

	December 31, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 171	$ -	$ -	$ 197	$ -
Consumer	-	330	104	-	346	-
Total	$ -	$ 501	$ 104	$ -	$ 543	$ -

As of December 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2015 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2015
	Number	Pre-modification recorded investment
Consumer	1	$ 104
Total	1	$ 104

The following table provides information about impaired loans at December 31, 2015 and 2014 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139	-
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369	-
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

We had $1.9 million of non-accrual loans at December 31, 2015 compared to $1.9 million of non-accrual loans at December 31, 2014.  The activity in non-accrual loans reflected $2.1 million of loans placed on non-accrual status, partially offset by $1.2 million of loan charge-offs and $935,000 of loan payments.  Included within the non-accrual loans at December 31, 2015 is one troubled debt restructured loan with a balance of $104,000.  Loans past due 90 days or more still accruing interest amounted to $403,000 and $149,000 at December 31, 2015 and December 31, 2014, respectively. The $254,000 increase reflected $1.7 million of additions, partially offset by $1.2 million of loan payments, $104,000 of transfers to non-accrual, $12,000 of charge-offs and $74,000 of transfers to repossessed assets.  We had no OREO at December 31, 2015 and December 31, 2014.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

*For information on targeted loan review thresholds see “Allowance for Loan Losses”

Investment in Unconsolidated Entity.   On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the balance of the investment in unconsolidated entity.

Deposits.  A primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid cards, demand and money market accounts.  Our primary strategic focus is growing these accounts through affinity groups.  At December 31, 2015, we had total deposits of $4.41 billion compared to $4.62 billion at December 31, 2014, which reflected a decrease of $207.0 million or 4.5% between 2015 and 2014.   The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,975,475	0.28%	$ 3,746,958	0.24%	$ 3,185,919	0.25%
Savings and money market	337,168	0.55%	366,160	0.43%	500,113	0.43%
Time	44,789	0.61%	7,974	1.20%	17,443	1.04%
Total deposits	$ 4,357,432	0.30%	$ 4,121,092	0.26%	$ 3,703,475	0.27%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We  had no outstanding advances from the FHLB at December 31, 2015. The Bank also has several lines of credit, which we discuss in “Liquidity and Capital Resources”.  We used these lines minimally in 2015, as a result of deposit growth.  We had no outstanding balances on the Bank’s lines of credit at December 31, 2015.  We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 925	$ 19,414	$ 21,221
Average during the year	5,225	17,497	18,442
Maximum month-end balance	15,857	21,496	22,523
Weighted average rate during the year	0.29%	0.29%	0.29%
Rate at December 31	0.24%	0.29%	0.28%

	As of or for the year ended December 31,
	2015	2014	2013
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	4,575	-	-
Maximum month-end balance	-	-	-
Weighted average rate during the year	0.26%	0.00%	0.00%
Rate at December 31	0.23%	0.27%	0.25%

As of December 31, 2014, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Shareholders’ Equity

At December 31, 2015,  we had $320.0 million in shareholders’ equity.  In December 2012, we issued 4,000,000 shares of our common stock, par value $1.00, at a public offering price of $11.00 per share in an underwritten public offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $41.7 million.

Discontinued Operations

As of December 31, 2015 “Assets Held For Sale” reflected the $583.9 million balance of discontinued operations assets, which included $568.7 million of loans and $10.9 of other real estate owned.  To dispose of our discontinued commercial loan portfolio, we have engaged several intermediaries which are in the business of selling loans, primarily to other financial institutions, to assist in completing loan sales.  A total of approximately $267.6 million par value of loans were sold in the fourth quarter of 2014. See “Investment in Unconsolidated Entity” above.  In the second quarter of 2015, $150 million of loans were sold at a net gain of $2.2 million.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2015, were our commitments to extend credit, which were approximately $831.5 million, and standby letters of credit, which were approximately $18.5 million, at December 31, 2015.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2015:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$ 34,206	$ 3,805	$ 7,823	$ 7,858	$ 14,720
Remaining contractual maturities of
time deposits	428,549	428,549	-	-	-
Loan commitments	831,457	25,663	43,506	10,287	752,001
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	10,163	458	915	915	7,875
Standby letters of credit	18,536	250	18,286	-	-
Total	$ 1,336,312	$ 458,725	$ 70,530	$ 19,060	$ 787,997
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unmodified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 15, 2016

.

.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 7,643	$ 8,665
Interest earning deposits at Federal Reserve Bank	1,147,519	1,059,320
Securities purchased under agreements to resell	-	46,250
Total cash and cash equivalents	1,155,162	1,114,235

Investment securities, available-for-sale, at fair value	1,070,098	1,493,639
Investment securities, held-to-maturity (fair value $91,599 and $91,914, respectively)	93,590	93,765
Commercial loans held for sale	489,938	217,080
Loans, net of deferred loan fees and costs	1,078,077	874,593
Allowance for loan and lease losses	(4,400)	(3,638)
Loans, net	1,073,677	870,955
Federal Home Loan and Atlantic Central Bankers Bank stock	1,062	1,002
Premises and equipment, net	21,631	17,697
Accrued interest receivable	9,471	11,251
Intangible assets, net	4,929	6,228
Deferred tax asset, net	36,207	33,673
Investment in unconsolidated entity, at fair value	178,520	193,595
Assets held for sale from discontinued operations	583,909	887,929
Other assets	47,629	45,268
Total assets	$ 4,765,823	$ 4,986,317

LIABILITIES
Deposits
Demand and interest checking	$ 3,602,376	$ 4,289,586
Savings and money market	383,832	330,798
Time deposits	428,549	1,400
Time deposits, $100,000 and over	-	-
Total deposits	4,414,757	4,621,784

Securities sold under agreements to repurchase	925	19,414
Subordinated debenture	13,401	13,401
Other liabilities	16,739	12,695
Total liabilities	4,445,822	4,667,294

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,861,218 and 37,808,777
shares issued at December 31, 2015 and December 31, 2014, respectively	37,861	37,809
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	300,549	297,987
Accumulated deficit	(15,449)	(28,242)
Accumulated other comprehensive income (loss)	(2,094)	12,335
Total shareholders' equity	320,001	319,023

Total liabilities and shareholders' equity	$ 4,765,823	$ 4,986,317

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 49,861	$ 36,459	$ 27,640
Interest on investment securities:
Taxable interest	19,918	20,662	15,999
Tax-exempt interest	10,820	11,345	4,758
Federal funds sold/securities purchased under agreements to resell	577	462	425
Interest earning deposits	2,354	1,792	2,328
	83,530	70,720	51,150
Interest expense
Deposits	13,124	10,767	10,166
Securities sold under agreements to repurchase	15	50	54
Short-term borrowings	12	-	-
Subordinated debenture	448	478	548
	13,599	11,295	10,768
Net interest income	69,931	59,425	40,382
Provision for loan and lease losses	2,100	1,202	355
Net interest income after provision for loan and lease losses	67,831	58,223	40,027

Non-interest income
Service fees on deposit accounts	7,468	6,339	4,977
Card payment and ACH processing fees	5,731	5,402	4,046
Prepaid card fees	47,496	51,287	45,339
Gain on sale of loans	10,080	12,542	17,225
Gain on sale of investment securities	14,435	450	1,889
Gain on sale of health savings portfolio	33,531	-	-
Change in value of investment in unconsolidated entity	1,729	-	-
Other than temporary impairment on securities held-to-maturity	-	-	(20)
Leasing income	2,291	2,899	2,560
Debit card income	1,611	1,679	892
Affinity fees	3,358	2,596	2,986
Other	5,337	1,855	2,179
Total non-interest income	133,067	85,049	82,073

Non-interest expense
Salaries and employee benefits	68,390	60,509	52,248
Depreciation and amortization	4,747	4,523	3,694
Rent and related occupancy cost	5,659	4,694	3,858
Data processing expense	14,359	13,207	10,888
Printing and supplies	2,651	2,229	1,598
Audit expense	2,003	1,427	1,441
Legal expense	3,828	2,102	2,048
Amortization of intangible assets	1,186	1,211	1,142
FDIC Insurance	11,315	6,805	3,682
Software	7,222	4,908	3,553
Insurance	1,923	1,700	1,311

Telecom and IT network communications	2,016	2,531	1,483
Securitization and servicing expense	1,948	1,843	767
Consulting	4,333	3,452	1,700
Bank Secrecy Act and lookback consulting expenses	41,444	8,801	-
Other	21,064	16,038	12,404
Total non-interest expense	194,088	135,980	101,817
Income from continuing operations before income taxes	6,810	7,292	20,283
Income tax (benefit) provision	1,450	(14,523)	6,767
Net income from continuing operations	$ 5,360	$ 21,815	$ 13,516
Discontinued operations
Income (loss) from discontinued operations before income taxes	12,793	54,625	(11,669)
Income tax provision	4,721	19,331	16,269
Income (loss) from discontinued operations, net of tax	8,072	35,294	(27,938)
Net income (loss) available to common shareholders	$ 13,432	$ 57,109	$ (14,422)

Net income (loss) per share from continuing operations - basic	$ 0.14	$ 0.58	$ 0.36
Net income (loss) per share from discontinued operations - basic	$ 0.21	$ 0.94	$ (0.75)
Net income (loss) per share - basic	$ 0.35	$ 1.52	$ (0.39)

Net income (loss) per share from continuing operations - diluted	$ 0.14	$ 0.57	$ 0.35
Net income (loss) per share from discontinued operations - diluted	$ 0.21	$ 0.92	$ (0.75)
Net income (loss) per share - diluted	$ 0.35	$ 1.49	$ (0.40)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$ 13,432	$ 57,109	$ (14,422)
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	(7,169)	18,710	(12,905)
Reclassification adjustments for gains included in income	(14,436)	(450)	(1,889)
Reclassification adjustments for foreign currency translation losses	(551)	-	-
Reclassification adjustment for called securities	-	-	(133)
Amortization of (gains)/losses previously held as available-for-sale	56	(141)	30
Net unrealized gain/(loss) on investment securities	(22,100)	18,119	(14,897)

Deferred tax expense (benefit)
Change in net unrealized gain/(loss) during the period	(2,544)	6,549	(4,517)
Reclassification adjustments for gains included in income	(5,147)	(158)	(661)
Reclassification adjustment for called securities	-	-	(47)
Amortization of (gains)/losses previously held as available-for-sale	20	(49)	11
Income tax expense (benefit) related to items of other comprehensive income	(7,671)	6,342	(5,214)

Other comprehensive income (loss), net of tax and reclassifications into net income	(14,429)	11,777	(9,683)
Comprehensive income (loss)	$ (997)	$ 68,886	$ (24,105)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2015, 2014 and 2013

(in thousands except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total
Balance at January 1, 2013	37,246,655	$ 37,247	$ (866)	$ 282,708	$ (65,598)	$ 10,241	263,732
Net loss					(14,422)		(14,422)
Issuance of common stock	175,790	176	-	1,453	-	-	1,629
Common stock issued from option exercises,
net of tax benefits	158,272	158	-	1,495	-	-	1,653
Common stock issued from cashless option
exercises, net of tax benefits	140,228	140	-	4,702	(4,842)	-	-
Stock-based compensation	-	-	-	3,157	-	-	3,157
Stock-based income tax benefit	-	-	-	1,061	-	-	1,061
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	(9,683)	(9,683)

Balance at December 31, 2013	37,720,945	37,721	(866)	294,576	(84,862)	558	247,127
Net income					57,109		57,109
Issuance of common stock	-	-	-	-	-		-
Common stock issued from option exercises,
net of tax benefits	9,249	9	-	94	-	-	103
Common stock issued from cashless option
exercises, net of tax benefits	29,208	30	-	459	(489)	-	-
Common stock issued from vested stock,
net of tax benefits	49,375	49	-	(49)	-	-	-
Stock-based compensation	-	-	-	2,641	-	-	2,641
Stock-based income tax benefit	-	-	-	266	-	-	266
Other comprehensive loss, net of
reclassification adjustments and tax	-	-	-	-	-	11,777	11,777

Balance at December 31, 2014	37,808,777	$ 37,809	$ (866)	$ 297,987	$ (28,242)	$ 12,335	$ 319,023
Net income					13,432		13,432
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	52,441	52	-	587	(639)	-	-
Stock-based compensation	-	-	-	1,975	-	-	1,975
Stock-based income tax benefit	-	-	-	-	-	-	-
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	(14,429)	(14,429)

Balance at December 31, 2015	37,861,218	$ 37,861	$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)

	Year ended December 31,
	2015	2014	2013
Operating activities
Net income from continuing operations	$ 5,360	$ 21,815	$ 13,516
Net income (loss) from discontinued operations, net of tax	8,072	35,294	(27,938)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,933	5,734	4,836
Provision for loan and lease losses	2,100	1,202	355
Net amortization of investment securities discounts/premiums	12,884	14,059	6,811
Stock-based compensation expense	1,975	2,641	3,157
Loans originated for sale	(681,526)	(630,165)	(276,562)
Sale of loans originated for resale	418,748	495,531	268,019
Gain on sales of loans originated for resale	(10,080)	(12,542)	(17,225)
Deferred income tax expense (benefit)	84	(13,590)	(200)
Gain on sale of fixed assets	(9)	(14)	(24)
Other than temporary impairment on securities held-to-maturity	-	-	20
Gain on sales of investment securities	(14,435)	(450)	(1,889)
Fair value adjustment on investment in unconsolidated entity	2,430	-	-
Decrease (increase) in accrued interest receivable	1,780	(2,729)	(3,553)
Decrease (increase) in other assets	2,391	21,966	(222)
Decrease (increase) in discontinued assets held for sale	5,369	37,410	(23,390)
Increase (decrease) in other liabilities	4,044	(26,155)	15,284
Net cash used in operating activities	(234,880)	(49,993)	(39,005)

Investing activities
Purchase of investment securities available-for-sale	(346,227)	(533,168)	(884,050)
Purchase of investment securities held-to-maturity	-	-	(52,899)
Proceeds from sale of investment securities available-for-sale	505,534	109,322	106,243
Proceeds from redemptions and prepayments of securities held-to-maturity	118	3,022	963
Proceeds from redemptions and prepayments of securities available-for-sale	244,293	188,252	233,262
Net increase in loans	(205,019)	(240,036)	(134,114)
Net decrease in discontinued loans held for sale	298,651	253,938	82,199
Proceeds from sale of fixed assets	327	64	137
Purchases of premises and equipment	(8,999)	(6,611)	(9,098)
Investment in unconsolidated entity	12,645	(193,595)	-
Net cash provided by (used in) investing activities	501,323	(418,812)	(657,357)

Financing activities
Net (decrease) increase in deposits	(207,027)	348,795	959,768
Net (decrease) increase in securities sold under agreements to repurchase	(18,489)	(1,807)	2,673
Proceeds from issuance of common stock	-	-	1,629
Proceeds from the exercise of options	-	103	1,653
Net cash (used in) provided by financing activities	(225,516)	347,091	965,723

Net increase (decrease) in cash and cash equivalents	40,927	(121,714)	269,361

Cash and cash equivalents, beginning of year	1,114,235	1,235,949	966,588

Cash and cash equivalents, end of year	$ 1,155,162	$ 1,114,235	$ 1,235,949

Supplemental disclosure:
Interest paid	$ 13,397	$ 10,768	$ 10,792
Taxes paid	$ 592	$ 2,578	$ 17,602
Transfers of loans to other real estate owned	$ -	$ 725	$ -
Transfer of loans to held for sale	$ -	$ -	$ 32,795

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank).  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: security backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets through commercial mortgage backed securities (CMBS) and collateralized loan obligations (CLO).    Through the Bank, the Company also provides deposit generating banking services nationally, which include prepaid cards, private label banking, institutional banking to investment advisors and card payment and other payment processing.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (US GAAP) and predominant practices within the banking industry.  The consolidated financial statements include the accounts of the Company and all its subsidiaries.  All inter-company balances have been eliminated.

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

The Company periodically reviews its investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable.  In addition, it considers the continuing performance of the securities.  Credit losses are recognized in the consolidated statement of operations.  If management believes market value losses are temporary and it believes the Company has the ability and intention to hold those securities to maturity, for available for sale securities the reduction in value is recognized in other comprehensive income, through equity and for held to maturity securities the securities are held at amortized cost.

Deferred tax assets are recorded on the consolidated balance sheet at their net realizable value.  The Company performs an assessment each reporting period to evaluate the amount of the deferred tax asset it is more likely than not to realize.  Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized.  If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of operations.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity of three months or less and federal funds sold.    The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and other private institutions.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other than temporary impairment that is attributable to credit loss versus non-credit loss.  If a credit loss is determined, an other than temporary impairment charge is recorded within the consolidated statement of operations.  The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of other than temporary impairment attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security.  The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company recognized OTTI charges of $0 in 2015, $0 in 2014 and $20,000 in 2013.  The $20,000 charge in 2013 resulted from the write-down of the amortized cost to the present value of the cash flows expected to be collected for one pooled trust preferred security.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Loans originated from continuing operations and intended for sale in the secondary market are carried at estimated fair value.   Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  The Company originates specific commercial mortgage loans for sale in secondary markets.  These loans are accounted for under the fair value option and amounted to $489.9 million at December 31, 2015 and $217.1 million at December 31, 2014.  These loans were classified as held for sale.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2015 and 2014, the Company had net capitalized software costs of approximately $5.2 million and $5.4 million, respectively.  The Company recorded amortization expense of approximately $1.2 million, $1.2 million and $907,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $387,000,  $621,000 and $706,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 5,360	37,755,588	$ 0.14
Effect of dilutive securities
Common stock options	-	318,630	-
Diluted earnings per share
Net income available to common shareholders	$ 5,360	38,074,218	$ 0.14

	Year ended December 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 8,072	37,755,588	$ 0.21
Effect of dilutive securities
Common stock options	-	318,630	-
Diluted earnings per share
Net income available to common shareholders	$ 8,072	38,074,218	$ 0.21

	Year ended December 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 13,432	$ 37,755,588	$ 0.35
Effect of dilutive securities
Common stock options	-	318,630	-
Diluted earnings per share
Net income available to common shareholders	$ 13,432	38,074,218	$ 0.35

Stock options for 619,250 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at December 31, 2015 but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

	Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 21,815	37,701,306	$ 0.58
Effect of dilutive securities
Common stock options	-	628,438	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 21,815	38,329,744	$ 0.57

	Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 35,294	37,701,306	$ 0.94
Effect of dilutive securities
Common stock options	-	628,438	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 35,294	38,329,744	$ 0.92

	Year ended December 31, 2014
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 57,109	$ 37,701,306	$ 1.52
Effect of dilutive securities
Common stock options	-	628,438	(0.03)
Diluted earnings per share
Net income available to common shareholders	$ 57,109	38,329,744	$ 1.49

Stock options for 505,250 shares, exercisable at prices between $9.82 and $25.43 per share, were outstanding at December 31, 2014, but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 13,516	37,425,197	$ 0.36
Effect of dilutive securities
Common stock options	-	695,887	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 13,516	38,121,084	$ 0.35

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (27,938)	37,425,197	$ (0.75)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (27,938)	37,425,197	$ (0.75)

	Year ended December 31, 2013
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$ (14,422)	$ 37,425,197	$ (0.39)
Effect of dilutive securities
Common stock options	-	-	(0.01)
Diluted loss per share
Net loss available to common shareholders	$ (14,422)	37,425,197	$ (0.40)

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

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	$ (7,169)	$ 18,710	$ (12,905)
Reclassification adjustments for gains included in income	(14,436)	(450)	(1,889)
Reclassification adjustments for foreign currency translation losses	(551)	-	-
Reclassification adjustment for called securities	-	-	(133)
Amortization of (gains)/losses previously held as available-for-sale	56	(141)	30
Net unrealized gain/(loss) on investment securities	(22,100)	18,119	(14,897)

Deferred tax expense (benefit)
Securities available-for-sale:
Change in net unrealized gain/(loss) during the period	(2,544)	6,549	(4,517)
Reclassification adjustments for gains included in income	(5,147)	(158)	(661)
Reclassification adjustment for called securities	-	-	(47)
Amortization of (gains)/losses previously held as available-for-sale	20	(49)	11
Income tax expense (benefit) related to items of other comprehensive income	(7,671)	6,342	(5,214)

Other comprehensive income (loss), after tax and net of reclassifications into net income	$ (14,429)	$ 11,777	$ (9,683)

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank.  The amount of those required reserves at December 31, 2015 and 2014 was approximately $266.8 million and $280.4 million, respectively.

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

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($4.0 million over the next four years).

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2015 and 2014 are presented below.

December 31,
	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangible	$ 12,006	$ 8,004	$ 12,006	$ 7,003
Software intangible	1,817	890	1,817	592
Total	$ 13,823	$ 8,894	$ 13,823	$ 7,595

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2016	$ 1,189
2017	1,189
2018	1,189
2019	1,189
2020	173
Thereafter	-
$ 4,929

15. Reclassifications

Certain reclassifications have been made to the 2014 and 2013 restated consolidated financial statements to conform to the 2015 presentation.

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

17. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2015, 2014 or 2013.

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

19. Sale of Health Savings Account Portfolio

The Company sold the majority of its health savings account portfolio in fourth quarter 2015. The gain was realized after the contractually required transfer of approximately $400 million of related deposit accounts to the purchaser.

20. Recent Accounting Pronouncements

In January 2014, FASB Accounting Standards Update (ASU) No. 2014-04, amended ASC Sub-Topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors.” The amendments clarify that an in substance repossession or foreclosure occurs, and the Company  is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments in this update were effective for the annual periods beginning on or after December 15, 2014 and an entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method as allowed in ASU No. 2014-04.  The adoption of ASU No. 2014-04 did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company adopted ASU 2014-08 as presented in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Note W, Discontinued Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. The amendments in this update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  The guidance in this ASU was effective for annual and interim periods beginning after December 15, 2014. The guidance of this ASU did not have a significant impact on the Company’s financial condition or results of operations.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04.  The guidance of this ASU did not have a significant impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

Note C— Subsequent Events

The Company evaluated its December 31, 2015 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,315	$ 18	$ (95)	$ 29,238
Federally insured student loan securities	118,651	28	(3,530)	115,149
Tax-exempt obligations of states and political subdivisions	94,572	2,665	(74)	97,163
Taxable obligations of states and political subdivisions	95,802	2,370	(476)	97,696
Residential mortgage-backed securities	451,432	1,540	(2,865)	450,107

Commercial mortgage-backed securities	58,512	361	(570)	58,303
Commercial loan obligation securities	70,573	-	(81)	70,492
Foreign debt securities	57,375	65	(308)	57,132
Corporate and other debt securities	95,354	188	(724)	94,818
	$ 1,071,586	$ 7,235	$ (8,723)	$ 1,070,098

Held-to-maturity	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,934	$ 569	$ (3,456)	$ 15,047
Other debt securities - pooled	75,656	938	(42)	76,552
	$ 93,590	$ 1,507	$ (3,498)	$ 91,599

Available-for-sale	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 16,519	$ 42	$ -	$ 16,561
Federally insured student loan securities	125,789	613	(390)	$ 126,012
Tax-exempt obligations of states and political subdivisions	535,622	16,027	(380)	$ 551,269
Taxable obligations of states and political subdivisions	58,868	2,614	(103)	$ 61,379
Residential mortgage-backed securities	419,503	3,504	(878)	$ 422,129
Commercial mortgage-backed securities	123,519	1,220	(1,500)	$ 123,239
Foreign debt securities	67,094	130	(346)	$ 66,878
Corporate and other debt securities	126,610	225	(663)	$ 126,172
	$ 1,473,524	$ 24,375	$ (4,260)	$ 1,493,639

Held-to-maturity	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,882	$ 531	$ (3,820)	$ 14,593
Other debt securities - pooled	75,883	1,438	-	$ 77,321
	$ 93,765	$ 1,969	$ (3,820)	$ 91,914

The amortized cost and fair value of the Company’s investment securities at December 31, 2015, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 71,697	$ 71,786	$ -	$ -
Due after one year through five years	204,707	204,012	7,016	7,490
Due after five years through ten years	338,966	338,005	-	-
Due after ten years	456,216	456,295	86,574	84,109
	$ 1,071,586	$ 1,070,098	$ 93,590	$ 91,599

At December 31, 2015 and 2014, investment securities with a fair value of approximately $19.2 million and $25.7 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law. At December 31, 2015 and 2014, investment securities with a fair value of approximately $453.4 million and $0, respectively, were pledged to secure a line of credit at FHLB.  Gross gains on sales of securities were $15.0 million, $657,000 and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Gross losses on sales of securities were $543,000,  $207,000 and $182,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Available-for-sale securities fair values are based on a fair market value supplied by a third-party market data provider. Held-to-maturity securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, when market information is not available.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company recognized other-than-temporary impairment charges of $0 in 2015, $0 in 2014 and $20,000 in 2013 for securities in its held-to-maturity portfolio.  The amount of the credit impairment was calculated by estimating the discounted cash flows for those securities.

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at December 31, 2015 and $1.0 million at December 31, 2014.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2015 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 16,500	$ (95)	$ -	$ -	$ 16,500	$ (95)
Federally insured student loan securities	18	39,880	(1,832)	64,883	(1,698)	104,763	(3,530)
Tax-exempt obligations of states and
political subdivisions	31	1,510	(22)	18,976	(52)	20,486	(74)
Taxable obligations of states and
political subdivisions	30	40,310	(450)	7,023	(26)	47,333	(476)
Residential mortgage-backed securities	63	200,820	(2,155)	71,043	(710)	271,863	(2,865)
Commercial mortgage-backed securities	37	25,899	(233)	17,539	(337)	43,438	(570)
Commercial loan obligation securities	5	56,638	(81)	13,855	-	70,493	(81)
Foreign debt securities	51	24,274	(245)	18,272	(63)	42,546	(308)
Corporate and other debt securities	75	50,073	(687)	10,761	(37)	60,834	(724)
Total temporarily impaired
investment securities	313	$ 455,904	$ (5,800)	$ 222,352	$ (2,923)	$ 678,256	$ (8,723)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,558	$ (3,456)	$ 5,558	$ (3,456)
Pooled	1	25,563	(42)	-	-	25,563	(42)
Total temporarily impaired
investment securities	2	$ 25,563	$ (42)	$ 5,558	$ (3,456)	$ 31,121	$ (3,498)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2014 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Federally insured student loan securities	9	$ 28,435	$ (169)	$ 34,274	$ (221)	$ 62,709	$ (390)
Tax-exempt obligations of states and
political subdivisions	97	21,458	(134)	46,412	(245)	67,870	(379)
Taxable obligations of states and
political subdivisions	24	499	(1)	21,088	(102)	21,587	(103)
Residential mortgage-backed securities	29	43,946	(231)	67,023	(647)	110,969	(878)
Commercial mortgage-backed securities	30	41,231	(883)	47,549	(617)	88,780	(1,500)
Foreign debt securities	53	24,681	(203)	14,943	(144)	39,624	(347)
Corporate and other debt securities	61	62,984	(568)	16,609	(95)	79,593	(663)
Total temporarily impaired
investment securities	303	$ 223,234	$ (2,189)	$ 247,898	$ (2,071)	$ 471,132	$ (4,260)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	-	-	5,144	(3,820)	5,144	(3,820)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,144	$ (3,820)	$ 5,144	$ (3,820)

The following table provides additional information related to the Company’s single issuer trust preferred securities as of December 31, 2015:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,904	$ 2,000	$ 96	Not rated
Security B	9,014	5,558	(3,456)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of December 31, 2015:

Pooled issue	Class	Book value	Fair value	Unrealized gain/(loss)	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 52	$ 52	$ -	CAA3	*

* There is no excess subordination for these securities.

The Company has evaluated the securities in the above tables as of December 31, 2015 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates and changes in credit quality.  The Company’s unrealized loss for the debt securities, which includes two single issuer trust preferred securities and one pooled trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note E—Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to other commercial loan purchasers and to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans classified as commercial loans held for sale to better reflect the economics of the transactions.  At December 31, 2015 and 2014 the fair value of these loans was $489.9 million and  $217.1 million and the unpaid principal balance was $484.0 million and $212.8 million, respectively.  Included in gain on sale of loans in the Statement of Operations were gains recognized from changes in fair value of $1.7 million and $1.9 million during the years ended December 31, 2015 and 2014, respectively.  There were no amounts of changes in fair value related to instrument-specific credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income – Loans, including fees on the Statement of Operations.

The Company analyzes credit risk prior to making loans, on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2015	2014

SBA non real estate	$ 68,887	$ 62,425
SBA commercial mortgage	114,029	82,317
SBA construction	6,977	20,392
SBA loans *	189,893	165,134
Direct lease financing	231,514	194,464
SBLOC	575,948	421,862
Other specialty lending	48,315	48,625
Other consumer loans	23,180	36,168
	1,068,850	866,253
Unamortized loan fees and costs	9,227	8,340
Total loans, net of deferred loan costs	$ 1,078,077	$ 874,593

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.8 million and $1.8 million at December 31, 2015 and 2014, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

*The following table shows SBA loans and SBA loans included in held for sale for the periods indicated (in thousands):

December 31,	December 31,
2015	2014

SBA loans, including deferred fees and costs	$ 197,966	$ 172,660
SBA loans included in held for sale	109,174	$ 38,704
Total SBA loans	$ 307,140	$ 211,364

The following table provides information about impaired loans at December 31, 2015 and 2014 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

December 31, 2014
Without an allowance recorded
SBA non real estate	$ -	$ -	$ -	$ -	$ -
Consumer - other	346	346	-	139	-
Consumer - home equity	827	927	-	1,043	-
With an allowance recorded
SBA non real estate	197	197	40	967	-
Consumer - other	-	-	-	369	-
Consumer - home equity	1,080	1,080	271	885	-
Total
SBA non real estate	197	197	40	967	-
Consumer - other	346	346	-	508	-
Consumer - home equity	1,907	2,007	271	1,928	-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2015 and 2014, respectively (the Company had no non-accrual leases at December 31, 2015 or December 31, 2014):

	December 31,
	2015	2014

	(in thousands)

Non-accrual loans
SBA non real estate	$ 733	$ -
Consumer	1,194	1,907
Total non-accrual loans	1,927	1,907

Loans past due 90 days or more	403	149
Total non-performing loans	2,330	2,056
Other real estate owned	-	-
Total non-performing assets	$ 2,330	$ 2,056

The Company’s loans that were modified during the years ended December 31,2015 and 2014 considered troubled debt restructurings are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	1	$ 171	$ 171	1	$ 197	$ 197
Consumer	2	434	434	1	346	346
Total	3	$ 605	$ 605	2	$ 543	$ 543

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 171	$ -	$ -	$ 197	$ -
Consumer	-	330	104	-	346	-
Total	$ -	$ 501	$ 104	$ -	$ 543	$ -

As of December 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2015 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2015
	Number	Pre-modification recorded investment
Consumer	1	$ 104
Total	1	$ 104

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

December 31, 2014
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2015 or December 31, 2014.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

December 31, 2015	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non accrual	Total past due	Current	Total loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

December 31, 2014
SBA non real estate	$ -	$ -	$ -	$ -	$ -	$ 62,425	$ 62,425

SBA commercial mortgage	-	-	-	-	-	82,317	82,317
SBA construction	-	-	-	-	-	20,392	20,392
Direct lease financing	5,083	1,832	149	-	7,064	187,400	194,464
SBLOC	-	-	-	-	-	421,862	421,862
Other specialty lending	-	-	-	-	-	48,625	48,625
Consumer - other	9	-	-	-	9	8,654	8,663
Consumer - home equity	-	457	-	1,907	2,364	25,141	27,505
Unamortized loan fees and costs	-	-	-	-	-	8,340	8,340
	$ 5,092	$ 2,289	$ 149	$ 1,907	$ 9,437	$ 865,156	$ 874,593

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

December 31, 2014
SBA non real estate	$ 49,214	$ -	$ 197	$ -	$ -	$ 669	$ 12,345	$ 62,425
SBA commercial mortgage	59,086	-	-	-	-	965	22,266	82,317
SBA construction	18,911	-	-	-	-	-	1,481	20,392
Direct lease financing	58,994	-	99	-	-	-	135,371	194,464
SBLOC	142,286	-	-	-	-	57,360	222,216	421,862
Other specialty lending	46,990	-	-	-	-	-	1,635	48,625
Consumer	14,196	346	1,907	-	-	73	19,646	36,168
Unamortized loan fees and costs	-	-	-	-	-	-	8,340	8,340
	$ 389,677	$ 346	$ 2,203	$ -	$ -	$ 59,067	$ 423,300	$ 874,593

* Loan review is performed by staff independent of the loan departments and who report directly to the chief credit officer.  Loans are also subject to review by their relationship manager and senior loan personnel.    At December 31, 2015, approximately 47% of the total continuing loan portfolio was reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish minimum coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. The Company plans to achieve these thresholds by December 31, 2016 and to maintain them as follows.

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2016 is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  At December 31, 2015 approximately 35% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2016 is 100%, less guaranteed portions of any loans purchased and loans funded within 90 days of quarter end.  Although loans are not typically purchased, loans for CRA purposes are periodically purchased. At December 31, 2015, approximately 89% of the Government Guaranteed Loan portfolio had been reviewed. The portion not reviewed includes $29 million in purchased loans which are subject to government guarantees and $3 million in newly funded loans.

 Leasing – The targeted review threshold for 2016 is 50%.  At December 31, 2015, approximately 40% of the Leasing portfolio had been reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2016 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2015, approximately 57% of the CMBS floating rate portfolio had been reviewed.  The portion not reviewed includes $122 million in newly funded loans.

CMBS (Fixed Rate) - CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate Loans that are unable to be readily sold on the secondary market and remain on the bank's books after nine months will be reviewed at least annually.  At December 31, 2015, none of the CMBS (Fixed Rate) portfolio loans met the scope for review.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2015, approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2016 is 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  At December 31, 2105 approximately 52% of the HELOC portfolio had been reviewed.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2015	2014
Furniture, fixtures, and equipment	3 to 12 years	$ 46,409	$ 41,765
Leasehold improvements	6 to 10 years	10,770	7,098
		57,179	48,863
Accumulated depreciation		(35,548)	(31,166)
		$ 21,631	$ 17,697

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $4.7 million, $4.5 million and $3.7 million, respectively.

Note G—Time Deposits

At December 31, 2015, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2016	$ 428,549
2017	-
2018	-
2019	-
2020	-
$ 428,549

Note H—Variable Interest Entity (VIE)

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

The most common type of VIE is a special purpose entity (SPE).  SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors.  The basic SPE structure involves a company selling assets to the SPE with the SPE funding the purchase of those assets by issuing securities to investors. The agreements that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows.  SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.  The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE.  The primary beneficiary is the party that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company holds variable interests in Walnut Street 2014-1 LLC (WS 2014), accounted for as a debt security, and the Company elected the fair value option,  after acquiring a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014 and therefore does not consolidate.  At December 31, 2015, the Company’s investment in the WS 2014 was $178.5  million and was classified as investment in unconsolidated entity in the consolidated balance sheet.  The Company’s maximum exposure to loss is equal to the balance of the Company’s interest, or $178.5 million.

The following table presents the total unpaid principal amount of assets held in WS 2014 at December 31, 2015 and 2014 (in thousands).  Continuing involvement includes servicing the loans and holding senior interests or subordinated interests.

December 31, 2015
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 195,939		$ 195,939	$ 178,520

December 31, 2014
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 209,632		$ 209,632	$ 193,595

(a) Consists of notes backed by commercial loans predominately secured by real estate.

(b) The retained interest in the commercial and other securitization trusts are non-rated and are accounted for at fair value utilizing cash flow analysis.

Note I—Debt

1.	Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $580.6 million at December 31, 2015.   Borrowings under this arrangement have a variable interest rate. The Bank also had a $136.2 million line in process with the Federal Reserve Bank as of that date which was subsequently approved. As of December 31, 2015,  the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2015	2014	2013
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	4,575	-	-
Maximum month-end balance	-	-	-
Weighted average rate during the year	0.26%	0.00%	0.00%
Rate at December 31	0.23%	0.27%	0.25%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 925	$ 19,414	$ 21,221
Average during the year	5,225	17,497	18,442
Maximum month-end balance	15,857	21,496	22,523
Weighted average rate during the year	0.29%	0.29%	0.29%
Rate at December 31	0.24%	0.29%	0.28%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2015, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.

•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2015, the Trusts qualify as VIEs under ASC 810, Consolidation.   The Company is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

Note J—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which shares repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.  The Company did not repurchase shares in 2015, 2014 or 2013.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $1.2 million, $921,000 and $813,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.  There were $300,000 of disbursements under the plan in 2015 and there were no disbursements for 2014 or 2013.  In 2014 the Company expensed $1.3 million based upon actuarial tables for which the appropriate actuarial data for 2014 was utilized.  The actuarial assumptions reflected a discount rate of 3.37%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000.  The Company credited expense for $115,000 in 2015 based upon other changes to actuarial tables.  In 2013 the Company expensed $112,000 for this plan.  As of December 31, 2015 the Company had accrued $3.8 million for potential future payouts.

Note L—Income Taxes

The company operates predominantly in the United States and is subject to corporate net income taxes for federal and state purposes.  The company also has minimal operations in foreign jurisdictions.  In prior years these taxes were not considered material to the overall financial statements.

The components of income tax expense (benefit) included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2015	2014	2013
	(in thousands)
Current tax provision (benefit)
Federal	$ 286	$ (3,663)	$ 4,723
Foreign	353
State	727	2,730	2,244
	1,366	(933)	6,967
Deferred tax provision (benefit)

Federal	132	(13,705)	(208)
State	(48)	115	8
	84	(13,590)	(200)
	$ 1,450	$ (14,523)	$ 6,767

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 34% for 2015, 2014 and 2013, respectively, are as follows:

	For the years ended
	December 31,
	2015	2014	2013
	(in thousands)

Computed tax expense at statutory rate	$ 2,713	$ 2,479	$ 6,897
State taxes	448	1,877	1,486
Tax-exempt interest income	(4,165)	(4,304)	(1,898)
Foreign income tax rate difference	(163)	(591)	-
Meals and entertainment	196	-	-
Other nondeductible items	1,020	-	-
Valuation allowance - domestic	884	(14,485)	-
Valuation allowance - foreign	395	354	-
Other	122	147	282
	$ 1,450	$ (14,523)	$ 6,767

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 1,496	$ 1,236
Non-accrual interest	1,994	1,223
Deferred compensation	1,309	1,451
State taxes	1,029	2,107
Nonqualified stock options	3,195	2,962
Stock appreciation rights	100	100
Tax deductible goodwill	8,063	9,082
Depreciation	-	206
Other than temporary impairment	147	147
Partnership interest, Walnut St basis difference	1,654	1,654
Fair value adjustment to investments	362	-
Loan charges	14,372	16,745

Unrealized loss on AFS securities	1,028	-
AMT tax credit	1,535	1,092
Federal net operating loss	6,124	5,940
Foreign net operating loss	1,032	637
Other	1,822	3,748
Total gross deferred tax assets	45,262	48,330
Federal and state valuation allowance	(5,304)	(5,252)
Foreign valuation allowance	(1,032)	(637)

Deferred tax liabilities:
Unrealized gains on investment securities available for sale	-	6,642
Discount on Class A notes	2,126	2,126
Depreciation	593	-
Total deferred tax liabilities	2,719	8,768
Net deferred tax asset	$ 36,207	$ 33,673

The Company has a federal net operating loss carryforward of approximately $18 million that will expire in 2035.  The Company has approximately $55 million of state net operating losses from several states that will expire at varying times over the next 20 years.  Additionally, the Company has alternative minimum tax credits of $1.5 million to offset taxable income in the future that may be carried forward indefinitely.

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will able to recognize the existing deferred tax assets.  As part of the restatement of the Company’s financial statements for the years ended December 31, 2010, 2011, 2012 and 2013 and for the interim periods included within such years and for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, additional deferred tax assets were generated and available for the year ended December 31, 2014.  Management evaluated those newly-generated assets and increased the valuation allowance accordingly.  The majority of the increase in assets and corresponding increase in the valuation allowance is recognized as a component of discontinued operations.  The federal and state valuation allowance at December 31, 2015 and 2014, respectively, was $5.3 million and $5.2 million and is primarily related to assets included in discontinued operations.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the negative evidence is no longer present or diminishes due to growth of positive evidence.

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration.  The determination of the additional deferred taxes that have not been provided for is not practicable.  From its European operations, the Company has net operating loss carryforwards of approximately $10.3 million which may be carried forward indefinitely provided there is no change in ownership or nature of trade of the company within a period of expire over the next three years.  These losses have generated deferred tax assets in the amount of $1.0 million which have a full valuation allowance at December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2015	2014	2013

	(in thousands)

Beginning balance at January 1	$ 313	$ 352	$ 230
Increases (decreases) in tax provisions for prior years	27	(39)	122
Gross unrecognized tax benefits at December 31	$ 340	$ 313	$ 352

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2015.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

The Company files federal and state returns in jurisdictions with varying statutes of limitations.  The 2012 through 2014 tax years generally remain subject to examination by federal and most state tax authorities.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

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

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
	(in thousands except per share data)

Outstanding at January 1, 2015	2,602,000	$ 9.72	5.39
Granted	-	-	-	-
Exercised	(83,500)	7.66	-	-
Expired	(457,250)	15.08	-	-
Forfeited	(83,750)	9.20	-	-
Outstanding at December 31, 2015	1,977,500	$ 8.58	5.47	$ -
Exercisable at December 31, 2015	1,758,125	$ 8.48	5.29	$ -

A summary of the Company’s restricted stock units is presented below:

			Average
		Weighted	remaining
		average	contractual
		exercise	term
	Shares	price	(years)
Outstanding at January 1, 2015	148,381	$ 10.46	2.07
Granted	86,992	9.11	1.25
Vested	(49,460)	10.46
Forfeited	(17,868)	9.30
Outstanding at December 31, 2015	168,045	9.88	1.12

The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in 2015. There were no restricted stock units granted in 2014. The Company granted 197,481 restricted stock units with a vesting period of four years at a fair value of $10.46 in 2013.

 A  summary of the status of the Company’s non-vested options under the plans as of December 31, 2015, and changes during the year then ended, is presented below:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-Vested at January 1, 2015	502,750	$ 4.72
Granted	-	-
Vested	(238,875)	4.48
Expired	-	-
Forfeited	(44,500)	4.81
Non-Vested at December 31, 2015	219,375	$ 4.91

The Company did not grant any common stock options in 2015.  The Company granted 45,000 common stock options in 2014, with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.16.  The Company granted 215,000 common stock options in 2013, 35,000 with a vesting period of one year and 180,000 with a vesting period of four years.  The weighted-average fair value of the stock options issued was $4.85.  There were 132,960 options exercised and restricted stock units vested in 2015, 113,334 options exercised and restricted stock units vested in 2014 and 605,494 options exercised in 2013.  The total intrinsic value of the options exercised and stock units vested in 2015, 2014 and 2013 was $455,000,  $1.5 million and $3.0 million, respectively.  The total fair value of options that vested during the year ended December 31, 2015 was $1.2 million.

As of December 31, 2015, there was a total of $1.4 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately one year.  For the years ended December 31, 2015, 2014 and 2013 total compensation expense under share based payment arrangements was $2.0 million, $2.6 million and $3.2 million respectively and the related tax benefits recognized were $672,000,  $915,000 and $1.1 million,  respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2015	2014	2013
Risk-free interest rate	0.00%	2.36%	1.86%
Expected dividend yield	-	-	-
Expected volatility	0.00%	41.74%	49.71%-55.65%
Expected lives (years)	2.00	5.71	4.03-4.22

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2015 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011, which terminated on January 31, 2015.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $9,000,  $112,000 and $102,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012, which expired in May 2015. As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC. in 2015.  The Company pays only its proportionate share of the lease rate to a lessor which is an unrelated third party.  The Executive Chairman of the Board of Atlas Energy Group. LLC and , prior thereto, of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group LLC and , prior thereto, of the general partner of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the former Chief Executive Officer of the Company.  Rent expense is 50% of the fixed rent, real estate tax payment, and the base expense charges.  Rent expense was $35,000,  $104,000 and $104,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $33.4 million and $15.1 million as of December 31, 2015 and 2014, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2015, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2015 and 2014, loans to these related parties included in Assets held for sale amounted to $1.8 million and $28.1 million.  At December 31, 2015 and 2014, loans to these related parties included in Loans, net of deferred loan fees and costs amounted to $1.8 million and $30.9 million.

The Bank has periodically purchased securities under agreements to resell and engages in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman has a minority interest.  The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB.  The  Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2015 and had complied with the terms for all prior repurchase agreements.  There were no repurchase transaction outstanding at December 31, 2015; $46.3 million of such transactions were outstanding at December 31, 2014.

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

Note O—Commitments and Contingencies

1. Operating Leases

The Company leases its operations facility for a term expiring on October 31, 2025, and leases its Philadelphia offices for a term expiring in 2025.   The Company also has leases for business production offices in Pennsylvania, Maryland, Florida, Washington and Minnesota that expire at various times through 2018.   The Company leases space in South Dakota, USA, Gibraltar and Bulgaria for its prepaid card division.   The leases on these spaces expire at various times through 2022.  The Company leases space in Illinois for its Small Business Lending division for a term expiring in 2020.   The Company leases space in Florida for compliance operations for a term expiring in 2020.  The Company leases executive office space in New York for a term expiring in 2025. The Company leases a sales office in San Francisco, California for its payments businesses which expires in 2020.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents due to escalation clauses, required by these leases are as follows (in thousands):

Year ending December 31,

2016	$ 3,805
2017	3,933
2018	3,890
2019	3,960
2020	3,898
Thereafter	14,720
$ 34,206

Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $4.6 million, $4.0 million and $3.1 million, net of sublease rentals of approximately $0, $78,000 and $110,000, respectively.  The sublease expired in 2014.

2.	Legal Proceedings

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.  A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In re The Bancorp Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against the Company, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) the Company had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) the Company’s operations and credit practices were in violation of the BSA, and (iii) as a result, the Company’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of the Company’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class. The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016.  This litigation is in its preliminary stages. The Company has been advised by its counsel in the matter that reasonably possible losses cannot be estimated.  The Company believes that the complaint is without merit and intends to continue to defend vigorously.

In addition, the Company is a party to various routine legal proceedings arising out of the ordinary course of its business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

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

The approximate contract amounts and maturity term of the Company’s credit commitments are as follows:

	December 31,
	2015	2014
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 831,457	$ 709,080
Standby letters of credit	18,536	22,057
	$ 849,993	$ 731,137

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2015. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The standby letters of credit expire as follows: $250,000 in 2015, $16.9 million in 2016 and the remaining $1.4 million in 2017.

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

Note Q—Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for certain loans.  For fair value disclosure purposes, the Company utilized the fair value measurement criteria of ASC 820, Fair Value Measurements and Disclosures.

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.   In 2015, certain securities were reclassified to level 2 from level 3 based upon current market information. There were no transfers between levels in 2014.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $1.16 billion and $1.11 billion at December 31, 2015 and 2014, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices, if available, or by an estimation methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs” that are the best information available in the circumstances when market information is not available.  Level 3 investment securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

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

FHLB and Atlantic Central Bankers Bank stock are held as required by those respective institutions and are carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Accrued interest receivable has a carrying value that approximates fair value.

Investment in unconsolidated entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street.  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of December 31, 2015 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

Demand deposits (comprising interest-and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at December 31, 2015, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

	December 31, 2015
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,070,098	$ 1,070,098	$ -	$ 1,070,098	$ -
Investment securities held-to-maturity	93,590	91,599	7,490	76,552	7,557
Federal Home Loan and Atlantic Central Bankers Bank stock	1,062	1,062	-	-	1,062
Commercial loans held for sale	489,938	489,938	-	-	489,938
Loans, net	1,078,077	1,068,718	-	-	1,068,718
Investment in unconsolidated entity, senior note	166,548	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	11,972	-	-	11,972
Assets held for sale	583,909	583,909	-	-	583,909
Demand and interest checking	3,602,376	3,602,376	3,602,376	-	-
Savings and money market	383,832	383,832	383,832	-	-
Time deposits	428,549	428,711	-	-	428,711
Subordinated debentures	13,401	8,529	-	-	8,529
Securities sold under agreements to repurchase	925	925	925	-	-
Interest rate swaps, asset	43	43	-	43	-

	December 31, 2014
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,493,639	$ 1,493,639	$ 66,287	$ 1,425,986	$ 1,366
Investment securities held-to-maturity	93,765	91,914	7,448	-	84,466
Securities purchased under agreements to resell	46,250	46,250	46,250	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,002	1,002	-	-	1,002
Commercial loans held for sale	217,080	217,080	-	-	217,080
Loans, net	874,593	869,871	-	-	869,871
Investment in unconsolidated entity, senior note	178,187	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	15,408	-	-	15,408
Assets held for sale	887,929	887,929	-	-	887,929
Demand and interest checking	4,289,586	4,289,586	4,289,586	-	-
Savings and money market	330,798	330,798	330,798	-	-
Time deposits	1,400	1,412	-	-	1,412
Subordinated debentures	13,401	8,042	-	-	8,042
Securities sold under agreements to repurchase	19,414	19,414	19,414	-	-
Interest rate swaps, liability	942	942	-	942	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,238	$ -	$ 29,238	$ -
Federally insured student loan securities	115,149	-	115,149	-
Obligations of states and political subdivisions	194,859	-	194,859	-
Residential mortgage-backed securities	450,107	-	450,107	-
Commercial mortgage-backed securities	58,303	-	58,303	-
Commercial loan obligation securities	70,492	-	70,492	-
Foreign debt securities	57,132	-	57,132	-
Other debt securities	94,818	-	94,818	-
Total investment securities available for sale	1,070,098	-	1,070,098	-
Loans held for sale	489,938	-	-	489,938
Investment in unconsolidated entity, senior note	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	-	-	11,972
Interest rate swaps, asset	43	-	43	-
	$ 1,738,599	$ -	$ 1,070,141	$ 668,458

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 16,561	$ -	$ 16,561	$ -
Federally insured student loan securities	126,012	-	126,012	-
Obligations of states and political subdivisions	612,648	1,182	611,466	-
Residential mortgage-backed securities	422,129	-	422,129	-
Commercial mortgage-backed securities	123,239	-	123,239	-
Foreign debt securities	66,878	14,098	52,235	545
Other debt securities	126,172	51,007	74,344	821
Total investment securities available for sale	1,493,639	66,287	1,425,986	1,366
Loans held for sale	217,080	-	-	217,080
Investment in unconsolidated entity, senior note	178,187	-	-	178,187
Investment in unconsolidated entity, subordinated note	15,408	-	-	15,408
Interest rate swaps, liability	942	-	942	-
	$ 1,903,372	$ 66,287	$ 1,425,044	$ 412,041

The Company’s Level 3 assets are listed below (in thousands).

	Fair Value Measurements Using
0	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Beginning balance	$ 1,366	$ 551	$ 217,080	$ 69,904
Transfers into level 3	-	1,279	-	-
Transfers out of level 3	-	(551)	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(23)	-	1,677	1,846
Included in other comprehensive income	-	87	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	681,526	630,165
Sales	(1,343)	-	(410,345)	(484,835)
Settlements	-	-	-	-
Ending balance	$ -	$ 1,366	$ 489,938	$ 217,080

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 4,321	$ 3,587

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	December 31, 2015	December 31, 2014
Beginning balance	$ 193,595	$ -
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2,430)	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	193,595
Issuances	-	-
Sales	-	-
Settlements	(12,645)	-
Ending balance	$ 178,520	$ 193,595

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (2,430)	$ -

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2014 and 2013 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,428	$ -	$ -	$ 2,428
Intangible assets	4,929	-	-	4,929
	$ 7,357	$ -	$ -	$ 7,357

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,450	$ -	$ -	$ 2,450
Intangible assets	6,228	-	-	6,228
	$ 8,678	$ -	$ -	$ 8,678
(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

Impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $2.4 million through the establishment of specific reserves and other writedowns of $149,000 or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at December 31, 2015, were troubled debt restructured loans with a balance of $605,000 which had specific reserves of $43,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of December 31, 2015, the Company had entered into thirteen interest rate swap agreements with an aggregate notional amount of $68.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon LIBOR.  The Company recorded income of $984,000 for the year ended December 31, 2015 and a loss of $1.4 million and income of $436,000, respectively, for the years ended December 31, 2014 and 2013 to recognize the fair value of derivative instruments.  At December 31, 2015 and 2014, the amount payable by the Company under these swap agreements was $60,000 and $1.1 million, respectively.    At December 31, 2015 and 2014, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $400,000 and $3.6 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2015 are summarized below (in thousands):

	December 31, 2015
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 17, 2025	$ 4,000	2.27%	0.36%	$ (39)
August 17, 2025	2,500	2.27%	0.36%	(24)
August 17, 2025	2,500	2.27%	0.36%	(24)
October 7, 2025	3,200	2.06%	0.62%	33
November 27, 2025	1,700	2.10%	0.41%	11
December 11, 2025	2,400	2.14%	0.49%	10
December 15, 2025	5,300	2.10%	0.51%	40
December 17, 2025	3,300	2.18%	0.53%	1
December 22, 2025	4,100	2.14%	0.59%	17
December 23, 2025	6,800	2.16%	0.59%	20
December 24, 2025	8,200	2.17%	0.59%	10
December 29, 2025	9,900	2.20%	0.60%	(13)
December 30, 2025	14,800	2.19%	0.60%	1
Total	$ 68,700			$ 43

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August, 2015, the Bank entered into an Amendment to the 2014 Consent Order pursuant to which the Bank may not pay dividends without prior FDIC approval.  Previously, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.    The Federal Reserve approved the payment of the distributions on the Company’s trust preferred securities due December 15, 2015.  Future payments are subject to future approval by the Federal Reserve. (See Note I)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2015
Total capital
(to risk-weighted assets)
The Bancorp	$ 323,900	14.88%	$ 174,197	>=8.00	N/A	N/A
The Bancorp Bank	310,361	14.18%	175,111	8.00	219,067	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp	319,500	14.67%	87,099	>=6.00	N/A	N/A
The Bancorp Bank	305,961	13.98%	87,556	6.00	175,254	>= 8.00%

Tier I capital
(to average assets)
The Bancorp	319,500	7.17%	178,227	>=4.00	N/A	N/A
The Bancorp Bank	305,961	6.90%	177,292	4.00	221,621	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp	319,500	14.67%	97,986	>=4.00	N/A	N/A
The Bancorp Bank	305,961	13.98%	98,500	4.50	175,254	>= 6.50%

As of December 31, 2014
Total capital
(to risk-weighted assets)
The Bancorp	$ 302,458	11.67%	$ 216,440	>=8.00	N/A	N/A
The Bancorp Bank	276,003	10.59%	217,778	8.00	272,222	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp	298,819	11.54%	108,220	>=4.00	N/A	N/A
The Bancorp Bank	272,366	10.46%	108,889	4.00	163,333	>= 6.00%

Tier I capital
(to average assets)
The Bancorp	298,819	7.07%	175,209	>=4.00	N/A	N/A
The Bancorp Bank	272,366	6.46%	175,258	4.00	219,073	>= 5.00%

As of December 31, 2015, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, capital rules were modified as part of a multi year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

 In 2015 the Company paid a $3,000,000 civil money penalty as part of an amendment and restatement of the 2012 Consent Order with the FDIC.  The 2015 Consent Order requires additional quarterly reporting on the part of the Bank to the FDIC.  On June 4, 2014, an Order with the FDIC became effective and encompassed Bank Secrecy Act, or BSA, Anti-Money Laundering Act, or AML, and other areas.  As a result of the Order, the Bank incurred significant remediation expenses for third party consultants in 2015 and 2014, which will continue into 2016. The vast majority of the expense is to perform a “lookback” to analyze historical transactions.  Additional permanent expenses have and will result due to a significant increase in the number of employees performing BSA/AML related functions.  The 2014 Consent Order, as amended, restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  The removal of these limitations depends upon the Bank’s issuance of a BSA report to the FDIC summarizing the completion of certain corrective action and the FDIC’s approval thereof.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

 Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2015	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 19,717	$ 20,372	$ 21,193	$ 22,248
Net interest income	16,514	17,037	17,798	18,582
Provision for loan and lease losses	665	510	625	300
Non-interest income	20,777	24,724	17,299	70,267
Non-interest expense	40,860	46,434	47,795	58,999
Income (loss) from continuing operations before income tax expense	(4,234)	(5,183)	(13,323)	29,550
Income tax expense (benefit)	(2,427)	(2,684)	(5,706)	12,267
Net income (loss) from continuing operations	(1,807)	(2,499)	(7,617)	17,283
Net income from discontinued operations, net of tax	2,021	2,673	2,042	1,336
Net income (loss) available to common shareholders	$ 214	$ 174	$ (5,575)	$ 18,619

Net income (loss) per share from continuing operations - basic	$ (0.05)	$ (0.07)	$ (0.20)	$ 0.46
Net income per share from discontinued operations - basic	$ 0.05	$ 0.07	$ 0.05	$ 0.04
Net income (loss) per share - basic	$ -	$ -	$ (0.15)	$ 0.50

Net income (loss) per share from continuing operations - diluted	$ (0.05)	$ (0.07)	$ (0.20)	$ 0.46
Net income per share from discontinued operations - diluted	$ 0.05	$ 0.07	$ 0.05	$ 0.04
Net income (loss) per share - diluted	$ -	$ -	$ (0.15)	$ 0.50

	Three months ended
2014	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 16,555	$ 17,610	$ 18,033	$ 18,522
Net interest income	13,651	14,791	15,268	15,715
Provision for loan and lease losses	1,275	1,173	158	(1,404)
Non-interest income	23,678	23,389	20,307	17,675
Non-interest expense	31,205	34,012	33,135	37,628
Income (loss) from continuing operations before income tax expense	4,849	2,995	2,282	(2,834)
Income tax expense (benefit)	1,623	1,343	(3,560)	(13,929)
Net income from continuing operations	3,226	1,652	5,842	11,095
Net income (loss) from discontinued operations, net of tax	(1,599)	8,670	19,127	9,096
Net income (loss) available to common shareholders	$ 1,627	10,322	24,969	20,191

Net income per share from continuing operations - basic	$ 0.08	$ 0.04	$ 0.15	$ 0.31
Net income (loss) per share from discontinued operations - basic	$ (0.04)	$ 0.23	$ 0.51	$ 0.24
Net income per share - basic	$ 0.04	$ 0.27	$ 0.66	$ 0.55

Net income per share from continuing operations - diluted	$ 0.08	$ 0.04	$ 0.15	$ 0.30
Net income (loss) per share from discontinued operations - diluted	$ (0.04)	$ 0.23	$ 0.51	$ 0.22
Net income per share - diluted	$ 0.04	$ 0.27	$ 0.66	$ 0.52

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2015	2014

	(in thousands)
Assets
Cash and due from banks	9,473	$ 6,386
Intercompany loans	-	3,857
Investment in subsidiaries	313,817	310,507
Other assets	10,133	11,713
Total assets	$ 333,423	$ 332,463

Liabilities and stockholders' equity
Other liabilities	$ 21	$ 39
Subordinated debentures	13,401	13,401
Stockholders' equity	320,001	319,023
Total liabilities and stockholders' equity	$ 333,423	$ 332,463

Condensed Statements of Operations

	Years ended
	December 31,
	2015	2014	2013

	(in thousands)
Income
Interest on intercompany loans	$ 4	$ 13	$ -
Other income	36,283	30,235	27,415
Total income	36,287	30,248	27,415

Expense
Interest on subordinated debentures	448	478	548
Non-interest expense	37,137	32,351	29,507
Total expense	37,585	32,829	30,055
Equity in undistributed income of subsidiaries	14,730	58,802	(12,939)
Income (loss) before tax benefit	13,432	56,221	(15,579)
Income tax provision (benefit)	-	(888)	(1,157)
Net income (loss) available to common shareholders	$ 13,432	$ 57,109	$ (14,422)

Condensed Statements of Cash Flows

	Years ended
	December 31,
	2015	2014	2013

	(in thousands)
Operating activities
Net income (loss)	$ 13,432	$ 57,109	$ (14,422)
(Increase) decrease in other assets	1,580	(3,441)	(1,735)
Increase (decrease) in other liabilities	(18)	21	(73)
Stock based compensation expense	1,975	2,641	3,157
Equity in undistributed income	(14,730)	(58,802)	12,939
Net cash used in (provided by) operating activities	2,239	(2,472)	(134)

Investing activities
Net (increase) decrease in loans	3,857	(3,857)	-
Contribution to subsidiary	(3,009)	(58,000)	(16,798)
Net cash used in investing activities	848	(61,857)	(16,798)

Financing activities
Proceeds from the issuance of common stock	-	-	1,629
Proceeds from the exercise of common stock options	-	103	1,653

Net cash provided by financing activities	-	103	3,282
Net increase (decrease) in cash and cash equivalents	3,087	(64,226)	(13,650)
Cash and cash equivalents, beginning of year	6,386	70,612	84,262
Cash and cash equivalents, end of year	$ 9,473	$ 6,386	$ 70,612

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

	For the year ended December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 49,789	$ 11	$ 33,730	$ -	$ 83,530
Interest allocation	-	33,730	(33,730)	-	-
Interest expense	5,039	7,445	1,115	-	13,599
Net interest income	44,750	26,296	(1,115)	-	69,931
Provision for loan and lease losses	2,100	-	-	-	2,100
Non-interest income	17,891	97,963	17,213	-	133,067
Non-interest expense	47,863	128,828	17,397	-	194,088
Income (loss) from continuing operations before taxes	12,678	(4,569)	(1,299)	-	6,810
Income taxes	-	-	1,450	-	1,450
Income (loss) from continuing operations	12,678	(4,569)	(2,749)	-	5,360
Income from discontinued operations	-	-	-	8,072	8,072
Net income (loss)	$ 12,678	$ (4,569)	$ (2,749)	$ 8,072	$ 13,432

	For the year ended December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 36,402	$ 58	$ 34,260	$ -	$ 70,720
Interest allocation	-	34,261	(34,261)	-	-

Interest expense	3,964	6,137	1,194	-	11,295
Net interest income	32,438	28,182	(1,195)	-	59,425
Provision for loan and lease losses	1,202	-	-	-	1,202
Non-interest income	19,030	65,509	510	-	85,049
Non-interest expense	37,933	79,145	18,902	-	135,980
Income (loss) from continuing operations before taxes	12,333	14,546	(19,587)	-	7,292
Income taxes	-	-	(14,523)	-	(14,523)
Income (loss) from continuing operations	12,333	14,546	(5,064)	-	21,815
Income from discontinued operations	-	-	-	35,294	35,294
Net income (loss)	$ 12,333	$ 14,546	$ (5,064)	$ 35,294	$ 57,109

	For the year ended December 31, 2013
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 27,577	$ 64	$ 23,509	$ -	$ 51,150
Interest allocation	-	23,510	(23,510)	-	-
Interest expense	3,762	4,796	2,210	-	10,768
Net interest income	23,815	18,778	(2,211)	-	40,382
Provision for loan and lease losses	355	-	-	-	355
Non-interest income	23,049	57,129	1,895	-	82,073
Non-interest expense	30,190	59,202	12,425	-	101,817
Income (loss) from continuing operations before taxes	16,319	16,705	(12,741)	-	20,283
Income taxes	-	-	6,767	-	6,767
Income (loss) from continuing operations	16,319	16,705	(19,508)	-	13,516
Loss from discontinued operations	-	-	-	(27,938)	(27,938)
Net income (loss)	$ 16,319	$ 16,705	$ (19,508)	$ (27,938)	$ (14,422)

December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,747,558	$ 35,165	$ 2,399,191	$ 583,909	$ 4,765,823
Total liabilities	$ 783,866	$ 2,991,856	$ 670,100	$ -	$ 4,445,822

December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,099,914	$ 30,503	$ 2,967,971	$ 887,929	$ 4,986,317
Total liabilities	$ 1,165,567	$ 3,198,129	$ 303,598	$ -	$ 4,667,294

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
	2015	2014	2013

		(in thousands)
Interest income	$ 28,925	$ 44,097	$ 53,972
Interest expense	-	-	-
Provision for loan and lease losses	-	26,919	58,038
Net interest income (loss) after provision	28,925	17,178	(4,066)

Non interest income	2,513	1,624	1,357
Non interest expense	18,645	(35,823)	8,960

Income (loss) before taxes	12,793	54,625	(11,669)
Income taxes	4,721	19,331	16,269
Net income (loss)	$ 8,072	$ 35,294	$ (27,938)

	December 31,	December 31,
	2015	2014

	(in thousands)
Loans, net	$ 568,748	$ 867,399
Other assets	15,161	20,530
Total assets	$ 583,909	$ 887,929

Based upon an independent third party review performed as of September 30, 2014, the first reporting date after discontinuance of commercial loan operations, the Company marked the $1.20 billion commercial lending portfolio balance as of that date to lower of cost or market.  An independent third party financial advisory firm performed the lower of cost or market valuation, using the income approach in a discounted cash flow model.  Large balance commercial loans were modeled on a loan level basis. Small balance commercial loans were modeled on a pool basis where loans are grouped by common characteristics including loan type, loan collateral, amortization type and coupon.  The expected cash flows for the loans or pools were derived from the contractual loan terms, adjusted for prepayments and credit considerations as applicable.  The loan level credit analysis was also performed by an independent third party which reviewed the majority of the credit portfolio for credit inputs into the model. Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Discount rates used in the model were derived from observable market interest rates or credit spreads for comparable loans including national and regional commercial loan pricing surveys, dealer market research and market pricing quotations for new issuance.  Market quoted interest rates were adjusted for the subject loan or pool to account for differences in loan characteristics including loan term, loan size, loan vintage and loan credit quality. These analyses are performed at each quarterly and annual reporting period.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	3.13%-9.09%

Small balance commercial loans	Discounted cash flows	Discount rate	4.18%-7.08%

   The Company has sold loans with a book value of approximately $342.2 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations. The $342.2 million of loans sold had a face value of approximately $417.1 million. These sales were comprised of the following:  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were sold in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans sold to the securitization, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  The Company continues to pursue additional loan sales.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was  effective as of December 31, 2015.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015.  Their report dated March 15, 2016 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 15, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in the 2016 Proxy Statement to be filed is incorporated herein by reference

Item 11. Executive Compensation

Information included in the 2016 Proxy Statement to be filed is incorporated herein by reference

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2016 Proxy Statement to be filed is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in the 2016 Proxy Statement to be filed is incorporated herein by reference

Item 14. Principal Accountant Fees and Services

Information included in the 2016 Proxy Statement to be filed is incorporated herein by reference

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on From 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2015 and 2014

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2015

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2015

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated October 23, 2016 between the Bancorp, Inc. and Health Equity, Inc.(14)
3.1	Certificate of Incorporation(1)
4.1	Specimen stock certificate(1)
10.1	1999 Stock Option Plan (the “1999 SOP”)(2)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(2)
10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(2)
10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(3)
10.5	Form of Grant of Non-Qualified Stock Option under the 2005 Plan(4)
10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(4)
10.7	Form of Stock Unit Award Agreement under the 2005 Plan(5)
10.8	Employee and Non-employee Director Non-Cash Compensation Plan(1)
10.9	Stock Option and Equity Plan of 2011(6)
10.10	Form of Grant of Stock Option under the 2011 Plan (7)
10.11	Form of Restricted Stock Unit Award Agreement (8)
10.12	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (9)
10.13	Form of Grant of Stock Option under the 2013 Plan(10)
10.14	Form of Grant of Restricted Stock under the 2013 Plan(10)
10.15	Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and Cantor Fitzgerald and Company(11)
10.16	Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and BTIG, LLC(12)
10.17	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (13)
10.18	Offer Letter dated December 13, 2015 between the Bancorp, Inc. and John C. Chrystal(15)
10.19	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (16)

12.1	Ratio of earnings to fixed changes
21.1	Subsidiaries of Registrant
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

*	Filed herewith.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011, and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein.
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our current report on Form 8-K filed July 11, 2014, and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our annual report on Form 10-K filed March 17, 2014.
(13)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein.
(14)	Filed previously as an exhibit to our current report on Form 8-K filed October 27, 2015 and by this reference incorporated herein.
(15)	Filed previously as an exhibit to our current report on Form 8-K filed December 15, 2015 and by this reference incorporated herein.
(16)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANCORP, INC. (Registrant)

March 15, 2016	By:	/s/ John C. Chrystal
John C. Chrystal
Interim Chief Executive Officer

/s/ John C. Chrystal	Interim Chief Executive Officer, President and Director	March 15, 2016
JOHN C. CHRYSTAL	(principal executive officer)

/s/ Daniel G. Cohen	Director	March 15, 2016
DANIEL G. COHEN

/s/ Walter T. Beach	Director	March 15, 2016
WALTER T. BEACH

/s/ Michael J. Bradley	Director	March 15, 2016
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 15, 2016
MATTHEW COHN

/s/ William H. Lamb	Director	March 15, 2016
WILLIAM H. LAMB

/s/ James J. McEntee III	Director	March 15, 2016
JAMES J. MCENTEE III

/s/ Mei-Mei Tuan	Director	March 15, 2016
MEI-MEI TUAN

/s/ Hersh Kozlov	Director	March 15, 2016
HERSH KOZLOV

/s/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 15, 2016
PAUL FRENKIEL	(principal accounting officer)