Form 10-Q
period 2016-03-31
Bancorp, Inc.
filed 2016-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2016

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

As of May 1, 2016 there were 37,945,153 outstanding shares of common stock, $1.00 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 8,542	$ 7,643
Interest earning deposits at Federal Reserve Bank	757,773	1,147,519
Securities purchased under agreements to resell	10,208	-
Total cash and cash equivalents	776,523	1,155,162

Investment securities, available-for-sale, at fair value	1,252,754	1,070,098
Investment securities, held-to-maturity (fair value $91,498 and $91,599, respectively)	93,550	93,590
Commercial loans held for sale	313,595	489,938
Loans, net of deferred loan fees and costs	1,114,053	1,078,077
Allowance for loan and lease losses	(4,378)	(4,400)
Loans, net	1,109,675	1,073,677
Federal Home Loan Bank and Atlantic Community Bancshares stock	1,063	1,062
Premises and equipment, net	21,692	21,631
Accrued interest receivable	9,172	9,471
Intangible assets, net	4,672	4,929
Deferred tax asset, net	32,462	36,207
Investment in unconsolidated entity, at fair value	177,211	178,520
Assets held for sale from discontinued operations	536,548	583,909
Other assets	50,802	47,629
Total assets	$ 4,379,719	$ 4,765,823

LIABILITIES
Deposits
Demand and interest checking	$ 3,610,003	$ 3,602,376
Savings and money market	388,953	383,832
Time deposits	-	428,549
Total deposits	3,998,956	4,414,757

Securities sold under agreements to repurchase	671	925
Subordinated debenture	13,401	13,401
Other liabilities	51,102	16,739
Total liabilities	4,064,130	4,445,822

SHAREHOLDERS' EQUITY
Common stock - authorized, 50,000,000 shares of $1.00 par value; 37,945,153 and 37,861,218
shares issued at March 31, 2016 and December 31, 2015, respectively	37,945	37,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	301,018	300,549
Accumulated deficit	(26,361)	(15,449)
Accumulated other comprehensive income (loss)	3,853	(2,094)
Total shareholders' equity	315,589	320,001

Total liabilities and shareholders' equity	$ 4,379,719	$ 4,765,823

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2016	2015
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 15,869	$ 10,697
Interest on investment securities:
Taxable interest	6,532	5,060
Tax-exempt interest	321	3,174
Federal funds sold/securities purchased under agreements to resell	27	164
Interest earning deposits	902	622
	23,651	19,717
Interest expense
Deposits	2,971	3,099
Securities sold under agreements to repurchase	-	9
Subordinated debenture	124	95
	3,095	3,203
Net interest income	20,556	16,514
Provision for loan and lease losses	-	665
Net interest income after provision for loan and lease losses	20,556	15,849

Non-interest income
Service fees on deposit accounts	847	1,760
Card payment and ACH processing fees	1,267	1,253
Prepaid card fees	13,574	13,132
Gain (loss) on sale of loans	(1,433)	1,676
Gain on sale of investment securities	2,026	80
Change in value of investment in unconsolidated entity	812	1,045
Leasing income	404	519
Debit card income (loss)	(92)	460
Affinity fees	1,094	412
Other	189	440
Total non-interest income	18,688	20,777

Non-interest expense
Salaries and employee benefits	19,584	15,525
Depreciation and amortization	1,239	1,202
Rent and related occupancy cost	1,459	1,385
Data processing expense	3,960	3,228
Printing and supplies	543	615
Audit expense	255	426
Legal expense	749	1,405
Amortization of intangible assets	294	297
FDIC insurance	2,350	2,853
Software	2,168	1,350
Insurance	510	458
Telecom and IT network communications	378	550
Securitization and servicing expense	569	479
Consulting	1,677	1,488
Bank Secrecy Act and lookback consulting expenses	14,315	5,744
Other	5,088	3,855
Total non-interest expense	55,138	40,860
Loss from continuing operations before income taxes	(15,894)	(4,234)
Income tax benefit	(5,272)	(2,427)
Net loss from continuing operations	$ (10,622)	$ (1,807)
Discontinued operations

Income (loss) from discontinued operations before income taxes	(369)	3,099
Income tax provision (benefit)	(79)	1,078
Income (loss) from discontinued operations, net of tax	(290)	2,021
Net income (loss) available to common shareholders	$ (10,912)	$ 214

Net loss per share from continuing operations - basic	$ (0.28)	$ (0.05)
Net income (loss) per share from discontinued operations - basic	$ (0.01)	$ 0.05
Net loss per share - basic	$ (0.29)	$ -

Net loss per share from continuing operations - diluted	$ (0.28)	$ (0.05)
Net income (loss) per share from discontinued operations - diluted	$ (0.01)	$ 0.05
Net loss per share - diluted	$ (0.29)	$ -

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2016	2015
	(in thousands)
Net income (loss)
Other comprehensive income (loss) net of reclassifications into net income:	$ (10,912)	$ 214

Other comprehensive income (loss)
Change in net unrealized gain during the period	11,373	4,522
Reclassification adjustments for losses included in income	(2,026)	(80)
Reclassification adjustments for foreign currency translation (gains)/losses	335	(552)
Amortization of losses previously held as available-for-sale	8	28
Net unrealized gain	9,690	3,918

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	4,550	1,583
Reclassification adjustments for losses included in income	(810)	(28)
Amortization of losses previously held as available-for-sale	3	10
Income tax expense (benefit) related to items of other comprehensive income	3,743	1,565

Other comprehensive income net of tax and reclassifications into net income	5,947	2,353
Comprehensive income (loss)	$ (4,965)	$ 2,567

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2016

(in thousands, except share data)

							Accumulated
	Common				Additional		other
	stock	Common		Treasury	paid-in	Retained	comprehensive
	shares	stock		stock	capital	earnings	income	Total

Balance at January 1, 2016	37,861,218	$ 37,861		$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss						(10,912)		(10,912)
Common stock issued as restricted shares,
net of tax benefits	83,935	84	-	-	(84)	-		-
Stock-based compensation	-	-		-	553	-	-	553
Other comprehensive income net of
reclassification adjustments and tax	-	-		-	-	-	5,947	5,947

Balance at March 31, 2016	37,945,153	$ 37,945		$ (866)	$ 301,018	$ (26,361)	$ 3,853	$ 315,589

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss from continuing operations	$ (10,622)	$ (1,807)
Net income (loss) from discontinued operations	(290)	2,021
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,533	1,499
Provision for loan and lease losses	-	665
Net amortization of investment securities discounts/premiums	2,057	3,573
Stock-based compensation expense	553	464
Loans originated for sale	(75,313)	(125,923)
Sale of loans originated for resale	250,223	104,859
Loss (gain)on sales of loans originated for resale	1,433	(1,676)
Gain on sale of fixed assets	(6)	(2)
Fair value adjustment on investment in unconsolidated entity	179	-
Gain on sale of investment securities	(2,026)	(80)
Decrease (increase) in accrued interest receivable	299	(39)
(Increase) decrease in other assets	(2,873)	1,203
Decrease (increase) in discontinued assets held for sale	2,223	(20,392)
Increase in other liabilities	34,363	297
Net cash provided by (used in) operating activities	201,733	(35,338)

Investing activities
Purchase of investment securities available-for-sale	(292,345)	(30,401)
Proceeds from sale of investment securities available-for-sale	78,971	35,226
Proceeds from redemptions and prepayments of securities held-to-maturity	28	89
Proceeds from redemptions and prepayments of securities available-for-sale	40,053	47,140
Net (increase) decrease in loans	(35,998)	3,632
Net decrease in discontinued loans held for sale	45,138	65,747
Proceeds from sale of fixed assets	8	144
Purchases of premises and equipment	(1,302)	(2,805)
Investment in unconsolidated entity	1,130	2,812
Net cash provided by (used in) investing activities	(164,317)	121,584

Financing activities
Net decrease in deposits	(415,801)	(129,740)
Net decrease in securities sold under agreements to repurchase	(254)	(11,455)
Net cash used in financing activities	(416,055)	(141,195)

Net decrease in cash and cash equivalents	(378,639)	(54,949)

Cash and cash equivalents, beginning of period	1,155,162	1,114,235

Cash and cash equivalents, end of period	$ 776,523	$ 1,059,286

Supplemental disclosure:
Interest paid	$ 3,268	$ 3,129
Taxes paid	$141	$ -

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.   The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and one subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2016 and for the three month periods ended March  31, 2016 and 2015, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K report).  The results of operations for the three month period ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”.   The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.   At March  31, 2016, the Company had three stock-based compensation plans, which are described in its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company did not grant stock options during the three month periods ended March 31, 2016 or March 31, 2015.  There were no common stock options exercised in the three month periods ended March 31, 2016 or March 31, 2015.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding at January 1, 2016	1,977,500	$ 8.58	5.47	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(1,000)	20.98	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016	1,976,500	$ 8.58	5.22	$ -
Exercisable at March 31, 2016	1,901,500	$ 8.52	5.13	$ -

The Company granted 489,000 restricted stock units (RSUs) in the first three months of 2016 of which 320,000 RSUs have a vesting period of three years and 169,000 have a vesting period of one year.  All 489,000 RSUs have a fair value of $4.50.  The Company granted 86,992 RSUs with a vesting period of two years at a fair value of $9.11 in the first three months of 2015.  The total fair value of RSUs vested for the three months ended March 31, 2016 and 2015 was $829,000 and $430,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2016	168,045	$ 9.88	1.12
Shares	-	-	-
Granted	489,000	4.50	2.14
Vested	(83,935)	9.88	-
Forfeited	-	-	-
Outstanding at March 31, 2016	573,110		1.96

As of March 31, 2016, there was a total of $3.0 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of  approximately 1.6  years.  Related compensation expense for the three months ended March 31, 2016 and 2015 was $553,000  and $464,000, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (10,622)	37,804,741	$ (0.28)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (10,622)	37,804,741	$ (0.28)

	For the three months ended
	March 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (290)	37,804,741	$ (0.01)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (290)	37,804,741	$ (0.01)

	For the three months ended
	March 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share
Net loss available to common shareholders	$ (10,912)	37,804,741	$ (0.29)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (10,912)	37,804,741	$ (0.29)

Stock options for 1,976,500 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at March 31, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (1,807)	37,745,619	$ (0.05)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (1,807)	37,745,619	$ (0.05)

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 2,021	37,745,619	$ 0.05
Effect of dilutive securities
Common stock options	-	312,782	-
Diluted income per share
Net income available to common shareholders	$ 2,021	38,058,401	$ 0.05

	For the three months ended
	March 31, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net income available to common shareholders	$ 214	37,745,619	$ -
Effect of dilutive securities
Common stock options	-	312,782	-
Diluted earnings per share
Net income available to common shareholders	$ 214	38,058,401	$ -

Stock options for 892,000 shares, exercisable at prices between $9.58 and $25.43 per share, were outstanding at March 31, 2015 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

Available-for-sale	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,604	$ 147	$ (42)	$ 27,709
Federally insured student loan securities	116,871	-	(3,789)	113,082
Tax-exempt obligations of states and political subdivisions	59,939	454	(34)	60,359
Taxable obligations of states and political subdivisions	88,810	4,353	-	93,163
Residential mortgage-backed securities	534,700	6,399	(1,217)	539,882
Commercial mortgage-backed securities	67,355	351	(493)	67,213
Collateralized loan obligation securities	195,065	280	(222)	195,123
Foreign debt securities	48,586	415	(70)	48,931
Corporate and other debt securities	105,975	1,499	(182)	107,292
	$ 1,244,905	$ 13,898	$ (6,049)	$ 1,252,754

Held-to-maturity	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,948	$ 478	$ (3,419)	$ 15,007
Other debt securities - pooled	75,602	906	(17)	76,491
	$ 93,550	$ 1,384	$ (3,436)	$ 91,498

Available-for-sale	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,315	$ 18	$ (95)	$ 29,238
Federally insured student loan securities	118,651	28	(3,530)	115,149
Tax-exempt obligations of states and political subdivisions	94,572	2,665	(74)	97,163
Taxable obligations of states and political subdivisions	95,802	2,370	(476)	97,696
Residential mortgage-backed securities	451,432	1,540	(2,865)	450,107
Commercial mortgage-backed securities	58,512	361	(570)	58,303
Collateralized loan obligation securities	70,573	-	(81)	70,492
Foreign debt securities	57,375	65	(308)	57,132
Corporate and other debt securities	95,354	188	(724)	94,818
	$ 1,071,586	$ 7,235	$ (8,723)	$ 1,070,098

Held-to-maturity	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,934	$ 569	$ (3,456)	$ 15,047
Other debt securities - pooled	75,656	938	(42)	76,552
	$ 93,590	$ 1,507	$ (3,498)	$ 91,599

Investments in Federal Home Loan Bank and Atlantic Community Bancshares stock are recorded at cost and amounted to $1.1 million at March 31, 2016 and December 31, 2015.

The amortized cost and fair value of the Company’s investment securities at March 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 68,298	$ 68,351	$ -	$ -
Due after one year through five years	213,082	214,504	7,015	7,400
Due after five years through ten years	468,106	471,849	-	-
Due after ten years	495,419	498,050	86,535	84,098
	$ 1,244,905	$ 1,252,754	$ 93,550	$ 91,498

At March 31, 2016 and December 31, 2015, investment securities with a book value of approximately $529.3 million and $472.3 million, respectively, were pledged as collateral to Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities is based on the fair market value supplied by a third-party market data provider while the fair value of held-to-maturity securities is based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first three months of 2016.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2016 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 10,879	$ (42)	$ -	$ -	$ 10,879	$ (42)
Federally insured student loan securities	20	58,522	(1,667)	54,560	(2,122)	113,082	(3,789)
Tax-exempt obligations of states and
political subdivisions	30	11,353	(5)	6,891	(29)	18,244	(34)
Residential mortgage-backed securities	53	151,221	(729)	38,867	(488)	190,088	(1,217)
Commercial mortgage-backed securities	33	34,149	(316)	8,475	(177)	42,624	(493)
Collateralized loan obligation securities	7	85,103	(222)	-	-	85,103	(222)
Foreign debt securities	16	7,837	(56)	2,694	(14)	10,531	(70)
Corporate and other debt securities	29	15,183	(144)	3,469	(38)	18,652	(182)
Total temporarily impaired
investment securities	191	$ 374,247	$ (3,181)	$ 114,956	$ (2,868)	$ 489,203	$ (6,049)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 5,607	$ (3,419)	$ 5,607	$ (3,419)
Pooled	1	25,563	(17)	-	-	25,563	(17)
Total temporarily impaired
investment securities	2	$ 25,563	$ (17)	$ 5,607	$ (3,419)	$ 31,170	$ (3,436)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2015 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 16,500	$ (95)	$ -	$ -	$ 16,500	$ (95)
Federally insured student loan securities	18	39,880	(1,832)	64,883	(1,698)	104,763	(3,530)
Tax-exempt obligations of states and
political subdivisions	31	1,510	(22)	18,976	(52)	20,486	(74)
Taxable obligations of states and
political subdivisions	30	40,310	(450)	7,023	(26)	47,333	(476)
Residential mortgage-backed securities	63	200,820	(2,155)	71,043	(710)	271,863	(2,865)
Commercial mortgage-backed securities	37	25,899	(233)	17,539	(337)	43,438	(570)
Collateralized loan obligation securities	5	56,638	(81)	13,855	-	70,493	(81)
Foreign debt securities	51	24,274	(245)	18,272	(63)	42,546	(308)
Corporate and other debt securities	75	50,073	(687)	10,761	(37)	60,834	(724)
Total temporarily impaired
investment securities	313	$ 455,904	$ (5,800)	$ 222,352	$ (2,923)	$ 678,256	$ (8,723)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 5,558	$ (3,456)	$ 5,558	$ (3,456)
Pooled	1	25,563	(42)	-	-	25,563	(42)
Total temporarily impaired
investment securities	2	$ 25,563	$ (42)	$ 5,558	$ (3,456)	$ 31,121	$ (3,498)

Other securities included in the held-to-maturity classification at March 31, 2016 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single-issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.6 million of other debt securities - pooled is comprised of the following: (i) one pooled trust preferred security for $22,000, which was collateralized by bank trust preferred securities; and (ii) three securities consisting of diversified portfolios of corporate securities with a book value of $75.6 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of March 31, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,906	$ 2,000	$ 94	Not rated
Security B	9,027	5,607	(3,420)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of March 31, 2016:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 22	$ 22	$ -	CAA1	*

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets.  These sales are accounted for as true sales and there is no continuing involvement in these loans after the sale.  Servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At March 31, 2016, the fair value of these loans held for sale was $313.6 million and the unpaid principal balance was $303.5 million.  Included in the loss on sale of loans in the Statement of Operations were gains recognized from changes in fair value of $4.2 million for the three months ended March 31, 2016.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statement of Operations.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2016	2015

SBA non real estate	$ 71,220	$ 68,887
SBA commercial mortgage	120,415	114,029
SBA construction	9,736	6,977
SBA loans *	201,371	189,893
Direct lease financing	240,670	231,514
SBLOC	592,656	575,948
Other specialty lending	48,153	48,315
Other consumer loans	21,782	23,180
	1,104,632	1,068,850
Unamortized loan fees and costs	9,421	9,227
Total loans, net of deferred loan costs	$ 1,114,053	$ 1,078,077

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.3 million and $2.8 million at March 31, 2016 and December 31, 2015 respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

*  The following table shows SBA loans and SBA loans held for sale for the period indicated (in thousands):

	March 31,	December 31,
	2016	2015

SBA loans, including deferred fees and costs	$ 209,605	$ 197,966
SBA loans included in held for sale	125,315	109,174
Total SBA loans	$ 334,920	$ 307,140

The following table provides information about impaired loans at March 31, 2016 and December 31, 2015 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2016
Without an allowance recorded
SBA non real estate	$ 262	$ 262	$ -	$ 262	$ -
Consumer - other	326	326	-	328	-
Consumer - home equity	1,002	1,102	-	685	-
With an allowance recorded					-
SBA non real estate	546	546	121	593	-
Consumer - other	-	-	-	-	-
Consumer - home equity	263	263	44	545	-
Total
SBA non real estate	808	808	121	855	-
Consumer - other	326	326	-	328	-
Consumer - home equity	1,265	1,365	44	1,230	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2016 or December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 643	$ 733
Consumer	1,265	1,194
Total non-accrual loans	1,908	1,927

Loans past due 90 days or more	787	403
Total non-performing loans	2,695	2,330
Other real estate owned	-	-
Total non-performing assets	$ 2,695	$ 2,330

The Company’s loans that were modified as of March 31, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	2	$ 427	$ 427	1	$ 171	$ 171
Consumer	2	430	430	2	434	434
Total	4	$ 857	$ 857	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 164	$ 262	$ -	$ 171	$ -
Consumer	-	326	105	-	330	104
Total	$ -	$ 490	$ 367	$ -	$ 501	$ 104

There were no loans that had been restructured within the last 12 months that have subsequently defaulted as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
March 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	-	-	-	(20)	-	-	(12)	-	(32)
Recoveries	-	-	-	6	-	-	4	-	10
Provision (credit)	78	302	37	(174)	(169)	(69)	(1)	(4)	-
Ending balance	$ 922	$ 710	$ 85	$ 834	$ 593	$ 130	$ 927	$ 177	$ 4,378

Ending balance: Individually evaluated for impairment	$ 121	$ -	$ -	$ -	$ -	$ -	$ 44	$ -	$ 165

Ending balance: Collectively evaluated for impairment	$ 801	$ 710	$ 85	$ 834	$ 593	$ 130	$ 883	$ 177	$ 4,213

Loans:
Ending balance	$ 71,220	$ 120,415	$ 9,736	$ 240,670	$ 592,656	$ 48,153	$ 21,782	$ 9,421	$ 1,114,053

Ending balance: Individually evaluated for impairment	$ 808	$ -	$ -	$ -	$ -	$ -	$ 1,591	$ -	$ 2,399

Ending balance: Collectively evaluated for impairment	$ 70,412	$ 120,415	$ 9,736	$ 240,670	$ 592,656	$ 48,153	$ 20,191	$ 9,421	$ 1,111,654

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

March 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	3,638
Charge-offs	(9)	-	-	-	-	-	(52)	-	(61)
Recoveries	-	-	-	-	-	-	1	-	1
Provision (credit)	517	(167)	(40)	236	28	(65)	97	59	665
Ending balance	$ 893	$ 294	$ 74	$ 1,072	$ 590	$ 1	$ 1,227	$ 92	$ 4,243

Ending balance: Individually evaluated for impairment	$ 280	$ -	$ -	$ -	$ -	$ -	$ 439	$ -	$ 719

Ending balance: Collectively evaluated for impairment	$ 613	$ 294	$ 74	$ 1,072	$ 590	$ 1	$ 788	$ 92	$ 3,524

Loans:
Ending balance	$ 62,385	$ 84,430	$ 15,181	$ 220,559	$ 447,649	$ 1,862	$ 30,120	$ 8,715	$ 870,901

Ending balance: Individually evaluated for impairment	$ 1,307	$ -	$ -	$ -	$ -	$ -	$ 2,969	$ -	$ 4,276

Ending balance: Collectively evaluated for impairment	$ 61,078	$ 84,430	$ 15,181	$ 220,559	$ 447,649	$ 1,862	$ 27,151	$ 8,715	$ 866,625

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2016 or December 31, 2015.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 643	$ 643	$ 70,577	$ 71,220
SBA commercial mortgage	-	-	-	-	-	120,415	120,415
SBA construction	-	-	-	-	-	9,736	9,736
Direct lease financing	2,360	510	786	-	3,656	237,014	240,670
SBLOC	-	-	-	-	-	592,656	592,656
Other specialty lending	-	-	-	-	-	48,153	48,153
Consumer - other	-	10	1	-	11	6,328	6,339
Consumer - home equity	294	1,099	-	1,265	2,658	12,785	15,443
Unamortized loan fees and costs	-	-	-	-	-	9,421	9,421
	$ 2,654	$ 1,619	$ 787	$ 1,908	$ 6,968	$ 1,107,085	$ 1,114,053

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

March 31, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 55,815	$ -	$ 1,188	$ -	$ -	$ 12,766	$ 1,451	$ 71,220
SBA commercial mortgage	93,998	-	-	-	-	8,088	18,329	120,415
SBA construction	9,349	-	-	-	-	387	-	9,736
Direct lease financing	96,813	-	752	-	-	21,653	121,452	240,670
SBLOC	223,417	-	-	-	-	10,795	358,444	592,656
Other specialty lending	46,479	-	-	-	-	-	1,674	48,153
Consumer	9,964	-	4,177	-	-	-	7,641	21,782
Unamortized loan fees and costs	-	-	-	-	-	-	9,421	9,421
	$ 535,835	$ -	$ 6,117	$ -	$ -	$ 53,689	$ 518,412	$ 1,114,053

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	$ 17,276	114,029
SBA construction	6,977	-	-	-	-	-	$ -	6,977
Direct lease financing	90,588	-	670	-	-	17,200	$ 123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	$ 352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	$ 1,795	48,315
Consumer	7,631	70	3,473	-	-	457	$ 11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	$ 9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America,  Inc. commencing in September 2011 which terminated January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was  50% of the fixed rent, real estate tax and the base expense charges.  Rent expense was $0 and $9,000 for the three months ended March 31,  2016 and 2015, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  This agreement expired in May 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $0 and $26,000 for the three months ended March  31, 2016 and 2015, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $16.1 million and $33.4 million as of March 31, 2016 and December 31, 2015, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At March 31, 2016, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Loans, net of deferred loan fees and costs, amounted to $1.5 million at March 31, 2016 and $1.8 million at December 31, 2015.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at March 31, 2016 and had complied with all terms for all prior repurchase agreements. There were $10.2 million of repurchase transactions outstanding at March 31, 2016 and none outstanding at December 31, 2015.

The Company entered into a consulting agreement with Betsy Z. Cohen, its former Chief Executive Officer, which was effective January 1, 2015 and expires on December 31, 2016. Under the agreement, Mrs. Cohen acts as an advisor to the Board of Directors and executive management with respect to business strategies, the performance of various lines of business, and other corporate and regulatory matters.  The agreement is intended to preserve for the Company Mrs. Cohen’s insight and experience with respect to the Company, the Bank and the financial services industry generally.  The agreement provides for a monthly consulting fee of $30,000, and the provision of office space and administrative support.  We have not paid any monthly fees under this agreement pending regulatory review.

Note 8. Fair Value Measurements

ASC 825,” Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.   For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, Fair Value Measurements and Disclosures.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $776.5 million and $1.16 billion as of March 31, 2016 and December 31, 2015, respectively, which approximated fair values.

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

FHLB and Atlantic Community Bancshares stock is held as required by those respective institutions and is carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Community Bancshares requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held for sale have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions.

The net loan portfolio at March 31, 2016 and December 31, 2015 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.    Accrued interest receivable has a carrying value that approximates fair value

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of March 31, 2016 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

The estimated fair values of demand deposits (comprising interest and non-interest bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts). The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at March 31, 2016, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

The fair values of interest rate swaps are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees.  The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.  Fair values of unrecognized financial instruments, including commitments to extend credit, and the fair value of letters of credit are considered immaterial

The following tables provide information regarding carrying amounts and estimated fair values:

	March 31, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,252,754	$ 1,252,754	$ -	$ 1,252,754	$ -
Investment securities held-to-maturity	93,550	91,498	7,599	-	83,899
Securities purchased under agreements to resell	10,208	10,208	10,208	-	-
Federal Home Loan and Atlantic Community Bancshares stock	1,063	1,063	-	-	1,063
Commercial loans held for sale	313,595	313,595	-	-	313,595
Loans, net of deferred loan fees and costs	1,114,053	1,107,860	-	-	1,107,860
Investment in unconsolidated entity, senior note	165,509	165,509	-	-	165,509
Investment in unconsolidated entity, subordinated note	11,702	11,702	-	-	11,702
Assets held for sale	536,548	536,548	-	-	536,548
Demand and interest checking	3,610,003	3,610,003	3,610,003	-	-
Savings and money market	388,953	388,953	388,953	-	-
Subordinated debentures	13,401	8,735	-	-	8,735
Securities sold under agreements to repurchase	671	671	671	-	-
Interest rate swaps, liability	3,763	3,763	-	3,763	-

	December 31, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,070,098	$ 1,070,098	$ -	$ 1,070,098	$ -
Investment securities held-to-maturity	93,590	91,599	7,490	76,552	7,557
Federal Home Loan and Atlantic Community Bancshares stock	1,062	1,062	-	-	1,062
Commercial loans held for sale	489,938	489,938	-	-	489,938
Loans, net of deferred loan fees and costs	1,078,077	1,068,718	-	-	1,068,718
Investment in unconsolidated entity, senior note	166,548	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	11,972	-	-	11,972
Assets held for sale	583,909	583,909	-	-	583,909
Demand and interest checking	3,602,376	3,602,376	3,602,376	-	-
Savings and money market	383,832	383,832	383,832	-	-
Time deposits	428,549	428,711	-	-	428,711
Subordinated debentures	13,401	8,529	-	-	8,529
Securities sold under agreements to repurchase	925	925	925	-	-
Interest rate swaps, asset	43	43	-	43	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarch, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 27,709	$ -	$ 27,709	$ -
Federally insured student loan securities	113,082	-	113,082	-
Obligations of states and political subdivisions	153,522	-	153,522	-
Residential mortgage-backed securities	539,882	-	539,882	-
Commercial mortgage-backed securities	67,213	-	67,213	-
Collateralized loan obligation securities	195,123	-	195,123	-
Foreign debt securities	48,931	-	48,931	-
Other debt securities	107,292	-	107,292	-
Total investment securities available for sale	1,252,754	-	1,252,754	-
Loans held for sale	313,595	-	-	313,595
Investment in unconsolidated entity, senior note	165,509	-	-	165,509
Investment in unconsolidated entity, subordinated note	11,702	-	-	11,702
Assets held for sale	536,548	-	-	536,548
Interest rate swaps, liability	3,763	-	3,763	-
	$ 2,276,345	$ -	$ 1,248,991	$ 1,027,354

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,238	$ -	$ 29,238	$ -
Federally insured student loan securities	115,149	-	115,149	-
Obligations of states and political subdivisions	194,859	-	194,859	-
Residential mortgage-backed securities	450,107	-	450,107	-
Commercial mortgage-backed securities	58,303	-	58,303	-
Collateralized loan obligation securities	70,492	-	70,492	-
Foreign debt securities	57,132	-	57,132	-
Other debt securities	94,818	-	94,818	-
Total investment securities available for sale	1,070,098	-	1,070,098	-
Loans held for sale	489,938	-	-	489,938
Investment in unconsolidated entity, senior note	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	-	-	11,972
Assets held for sale	583,909	-	-	583,909
Interest rate swaps, asset	43	-	43	-
	$ 2,322,508	$ -	$ 1,070,141	$ 1,252,367

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Beginning balance	$ -	$ 1,366	$ 489,938	$ 217,080
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(23)	4,157	1,677
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	75,313	681,526
Sales	-	(1,343)	(255,813)	(410,345)
Settlements	-	-	-	-
Ending balance	$ -	$ -	$ 313,595	$ 489,938

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 4,094	$ 4,321

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	March 31, 2016	December 31, 2015
Beginning balance	$ 178,520	$ 193,595
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(179)	(2,430)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	(1,130)	(12,645)
Ending balance	$ 177,211	$ 178,520

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (179)	$ (2,430)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,399	$ -	$ -	$ 2,399
Intangible assets	4,672	-	-	4,672
	$ 7,071	$ -	$ -	$ 7,071

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,428	$ -	$ -	2,428
Intangible assets	4,929	-	-	4,929
	$ 7,357	$ -	$ -	$ 7,357

*  The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2016,  impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, are $2.4 million through specific reserves and other write downs of $165,000 or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at March 31, 2016 were troubled debt restructured loans with a balance of $857,000 which had specific reserves of $41,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of March 31, 2016, the Company had entered into twenty interest rate swap agreements with an aggregate notional amount of $96.5 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $3.8 million for the three months ended March 31, 2016 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount payable by the Company under these swap agreements was $4.2 million at March 31, 2016 which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $4.5 million as of March 31, 2016.

The maturity dates, notional amounts, interest rates paid and received, and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2016 are summarized below (in thousands):

	March 31, 2016
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 17, 2025	$ 4,000	2.3%	0.62%	$ (241)
August 17, 2025	2,500	2.3%	0.62%	(150)
August 17, 2025	2,500	2.3%	0.62%	(151)
October 7, 2025	3,200	2.1%	0.62%	(130)
November 27, 2025	1,700	2.1%	0.64%	(76)
December 11, 2025	2,400	2.1%	0.63%	(114)
December 15, 2025	5,300	2.1%	0.63%	(235)
December 17, 2025	3,300	2.2%	0.64%	(171)
December 22, 2025	4,100	2.1%	0.62%	(196)
December 23, 2025	6,800	2.2%	0.62%	(335)
December 24, 2025	8,200	2.2%	0.63%	(417)
December 29, 2025	9,900	2.2%	0.63%	(530)
December 30, 2025	14,800	2.2%	0.63%	(772)
January 28, 2026	3,000	1.9%	0.62%	(68)
February 8, 2026	7,700	1.8%	0.62%	(90)
February 8, 2026	6,600	1.8%	0.62%	(82)
February 16, 2026	4,600	1.5%	0.62%	70
March 10, 2026	1,200	1.7%	0.64%	(5)
March 15, 2026	3,000	1.8%	0.63%	(54)
March 29, 2026	1,700	1.7%	0.63%	(16)
Total	$ 96,500			$ (3,763)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition, the Company expects to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 million acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($1.1 million over the next five years).  The gross carrying amount of the software is $1.8 million and the accumulated amortization is $900,000 as of March 31, 2016.

The Company accounts for its customer list in accordance with ASC 350, Intangibles—Goodwill and Other. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($4.7 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of March 31, 2016 the accumulated amortization was $8.2 million.  For both 2016 and 2015, amortization expense for the first quarter was $250,000.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis. This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE.  It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.  This update is effective for annual and interim periods beginning after December 15, 2015.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

In January 2016, the FASB issued ASU 2016-11, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.   This ASU revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases.  The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early application of this ASU is permitted for all entities.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several areas of accounting for share based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. For public companies, this is effective for annual periods beginning after December 15, 2016, and the interim periods within those annual periods. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August, 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due March 15, 2016.   Future payments are subject to future approval by the Federal Reserve.

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

Note 13. Legal

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages. The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion is pending.   We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.   Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business; specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, SBA loans, leasing and SBLOCs and any deposits generated by those business lines.  Payments include prepaid cards, merchant payments and healthcare accounts. The vast majority of the healthcare accounts were sold in fourth quarter 2015 and the balance of such accounts are in the process of being sold.  Corporate includes the investment portfolio, corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the three months ended March 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 15,851	$ 1	$ 7,799	$ -	$ 23,651
Interest allocation	-	7,799	(7,799)	-	-
Interest expense	684	1,871	540	-	3,095
Net interest income	15,167	5,929	(540)	-	20,556
Provision for loan and lease losses	-	-	-	-	-
Non-interest income	282	16,350	2,056	-	18,688
Non-interest expense	14,655	35,901	4,582	-	55,138
Income (loss) from continuing operations before taxes	794	(13,622)	(3,066)	-	(15,894)
Income tax benefit	-	-	(5,272)	-	(5,272)
Income (loss) from continuing operations	794	(13,622)	2,206	-	(10,622)
Loss from discontinued operations	-	-	-	(290)	(290)
Net income (loss)	$ 794	$ (13,622)	$ 2,206	$ (290)	$ (10,912)

	For the three months ended March 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 10,688	$ 10	$ 9,019	$ -	$ 19,717
Interest allocation	-	9,019	(9,019)	-	-
Interest expense	1,212	1,790	200	-	3,203
Net interest income	9,476	7,239	(200)	-	16,514
Provision for loan and lease losses	665	-	-	-	665
Non-interest income	4,012	16,739	26	-	20,777
Non-interest expense	10,449	25,979	4,433	-	40,860
Income (loss) from continuing operations before taxes	2,374	(2,001)	(4,607)	-	(4,234)
Income tax benefit	-	-	(2,427)	-	(2,427)
Income (loss) from continuing operations	2,374	(2,001)	(2,180)	-	(1,807)
Income from discontinued operations	-	-	-	2,021	2,021
Net income (loss)	$ 2,374	$ (2,001)	$ (2,180)	$ 2,021	$ 214

March 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,582,447	$ 36,984	$ 2,223,739	$ 536,548	$ 4,379,719
Total liabilities	$ 535,429	$ 3,273,265	$ 255,436	$ -	$ 4,064,130

December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,747,558	$ 35,165	$ 2,399,191	$ 583,909	$ 4,765,823
Total liabilities	$ 783,866	$ 2,991,856	$ 670,100	$ -	$ 4,445,822

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months ended March  31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(in thousands)
Interest income	$ 5,819	$ 8,535
Interest expense	-	-
Provision for loan and lease losses	-	-
Net interest income after provision	5,819	8,535

Non interest income	52	48
Non interest expense	6,240	5,484

Income (loss) before taxes	(369)	3,099
Income tax (benefit) provision	(79)	1,078
Net income (loss)	$ (290)	$ 2,021

	March 31,	December 31,
	2016	2015
	(in thousands)
Loans, net	$ 523,611	$ 568,748
Other assets	12,938	15,161
Total assets	$ 536,548	$ 583,909

Based upon an independent third party review, the Company marked the commercial lending portfolio in discontinued operations to lower of cost or market.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $523.6 million of loans remain in assets held for sale on the balance sheet, reflecting related sales and paydowns.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $177.2 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Various elements of the lower of cost of market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	2.77%-9.11%

Small balance commercial loans	Discounted cash flows	Discount rate	3.16%-6.39%

Note 16. Subsequent Events

The Company evaluated its March  31, 2016 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $523.6 million of loans remain in assets held for sale on the balance sheet, reflecting related sales and paydowns.    Additionally, the balance sheet reflects $177.2 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.    We have been exiting certain deposit accounts to reduce excess balances at the Federal Reserve Bank.  Accounts exited provided limited opportunity to grow other income.

In the first quarter of 2016, interest income continued to increase reflecting growth in SBLOC, SBA, leasing and loans held for sale into secondary markets.  Interest expense continued at historically low levels, reflecting the Federal Reserve’s continued maintenance of low rates.  Non-interest income was reduced from the prior year quarterly period, primarily due to variability in CMBS loan sales income resulting from lower margins, which reflected widened credit spreads.  Non-interest expense reflected increased lookback expenses related to BSA consultants which, with the variability in CMBS income, were primary components in a continuing operations loss for the quarter.

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

Financial Statement Restatement and  Regulatory Actions

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

Until the Bank submits to the FDIC a BSA report summarizing the completion of certain corrective action, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until such time as we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant  to conduct a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.   That consultant for the lookback performed services resulting in $14.3 million in billings and expense in the first quarter of 2016.   We cannot now estimate expenses for remaining lookback services; however, we expect that the lookback will be substantially completed in the second quarter of 2016.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock,  make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due March 15, 2016. Future payments are subject to future approval by the Federal Reserve.

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

We are a defendant in a class action filed in July 2014 which, if resolved adversely to us, could materially adverse affect on our financial condition and results of operations.  This litigation is in its preliminary stages.  We believe that the complaint is without merit and intend to defend vigorously.  See Part II, Item 1, “Legal Proceedings” in this report.

Results of Operations

First quarter 2016 to first quarter 2015

Net Income: Net loss from continuing operations for the first quarter of 2016 was $10.6 million, or $.28 loss per diluted share, compared to net loss of $1.8 million, or $.05 loss per diluted share for the first quarter of 2015.  After discontinued operations, net loss for the first quarter of 2016 was $10.9 million compared to net income of $214,000 for the first quarter of 2015.   A  $4.0 million increase in net interest income was more than offset by a $4.0 million decrease in non-interest income (excluding security gains), an increase of $8.6 million in BSA lookback consulting expense, and an increase of $5.7 million of other non-interest expense and a $665,000 decrease in the provision for loan and lease losses.  The BSA lookback consulting expense reflects the volume of transactions which must be analyzed and the increased manpower to do so. The $5.7 million increase in non-interest expense reflected a $4.1 million increase in salaries expense.  Non-interest income (excluding security gains) decreased $4.0 million in the first quarter of 2016 from $20.8 million in the first quarter of 2015, primarily reflecting a $3.1 million decrease in gain on sale of loans.  The reduction in gain on sale of loans resulted primarily from decreased credit spreads.   Net interest income increased to $20.6 million from $16.5 million primarily as a result of higher loan yields and balances.  Net loss from discontinued operations was $290,000 in the first quarter of 2016, compared to $2.0 million net income from discontinued operations for the first quarter of 2015.  The reduction reflected reduced interest income resulting from the payoff and sale of a portion of the discontinued loan portfolio.  Diluted loss per share was $0.29 in first quarter 2016 compared to diluted earnings per share of $0.00 in first quarter 2015.

Net Interest Income:  Our net interest income for first quarter 2016 increased to $20.6 million, an increase of $4.0 million or 24.5% from $16.5 million in first quarter 2015.   Our interest income for first quarter 2016 increased to $23.7 million, an increase of $3.9 million or 20.0% from $19.7 million for first quarter 2015.  The increase in interest income resulted primarily from higher loan yields and balances.  Our average loans and leases increased to $1.50 billion for first quarter 2016 from $1.13 billion for first quarter 2015,  while related interest income increased $5.2 million on a tax equivalent basis.  Our average investment securities decreased to $1.22 billion for first quarter 2016 from $1.56 billion for first quarter 2015 and related tax equivalent interest income decreased $2.9 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for first quarter 2016 increased to 2.56% from 2.26% in the first quarter of 2015, an increase of 30 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities and reduced balances at the Federal Reserve Bank, which earn nominal rates of interest.  In the first quarter of 2016, we exited certain deposit relationships which reduced excess balances at the Federal Reserve.  In first quarter 2016, the average yield on our loans increased to 4.22% from 3.78% for first quarter 2015, an increase of 44 basis points.    The increase in loan yields reflected a greater proportion of higher yielding loans originated for sale in secondary markets.  It also reflected the impact of the December 2015 25 basis point rate increase by the Federal Reserve.  Yields on taxable investment securities in first quarter 2016 increased to 2.27% compared to 1.97% for first quarter 2015, an increase of 30 basis points.  The increase reflected the impact of the aforementioned December 2015 25 basis point Federal Reserve rate increase.  Yields on non-taxable investments were lower at 2.60% compared to 3.67%, respectively, a decrease of 107 basis points.  The decrease in yield reflected the sale of the vast majority of our tax-exempt municipal bonds for tax planning purposes to expedite the utilization of deferred tax assets.    Average interest earning deposits decreased $296.9 million, or 27.1% to $799.4 million in first quarter 2016 from $1.10 billion in first quarter 2015, reflecting the exit of certain deposit relationships to reduce such excess balances which earn nominal rates of interest and distort capital ratios.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.30% for first quarter 2016 as compared to 0.28% in first quarter 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,476,112	$ 15,556	4.22%	$ 1,110,804	$ 10,507	3.78%
Leases - bank qualified*	27,798	482	6.94%	17,555	292	6.65%
Investment securities-taxable	1,149,101	6,532	2.27%	1,028,718	5,060	1.97%
Investment securities-nontaxable*	75,846	493	2.60%	532,324	4,883	3.67%
Interest earning deposits at Federal Reserve Bank	799,398	902	0.45%	1,096,344	622	0.23%
Federal funds sold and securities purchased under agreement to resell	7,422	27	1.46%	46,250	164	1.42%
Net interest earning assets	3,535,677	23,992	2.71%	3,831,995	21,528	2.25%

Allowance for loan and lease losses	(4,399)			(3,640)
Assets held for sale from discontinued operations	588,685	5,819	3.95%	861,685	8,536	3.96%
Other assets	299,551			278,667
	$ 4,419,514			$ 4,968,707

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,471,909	$ 2,441	0.28%	$ 4,290,835	$ 2,606	0.24%
Savings and money market	387,651	225	0.23%	318,776	487	0.61%
Time	206,393	305	0.59%	1,400	6	1.71%
Total deposits	4,065,953	2,971	0.29%	4,611,011	3,099	0.27%

Repurchase agreements	856	-	0.00%	13,147	9	0.27%
Subordinated debt	13,401	124	3.70%	13,401	95	2.84%
Total deposits and interest bearing liabilities	4,080,210	3,095	0.30%	4,637,559	3,203	0.28%

Other liabilities	21,329			10,610
Total liabilities	4,101,539			4,648,169

Shareholders' equity	317,975			320,538
	$ 4,419,514			$ 4,968,707

Net interest income on tax equivalent basis *		$ 26,716			$ 26,861

Tax equivalent adjustment		341			1,811

Net interest income		$ 26,375			$ 25,050

Net interest margin *			2.56%			2.26%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For first quarter 2016, average interest earning assets decreased to $3.54 billion, a decrease of $296.3 million, or 7.7% from first quarter 2015.  The decrease reflected increased average balances of loans and leases of $375.6 million or 33.3%, offset by decreases in average balances of investment securities of $336.1 million or 21.5% and average balances of interest earning deposits at the Federal Reserve Bank of $296.9 million, or 27.1%.  The previously noted sale of the vast majority of our tax-exempt municipal bonds to expedite the utilization of deferred tax assets was the primary factor in the investment securities balance reduction.  Average demand and interest checking deposits decreased $818.9 million or 19.1%, reflecting the exit of health savings deposits to reduce excess Federal Reserve balances.  Average savings and money market deposits increased $68.9 million, or 21.6%, reflecting an increase in certain institutional banking deposits.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $0 for the first quarter of 2016 compared to $665,000 for the first quarter of 2015.  In first quarter 2016, our loan loss methodology determined that no provision was required, reflecting lower levels of charge-offs.    The allowance for loan losses remained approximately the same at $4.4 million or 0.39% of total loans at March 31, 2016, from $4.4 million or 0.41% of total loans at December 31, 2015.    We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $16.7 million in first quarter 2016 compared to $20.7 million in first quarter 2015 before gain on sale of investment securities of $2.0 million in the first quarter of 2016 and $80,000 in the first quarter of 2015.  The $4.0 million or 19.5% decrease between those respective periods reflected a decrease in gain on sale of loans of $3.1 million from a gain of $1.7 million in first quarter 2015 to a loss of $1.4 million in first quarter 2016. The loss in first quarter 2016 reflected lower margins resulting primarily from increased credit spreads.  As credit spreads increase, loan sale prices and related margins decrease.  Gain on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets. Card payment and ACH processing fees were comparable during the respective periods at $1.3 million. Prepaid card fees increased by $442,000 or 3.4% to $13.6 million for first quarter 2016.  The increase reflected growth in account and transaction volume.  Leasing income decreased $115,000 between those respective periods principally due to variability in timing of auto sales.  Service fees on deposit accounts decreased $913,000 or 51.9% to $847,000 for first quarter 2015 from $1.8 million for first quarter 2015 due to the sale of the majority of our health savings accounts in the fourth quarter of 2015. Debit card income decreased $552,000, to expense of $92,000 for first quarter 2016. The decrease resulted from the sale of health savings account relationships in fourth quarter 2015.  Affinity fees increased $682,000 or 165.5% to $1.1 million for first quarter 2016 from $412,000 for first quarter 2015.  The increase resulted from the account growth in one affinity relationship.  Change in value of investment in unconsolidated entity decreased $233,000 or 22.3% reflecting valuation changes based on  underlying cash flows estimated by a third party consultant.  The investment in unconsolidated entity resulted from our partial financing of the securitization that purchased a portion of our discontinued loans.    Other non-interest income decreased $251,000 or 57.0% to $189,000 million for first quarter 2016 from $440,000 in first quarter 2015.  The decrease resulted from a decrease in miscellaneous fees.

Non-Interest Expense. Total non-interest expense was $55.1 million for first quarter 2016, an increase of $14.3 million or 34.9% over $40.9 million for first quarter 2015.  The increase reflected an increase of $8.6 million for BSA lookback expenses.  Lookback expenses are being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  We believe that these expenses will be substantially concluded in the second quarter of 2016.  Salaries and employee benefits amounted to $19.6 million, an increase of $4.1 million or 26.1% over $15.5 million for first quarter 2015.   The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, SBA loan production, leasing and commercial secondary market loan sales business development.  The increase also reflected staff additions to internal audit functions which were brought in house.  Depreciation and amortization increased $37,000 or 3.1% to $1.2 million in first quarter 2016 from $1.2 million in first quarter 2015.  Rent and occupancy increased $74,000 or 5.3% to $1.5 million in first quarter 2016 from $1.4 million in first quarter 2015 reflecting increased maintenance and repairs.  Data processing increased $732,000 or 22.7% to $4.0 million in first quarter 2016 from $3.2 million in first quarter 2015.  The increase reflected increased account and transaction volume.  Printing and supplies decreased $72,000 or 11.7% to $543,000 in first quarter 2016 from $615,000 in first quarter 2015.  The decrease reflected lower printing and supplies resulting from the sale of health savings accounts.  Audit expense decreased $171,000 or 40.1% to $255,000 in first quarter 2016 from $426,000 in first quarter 2015.   The decrease reflected reduced external audit fees.  Legal expense decreased $656,000 or 46.7% to $749,000 in first quarter 2016 from $1.4 million in first quarter 2015 reflecting prior year expenses related to the Bank’s investment in unconsolidated entity.  FDIC insurance expense decreased $503,000 or 17.6% to $2.4 million for first quarter 2016 from $2.9 million in first quarter 2015, reflecting adjustments related to the 2015 financial restatement.  Software expense increased $818,000 or 60.6% to $2.2 million in first quarter 2016 from $1.4 million in first quarter 2015 reflecting additional information technology infrastructure to improve efficiency and scalability.  Insurance expense increased $52,000 or 11.4% to $510,000 in first quarter 2016 compared to $458,000 in first quarter 2015.  The increase reflected higher premiums on several coverages.  Telecom and IT network communications decreased $172,000 to $378,000 or 31.3% in first quarter 2016 from $550,000 in first quarter 2015.  Securitization and servicing expense increased $90,000 or 18.8% to $569,000 for first quarter 2016 from $479,000 for first quarter 2015 as a result of the higher volume of sales in first quarter 2016 compared to first quarter 2015.  Consulting expense increased $189,000 or 12.7% to $1.7 million in first quarter 2016 from $1.5 million in first quarter 2015.  The increase reflected expenses related to our marketing and investor relations.  Other non-interest expense increased $1.2 million or 32.0% to $5.1 million in first quarter 2016 from $3.9 million in first quarter 2015.  The increase reflected increases of $239,000 of travel expense, $190,000 of prepaid deposit losses, $147,000 of postage, $100,000 of customer identification expense, $88,000 of leasing expense and $86,000 of directors fees.

Income Taxes.    Income tax benefit for continuing operations was $5.3 million for first quarter 2016 compared to $2.4 million for first quarter 2015.  The higher benefit in first quarter 2016 resulted from the higher loss in that period.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. We consider a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact financial statements in the future. We reviewed the valuation allowance and concluded that no reversal should be made based upon these considerations.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn nominal rates of interest.  However, at March 31, 2016 balances at the Federal Reserve amounted to $757.8 million.  Accordingly, while there was a net outflow of deposits in the first three months of 2016, significant excess liquidity continued to be invested overnight.  Investment securities available-for-sale also provide a significant source of liquidity.  Notwithstanding the exits of deposit relationships, relatively high levels of cash and cash equivalents continue which we discuss below.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first quarter of 2016.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  However, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times in 2016. We plan to exit additional deposit relationships which do not generate other income.  These reductions are planned to reduce excess balances at the Federal Reserve Bank which earn low rates and distort leverage capital ratios.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first quarter of 2016, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank.  As of March 31, 2016 we had a $600.6 million line of credit with the Federal Home Loan Bank and $132.6 million line of credit with the Federal Reserve Bank.    These lines may be collateralized by specified types of loans or securities.  As of March 31, 2016, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and Federal Reserve Bank.  We actively monitor our positions and contingent funding sources on a daily basis.

To reduce excess cash balances maintained at the Federal Reserve, the Bank has exited and will likely continue to exit less profitable deposit relationships.  We have historically invested the majority of the capital funding we have generated from common stock offerings in the Bank.  We have historically not paid dividends and have no plans to do so in the foreseeable future.  In addition, as a result of a supervisory letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank.  The Federal Reserve approved the payment of our interest due March 15, 2016 on the Company’s trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of March 2016, we had approximate cash reserves of $9.4 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $125,000 based on a floating rate of 3.25% over LIBOR.    We are seeking to complete our remediation of the conditions under which the Amendment to the 2014 Consent Order was issued and expect that, once the remediation has been completed to the satisfaction of the FDIC, the Bank will be permitted to resume paying dividends to us to fund holding company operations.  However the timing of such permission will be determined by the FDIC.  There can, however, be no assurance that the FDIC will, in fact allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at March 31, 2016 were $757.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.  Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns.  As the federal funds rates decreased to the same 50 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $36.0 million for the three months ended March 31, 2016.  Net purchases of investment securities were $173.3 million compared to net repayments of $52.1 million for the three months ended March 31, 2015.  Deposit outflows resulted from exiting deposit relationships without adequate offsetting fee income or loan production potential in the three months ended March 31, 2016.  We had outstanding commitments to fund loans, including unused lines of credit, of $872.8 million and $831.5 million as of March 31, 2016 and December 31, 2015, respectively.  Of the approximately $1.1 billion in book value of loans in our commercial loan portfolio as of the September 30, 2014 date of discontinuance of commercial loan operations, $523.6 million of loans remain in assets held for sale on the balance sheet, reflecting related sales and paydowns.  We are attempting to sell those remaining loans. Additionally, the balance sheet reflects $177.2 million in investment in unconsolidated entity, which is comprised of notes owned by us as a result of the sale of discontinued loans.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2016, we were “well capitalized” under banking regulations.

Effective with March 31, 2015 ratios we were subject to new requirements under Basel III.  Among other requirements, Basel III required banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary incentive payments to executive officers.    The multi-year phase-in of the capital conservation buffer requirement began on January 1, 2016.   The three risk-based capital ratios increase by 0.625% each year through 2019, equivalent to 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios.  For 2016, we and the Bank are required to maintain a “Common Equity Tier 1”, or CET1 capital ratio of at least 5.125%, a Tier 1 capital ratio of at least 6.625%, and a total capital ratio of at least 8.625%.   When fully phased-in on January 1, 2019, we and the Bank will be required to maintain a CET1 capital ratio of at least 7.0%, a Tier 1 capital ratio of at least 8.5%, and a total capital ratio of at least 10.5% to avoid such limitations on capital distributions and certain discretionary incentive compensation payments.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2016
The Bancorp, Inc.	6.98%	14.35%	14.56%	14.35%
The Bancorp Bank	6.68%	13.75%	13.96%	13.75%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2015
The Bancorp, Inc.	7.17%	14.67%	14.88%	14.67%
The Bancorp Bank	6.90%	13.98%	14.18%	13.98%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2016.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 77,901	$ 14,512	$ 53,421	$ 28,232	$ 139,529
Loans net of deferred loan costs	674,866	60,780	212,129	146,551	19,727
Investment securities	249,991	367,851	144,875	131,944	451,643
Interest earning deposits	757,773	-	-	-	-
Securities purchased under agreements to resell	10,208	-	-	-	-
Total interest earning assets	1,692,838	428,631	357,004	278,495	471,370

Interest bearing liabilities:
Demand and interest checking	2,297,135	133,541	133,541	-	-
Savings and money market	97,238	194,477	97,238	-	-
Securities sold under agreements to repurchase	671	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,408,445	328,018	230,779	-	-
Gap	$ (715,607)	$ 100,613	$ 126,225	$ 278,495	$ 471,370
Cumulative gap	$ (715,607)	$ (614,994)	$ (488,769)	$ (210,274)	$ 261,096
Gap to assets ratio	-16%	2%	3%	6%	11%
Cumulative gap to assets ratio	-16%	-14%	-11%	-5%	6%

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

Financial Condition

General.    Our total assets at March 31,  2016 were $4.38 billion, of which our total loans were $1.11 billion.  At December 31, 2015 our total assets were $4.77 billion, of which our total loans were $1.08 billion.

Interest earning deposits and federal funds sold.  At March 31, 2016, we had a total of $757.8 million of interest earning deposits compared to $1.15 billion at December 31, 2015 a decrease of $389.7 million or 34.0%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.35 billion at March 31, 2016, an increase of $182.6 million or 15.7% from December 31, 2015.   The increase in investment securities was primarily a result of purchases of collateralized loan obligations.  Other securities, included in the held-to-maturity classification at March 31, 2016, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.6 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $22,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.6 million.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,906	$ 2,000	$ 94	Not rated
Security B	9,027	5,607	(3,420)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2016 (in thousands):

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 22	$ 22	$ -	CAA1	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis.  For the three months ended March 31, 2016 and March 31, 2015 respectively, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan Bank and Atlantic Community Bancshares stock are recorded at cost and amounted to $1.1 million at March 31, 2016 and December 31, 2015.

Investment securities with a carrying value of $529.3 million at March 31, 2016 and $472.7 million at December 31, 2015, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale decreased to $313.6 million at March 31, 2016 from $489.9 million at December 31, 2015.

Loan portfolio. Total loans increased to $1.11 billion at March 31, 2016 from $1.08 billion at December 31, 2015.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2016	2015

SBA non real estate	$ 71,220	$ 68,887
SBA commercial mortgage	120,415	114,029
SBA construction	9,736	6,977
SBA loans *	201,371	189,893
Direct lease financing	240,670	231,514
SBLOC	592,656	575,948
Other specialty lending	48,153	48,315
Other consumer loans	21,782	23,180
	1,104,632	1,068,850
Unamortized loan fees and costs	9,421	9,227
Total loans, net of deferred loan costs	$ 1,114,053	$ 1,078,077

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

At March 31, 2016, approximately 49% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish minimum coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are planned to be achieved by December 31, 2016 and maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2016 is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At March 31, 2016 approximately 38% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2016 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end.  Although loans are not typically purchased, loans for Community Reinvestment Act, or CRA purposes are periodically purchased.  At March 31, 2016, approximately 80% of the government guaranteed loan portfolio had been reviewed. The review threshold is $1,000,000.  The portion not reviewed includes $29 million in purchased loans which are subject to government guarantees and $11 million in newly funded loans.

Leasing – The targeted review threshold for 2016 is 50%.  At March 31, 2016,  approximately 41% of the leasing portfolio had been reviewed.   The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2016 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At March 31, 2016, approximately 100% of the CMBS floating rate portfolio had been reviewed.

CMBS (Fixed Rate) – CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At March 31, 2016, none of the CMBS fixed  rate portfolio loans met the scope for review.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans.  At March 31, 2016, approximately 97% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2016 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of 10 of the remaining loans will be reviewed each quarter.  At March 31, 2106 approximately 71% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 643	$ 643	$ 70,577	$ 71,220
SBA commercial mortgage	-	-	-	-	-	120,415	120,415
SBA construction	-	-	-	-	-	9,736	9,736
Direct lease financing	2,360	510	786	-	3,656	237,014	240,670
SBLOC	-	-	-	-	-	592,656	592,656
Other specialty lending	-	-	-	-	-	48,153	48,153
Consumer - other	-	10	1	-	11	6,328	6,339
Consumer - home equity	294	1,099	-	1,265	2,658	12,785	15,443
Unamortized loan fees and costs	-	-	-	-	-	9,421	9,421
	$ 2,654	$ 1,619	$ 787	$ 1,908	$ 6,968	$ 1,107,085	$ 1,114,053

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2016	2015

Ratio of the allowance for loan losses to total loans	0.39%	0.49%
Ratio of the allowance for loan losses to nonperforming loans *	162.45%	94.02%
Ratio of nonperforming assets to total assets *	0.06%	0.09%
Ratio of net charge-offs to average loans	0.00%	0.01%
Ratio of net charge-offs to average loans annualized	0.01%	0.02%

* Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans  decreased to 0.39% at March  31, 2016 from 0.41% at March  31, 2015.  The decrease reflected loan growth and  the impact of decreased net charge-offs.  The ratio of the allowance for loan losses to non-performing loans increased to 162.45% at March 31, 2016 from 94.02% at March  31,  2015 primarily as a result of a decrease in non-performing loans.  The ratio of non-performing assets to total assets decreased primarily as a result of those decreases in non-performing loans.  Net charge-offs to average loans decreased to 0.01% for the three months ended March  31, 2016 from 0.02% for the three  months ended March  31,  2015,  reflecting a decrease in net charge-offs and higher loan averages.

Net charge-offs.  Net charge-offs were $22,000 for the three months ended March 31, 2016, a decrease of $38,000 over net charge-offs for the same period of 2015.  The majority of the charge-offs in the first three months of 2016  were associated with leasing relationships.

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

	March 31,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 643	$ 733
Consumer	1,265	1,194
Total non-accrual loans	1,908	1,927

Loans past due 90 days or more	787	403
Total non-performing loans	2,695	2,330
Other real estate owned	-	-
Total non-performing assets	$ 2,695	$ 2,330

Loans that were modified as of March  31, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	2	$ 427	$ 427	1	$ 171	$ 171
Consumer	2	430	430	2	434	434
Total	4	$ 857	$ 857	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March  31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 164	$ 262	$ -	$ 171	$ -
Consumer	-	326	105	-	330	104
Total	$ -	$ 490	$ 367	$ -	$ 501	$ 104

There have been no loans that were restructured within the last 12 months that have subsequently defaulted as of March 31, 2016.

As of March 31, 2016 and December 31, 2015,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at March  31, 2016 and December 31, 2015:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2016
Without an allowance recorded
SBA non real estate	$ 262	$ 262	$ -	$ 262	$ -
Consumer - other	326	326	-	328	-
Consumer - home equity	1,002	1,102	-	685	-
With an allowance recorded					-
SBA non real estate	546	546	121	593	-
Consumer - other	-	-	-	-	-
Consumer - home equity	263	263	44	545	-
Total
SBA non real estate	808	808	121	855	-
Consumer - other	326	326	-	328	-
Consumer - home equity	1,265	1,365	44	1,230	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

We had $1.91 million of non-accrual loans at March  31, 2016 compared to $1.93 million of non-accrual loans at December 31, 2015.   The $19,000 decrease in non-accrual loans was primarily due to $89,000 of loan payments partially offset by $70,000 of loans placed on non-accrual status.  Loans past due 90 days or more still accruing interest amounted to $787,000 at March  31, 2016 and $403,000 at December 31, 2015. The $384,000 increase reflected $596,000 of additions partially offset by $170,000 of loan payments, $34,000 of loans moved to repossessed assets and $8,000 of loan charge-offs.

We had no other real estate owned at March 31, 2016 and December 31, 2015.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March  31, 2016 and December 31, 2015:

March 31, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 55,815	$ -	$ 1,188	$ -	$ -	$ 12,766	$ 1,451	$ 71,220
SBA commercial mortgage	93,998	-	-	-	-	8,088	18,329	120,415
SBA construction	9,349	-	-	-	-	387	-	9,736
Direct lease financing	96,813	-	752	-	-	21,653	121,452	240,670
SBLOC	223,417	-	-	-	-	10,795	358,444	592,656
Other specialty lending	46,479	-	-	-	-	-	1,674	48,153
Consumer	9,964	-	4,177	-	-	-	7,641	21,782
Unamortized loan fees and costs	-	-	-	-	-	-	9,421	9,421
	$ 535,835	$ -	$ 6,117	$ -	$ -	$ 53,689	$ 518,412	$ 1,114,053

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	$ 17,276	114,029
SBA construction	6,977	-	-	-	-	-	$ -	6,977
Direct lease financing	90,588	-	670	-	-	17,200	$ 123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	$ 352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	$ 1,795	48,315
Consumer	7,631	70	3,473	-	-	457	$ 11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	$ 9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Premises and equipment, net.  Premises and equipment amounted to $21.7 million at March 31, 2016 compared to $21.6 million at December 31, 2015.  The increase reflected information technology upgrades.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $177.2 million balance of the investment in unconsolidated entity at March 31, 2016.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $536.5 million at March 31, 2016 compared to $583.9 million at December 31, 2015.  The decrease primarily reflected loan principal paydowns.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  One strategic focus is growing these accounts through affinity groups.  At March 31, 2016, we had total deposits of $4.00 billion compared to $4.41 billion at December 31, 2015,  a decrease of $415.8 million or 9.4%.  The decrease reflected the planned exit of deposit relationships which did not have adequate income components.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2016		December 31, 2015
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,471,909	0.28%	$ 3,975,475	0.28%
Savings and money market	387,651	0.23%	337,168	0.55%
Time	206,393	0.59%	44,789	0.61%
Total deposits	$ 4,065,953	0.29%	$ 4,357,432	0.30%

 * Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of March  31, 2016 and December 31, 2015.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of March  31, 2016 and December 31, 2015.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.    Other liabilities amounted to $51.1 million at March 31, 2016 compared to $16.7 million at December 31, 2015, representing an increase of $34.4 million.    Other liabilities consist primarily of investment security purchases in process and amounts payable for European prepaid cards outstanding.  The increase reflected higher investment securities purchases in process.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of a consent order issued by the FDIC, captioned In the Matter of the Bancorp Bank, Wilmington, Delaware, effective June 5, 2014, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions”

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation.  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the BSA, and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages. The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion is pending.   We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.  We believe that the complaint is without merit and we intend to defend vigorously.

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

THE BANCORP, INC.
(Registrant)

May 10, 2016	/s/ John C. Chrystal
Date	John C. Chrystal
Interim Chief Executive Officer

May 10 2016	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, as amended, registration number 333-117385, and by this reference incorporated herein.