Form 10-Q
period 2016-06-30
Bancorp, Inc.
filed 2016-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2016

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

As of July 31, 2016 there were 37,945,323 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 4,006	$ 7,643
Interest earning deposits at Federal Reserve Bank	528,094	1,147,519
Securities purchased under agreements to resell	39,360	-
Total cash and cash equivalents	571,460	1,155,162

Investment securities, available-for-sale, at fair value	1,328,693	1,070,098
Investment securities, held-to-maturity (fair value $91,467 and $91,599, respectively)	93,537	93,590
Commercial loans held for sale	441,593	489,938
Loans, net of deferred loan fees and costs	1,182,106	1,078,077
Allowance for loan and lease losses	(5,398)	(4,400)
Loans, net	1,176,708	1,073,677
Federal Home Loan Bank and Atlantic Community Bancshares stock	12,289	1,062
Premises and equipment, net	22,429	21,631
Accrued interest receivable	10,271	9,471
Intangible assets, net	6,074	4,929
Deferred tax asset, net	28,870	36,207
Investment in unconsolidated entity, at fair value	162,275	178,520
Assets held for sale from discontinued operations	487,373	583,909
Other assets	60,203	47,629
Total assets	$ 4,401,775	$ 4,765,823

LIABILITIES
Deposits
Demand and interest checking	$ 3,569,669	$ 3,602,376
Savings and money market	389,851	383,832
Time deposits	101,160	428,549
Total deposits	4,060,680	4,414,757

Securities sold under agreements to repurchase	318	925
Subordinated debenture	13,401	13,401
Other liabilities	37,094	16,739
Total liabilities	4,111,493	4,445,822

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 37,945,238 and 37,861,218
shares issued at June 30, 2016 and December 31, 2015, respectively	37,945	37,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	301,680	300,549
Accumulated deficit	(57,721)	(15,449)
Accumulated other comprehensive income (loss)	9,244	(2,094)
Total shareholders' equity	290,282	320,001

Total liabilities and shareholders' equity	$ 4,401,775	$ 4,765,823

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 15,362	$ 11,534	$ 31,231	$ 22,231
Interest on investment securities:
Taxable interest	7,900	5,006	14,432	10,066
Tax-exempt interest	176	3,117	497	6,291
Federal funds sold/securities purchased under agreements to resell	128	158	155	322
Interest earning deposits	378	557	1,280	1,179
	23,944	20,372	47,595	40,089
Interest expense
Deposits	2,815	3,215	5,786	6,314
Securities sold under agreements to repurchase	1	4	1	13
Short-term borrowings	110	-	110	-
Subordinated debenture	128	116	252	211
	3,054	3,335	6,149	6,538
Net interest income	20,890	17,037	41,446	33,551
Provision for loan and lease losses	1,060	510	1,060	1,175
Net interest income after provision for loan and lease losses	19,830	16,527	40,386	32,376

Non-interest income
Service fees on deposit accounts	978	1,900	1,825	3,660
Card payment and ACH processing fees	1,457	1,496	2,724	2,749
Prepaid card fees	13,510	11,128	27,084	24,260
Gain (loss) on sale of loans	1,339	5,901	(94)	7,577
Gain on sale of investment securities	124	193	2,150	273
Change in value of investment in unconsolidated entity	(13,936)	1,056	(13,124)	2,101
Leasing income	464	656	868	1,175
Debit card income (loss)	(65)	471	(157)	931
Affinity fees	1,322	896	2,416	1,308
Other	4,347	1,027	4,536	1,467
Total non-interest income	9,540	24,724	28,228	45,501

Non-interest expense
Salaries and employee benefits	21,308	17,384	40,892	32,909
Depreciation and amortization	1,271	1,195	2,510	2,397
Rent and related occupancy cost	1,371	1,401	2,830	2,786
Data processing expense	3,730	3,760	7,690	6,988
Printing and supplies	826	568	1,369	1,183
Audit expense	245	773	500	1,199
Legal expense	2,223	648	2,972	2,053
Amortization of intangible assets	344	298	638	595
FDIC insurance	2,332	2,753	4,682	5,606
Software	2,818	1,523	4,986	2,873
Insurance	554	501	1,064	959
Telecom and IT network communications	587	412	965	962
Securitization and servicing expense	178	373	747	852
Consulting	836	732	2,513	2,220
Bank Secrecy Act and lookback consulting expenses	13,421	9,212	27,736	14,956
Other	5,092	4,901	10,180	8,756
Total non-interest expense	57,136	46,434	112,274	87,294
Loss from continuing operations before income taxes	(27,766)	(5,183)	(43,660)	(9,417)
Income tax benefit	(10,004)	(2,684)	(15,276)	(5,111)

Net loss from continuing operations	$ (17,762)	$ (2,499)	$ (28,384)	$ (4,306)
Discontinued operations
Income (loss) from discontinued operations before income taxes	(16,214)	4,097	(16,583)	7,196
Income tax provision (benefit)	(2,616)	1,424	(2,695)	2,502
Income (loss) from discontinued operations, net of tax	(13,598)	2,673	(13,888)	4,694
Net income (loss) available to common shareholders	$ (31,360)	$ 174	$ (42,272)	$ 388

Net loss per share from continuing operations - basic	$ (0.47)	$ (0.07)	$ (0.75)	$ (0.11)
Net income (loss) per share from discontinued operations - basic	$ (0.36)	$ 0.07	$ (0.37)	$ 0.12
Net income (loss) per share - basic	$ (0.83)	$ -	$ (1.12)	$ 0.01

Net loss per share from continuing operations - diluted	$ (0.47)	$ (0.07)	$ (0.75)	$ (0.11)
Net income (loss) per share from discontinued operations - diluted	$ (0.36)	$ 0.07	$ (0.37)	$ 0.12
Net income (loss) per share - diluted	$ (0.83)	$ -	$ (1.12)	$ 0.01

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2016	2015
	(in thousands)
Net income (loss)
Other comprehensive income (loss) net of reclassifications into net income:	$ (42,272)	$ 388

Other comprehensive income (loss)
Change in net unrealized gain (loss) during the period	20,472	(6,512)
Reclassification adjustments for losses included in income	(2,150)	(80)
Reclassification adjustments for foreign currency translation (gains)/losses	335	(449)
Amortization of losses previously held as available-for-sale	17	56
Net unrealized gain (loss)	18,674	(6,985)

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	8,189	(2,279)
Reclassification adjustments for losses included in income	(860)	(28)
Amortization of losses previously held as available-for-sale	7	19
Income tax expense (benefit) related to items of other comprehensive income	7,336	(2,288)

Other comprehensive income (loss) net of tax and reclassifications into net income	11,338	(4,697)
Comprehensive loss	$ (30,934)	$ (4,309)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2016

(in thousands, except share data)

							Accumulated
	Common				Additional		other
	stock	Common		Treasury	paid-in	Retained	comprehensive
	shares	stock		stock	capital	earnings	income	Total

Balance at January 1, 2016	37,861,218	$ 37,861		$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss						(42,272)		(42,272)
Common stock issued as restricted shares,
net of tax benefits	84,020	84	-	-	(84)	-		-
Stock-based compensation	-	-		-	1,215	-	-	1,215
Other comprehensive income net of
reclassification adjustments and tax	-	-		-	-	-	11,338	11,338

Balance at June 30, 2016	37,945,238	$ 37,945		$ (866)	$ 301,680	$ (57,721)	$ 9,244	$ 290,282

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net loss from continuing operations	$ (28,384)	$ (4,306)
Net income (loss) from discontinued operations	(13,888)	4,694
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,148	2,992
Provision for loan and lease losses	1,060	1,175
Net amortization of investment securities discounts/premiums	4,033	7,033
Stock-based compensation expense	1,215	1,040
Loans originated for sale	(263,473)	(265,021)
Sale of loans originated for resale	311,912	205,177
Gain on sales of loans originated for resale	(94)	(7,577)
Loss (gain) on sale of fixed assets	44	(10)
Fair value adjustment on investment in unconsolidated entity	14,932	-
Gain on sales of investment securities	(2,150)	(273)
Increase in accrued interest receivable	(800)	(275)
(Increase) decrease in other assets	(25,248)	1,612
Increase in discontinued assets held for sale	(1,145)	(19,264)
Increase (decrease) in other liabilities	23,082	(2,654)
Net cash provided by (used in) operating activities	24,244	(75,657)

Investing activities
Purchase of investment securities available-for-sale	(422,166)	(54,565)
Proceeds from sale of investment securities available-for-sale	84,245	58,666
Proceeds from redemptions and prepayments of securities held-to-maturity	28	90
Proceeds from redemptions and prepayments of securities available-for-sale	93,081	106,071
Net increase in loans	(104,091)	(93,901)
Net decrease in discontinued loans held for sale	97,680	255,723
Proceeds from sale of fixed assets	210	166
Purchases of premises and equipment	(3,562)	(4,127)
Investment in unconsolidated entity	1,313	6,409
Net cash (used in) provided by investing activities	(253,262)	274,532

Financing activities
Net decrease in deposits	(354,077)	(305,727)
Net decrease in securities sold under agreements to repurchase	(607)	(17,057)
Net cash used in financing activities	(354,684)	(322,784)

Net decrease in cash and cash equivalents	(583,702)	(123,909)

Cash and cash equivalents, beginning of period	1,155,162	1,114,235

Cash and cash equivalents, end of period	$ 571,460	$ 990,326

Supplemental disclosure:
Interest paid	$ 6,290	$ 2,309
Taxes paid	$ 585	$ 177

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: security backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities (CMBS). Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and its subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)  have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K Report). Note T in those financial statements presents restated interim financial statements as described therein. The results of operations for the six month period ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2016, the Company had three stock-based compensation plans, which are more fully described in its 2015 Form 10-K Report.

The Company granted 300,000 stock options with a vesting period of four years in the first six months of 2016. The weighted average grant-date fair value was $2.89. The Company did not grant stock options in the first six months of 2015.  There were no stock options exercised in the six month period ended June 30, 2016 or June 30, 2015.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding at January 1, 2016	1,977,500	$ 8.58	5.47	$ -
Granted	300,000	6.75	3.92	-
Exercised	-	-	-	-
Expired	(1,000)	20.98	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016	2,276,500	$ 8.34	5.62	$ -
Exercisable at June 30, 2016	1,901,500	$ 8.52	4.88	$ -

The Company granted 789,000 restricted stock units (RSUs) in the first six months of 2016 of which 620,000 have a vesting period of three years and 169,000 have a vesting period of one year.  489,000 RSUs have a fair value of $4.50 and 300,000 RSUs have a fair value of $6.75.  The Company granted 86,992 RSUs with a vesting period of two years at a fair value of $9.11 in the first six months of 2015.  The total fair value of RSUs vested for the six months ended June 30, 2016 and 2015 was $830,000 and $517,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2016	168,045	$ 9.88	1.12
Granted	789,000	5.36	2.43
Vested	(84,020)	9.88	-
Forfeited	-	-	-
Outstanding at June 30, 2016	873,025	$ 5.79	2.12

As of June 30, 2016, there was a total of $5.2 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately two years.  Related compensation expense for the six months ended June 30, 2016 and 2015 was $1.2 million and $1.0 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (17,762)	37,845,250	$ (0.47)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (17,762)	37,845,250	$ (0.47)

	For the three months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (13,598)	37,845,250	$ (0.36)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (13,598)	37,845,250	$ (0.36)

	For the three months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share
Net loss available to common shareholders	$ (31,360)	37,845,250	$ (0.83)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (31,360)	37,845,250	$ (0.83)

Stock options for 2,276,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

	For the six months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (28,384)	37,824,996	$ (0.75)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (28,384)	37,824,996	$ (0.75)

	For the six months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (13,888)	37,824,996	$ (0.37)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (13,888)	37,824,996	$ (0.37)

	For the six months ended
	June 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share
Net loss available to common shareholders	$ (42,272)	37,824,996	$ (1.12)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (42,272)	37,824,996	$ (1.12)

Stock options for 2,276,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (2,499)	37,758,249	$ (0.07)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (2,499)	37,758,249	$ (0.07)

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 2,673	37,758,249	$ 0.07
Effect of dilutive securities
Common stock options	-	394,894	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 2,673	38,153,143	$ 0.07

	For the three months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 174	37,758,249	$ -
Effect of dilutive securities
Common stock options	-	394,894	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 174	38,153,143	$ -

Stock options for 877,000 shares, exercisable at prices between $9.82 and $25.43 per share, were outstanding at June 30, 2015 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (4,306)	37,751,969	$ (0.11)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (4,306)	37,751,969	$ (0.11)

	For the six months ended
	June 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 4,694	37,751,969	$ 0.12
Effect of dilutive securities
Common stock options	-	894,248	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 4,694	38,646,217	$ 0.12

	For the six months ended
	June 30, 2015
	(restated)
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ 388	37,751,969	$ 0.01
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ 388	37,751,969	$ 0.01

Stock options for 887,000 shares exercisable at prices between $9.82 and $25.43 per share, were outstanding at June 30, 2015 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

Available-for-sale	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,078	$ 242	$ (64)	$ 27,256
Federally insured student loan securities	129,745	12	(3,361)	126,396
Tax-exempt obligations of states and political subdivisions	52,812	543	(27)	53,328
Taxable obligations of states and political subdivisions	85,498	6,290	-	91,788
Residential mortgage-backed securities	552,210	10,220	(952)	561,478
Commercial mortgage-backed securities	60,701	677	(182)	61,196
Collateralized loan obligation securities	238,781	584	(69)	239,296
Foreign debt securities	48,573	779	(28)	49,324
Corporate and other debt securities	116,474	2,206	(49)	118,631
	$ 1,311,872	$ 21,553	$ (4,732)	$ 1,328,693

Held-to-maturity	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,961	$ 433	$ (3,386)	$ 15,008
Other debt securities - pooled	75,576	906	(23)	76,459
	$ 93,537	$ 1,339	$ (3,409)	$ 91,467

Available-for-sale	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,315	$ 18	$ (95)	$ 29,238
Federally insured student loan securities	118,651	28	(3,530)	115,149
Tax-exempt obligations of states and political subdivisions	94,572	2,665	(74)	97,163
Taxable obligations of states and political subdivisions	95,802	2,370	(476)	97,696
Residential mortgage-backed securities	451,432	1,540	(2,865)	450,107
Commercial mortgage-backed securities	58,512	361	(570)	58,303
Collateralized loan obligation securities	70,573	-	(81)	70,492

Foreign debt securities	57,375	65	(308)	57,132
Corporate and other debt securities	95,354	188	(724)	94,818
	$ 1,071,586	$ 7,235	$ (8,723)	$ 1,070,098

Held-to-maturity	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,934	$ 569	$ (3,456)	$ 15,047
Other debt securities - pooled	75,656	938	(42)	76,552
	$ 93,590	$ 1,507	$ (3,498)	$ 91,599

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $12.3 million and $1.1 million, respectively, at June 30, 2016 and December 31, 2015.

The amortized cost and fair value of the Company’s investment securities at June 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 30,735	$ 30,753	$ -	$ -
Due after one year through five years	164,510	167,362	7,014	7,339
Due after five years through ten years	415,787	423,932	-	-
Due after ten years	700,840	706,646	86,523	84,128
	$ 1,311,872	$ 1,328,693	$ 93,537	$ 91,467

At June 30, 2016 and December 31, 2015, investment securities with a book value of approximately $583.5 million and $472.3 million, respectively, were pledged as collateral to secure Federal Home Loan Bank advances or sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first six months of 2016.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2016 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 11,084	$ (64)	$ -	$ -	$ 11,084	$ (64)
Federally insured student loan securities	21	58,209	(1,218)	63,045	(2,143)	121,254	(3,361)
Tax-exempt obligations of states and
political subdivisions	19	5,812	(2)	6,341	(25)	12,153	(27)
Residential mortgage-backed securities	54	137,731	(574)	31,737	(378)	169,468	(952)
Commercial mortgage-backed securities	26	13,498	(95)	8,673	(87)	22,171	(182)
Collateralized loan obligation securities	4	28,376	(69)	-	-	28,376	(69)
Foreign debt securities	6	2,795	(18)	1,637	(10)	4,432	(28)
Corporate and other debt securities	10	2,616	(18)	3,112	(31)	5,728	(49)
Total temporarily impaired
investment securities	143	$ 260,121	$ (2,058)	$ 114,545	$ (2,674)	$ 374,666	$ (4,732)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 5,653	$ (3,386)	$ 5,653	$ (3,386)
Pooled	1	25,531	(23)	-	-	25,531	(23)
Total temporarily impaired
investment securities	2	$ 25,531	$ (23)	$ 5,653	$ (3,386)	$ 31,184	$ (3,409)

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

Other securities included in the held-to-maturity classification at June 30, 2016 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single-issuer trust preferred securities and one pooled trust preferred security.

A total of $17.9 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.5 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $22,000, which was collateralized by bank trust preferred securities; and (ii) three securities consisting of diversified portfolios of corporate securities with a book value of $75.5 million.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of June 30, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,907	$ 2,015	$ 108	Not rated
Security B	9,039	5,653	(3,386)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to the Company’s pooled trust preferred securities as of June 30, 2016:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 22	$ 22	$ -	CAA1	*

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending. The Company also originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets. These sales are accounted for as true sales and there is no continuing involvement in these loans after the sale. Servicing rights on these loans are not retained.   The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At June 30, 2016, the fair value of the loans held for sale was $441.6 million and the unpaid principal balance was $429.2 million.  Included in the gain on sale of loans in the Statements of Operations were gains recognized from changes in fair value of $6.5 million for the six months ended June 30, 2016.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statements of Operations.

In the second quarter of 2016, the Company purchased approximately $60 million in fleet vehicle leases which resulted in a customer list intangible of $1.8 million which is being amortized over a  12 year period.  The balance of the $8.9 million purchase price was allocated to premium which is being amortized over the estimated average lives of the leases.  The Company expects to complete its accounting for this purchase by the fourth quarter of 2016.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2016	2015

SBA non real estate	$ 71,596	$ 68,887
SBA commercial mortgage	116,617	114,029
SBA construction	3,751	6,977
SBA loans *	191,964	189,893
Direct lease financing	315,639	231,514
SBLOC	607,017	575,948
Other specialty lending	40,543	48,315
Other consumer loans	20,005	23,180
	1,175,168	1,068,850
Unamortized loan fees and costs	6,938	9,227
Total loans, net of deferred loan costs	$ 1,182,106	$ 1,078,077

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $1.9 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015

SBA loans, including deferred fees and costs	$ 197,544	$ 197,966
SBA loans included in held for sale	136,660	109,174
Total SBA loans	$ 334,204	$ 307,140

The following table provides information about impaired loans at June 30, 2016 and December 31, 2015 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2016
Without an allowance recorded
SBA non real estate	$ 259	$ 259	$ -	$ 261	$ -
Consumer - other	323	323	-	326	-
Consumer - home equity	1,274	1,274	-	881	-
With an allowance recorded					-
SBA non real estate	945	945	258	711	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	474	639	-
Total

SBA non real estate	1,204	1,204	258	972	-
Consumer - other	323	323	-	326	-
Consumer - home equity	2,101	2,201	474	1,520	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2016  or December 31, 2015) (in thousands):

	June 30,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 1,047	$ 733
Consumer	2,100	1,194
Total non-accrual loans	3,147	1,927

Loans past due 90 days or more	3,172	403
Total non-performing loans	6,319	2,330
Other real estate owned	-	-
Total non-performing assets	$ 6,319	$ 2,330

The Company’s loans that were modified as of June 30, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	2	$ 416	$ 416	1	$ 171	$ 171
Consumer	2	427	427	2	434	434
Total	4	$ 843	$ 843	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 157	$ 259	$ -	$ 171	$ -
Consumer	-	323	104	-	330	104
Total	$ -	$ 480	$ 363	$ -	$ 501	$ 104

The following table summarizes as of  June 30, 2016 loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
Consumer	1	$ 323
Total	1	$ 323

As of June 30, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
June 30, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	-	-	-	(50)	-	-	(28)	-	(78)
Recoveries	1	-	-	10	-	-	5	-	16
Provision (credit)	374	211	(22)	735	(330)	(89)	244	(63)	1,060
Ending balance	$ 1,219	$ 619	$ 26	$ 1,717	$ 432	$ 110	$ 1,157	$ 118	$ 5,398

Ending balance: Individually evaluated for impairment	$ 121	$ -	$ -	$ -	$ -	$ -	$ 44	$ -	$ 165

Ending balance: Collectively evaluated for impairment	$ 1,098	$ 619	$ 26	$ 1,717	$ 432	$ 110	$ 1,113	$ 118	$ 5,233

Loans:
Ending balance	$ 71,596	$ 116,617	$ 3,751	$ 315,639	$ 607,017	$ 40,543	$ 20,005	$ 6,938	$ 1,182,106

Ending balance: Individually evaluated for impairment	$ 808	$ -	$ -	$ -	$ -	$ -	$ 1,591	$ -	$ 2,399

Ending balance: Collectively evaluated for impairment	$ 70,788	$ 116,617	$ 3,751	$ 315,639	$ 607,017	$ 40,543	$ 18,414	$ 6,938	$ 1,179,707

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

June 30, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	3,638
Charge-offs	(65)	-	-	(9)	-	-	(393)	-	(467)
Recoveries	-	-	-	-	-	-	6	-	6
Provision (credit)	576	(159)	(23)	41	112	21	638	(31)	1,175
Ending balance	$ 896	$ 302	$ 91	$ 868	$ 674	$ 87	$ 1,432	$ 2	$ 4,352

Ending balance: Individually evaluated for impairment	$ 242	$ -	$ -	$ -	$ -	$ -	$ 767	$ -	$ 1,009

Ending balance: Collectively evaluated for impairment	$ 654	$ 302	$ 91	$ 868	$ 674	$ 87	$ 665	$ 2	$ 3,343

Loans:
Ending balance	$ 63,390	$ 85,234	$ 16,977	$ 222,169	$ 512,269	$ 32,118	$ 27,044	$ 8,832	$ 968,033

Ending balance: Individually evaluated for impairment	$ 976	$ -	$ -	$ -	$ -	$ -	$ 2,212	$ -	$ 3,188

Ending balance: Collectively evaluated for impairment	$ 62,414	$ 85,234	$ 16,977	$ 222,169	$ 512,269	$ 32,118	$ 24,832	$ 8,832	$ 964,845

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2016 or December 31, 2015.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 1,046	$ 1,046	$ 70,550	$ 71,596
SBA commercial mortgage	-	-	-	-	-	116,617	116,617
SBA construction	-	-	-	-	-	3,751	3,751
Direct lease financing	5,880	3,021	2,882	-	11,783	303,856	315,639
SBLOC	-	190	-	-	190	606,827	607,017
Other specialty lending	-	-	-	-	-	40,543	40,543
Consumer - other	325	-	-	-	325	5,145	5,470
Consumer - home equity	162	-	290	2,101	2,553	11,982	14,535
Unamortized loan fees and costs	-	-	-	-	-	6,938	6,938
	$ 6,367	$ 3,211	$ 3,172	$ 3,147	$ 15,897	$ 1,166,209	$ 1,182,106

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

June 30, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 56,744	$ -	$ 2,194	$ -	$ -	$ 375	$ 12,283	$ 71,596
SBA commercial mortgage	96,364	-	-	-	-	735	19,518	116,617
SBA construction	3,751	-	-	-	-	-	-	3,751
Direct lease financing	101,701	-	939	-	-	43,262	169,737	315,639
SBLOC	257,473	-	-	-	-	18,941	330,603	607,017
Other specialty lending	38,787	-	-	-	-	-	1,756	40,543
Consumer	11,567	-	3,884	-	-	-	4,554	20,005
Unamortized loan fees and costs	-	-	-	-	-	-	6,938	6,938
	$ 566,387	$ -	$ 7,017	$ -	$ -	$ 63,313	$ 545,389	$ 1,182,106

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America,  Inc. commencing in September 2011 which terminated January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was  50% of the fixed rent, real estate tax and the base expense charges.  Rent expense was $0 for the six months ended June 30, 2016 and $9,000 for the six months ended June 30, 2015.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  This agreement expired in May 2015. The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $0 and $35,000 for the six months ended June 30, 2016 and 2015, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $5.5 million and $33.4 million as of June 30, 2016 and December 31, 2015, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At June 30, 2016, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Loans, net of deferred loan fees and costs, amounted to $1.5 million at June 30, 2016 and $1.8 million at December 31, 2015.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at June 30, 2016 and had complied with all terms for all prior repurchase agreements. There were $39.4 million of repurchase agreements outstanding at June 30, 2016 and none outstanding at December 31, 2015.

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

Note 8. Fair Value Measurements

ASC 825,” Financial Instruments Available for Sale”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $571.5 million and $1.16 billion as of June 30, 2016 and December 31, 2015, respectively, which approximated fair values.

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

The net loan portfolio at June 30, 2016 and December 31, 2015 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of June 30, 2016 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at June 30, 2016, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	June 30, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,328,693	$ 1,328,693	$ -	$ 1,328,693	$ -
Investment securities held-to-maturity	93,537	91,467	-	85,792	5,675
Securities purchased under agreements to resell	39,360	39,360	39,360	-	-
Federal Home Loan and Atlantic Community Bancshares stock	12,289	12,289	-	-	12,289
Commercial loans held for sale	441,593	441,593	-	-	441,593
Loans, net of deferred loan fees and costs	1,182,106	1,177,930	-	-	1,177,930
Investment in unconsolidated entity, senior note	155,009	155,009	-	-	155,009
Investment in unconsolidated entity, subordinated note	7,266	7,266	-	-	7,266
Assets held for sale	487,373	487,373	-	-	487,373
Demand and interest checking	3,569,669	3,569,669	3,569,669	-	-
Savings and money market	389,851	389,851	389,851	-	-
Time deposits	101,160	101,197	-	-	101,197
Subordinated debentures	13,401	8,785	-	-	8,785
Securities sold under agreements to repurchase	318	318	318	-	-
Interest rate swaps, liability	6,351	6,351	-	6,351	-

	December 31, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,070,098	$ 1,070,098	$ -	$ 1,070,098	$ -
Investment securities held-to-maturity	93,590	91,599	7,490	76,552	7,557
Federal Home Loan and Atlantic Community Bancshares stock	1,062	1,062	-	-	1,062
Commercial loans held for sale	489,938	489,938	-	-	489,938
Loans, net of deferred loan fees and costs	1,078,077	1,068,718	-	-	1,068,718
Investment in unconsolidated entity, senior note	166,548	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	11,972	-	-	11,972
Assets held for sale	583,909	583,909	-	-	583,909
Demand and interest checking	3,602,376	3,602,376	3,602,376	-	-
Savings and money market	383,832	383,832	383,832	-	-
Time deposits	428,549	428,711	-	-	428,711
Subordinated debentures	13,401	8,529	-	-	8,529
Securities sold under agreements to repurchase	925	925	925	-	-
Interest rate swaps, asset	43	43	-	43	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 27,256	$ -	$ 27,256	$ -
Federally insured student loan securities	126,396	-	126,396	-
Obligations of states and political subdivisions	145,116	-	145,116	-
Residential mortgage-backed securities	561,478	-	561,478	-
Commercial mortgage-backed securities	61,196	-	61,196	-
Collateralized loan obligation securities	239,296	-	239,296	-
Foreign debt securities	49,324	-	49,324	-
Other debt securities	118,631	-	118,631	-
Total investment securities available for sale	1,328,693	-	1,328,693	-
Loans held for sale	441,593	-	-	441,593
Investment in unconsolidated entity, senior note	155,009	-	-	155,009
Investment in unconsolidated entity, subordinated note	7,266	-	-	7,266
Assets held for sale	487,373	-	-	487,373
Interest rate swaps, liability	6,351	-	6,351	-
	$ 2,413,583	$ -	$ 1,322,342	$ 1,091,241

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,238	$ -	$ 29,238	$ -
Federally insured student loan securities	115,149	-	115,149	-
Obligations of states and political subdivisions	194,859	-	194,859	-
Residential mortgage-backed securities	450,107	-	450,107	-
Commercial mortgage-backed securities	58,303	-	58,303	-
Collateralized loan obligation securities	70,492	-	70,492	-
Foreign debt securities	57,132	-	57,132	-
Other debt securities	94,818	-	94,818	-
Total investment securities available for sale	1,070,098	-	1,070,098	-
Loans held for sale	489,938	-	-	489,938
Investment in unconsolidated entity, senior note	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	-	-	11,972
Assets held for sale	583,909	-	-	583,909
Interest rate swaps, asset	43	-	43	-
	$ 2,322,508	$ -	$ 1,070,141	$ 1,252,367

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Beginning balance	$ -	$ 1,366	$ 489,938	$ 217,080
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(23)	6,457	1,677
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	263,473	681,526
Sales	-	(1,343)	(318,275)	(410,345)
Settlements	-	-	-	-
Ending balance	$ -	$ -	$ 441,593	$ 489,938

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 7,711	$ 4,321

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	June 30, 2016	December 31, 2015
Beginning balance	$ 178,520	$ 193,595
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(14,753)	(2,430)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	(1,492)	(12,645)
Ending balance	$ 162,275	$ 178,520

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (14,753)	$ (2,430)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 3,628	$ -	$ -	$ 3,628
Intangible assets	6,074	-	-	6,074
	$ 9,702	$ -	$ -	$ 9,702

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,428	$ -	$ -	2,428
Intangible assets	4,929	-	-	4,929
	$ 7,357	$ -	$ -	$ 7,357

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2016, impaired loans and troubled debt restructuring that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell,  of $3.9 million through specific reserves and other write downs of $732,000 or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at June 30, 2016 were four troubled debt restructured loans with a balance of $843,000 which had specific reserves of $39,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of June 30, 2016, the Company had entered into nineteen interest rate swap agreements with an aggregate notional amount of $120.6 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $6.4 million for the six months ended June 30, 2016 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount payable by the Company under these swap agreements was $6.4 million at June 30, 2016 which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $7.2 million as of June 30, 2016.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2016 are summarized below (in thousands):

	June 30, 2016
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
May 9, 2021	$ 3,400	1.2%	0.63%	$ (33)
August 17, 2025	4,000	2.3%	0.63%	(335)
August 17, 2025	2,500	2.3%	0.63%	(209)
August 17, 2025	2,500	2.3%	0.63%	(209)
October 7, 2025	3,200	2.1%	0.63%	(208)
November 27, 2025	1,700	2.1%	0.67%	(118)
December 11, 2025	2,400	2.1%	0.66%	(173)
December 15, 2025	5,300	2.1%	0.65%	(367)
December 17, 2025	3,300	2.2%	0.66%	(252)
December 23, 2025	6,800	2.2%	0.64%	(504)
December 24, 2025	8,200	2.2%	0.64%	(621)
December 29, 2025	9,900	2.2%	0.63%	(777)
December 30, 2025	14,800	2.2%	0.63%	(1,141)
January 28, 2026	3,000	1.9%	0.63%	(144)
March 10, 2026	1,200	1.7%	0.66%	(37)
March 29, 2026	1,700	1.7%	0.63%	(60)
April 18, 2026	12,500	1.7%	0.63%	(343)
April 18, 2026	6,600	1.7%	0.63%	(188)
June 8, 2026	27,600	1.6%	0.66%	(632)
Total	$ 120,600			$ (6,351)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million.  With this acquisition the Company expects to establish a European prepaid card presence.  The Company allocated the majority of the $1.8 million acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($800,000 over the next five years).  The gross carrying amount of the software is $1.8 million and as of June 30, 2016  the accumulated amortization was $1.0 million.

The Company accounts for its customer list in accordance with ASC 350, “Intangibles—Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($3.9 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of June 30, 2016 the accumulated amortization was $8.5 million.  For both 2016 and 2015, amortization expense for the second quarter was $250,000 and for the six months was $500,000.  In the second quarter of 2016, the Company purchased approximately $60 million in fleet vehicle leases which resulted in a customer list intangible of $1.8 million which is being amortized over a  12 year period.  Amortization expense is $176,000 per year ($880,000 over the next five years). The Company  preliminarily allocated the $1.8 million to the customer list and expects to complete its accounting for this purchase by the fourth quarter of 2016. Until completion, the above allocation of purchase price is considered preliminary. The gross carrying amount of the customer list intangible is $1.8 million and as of June 30, 2016 and the accumulated amortization was $49,000.  For 2016, amortization expense for the second quarter was $49,000 and for the six months was $49,000.

Note 11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  The Company does not expect this ASU to have a significant impact on its financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-11, “Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”.   This ASU revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting”.  This ASU simplifies several areas of accounting for share based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. For public companies, this is effective for annual periods beginning after December 15, 2016, and the interim periods within those annual periods. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments-Update”. The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires an expected credit loss model to determine the allowance for credit losses.  The expected credit loss model estimates losses for the estimated life of the financial asset.    Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect.  Additional quantitative and qualitative disclosures are required upon adoption.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods.  The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early adoption is permitted beginning in first quarter 2019. We are evaluating the impact the Update will have on our consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due June 15, 2016.  Future payments are subject to future approval by the Federal Reserve.

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

Note 13. Legal

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation, Case No. 14-cv-0952 (SLR).  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion has been pending.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we will pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by us will be fully funded by the Company’s insurance carriers.  All terms of the Settlement Agreement are subject to court approval.

The Company has received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation could be material.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit has not yet begun.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law from legal counsel representing a shareholder (the "Demand Letter").  In addition to demanding access to certain of the Company's books and records, the Demand Letter states that the shareholder intends to investigate the actions of the Company's officers and directors, and that the shareholder contemplates the commencement of a shareholder's derivative suit against certain officers and directors of the Company seeking the recovery of the Company's damages and other remedies.  The Company has engaged outside counsel to represent it in this matter and is in the process of analyzing its rights and obligations.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

	For the three months ended June 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 15,347		$ 0	$ 8,597	$ -	$ 23,944
Interest allocation	-		8,597	(8,597)	-	-
Interest expense	716		1,932	406	-	3,054
Net interest income	14,631		6,665	(406)	-	20,890
Provision for loan and lease losses	1,060		-	-	-	1,060
Non-interest income	(11,287)	*	16,716	4,111	-	9,540
Non-interest expense	16,821		36,394	3,921	-	57,136
Income (loss) from continuing operations before taxes	(14,537)		(13,013)	(216)	-	(27,766)
Income tax benefit	-		-	(10,004)	-	(10,004)
Income (loss) from continuing operations	(14,537)		(13,013)	9,788	-	(17,762)
Loss from discontinued operations	-		-	-	(13,598)	(13,598)
Net income (loss)	$ (14,537)		$ (13,013)	$ 9,788	$ (13,598)	$ (31,360)

* Reflects writedown of investment in unconsolidated entity

	For the three months ended June 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 11,516	$ -	$ 8,856	$ -	$ 20,372
Interest allocation	-	8,856	(8,856)	-	-
Interest expense	1,265	1,860	210	-	3,335
Net interest income	10,250	6,996	(210)	-	17,037
Provision for loan and lease losses	510	-	-	-	510
Non-interest income	10,901	16,034	(2,211)	-	24,724
Non-interest expense	11,627	31,174	3,633	-	46,434
Income (loss) from continuing operations before taxes	9,015	(8,144)	(6,054)	-	(5,183)
Income tax benefit	-	-	(2,684)	-	(2,684)
Income (loss) from continuing operations	9,015	(8,144)	(3,370)	-	(2,499)
Income from discontinued operations	-	-	-	2,673	2,673
Net income (loss)	$ 9,015	$ (8,144)	$ (3,370)	$ 2,673	$ 174

	For the six months ended June 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 31,198		$ 1	$ 16,396	$ -	$ 47,595
Interest allocation	-		16,396	(16,396)	-	-
Interest expense	1,400		3,804	945	-	6,149
Net interest income	29,798		12,593	(945)	-	41,446
Provision	1,060		-	-	-	1,060
Non-interest income	(11,005)	*	33,066	6,167	-	28,228
Non-interest expense	31,476		72,295	8,503	-	112,274
Income (loss) from continuing operations before taxes	(13,743)		(26,636)	(3,281)	-	(43,660)
Income taxes	-		-	(15,276)	-	(15,276)
Income (loss) from continuing operations	(13,743)		(26,636)	11,995	-	(28,384)
Income from discontinued operations	-		-	-	(13,888)	(13,888)
Net income (loss)	$ (13,743)		$ (26,636)	$ 11,995	$ (13,888)	$ (42,272)

* Reflects writedown of investment in unconsolidated entity

	For the six months ended June 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 22,204	$ 10	$ 17,875	$ -	$ 40,089
Interest allocation	-	17,875	(17,875)	-	-
Interest expense	2,477	3,650	410	-	6,538
Net interest income	19,726	14,235	(410)	-	33,551
Provision	1,175	-	-	-	1,175
Non-interest income	14,914	32,772	(2,185)	-	45,501
Non-interest expense	22,076	57,153	8,065	-	87,294
Income (loss) from continuing operations before taxes	11,389	(10,145)	(10,661)	-	(9,417)
Income taxes	-	-	(5,111)	-	(5,111)
Income (loss) from continuing operations	11,389	(10,145)	(5,550)	-	(4,306)
Income from discontinued operations	-	-	-	4,694	4,694
Net income (loss)	$ 11,389	$ (10,145)	$ (5,550)	$ 4,694	$ 388

June 30, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,790,227	$ 35,809	$ 2,088,366	$ 487,373	$ 4,401,775
Total liabilities	$ 546,493	$ 3,220,252	$ 344,748	$ -	$ 4,111,493

December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,747,558	$ 35,165	$ 2,399,191	$ 583,909	$ 4,765,823
Total liabilities	$ 783,866	$ 2,991,856	$ 670,100	$ -	$ 4,445,822

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$ 5,327	$ 7,397	$ 11,146	$ 15,932
Interest expense	-	-	-	-
Provision for loan and lease losses	-	-	-	-
Net interest income after provision	5,327	7,397	11,146	15,932

Non interest income	51	2,288	103	2,336
Non interest expense	21,592	5,588	27,832	11,072

Income (loss) before taxes	(16,214)	4,097	(16,583)	7,196
Income tax (benefit) provision	(2,616)	1,424	(2,695)	2,502
Net income (loss)	$ (13,598)	$ 2,673	$ (13,888)	$ 4,694

	June 30,	December 31,
	2016	2015
	(in thousands)
Loans, net	$ 471,067	$ 568,748
Other assets	16,306	15,161
Total assets	$ 487,373	$ 583,909

Based upon an independent third party review, the Company marked the commercial lending portfolio in discontinued operations to lower of cost or market.  The third party reviewed the majority of the credit portfolio and determined fair value for each specific loan that was reviewed.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $471.1 million of loans remain in assets held for sale on the balance sheet, reflecting related sales and paydowns.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $162.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Various elements of the lower of cost of market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	3.29% - 9.04%

Small balance commercial loans	Discounted cash flows	Discount rate	3.61% - 8.70%

Note 16. Subsequent Events

The Company evaluated its June 30, 2016 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

On July 27, 2016 the Company and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, Bancorp will pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by the Company will be fully funded by the Company’s insurance carriers.  All terms of the Settlement Agreement are subject to court approval.

On August 5, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company sold an aggregate of 7,560,000 shares of common stock at a purchase price of $4.50 per share, and 40,000 shares of a new series of preferred stock, Series C mandatorily convertible cumulative non-voting perpetual preferred stock, par value $0.01 per share, at a purchase price of $1,000 per share (the “Series C Preferred Stock”), in a private placement (the “Private Placement”) for total consideration of approximately $74 million. The Company intends to use the net proceeds of the private placement transaction for general corporate purposes.

The Series C Preferred Stock ranks senior to the Company’s common stock with respect to payment of dividends and distribution of amounts upon liquidation, dissolution or winding up. Each share of Series C Preferred Stock has a “Liquidation Preference” of $1,000.  For the period beginning on and including October 1, 2016, but only to the extent that the Series C Preferred Stock remains outstanding, each share of the Series C Preferred Stock will bear a cash dividend, when and as authorized by the Board, equal to 12% per annum. Such dividends shall be cumulative from October 1, 2016 and shall be payable quarterly in arrears, provided, however that the Company may neither declare nor pay any such dividends from and after the date which is 180 days from the date of issuance of the Series C Preferred Stock without prior consultation with, and non-objection by, the Federal Reserve Bank of Philadelphia.  If the Series C Preferred Stock is converted to Common Stock prior to October 1, 2016, then no dividends will be payable on the Series C Preferred Stock. The Series C Preferred Stock will automatically convert into shares of common stock following  common stockholder approval. Each share of Series C Preferred Stock shall convert into that number of shares of common stock equal to (i) the sum of the Liquidation Value and all accrued and unpaid dividends thereon, divided by (ii) the conversion price of $4.50 per share, subject to certain adjustments.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), with each of the Investors.  Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file a resale registration statement by no later than October 15, 2016 for the purpose of registering the resale of the shares of common stock issued in the Private Placement and the underlying shares of common stock into which the shares of Series C Preferred Stock are convertible.  Pursuant to the Registration Rights Agreement, the Company has agreed to use commercially reasonable efforts to have such registration statement declared effective with the SEC as soon as practical, but not later than the 90th day following the closing of the Private Placement (or, in the event the SEC reviews and has written comments to the registration statement, the 120th calendar day following the closing of the Private Placement).  In the event  common stockholders do not vote to approve the conversion of the Series C Preferred Stock prior to the date that is the one year anniversary from the closing of the Private Placement, the Company will prepare and file one or more registration statements for the purpose of registering the resale of all of the Series C Preferred Stock by the holders thereof.

Pursuant to the terms of the Securities Purchase Agreement, prior to closing, two investors, will enter into side letter agreements with us.  Under the terms of a side letter agreements, each investor will be entitled to have one representative appointed to the Board for so long as such investor, together with its respective affiliates, owns, in the aggregate, 4% or more of all of the outstanding shares of  common stock.  If the investor holds less than 4% of all of the outstanding shares of common stock, but 50% or more of their shares purchased in the Private Placement, then such investor will be entitled to have one representative attend all meetings of the Board as a nonvoting observer for so long as the investor, together with its respective affiliates, owns, in the aggregate, 50% or more of their shares purchased in the Private Placement.

The Company also entered into a subscription agreement dated as of August 5, 2016 (the “Subscription Agreement”) with certain of the Company’s directors and executive officers (the “Inside Investors”).  Pursuant to the Subscription Agreement, the Inside Investors have agreed to purchase an aggregate of 1,025,000 shares of common stock at $4.50 per share, contingent upon the Company having obtained stockholder approval to convert the Series C Preferred Stock to common stock, and satisfaction of stock exchange rules.  If these conditions are not satisfied, the Subscription Agreement will terminate and the Inside Investors will not acquire any shares of common stock.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $471.1 million of loans remain in assets held for sale on the balance sheet, reflecting related sales and paydowns.  Additionally, the balance sheet reflects $162.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.  We have been exiting certain deposit accounts to reduce excess balances at the Federal Reserve Bank.

In second quarter 2016, as a result of quarterly third party valuations of loans in discontinued operations and in investment in unconsolidated entity, losses were recorded in both continuing and discontinued operations.  The losses resulted primarily from three loan relationships.  Contributing to the loss in continuing operations were continuing high Bank Secrecy Act, or BSA, related lookback expense.  However, the consultant performing the BSA lookback completed its work in July 2016 and as a result we anticipate that our third and future quarterly expense should be significantly reduced.  During the quarter, interest income continued to increase, reflecting growth in SBLOC, SBA, leasing and loans held for sale into secondary markets.  Interest expense continued at historically low levels, reflecting the Federal Reserve’s continued maintenance of low rates.  Non-interest income reflected the loss on the investment in unconsolidated entity and also included increases in prepaid card fees, the largest driver of fee income.  Non-interest expense reflected the aforementioned BSA lookback expenses.  On August 5, 2016, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we sold an aggregate of 7,560,000 shares of common stock at a purchase price of $4.50 per share, and 40,000 shares of a new series of preferred stock, Series C mandatorily convertible cumulative non-voting perpetual preferred stock, par value $0.01 per share, at a purchase price of $1,000 per share, in a private placement for total consideration of approximately $74 million.  We intend to use the net proceeds of the private placement transaction for general corporate purposes (see “Note 16. Subsequent Events” to the financial statements).  The Company’s newly appointed Chief Executive Officer and a new management team are developing a plan which is seeking to significantly reduce non-interest expense.  We expect to begin implementing the plan in the fourth quarter of 2016 with principal impact in 2017.

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

We account for income taxes under the liability method whereby we determine deferred tax assets and liabilities based on the difference between the carrying values on our financial statements and the tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.  We currently use the tax expenses as calculated on year-to-date numbers, since small changes in annual estimates would have a significant change in the annual effective rate.

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

The Bank has entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent Order, with the Federal Deposit Insurance Corporation, or FDIC, which became effective on June 5, 2014.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s BSA compliance program.

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

Until the Bank submits to the FDIC (and the FDIC approves) a BSA report summarizing the completion of its corrective actions, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank has utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law.  The primary consultant for the lookback performed services resulting in $27.7 million in billings and expense in the first six months of 2016.  However, the consultant performing the BSA lookback completed its work in July 2016 and accordingly we expect that third quarter and future expense will be significantly reduced. Suspicious activity reports resulting from the lookback have been filed.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock, make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.  The Federal Reserve approved the payment of the interest on our trust preferred securities which was due June 15, 2016.  Future payments are subject to future approval by the Federal Reserve.

On December 23, 2015 the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amends and restates in its entirety the terms of a previous consent order entered into in 2012.

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

practices performed by third parties related to the time frames within which we must respond to a consumer’s notice of error related to electronic transactions related to various types of deposit accounts; and, practices related to the timing and frequency of disclosed account fees and the manner by which the accountholder is notified of these fees in periodic statements which are generated by third parties.  The 2015 Consent Order continues the Bank's obligations originally set forth in the 2012 Consent Order, including its obligations to increase board oversight of the Bank's compliance management system, or CMS, improve the Bank's CMS, enhance its internal audit program, increase its management and oversight of Third Parties, and correct any apparent violations of law.  The 2015 Consent Order also directs the Bank’s Board to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee, to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices; and implement a corrective action plan regarding those prepaid cardholders who asserted or attempted to assert EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.  The Bank corrective action plan is in process.

We have received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the restatement of our financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  We are cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation could be material.

Results of Operations

Second quarter 2016 to second quarter 2015

Net Income: Net loss from continuing operations for the second quarter of 2016 was $17.8 million, or $.47 per diluted share, compared to net loss of $2.5 million, or $.07 per diluted share for the second quarter of 2015.  After discontinued operations, net loss for the second quarter of 2016 was $31.4 million compared to net income of $174,000 for the second quarter of 2015.    The loss for the second quarter of 2016 reflected additional  fair value  marks  based upon quarterly third party valuations for both  loans held in discontinued operations and loans in the investment in unconsolidated entity in continuing operations.  The majority of the loan charges resulted from three lending relationships.    A  $3.9 million increase in net interest income was more than offset by a $15.1 million decrease in non-interest income (excluding security gains) which reflected the aforementioned loan charges to investment in unconsolidated entity.  Non-interest expense reflected an increase of $4.2 million in BSA lookback consulting expense, an increase of $6.5 million of other non-interest expense and a $550,000 increase in the provision for loan and lease losses.  The BSA lookback consulting expense reflects the volume of transactions which must be analyzed and the increased manpower to do so.  However, the consultant performing the lookback completed its work in July, 2016 and accordingly, we expect that third quarter and future expense will be significantly reduced. Suspicious activity reports resulting from the lookback have been filed. The $6.5 million increase in other non-interest expense reflected a $3.9 million increase in salaries expense, and reflected staff additions and related expense for increased BSA and other compliance functions, SBA loan production, institutional banking, leasing business development and internal audit.  Non-interest income (excluding security gains) decreased $15.1 million in the second quarter of 2016 from $24.5 million in the second quarter of 2015, primarily reflecting a $15.0 million decrease in the value of our investment in unconsolidated entity as noted above.  Net interest income increased to $20.9 million from $17.0 million primarily as a result of higher loan balances and yields.  Net loss from discontinued operations was $13.6 million in second quarter 2016 compared to net income of $2.7 million for the second quarter of 2015.  Diluted loss per share was $0.83 in second quarter 2016 compared to $0.00 earnings per share in the second quarter of 2015.

 Net Interest Income:  Our net interest income for second quarter 2016 increased to $20.9 million, an increase of $3.9 million or 22.6% from $17.0 million in second quarter 2015.  Our interest income for second quarter 2016 increased to $23.9 million, an increase of $3.6 million or 17.5% from $20.4 million for second quarter 2015.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.48 billion for second quarter 2016 from $1.26 billion for second quarter 2015, while related interest income increased $3.8 million on a tax equivalent basis. The increase in average loans reflected the second quarter purchase of approximately $60 million of lease contracts. Our average investment securities decreased to $1.37 billion for second quarter 2016 from $1.51 billion for second quarter 2015 and, as a result, related tax equivalent interest income decreased $1.4 million on a tax equivalent basis.  The decrease reflected the time required to reinvest the proceeds from the fourth quarter 2015 sale of our municipal portfolio and continuing loan demand which resulted in fewer investment purchases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for second quarter 2016  increased to 2.73% from 2.23% in the second quarter of 2015, an increase of 50 basis points.  The increase in the net interest margin reflected higher yields on loans and reduced balances of lower yielding deposits at the Federal Reserve Bank.  In the first quarter of 2016, we exited certain higher cost deposit relationships which reduced excess balances at the Federal Reserve with a full quarter impact in second quarter 2016 averages.

In second quarter 2016, the average yield on our loans increased to 4.13% from 3.63% for second quarter 2015, an increase of 50 basis points.    The increase in loan yields reflected a greater proportion of higher yielding loans originated for sale in secondary markets, and the impact of the December 2015, 25 basis point Federal Reserve Bank increase in overnight rates.  Yields on taxable investment securities in second quarter 2016 increased to 2.40% compared to 2.00% for second quarter 2015, an increase of 40 basis points. The increase reflected the impact of the aforementioned 25 basis point Federal Reserve Bank rate increase. Yields on non-taxable investments were lower at 1.95% compared to 3.57%, respectively, a decrease of 162 basis points. The reduction reflected the sale of the vast majority of our tax exempt portfolio in the fourth quarter of 2015 for tax planning purposes to expedite the utilization of deferred tax assets. Average interest earning deposits at the Federal Reserve Bank decreased $601.9 million, or 63.4% to $348.2 million in second quarter 2016 from $950.0 million in second quarter 2015.  The decrease reflected the full quarter impact of the first quarter 2016 exit of certain non strategic deposits to reduce excess Federal Reserve Bank balances which earn nominal rates. The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.32% for second quarter 2016  compared to 0.30% in second quarter 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,458,980	$ 15,080	4.13%	$ 1,240,932	$ 11,258	3.63%
Leases - bank qualified*	20,603	435	8.45%	24,023	424	7.06%
Investment securities-taxable	1,317,902	7,900	2.40%	982,332	4,906	2.00%
Investment securities-nontaxable*	55,271	270	1.95%	523,843	4,674	3.57%
Interest earning deposits at Federal Reserve Bank	348,150	378	0.43%	950,019	557	0.23%
Federal funds sold and securities purchased under agreement to resell	35,297	128	1.45%	44,280	158	1.43%
Net interest earning assets	3,236,203	24,191	2.99%	3,765,429	21,977	2.33%

Allowance for loan and lease losses	(4,313)			(4,234)
Assets held for sale from discontinued operations	537,252	5,327	3.97%	679,581	7,397	4.35%
Other assets	326,407			302,973
	$ 4,095,549			$ 4,743,749

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,264,909	$ 2,397	0.29%	$ 4,080,804	$ 2,835	0.28%
Savings and money market	390,889	379	0.39%	313,142	374	0.48%
Time	27,842	39	0.56%	1,400	6	1.71%
Total deposits	3,683,640	2,815	0.31%	4,395,346	3,215	0.29%

Short-term borrowings	71,440	110	0.62%	-	-	0.00%
Repurchase agreements	1,210	1	0.33%	5,167	4	0.31%
Subordinated debt	13,401	128	3.82%	13,401	116	3.46%
Total deposits and interest bearing liabilities	3,769,691	3,054	0.32%	4,413,914	3,335	0.30%

Other liabilities	22,922			10,933
Total liabilities	3,792,613			4,424,847

Shareholders' equity	302,936			318,902
	$ 4,095,549			$ 4,743,749

Net interest income on tax equivalent basis *		$ 26,464			$ 26,039

Tax equivalent adjustment		247			1,784

Net interest income		$ 26,217			$ 24,255

Net interest margin *			2.73%			2.23%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For second quarter 2016, average interest earning assets decreased to $3.24 billion, a decrease of $529.2 million, or 14.1% from second quarter 2015.  The decrease reflected decreased average balances of investment securities of $133.0 million or 8.8% and decreased average balances of $601.9 million of interest earning deposits at the Federal Reserve Bank, net of increases in average balances of loans and leases of $214.6 million or 17.0%.  Average demand and interest checking deposits decreased $815.9 million or 20.0%, reflecting the deposit exits noted previously.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $1.1 million for the second quarter of 2016 compared to $510,000 for the second quarter of 2015.  The $550,000 increase reflects the impact of the addition of the second quarter 2016 purchase of approximately $60 million of lease contracts and a reserve on a  specific loan.  The allowance for loan losses increased to $5.4 million or 0.46% of total loans at June 30, 2016, from $4.4 million or 0.41% of total loans at December 31, 2015.   We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $9.4 million in second quarter 2016 compared to $24.5 million in second quarter 2015 before gains on sale of investment securities of $124,000 in the second quarter of 2016 and $193,000 in the second quarter of 2015. The $15.1 million or 61.6% decrease between those respective periods reflected a $14.7 million charge against change in value of investment in unconsolidated entity (see “Loss on Discontinued Operations and Change in Value of Unconsolidated Entity.” below). The decrease also reflected a decrease in gain on sale of loans of $4.6 million or 77.3% to $1.3 million in second quarter 2016. .  Gain (loss) on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  The decrease in second quarter 2016 reflected  lower credit spreads which result in lower sales prices.  Prepaid card fees increased by $2.4 million or 21.4% to $13.5 million for second quarter 2016.  The increase reflected increased volumes and associated revenues attributable to that volume.  Leasing income decreased $192,000 between those respective periods reflecting lower gains on disposition of leased vehicles in 2016 due to lower volume.  Service fees on deposit accounts decreased $922,000 or 48.5% to $978,000 for second quarter 2016 from $1.9 million for second quarter 2015 due to the sale of the majority of our health savings accounts in the fourth quarter of 2015.  Affinity fees increased $426,000 or 47.5% to $1.3 million for second quarter 2016 from $896,000 for second quarter 2015.  The increase resulted from the growth in one affinity relationship.  Other non-interest income increased $3.3 million or 323.3% to $4.3 million for second quarter 2016 from $1.0 million in second quarter 2015.  The increase resulted from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds.

Non-Interest Expense.   Total non-interest expense was $57.1 million for second quarter 2016, an increase of $10.7 million or 23.0% over $46.4 million for second quarter 2015.  The increase included an increase of $4.2 million for BSA lookback consulting expenses, discussed previously. Salaries and employee benefits amounted to $21.3 million, an increase of $3.9 million or 22.6% over $17.4 million for second quarter 2015.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance functions, SBA loan production, institutional banking, leasing business development and internal audit.  Depreciation and amortization increased $76,000 or 6.4% to $1.3 million in second quarter 2016 from $1.2 million in second quarter 2015 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy decreased $30,000 or 2.1% to $1.4 million in second quarter 2016 from $1.4 million in second quarter 2015.  Data processing decreased $30,000 or 0.8% to $3.7 million in second quarter 2016 from $3.8 million in second quarter 2015 reflecting increased account and transaction volume.  Printing and supplies increased $258,000 or 45.4% to $826,000 in second quarter 2016 from $568,000 in second quarter 2015, reflecting mailings related to service charge increases and other periodic communications with customers.  Audit expense decreased $528,000 or 68.3% to $245,000 in second quarter 2016 from $773,000 in second quarter 2015 reflecting lower compliance audit expense and the transfer of certain audit functions in house.  Legal expense increased $1.6 million or 243.1% to $2.2 million in second quarter 2016 from $648,000 in second quarter 2015 reflecting higher regulatory legal costs and fees associated with the purchase of $60 million of lease contracts.  FDIC insurance expense decreased $421,000 or 15.3% to $2.3 million for second quarter 2016 from $2.8 million in second quarter 2015 reflecting the impact of  decreased average deposits.  Software expense increased $1.3 million or 85.0% to $2.8 million in second quarter 2016 from $1.5 million in second quarter 2015 reflecting additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $53,000 or 10.6% to $554,000 in second quarter 2016 compared to $501,000 in second quarter 2015. The increase reflected higher coverages and increased premiums on other coverages.  Telecom and IT network communications increased $175,000 or 42.5% to $587,000 in second quarter 2016 from $412,000 in second quarter 2015.  Securitization and servicing expense decreased $195,000 or 52.3% to $178,000 for second quarter 2016 from $373,000 for second quarter 2015 as a result of the lower volume of actual sales in second quarter 2016 compared to second quarter 2015.  Consulting increased $104,000 or 14.2% to $836,000 in second quarter 2016 from $732,000 in second quarter 2015.  The increased expense reflected consulting for a more efficient loan processing system.  Other non-interest expense increased $191,000 or 3.9% to $5.1 million in second quarter 2016 from $4.9 million in second quarter 2015.  The increase reflected an increase of $208,000 in customer identification verification expense reflecting increased volume, which was offset by reductions in several categories.

Loss on Discontinued Operations and Change in Value of Unconsolidated Entity.    The loss for the second quarter of 2016 reflected additional fair value marks based upon quarterly third party valuations for both loans held in discontinued operations and loans held through our investment in unconsolidated entity.  Investment in unconsolidated entity resulted from the sale of discontinued loans to a securitization with an equity contribution by an independent third party investor.  A $16.2 million pre-tax loss in discontinued operations and a $13.9 million  change in value of investment in unconsolidated entity resulted primarily from three loan relationships.  The largest impact was for a lending relationship for which the Bank held $5.0 million principal in discontinued operations and held $15.9 million of obligations in the investment in unconsolidated entity.  The majority of the original loan balances within this relationship had previously been charged off.  Remaining loan amounts were collateralized based upon an orderly disposition of the borrower which provides retail services.  In the second quarter, projections indicated that cash flows might not be adequate to fund the company’s operations in the near future.  A plan for orderly disposition was not yet in place at the end of the second quarter and, as a result, the value of existing collateral was significantly discounted.  The $5.0 million loan in discontinued operations was marked down by an additional $3.9 million and the $15.9 principal in investment in unconsolidated entity  was written down by $9.3 million in addition to previous markdowns and charge-offs of $23.6 million. Another loan relationship, with a borrower which provides communications services, was primarily collateralized by its sales value in an orderly disposition.  However, the company had not put into place cost reductions previously identified to provide adequate cash flow.  As a result of ensuing overdrafts incurred during the second quarter and charged off by the Bank, it was concluded that the company might not cash flow adequately.  While the company was in sales negotiations with a potential purchaser, an orderly disposition at prior collateral value became questionable.  As a result, the loans in discontinued operations which totaled $6.9 million, were marked down by $3.5 million in addition to previous markdowns of $1.5 million.  We will continue to aggressively pursue recoveries on these lending relationships.  The third loan relationship represented loans totaling $18.5 million against a residential development.  These loans had previously been marked down $4.9 million.  In the second quarter, our third party loan workout specialist for these loans reported that the developer had not executed on a development plan for the property.  Accordingly, the loans were marked down an additional $9.2 million to the appraised value of the land.  Two unrelated loan relationships resulted in respective charges to the investment in unconsolidated subsidiary.  The first was a charge for $3.4 million as a result of a second quarter 2016 forbearance agreement.  The second was a charge for $2.0 million resulting from second quarter 2016 litigation resulting in the subordination of a property lien.  The majority of that loan relationship had been previously charged off.

Income Taxes.    Income tax benefit for continuing operations was $10.0 million for second quarter 2016 compared to $2.7 million in second quarter 2015.  The increased tax benefit reflected the higher loss in the second quarter of 2016.

First six months 2016 to first six months 2015

Net Income:  Net loss from continuing operations for the first six months of 2016 was $28.4 million, or $.75 per diluted share, compared to net loss of $4.3 million, or $.11 per diluted share for the first six months of 2015.    After discontinued operations, net loss for the first six months of 2016 was $42.3 million compared to net income of $388,000 for the first six months of 2015.    A $7.9 million increase in net interest income and a $115,000 decrease in the provision for loan and lease losses were more than offset by a $19.2 million decrease in non-interest income (excluding security gains), a  $12.8 million increase in BSA related consulting expenses and a $12.2 million increase in other non-interest expenses. Non-interest income (excluding security gains) decreased to $26.1 million in the first six months of 2016 from $45.2 million in the first six months of 2015, reflecting a $15.2 million decrease in change in value of investment in unconsolidated entity and a $7.7 million decrease in gain on sale of loans.  The $15.2 million  decrease between those respective periods reflected a $14.7 million second quarter 2016 charge against change in value of investment in unconsolidated entity (see “Loss on Discontinued Operations and Change in Value of Unconsolidated Entity.”)  The decrease in gain on sale of loans primarily reflected lower margins resulting from increased credit spreads. As credit spreads increase, loan sale prices and related margins decrease.  Net interest income increased to $41.4 million from $33.6 million primarily as a result of higher loan balances and yields.  The provision for loan and lease losses decreased $115,000 to $1.1 million in the first six months of 2016 compared to $1.2 million in the first six months of 2015.   Net loss from discontinued operations was $13.9 million for the first six months of 2015, compared to net income of $4.7 million from discontinued operations for the first six months of 2015.  Diluted loss per share was $1.12 for the first six months of 2016 compared to diluted earnings per share of $0.01 for the first six months of 2015.

Net Interest Income:  Our net interest income for the first six months of 2016 increased to $41.4 million, an increase of $7.9 million, or 23.5%, from $33.6 million in the first six months of 2015.   Our interest income for the first six months of 2016 increased to $47.6 million, an increase of $7.5 million or 18.7% from $40.1 million for the first six months of 2015.   The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased to $1.49 billion for the first six months of 2016 from $1.25  billion for the first six months of 2015, while related interest income increased $9.1 million on a tax equivalent basis.  Our average investment securities decreased to $1.30 billion for the first six months of 2016 from $1.53 billion for the first six months of 2015, while related interest income decreased $4.5 million on a tax equivalent basis. The decrease reflected the time required to reinvest the proceeds from the fourth quarter 2015 sale of our municipal portfolio and continuing loan demand which resulted in fewer investment purchases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2016 increased to 2.56% from 2.23% in the first six months of 2015, an increase of 33 basis points.  The increase in the net interest margin reflected higher yields on loans and reduced balances of lower yielding deposits at the Federal Reserve Bank.  In the first six months of 2016, the average yield on our loans increased to 4.16% from 3.55% for the first six months of 2015, an increase of 61 basis points.  The increase in loan yields reflected a greater proportion of higher yielding loans originated for sale in secondary markets, and the impact of the December 2015, 25 basis point Federal Reserve Bank increase in overnight rates.  Yields on taxable investment securities were higher at 2.34% compared to 2.00%, an increase of 34 basis points. The increase reflected the impact of the aforementioned 25 basis

point Federal Reserve Bank rate increase.    Additionally, yields on non-taxable investments were lower at 2.33% compared to 3.67%.  The reduction reflected the sale of the vast majority of our tax exempt portfolio in the fourth quarter of 2015 for tax planning purposes to expedite the utilization of deferred tax assets.  Average interest earning deposits decreased $449.5 million, or 43.9% to $574.0  million in the first six months of 2016 from $1.02  billion in the first six months of 2015.   The decrease reflected the impact of the first quarter 2016 exit of certain non strategic deposits to reduce excess Federal Reserve Bank balances which earn nominal rates. The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.31% for the first six months of 2016  compared to 0.29% in the first six months of 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,471,327	$ 30,636	4.16%	$ 1,227,728	$ 21,765	3.55%
Leases - bank qualified*	20,422	916	8.97%	20,807	716	6.88%
Investment securities-taxable	1,233,639	14,432	2.34%	1,005,397	10,066	2.00%
Investment securities-nontaxable*	65,558	765	2.33%	528,060	9,680	3.67%
Interest earning deposits at Federal Reserve Bank	573,595	1,280	0.45%	1,023,112	1,179	0.23%
Federal funds sold and securities purchased under agreement to resell	21,360	155	1.45%	45,259	322	1.42%
Net interest earning assets	3,385,901	48,184	2.85%	3,850,363	43,728	2.27%

Allowance for loan and lease losses	(4,356)			(3,938)
Assets held for sale from discontinued operations	562,860	11,146	3.96%	718,630	15,931	4.43%
Other assets	312,405			288,981
	$ 4,256,810			$ 4,854,036

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,373,084	$ 4,839	0.29%	$ 4,185,239	$ 5,442	0.26%
Savings and money market	389,270	604	0.31%	315,943	860	0.54%
Time	117,117	343	0.59%	1,400	12	1.71%
Total deposits	3,879,471	5,786	0.30%	4,502,582	6,314	0.28%

Short-term borrowings	35,720	110	0.00%	-	-	0.00%
Repurchase agreements	1,033	1	0.19%	9,135	13	0.28%
Subordinated debt	13,401	252	3.76%	13,401	211	3.15%
Total deposits and interest bearing liabilities	3,929,625	6,149	0.31%	4,525,118	6,538	0.29%

Other liabilities	22,043			9,976
Total liabilities	3,951,668			4,535,094

Shareholders' equity	305,142			318,942
	$ 4,256,810			$ 4,854,036

Net interest income on tax equivalent basis *		$ 53,181			$ 53,121

Tax equivalent adjustment		589			3,638

Net interest income		$ 52,592			$ 49,483

Net interest margin *			2.56%			2.23%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first six months of 2016, average interest earning assets decreased to $3.39 billion, a decrease of $464.5 million or 12.1% from the first six months of 2015.  The decrease reflected decreased average balances of investment securities of $234.3 million or 15.3% and decreased average balances of interest earning deposits at the Federal Reserve Bank of $449.5 million or 43.9% net of increased average balances of loans and leases of $243.2 million or 19.5%.  Average demand and interest checking deposits decreased $812.2 million or 19.4%.

Provision for Loan and Lease Losses. Our provision for loan and lease losses was $1.1 million for the first six months of 2016 compared to $1.2 million for the first six months of 2015.  The $115,000 decrease in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2016, our allowance for loan and lease losses amounted to $5.4 million or 0.46% of total loans compared to $4.4 million or 0.41% of total loans at December 31, 2015.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.   Non-interest income was $26.1 million in the first six months of 2016 compared to $45.2 million in the first six months of 2015 before gains on securities of $2.2 million in the first six months of 2016 and $273,000 in the first six months of 2015.  The $19.2 million or 42.3% decrease between those respective periods reflected a $14.7 million charge against change in value of investment in unconsolidated entity (see “Loss on Discontinued Operations and Change in Value of Unconsolidated Entity.”). Gain (loss) on sale of loans decreased $7.7 million or 101.2% to a loss of $94,000 for the first six months of 2016 reflecting lower margins resulting from increased credit spreads.  Gain (loss) on sale of loans and related expense result from the sale of commercial real estate loans to institutions which package such loans in secondary commercial mortgage backed securities markets.  Service fees on deposit accounts decreased $1.8 million or 50.1% to $1.8 million for the first six months of 2016 from $3.7 million for the first six months of 2015 due to the sale of the majority of our health savings accounts in the fourth quarter of 2015.  Prepaid card fees increased $2.8 million or 11.6% to $27.1 million for the first six months of 2016 from $24.3 for the first six months of 2015 reflecting increased volumes and associated revenues attributable to that volume. Leasing income decreased $307,000 or 26.1% to $868,000 for the first six months of 2016 from $1.2 million for the first six months of 2015, reflecting lower gains on disposition of leased vehicles in 2016 due to lower volume.  Affinity fees increased $1.1 million or 84.7% to $2.4 million for the first six months of 2016 from $1.3 million for the first six months of 2015.  This increase resulted primarily from growth in one affinity relationship.  Other non-interest income increased $3.1 million or 209.2% to $4.5 million for the first six months of 2016 from $1.5 million in the first six months of 2015. The increase resulted from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds.

Non-Interest Expense.   Total non-interest expense was $112.3 million for the first six months of 2016, an increase of $25.0 million or 28.6% over $87.3 million for the first six months of 2015.  The increase reflected an increase of $12.8 million in BSA and lookback consulting expenses.  Salaries and employee benefits amounted to $40.9 million, an increase of $8.0 million or 24.3% over $32.9 million for the first six months of 2015.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other compliance, information technology, institutional banking, SBA loan production, leasing business development and internal audit.  Depreciation and amortization increased $113,000 or 4.7% to $2.5 million in the first six months of 2016 from $2.4 million in the first six months of 2015 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $44,000 or 1.6% to $2.8 million in the first six months of 2016 from $2.8 million in the first six months of 2015 which reflected a newly leased San Francisco sales office.  Data processing expense increased $702,000 or 10.0% to $7.7 million in the first six months of 2016 from $7.0 million in the first six months of 2015.  The increase reflected increased account and transaction volume.  Printing and supplies increased $186,000 or 15.7% to $1.4 million in the first six months of 2016 from $1.2 million in the first six months of 2015, reflecting mailings related to service charge increases and other periodic communications with customers.  Audit expense decreased $699,000 or 58.3% to $500,000 in the first six months of 2016 from $1.2 million in the first six months of 2015 reflecting lower compliance audit expense and the transfer of certain audit functions in house.  Legal expense increased $919,000 or 44.8% to $3.0 million for the first six months of 2016 from $2.1 million in the first six months of 2015 reflecting higher regulatory legal costs and fees associated with the purchase of $60 million of lease contracts.  FDIC insurance expense decreased $924,000 or 16.5% to $4.7 million for the first six months of 2016 from $5.6 million in the first six months of 2015, reflecting the impact of decreased average deposits.  Software expense increased $2.1 million or 73.5% to $5.0 million in the first six months of 2016 from $2.9 million in the first six months of 2015 reflecting additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $105,000 or 10.9% to $1.1 million in the first six months of 2016 from $959,000 in the first six months of 2015. The increase reflected higher coverages and increased premiums on other coverages.    Telecom and IT network communications increased $3,000 or 0.3% to $965,000 in the first six months of 2016 from $962,000 in the first six months of 2015.  Securitization and servicing expense decreased $105,000 or 12.3% to $747,000 in the first six months of 2016 from $852,000 in the first six months of 2015 reflecting decreased volume.  Consulting expense increased $293,000 or 13.2% to $2.5 million in the first six months of 2016 from $2.2 million in the first six months of 2015.  The increased expense reflected consulting for a more efficient loan processing system and marketing and investor relations consulting. Other non-interest expense increased $1.4 million or 16.3% to $10.2 million in the first six months of

2016 from $8.8 million in the first six months of 2015.  The $1.4 million increase reflected increases of $320,000 in credit bureau expense, $308,000 in customer identification verification expense, $210,000 in small business lending loan expense, $207,000 in other furniture and equipment expense, $297,000 in travel expense, $158,000 in prepaid card fraud losses and $136,000 in directors’ fees.  The increase in directors’ fees reflected the addition of new Board committees for compliance and risk functions.

Income Taxes.  Income tax benefit for continuing operations was $15.3 million for the first six months of 2016 compared to $5.1 million in the first six months of 2015.  The increased tax benefit reflected the higher loss in 2016.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn nominal rates of interest.  Significant progress in reducing such balances was made during the quarter compared to prior periods. Investment securities available-for-sale also provide a significant source of liquidity. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first six months of 2016.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  However, the focus of our business model is to identify affinity groups that control significant deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  Nonetheless, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times during the year, especially the first quarter as a result of tax refund prepaid card balances. We plan to exit additional deposit relationships to continue to manage excess liquidity.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first six month of 2016, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank.  As of June 30, 2016 we had a $527 million line of credit with the Federal Home Loan Bank and $160 million line of credit with the Federal Reserve Bank.  These lines may be collateralized by specified types of loans or securities.  As of June 30, 2016, we had no amounts outstanding on our borrowing lines.  We expect to continue to maintain our facility with the Federal Home Loan Bank and Federal Reserve Bank.  We actively monitor our positions and contingent funding sources on a daily basis.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of June 30, 2016, we had approximate cash reserves of $10.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $120,000 based on a floating rate of 3.25% over LIBOR.  We expect that the conditions under which the Amendment to the 2014 Consent Order was issued will have been remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at June 30, 2016 were $528.1 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 50 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $104.1 for the six months ended June 30, 2016 and $93.9 million for the six months ended June 30, 2015. Net purchases of investment securities were $244.8 million compared to net purchases of $110.2 million for the prior year to date ended June 30, 2015.  Deposit outflows resulted from exiting higher cost deposit relationships without adequate offsetting fee income or loan production potential in the six months ended June 30, 2016.  We had outstanding commitments to fund loans, including unused lines of credit, of $932.9 million and $831.5 million as of June 30, 2016 and December 31, 2015, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account. However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.   Of the approximately $1.1 billion in book value of loans in that portfolio as of  the September 30, 2014 date of discontinuance of operations,  $471.1 million of loans remain as assets held for sale on the balance sheet, reflecting related sales and paydowns. We are attempting to sell those remaining loans. Additionally, the balance sheet reflects $162.3 million in investment in unconsolidated entity, which is comprised of notes owned by us as a result of the sale of certain discontinued loans.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At June 30, 2016 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2016
The Bancorp, Inc.	6.78%	12.72%	12.97%	12.72%
The Bancorp Bank	6.35%	11.87%	12.12%	11.87%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2015
The Bancorp, Inc.	7.17%	14.67%	14.88%	14.67%
The Bancorp Bank	6.90%	13.98%	14.18%	13.98%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2016.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 175,638	$ 13,018	$ 53,404	$ 40,936	$ 158,597
Loans net of deferred loan costs	820,095	36,992	154,558	143,756	26,705
Investment securities	500,295	142,815	163,875	105,855	509,390
Interest earning deposits	528,094	-	-	-	-
Securities purchased under agreements to resell	39,360	-	-	-	-
Total interest earning assets	2,063,482	192,825	371,837	290,547	694,692

Interest bearing liabilities:
Demand and interest checking	2,269,882	134,531	134,531	-	-
Savings and money market	97,463	194,925	97,463	-	-
Time deposits	101,160	-	-	-	-
Securities sold under agreements to repurchase	318	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,482,224	329,456	231,994	-	-
Gap	$ (418,742)	$ (136,631)	$ 139,843	$ 290,547	$ 694,692
Cumulative gap	$ (418,742)	$ (555,373)	$ (415,530)	$ (124,983)	$ 569,709
Gap to assets ratio	-10%	-3%	3%	7%	16%
Cumulative gap to assets ratio	-10%	-13%	-9%	-3%	13%

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

Financial Condition

General.    Our total assets at June 30, 2016 were $4.40 billion, of which our total loans were $1.18 billion. At December 31, 2015 our total assets were $4.77 billion, of which our total loans were $1.08 billion.

Interest earning deposits and federal funds sold.  At June 30, 2016, we had a total of $528.1 million of interest earning deposits compared to $1.15 billion at December 31, 2015 a decrease of $619.4 million or 54.0%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.42 billion at June 30, 2016, an increase of $258.5 million or 22.2% from year-end 2015.   The increase in investment securities was primarily a result of purchases of residential mortgage-backed securities and collateralized loan obligation securities.  Other securities, included in the held-to-maturity classification at June 30, 2016, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of two single issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.5 million of other debt securities – pooled is comprised of the following: (i) one pooled trust preferred security for $22,000, which was collateralized by bank trust preferred securities; and (ii) book value of three securities consisting of diversified portfolios of corporate securities of $75.5 million.

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,907	$ 2,015	$ 108	Not rated
Security B	9,039	5,653	(3,386)	Not rated

Class: All of the above are trust preferred securities.

The following table provides additional information related to our pooled trust preferred securities as of June 30, 2016:

Pooled issue	Class	Book value	Fair value	Unrealized gain	Credit rating	Excess subordination
Pool A (7 performing issuers)	Mezzanine	$ 22	$ 22	$ -	CAA1	*

* There is no excess subordination for these securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the six months ended June 30, 2016 and June 30, 2015, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $12.3 million at June 30, 2016 compared to $1.1 million at December 31, 2015.  The increase resulted from additional Federal Home Loan Bank stock required for larger daily advances to enhance liquidity management.

Investment securities with a carrying value of $583.5 million at June 30, 2016 and $472.7 million at December 31, 2015, were pledged as collateral for Federal Home Loan Bank advances and to secure securities sold under repurchase agreements as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale decreased to $441.6 million at June 30, 2016 from $489.9 million at December 31, 2015.

Loan portfolio. Total loans increased to $1.18 billion at June 30, 2016 from $1.08 billion at December 31, 2015.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2016	2015

SBA non real estate	$ 71,596	$ 68,887
SBA commercial mortgage	116,617	114,029
SBA construction	3,751	6,977
SBA loans *	191,964	189,893
Direct lease financing	315,639	231,514
SBLOC	607,017	575,948
Other specialty lending	40,543	48,315
Other consumer loans	20,005	23,180
	1,175,168	1,068,850
Unamortized loan fees and costs	6,938	9,227
Total loans, net of deferred loan costs	$ 1,182,106	$ 1,078,077

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

At June 30, 2016, approximately 48% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish minimum coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are planned to be achieved by December 31, 2016 and maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2016 is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At June 30, 2016 approximately 42% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2016 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end. The 100% coverage includes loan review work performed by designated SBA department personnel.  Although loans are not typically purchased, loans for Community Reinvestment Act, or CRA purposes are periodically purchased.  At June 30, 2016, approximately 83% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.  The portion not reviewed includes $29 million in purchased loans which are subject to government guarantees and not subject to review and $5 million in newly funded loans which will be subject to review.

Leasing – The targeted review threshold for 2016 is 50%.  At June 30, 2016, approximately 32% of the leasing portfolio had been reviewed.   The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2016 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At June 30, 2016, approximately 67% of the CMBS floating rate portfolio had been reviewed.

CMBS (Fixed Rate) – CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At June 30, 2016, 11% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans.  At June 30, 2016, approximately 96% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2016 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of 10 of the remaining loans will be reviewed each quarter.  At June 30, 2106 approximately 86% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 1,046	$ 1,046	$ 70,550	$ 71,596
SBA commercial mortgage	-	-	-	-	-	116,617	116,617
SBA construction	-	-	-	-	-	3,751	3,751
Direct lease financing	5,880	3,021	2,882	-	11,783	303,856	315,639
SBLOC	-	190	-	-	190	606,827	607,017
Other specialty lending	-	-	-	-	-	40,543	40,543
Consumer - other	325	-	-	-	325	5,145	5,470
Consumer - home equity	162	-	290	2,101	2,553	11,982	14,535
Unamortized loan fees and costs	-	-	-	-	-	6,938	6,938
	$ 6,367	$ 3,211	$ 3,172	$ 3,147	$ 15,897	$ 1,166,209	$ 1,182,106

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the six months ended
	June 30,
	2016	2015

Ratio of the allowance for loan losses to total loans	0.46%	0.45%
Ratio of the allowance for loan losses to nonperforming loans *	85.42%	132.44%
Ratio of nonperforming assets to total assets *	0.14%	0.07%
Ratio of net charge-offs to average loans	0.00%	0.04%
Ratio of net charge-offs to average loans annualized	0.01%	0.07%

* Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans was 0.46% at June 30, 2016 which was comparable to the 0.45% at June 30, 2015.  The ratio of the allowance for loan losses to non-performing loans decreased to 85.42% at June 30, 2016 from 132.44% at June 30, 2015 primarily as a result of an increase in non-performing loans.  The ratio of non-performing assets to total assets increased primarily as a result of increases in non-performing loans.  Net charge-offs to average loans decreased to 0.00% for the six months ended June 30, 2016 from 0.04% for the six months ended June 30, 2015.

Net charge-offs.  Net charge-offs were $62,000 for the six months ended June 30, 2016, a decrease of $399,000 from net charge-offs for the same period of 2015.  The majority of the charge-offs in the first six months of 2016 were associated with leasing relationships.  The majority of the charge-offs in the first six months of 2015 were associated with consumer loan relationships.

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

	June 30,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 1,047	$ 733
Consumer	2,100	1,194
Total non-accrual loans	3,147	1,927

Loans past due 90 days or more	3,172	403
Total non-performing loans	6,319	2,330
Other real estate owned	-	-
Total non-performing assets	$ 6,319	$ 2,330

Loans that were modified as of June 30, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	2	$ 416	$ 416	1	$ 171	$ 171
Consumer	2	427	427	2	434	434
Total	4	$ 843	$ 843	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 157	$ 259	$ -	$ 171	$ -
Consumer	-	323	104	-	330	104
Total	$ -	$ 480	$ 363	$ -	$ 501	$ 104

The following table summarizes as of June 30, 2016 that were restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
Consumer	1	$ 323
Total	1	$ 323

As of June 30, 2016 and December 31, 2015,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at June 30, 2016 and December 31, 2015:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2016
Without an allowance recorded
SBA non real estate	$ 259	$ 259	$ -	$ 261	$ -
Consumer - other	323	323	-	326	-
Consumer - home equity	1,274	1,274	-	881	-
With an allowance recorded					-
SBA non real estate	945	945	258	711	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	474	639	-
Total
SBA non real estate	1,204	1,204	258	972	-
Consumer - other	323	323	-	326	-
Consumer - home equity	2,101	2,201	474	1,520	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

We had $3.1 million of non-accrual loans at June 30, 2016 compared to $1.9 million of non-accrual loans at December 31, 2015. The $1.2 million increase in non-accrual loans was primarily due to $1.8 million of loans placed on non-accrual status partially offset by $586,000 of loan payments.  Loans past due 90 days or more still accruing interest amounted to $3.2 million at June 30, 2016 and $403,000 at December 31, 2015.  The $2.8 million increase reflected $3.4 million of additions partially offset by $580,000 of loan payments.

We had no other real estate owned at June 30, 2016 and December 31, 2015.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2016 and December 31, 2015:

June 30, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 56,744	$ -	$ 2,194	$ -	$ -	$ 375	$ 12,283	$ 71,596
SBA commercial mortgage	96,364	-	-	-	-	735	19,518	116,617
SBA construction	3,751	-	-	-	-	-	-	3,751
Direct lease financing	101,701	-	939	-	-	43,262	169,737	315,639
SBLOC	257,473	-	-	-	-	18,941	330,603	607,017

Other specialty lending	38,787	-	-	-	-	-	1,756	40,543
Consumer	11,567	-	3,884	-	-	-	4,554	20,005
Unamortized loan fees and costs	-	-	-	-	-	-	6,938	6,938
	$ 566,387	$ -	$ 7,017	$ -	$ -	$ 63,313	$ 545,389	$ 1,182,106

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”

Premises and equipment, net.  Premises and equipment amounted to $22.4 million at June 30, 2016 compared to $21.6 million at December 31, 2015.  The increase reflected additional information technology upgrades.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $162.3 million investment in unconsolidated entity at June 30, 2016.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $471.1 million at June 30, 2016 compared to $583.9 million at December 31, 2015.  The decrease reflected principal paydowns.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  One strategic focus is growing these accounts through affinity groups.  At June 30, 2016, we had total deposits of $4.06 billion compared to $4.41 billion at December 31, 2015, a decrease of $354.1 million or 8.0%.  The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2016		December 31, 2015
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,373,084	0.29%	$ 3,975,475	0.28%
Savings and money market	389,270	0.31%	337,168	0.55%
Time	117,117	0.59%	44,789	0.61%
Total deposits	$ 3,879,471	0.30%	$ 4,357,432	0.30%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2016 and December 31, 2015.  Additionally, we had no outstanding balances on the Bank’s lines of credit as of June 30, 2016 and December 31, 2015.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $37.1 million at June 30, 2016 compared to $16.7 million at December 31, 2015, representing an increase of $20.4 million.  Other liabilities consist primarily of investment security purchases in process and amounts payable for BSA lookback expenses.

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

There has been no change in our internal control over financial reporting that occurred during the first six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain regulatory proceedings involving the FDIC and FRB, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions”.

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation. Case No. 14-cv-0952(SLR).   On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.  The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion has been pending.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we will pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by the us will be fully funded by our insurance carriers.  All terms of the Settlement Agreement are subject to court approval.

We received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of our restatement of our financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  We are cooperating fully with the SEC's investigation.  Our costs to respond to the subpoena and cooperate with the SEC's investigation could be material.

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

THE BANCORP INC
(Registrant)

August 9, 2016	/s/ Damian Kozlowski
Date	Damian Kozlowski
President/Chief Executive Officer

August 9, 2016	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1 (a)	Certificate of Incorporation (1)

3.1 (b)	Amendment to Certificate of Incorporation *

3.2	Amended and Restated Bylaws (1)

10.1	Letter Agreement with Damian Kozlowski *

10.2	Letter Agreement with Hugh McFadden *

10.3	Letter Agreement with John Leto *

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Filed previously as an exhibit to our From 10-K for the year ended December 31, 2013 and by this reference incorporated herein.