Form 10-Q
period 2016-09-30
Bancorp, Inc.
filed 2016-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2016

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

As of November 4, 2016 there were 55,319,204 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 4,061	$ 7,643
Interest earning deposits at Federal Reserve Bank	312,605	1,147,519
Securities purchased under agreements to resell	39,463	-
Total cash and cash equivalents	356,129	1,155,162

Investment securities, available-for-sale, at fair value	1,334,927	1,070,098
Investment securities, held-to-maturity (fair value $91,787 and $91,599, respectively)	93,495	93,590
Commercial loans held for sale	562,957	489,938
Loans, net of deferred loan fees and costs	1,198,237	1,078,077
Allowance for loan and lease losses	(6,058)	(4,400)
Loans, net	1,192,179	1,073,677
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	11,014	1,062
Premises and equipment, net	21,797	21,631
Accrued interest receivable	10,496	9,471
Intangible assets, net	5,682	4,929
Deferred tax asset, net	29,765	36,207
Investment in unconsolidated entity, at fair value	157,396	178,520
Assets held for sale from discontinued operations	386,155	583,909
Other assets	55,519	47,629
Total assets	$ 4,217,511	$ 4,765,823

LIABILITIES
Deposits
Demand and interest checking	$ 3,364,103	$ 3,602,376
Savings and money market	402,832	383,832
Time deposits	-	428,549
Total deposits	3,766,935	4,414,757

Securities sold under agreements to repurchase	353	925
Short-term borrowings	70,000	-
Subordinated debenture	13,401	13,401
Other liabilities	27,744	16,739
Total liabilities	3,878,433	4,445,822

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,419,204 and 37,861,218
shares issued at September 30, 2016 and December 31, 2015, respectively	55,419	37,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	359,793	300,549
Accumulated deficit	(83,169)	(15,449)
Accumulated other comprehensive income (loss)	7,901	(2,094)
Total shareholders' equity	339,078	320,001

Total liabilities and shareholders' equity	$ 4,217,511	$ 4,765,823

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 17,697	$ 12,811	$ 48,928	$ 35,042
Interest on investment securities:
Taxable interest	8,350	4,562	22,782	14,628
Tax-exempt interest	142	3,097	639	9,388
Federal funds sold/securities purchased under agreements to resell	146	143	301	465
Interest earning deposits	397	580	1,677	1,759
	26,732	21,193	74,327	61,282
Interest expense
Deposits	2,906	3,277	8,692	9,591
Securities sold under agreements to repurchase	-	1	1	14
Short-term borrowings	153	-	263	-
Subordinated debenture	131	117	383	328
	3,190	3,395	9,339	9,933
Net interest income	23,542	17,798	64,988	51,349
Provision for loan and lease losses	750	625	1,810	1,800
Net interest income after provision for loan and lease losses	22,792	17,173	63,178	49,549

Non-interest income
Service fees on deposit accounts	1,510	1,919	3,335	5,579
Card payment and ACH processing fees	1,459	1,493	4,183	4,242
Prepaid card fees	12,249	11,492	39,333	35,752
Gain (loss) on sale of loans	903	(830)	809	6,747
Gain on sale of investment securities	981	(335)	3,131	(62)
Change in value of investment in unconsolidated entity	811	1,040	(12,313)	3,141
Leasing income	588	552	1,456	1,727
Debit card income (loss)	(45)	427	(202)	1,358
Affinity fees	1,091	1,083	3,507	2,391
Other	357	458	4,893	1,925
Total non-interest income	19,904	17,299	48,132	62,800

Non-interest expense
Salaries and employee benefits	21,508	16,768	62,400	49,677
Depreciation and amortization	1,241	1,171	3,751	3,568
Rent and related occupancy cost	1,638	1,558	4,797	4,471
Data processing expense	3,769	3,747	11,459	10,735
Printing and supplies	825	622	2,194	1,805
Audit expense	246	397	746	1,596
Legal expense	814	427	3,786	2,480
Amortization of intangible assets	394	298	1,032	893
FDIC insurance	2,436	2,700	7,118	8,306
Software	2,770	1,920	7,756	4,793
Insurance	631	482	1,695	1,441
Telecom and IT network communications	582	458	1,547	1,420
Securitization and servicing expense	-	398	747	1,250
Consulting	1,701	1,125	4,214	3,345
Bank Secrecy Act and lookback consulting expenses	1,340	11,687	29,076	26,643
Other	4,276	4,037	14,127	12,666
Total non-interest expense	44,171	47,795	156,445	135,089
Loss from continuing operations before income taxes	(1,475)	(13,323)	(45,135)	(22,740)

Income tax provision (benefit)	55	(5,706)	(15,324)	(10,817)
Net loss from continuing operations	$ (1,530)	$ (7,617)	$ (29,811)	$ (11,923)
Discontinued operations
Income (loss) from discontinued operations before income taxes	(21,490)	2,997	(38,073)	10,193
Income tax provision (benefit)	2,531	955	(164)	3,457
Income (loss) from discontinued operations, net of tax	(24,021)	2,042	(37,909)	6,736
Net income (loss) available to common shareholders	$ (25,551)	$ (5,575)	$ (67,720)	$ (5,187)

Net loss per share from continuing operations - basic	$ (0.03)	$ (0.20)	$ (0.73)	$ (0.32)
Net income (loss) per share from discontinued operations - basic	$ (0.51)	$ 0.05	$ (0.92)	$ 0.18
Net income (loss) per share - basic	$ (0.54)	$ (0.15)	$ (1.65)	$ (0.14)

Net loss per share from continuing operations - diluted	$ (0.03)	$ (0.20)	$ (0.73)	$ (0.32)
Net income (loss) per share from discontinued operations - diluted	$ (0.51)	$ 0.05	$ (0.92)	$ 0.18
Net income (loss) per share - diluted	$ (0.54)	$ (0.15)	$ (1.65)	$ (0.14)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2016	2015
	(in thousands)
Net income (loss)
Other comprehensive income (loss) net of reclassifications into net income:	$ (67,720)	$ (5,187)

Other comprehensive income (loss)
Change in net unrealized gain (loss) during the period	19,207	(1,598)
Reclassification adjustments for losses included in income	(3,131)	62
Reclassification adjustments for foreign currency translation (gains)/losses	335	(449)
Amortization of losses previously held as available-for-sale	25	42
Net unrealized gain (loss)	16,436	(1,943)

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	7,683	(315)
Reclassification adjustments for losses included in income	(1,252)	29
Amortization of losses previously held as available-for-sale	10	14
Income tax expense (benefit) related to items of other comprehensive income	6,441	(272)

Other comprehensive income (loss) net of tax and reclassifications into net income	9,995	(1,671)
Comprehensive loss	$ (57,725)	$ (6,858)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2016

(in thousands, except share data)

							Accumulated
	Common				Additional		other
	stock	Common		Treasury	paid-in	Retained	comprehensive
	shares	stock		stock	capital	earnings	income	Total

Balance at January 1, 2016	37,861,218	$ 37,861		$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss						(67,720)		(67,720)
Issuance of common stock	17,473,881	17,474		-	57,338	-	-	74,812
Common stock issued as restricted shares,
net of tax benefits	84,020	84	-	-	(84)	-	-	-
Stock-based compensation	-	-		-	1,990	-	-	1,990
Other comprehensive income net of
reclassification adjustments and tax	-	-		-	-	-	9,995	9,995

Balance at September 30, 2016	55,419,119	$ 55,419		$ (866)	$ 359,793	$ (83,169)	$ 7,901	$ 339,078

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss from continuing operations	$ (29,811)	$ (11,923)
Net income (loss) from discontinued operations	(37,909)	6,736
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,783	4,461
Provision for loan and lease losses	1,810	1,800
Net amortization of investment securities discounts/premiums	6,066	10,279
Stock-based compensation expense	1,990	1,532
Loans originated for sale	(372,065)	(427,680)
Sale of loans originated for resale	299,855	296,907
Loss (gain) on sales of loans originated for resale	(809)	(6,747)
Gain on sale of fixed assets	(21)	(10)
Fair value adjustment on investment in unconsolidated entity	14,753	-
Loss (gain) on sales of investment securities	(3,131)	62
Decrease (increase) in accrued interest receivable	(1,025)	19
Increase in other assets	(19,290)	(8,190)
Increase in discontinued assets held for sale	(5,779)	(2,516)
Increase (decrease) in other liabilities	10,505	(5,595)
Net cash provided by (used in) operating activities	(130,078)	(140,865)

Investing activities
Purchase of investment securities available-for-sale	(499,969)	(97,045)
Proceeds from sale of investment securities available-for-sale	115,637	94,288
Proceeds from redemptions and prepayments of securities held-to-maturity	51	118
Proceeds from redemptions and prepayments of securities available-for-sale	133,212	167,898
Net increase in loans	(120,312)	(121,169)
Net decrease in discontinued loans held for sale	203,533	278,717
Proceeds from sale of fixed assets	341	220
Purchases of premises and equipment	(4,237)	(4,974)
Investment in unconsolidated entity	6,371	6,939
Net cash provided by (used in) by investing activities	(165,373)	324,992

Financing activities
Net decrease in deposits	(647,822)	(242,569)
Net decrease in securities sold under agreements to repurchase	(572)	(18,380)
Proceeds of short-term borrowings and federal funds purchased	70,000	-
Proceeds from issuance of common stock	74,812	-
Net cash used in financing activities	(503,582)	(260,949)

Net decrease in cash and cash equivalents	(799,033)	(76,822)

Cash and cash equivalents, beginning of period	1,155,162	1,114,235

Cash and cash equivalents, end of period	$ 356,129	$ 1,037,413

Supplemental disclosure:
Interest paid	$ 9,514	$ 9,584
Taxes paid	$ 366	$ 592

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities (CMBS). Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing.  European operations are comprised of three operational service subsidiaries, Transact Payment Services Group Limited, Transact Payment Services Limited and Transact Payment Services Group-Bulgaria EOOD and its subsidiary, Transact Payments Limited, which offer prepaid card and electronic money issuing services.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)  have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K Report). Note T in those financial statements presents restated interim financial statements as described therein. The results of operations for the nine month period ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2016, the Company had three stock-based compensation plans, which are more fully described in its 2015 Form 10-K Report.

The Company granted 300,000 stock options with a vesting period of four years in the first nine months of 2016. The weighted average grant-date fair value was $2.89. The Company did not grant stock options in the first nine months of 2015.  There were no stock options exercised in the nine month periods ended September 30, 2016 or September 30, 2015.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding at January 1, 2016	1,977,500	$ 8.58	5.47	$ -
Granted	300,000	6.75	3.67	-
Exercised	-	-	-	-
Expired	(1,000)	20.98	-	-
Forfeited	(240,000)	8.28	-	-
Outstanding at September 30, 2016	2,036,500	$ 8.34	5.49	$ -
Exercisable at September 30, 2016	1,661,500	$ 8.55	4.66	$ -

The Company granted 789,000 restricted stock units (RSUs) in the first nine months of 2016 of which 620,000 have a vesting period of three years and 169,000 have a vesting period of one year.  489,000 RSUs have a fair value of $4.50 and 300,000 RSUs have a fair value of $6.75.  The Company granted 86,992 RSUs with a vesting period of two years at a fair value of $9.11 in the first nine months of 2015.  The total fair value of RSUs vested for the nine months ended September 30, 2016 and 2015 was $830,000 and $517,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

			Average
		Weighted-	remaining
		average	contractual
		grant date	term
	Shares	fair value	(years)
Outstanding at January 1, 2016	168,045	$ 9.88	1.12
Granted	789,000	5.36	-
Vested	(84,020)	9.88	-
Forfeited	(41,250)	6.12	-
Outstanding at September 30, 2016	831,775	$ 5.77	1.88

As of September 30, 2016, there was a total of $4.3 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately two years.  Related compensation expense for the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.5 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (1,530)	47,153,658	$ (0.03)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (1,530)	47,153,658	$ (0.03)

	For the three months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (24,021)	47,153,658	$ (0.51)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (24,021)	47,153,658	$ (0.51)

	For the three months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share
Net loss available to common shareholders	$ (25,551)	47,153,658	$ (0.54)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (25,551)	47,153,658	$ (0.54)

Stock options for 2,036,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at September 30, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

	For the nine months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (29,811)	40,957,247	$ (0.73)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (29,811)	40,957,247	$ (0.73)

	For the nine months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (37,909)	40,957,247	$ (0.92)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (37,909)	40,957,247	$ (0.92)

	For the nine months ended
	September 30, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share
Net loss available to common shareholders	$ (67,720)	40,957,247	$ (1.65)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (67,720)	40,957,247	$ (1.65)

Stock options for 2,036,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at September 30, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

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

Stock options for 2,348,750 shares, exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2015 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from continuing operations
Net income (loss) available to common shareholders	$ (11,923)	37,754,110	$ (0.32)
Effect of dilutive securities
Common stock options	-	-	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ (11,923)	37,754,110	$ (0.32)

	For the nine months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share from discontinued operations
Net income (loss) available to common shareholders	$ 6,736	37,754,110	$ 0.18
Effect of dilutive securities
Common stock options	-	342,338	-
Diluted income (loss) per share
Net income (loss) available to common shareholders	$ 6,736	38,096,448	$ 0.18

	For the nine months ended
	September 30, 2015
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings (loss) per share
Net income (loss) available to common shareholders	$ (5,187)	37,754,110	$ (0.14)
Effect of dilutive securities
Common stock options	-	-	-
Diluted earnings (loss) per share
Net income (loss) available to common shareholders	$ (5,187)	37,754,110	$ (0.14)

Stock options for 2,348,750 shares exercisable at prices between $7.36 and $25.43 per share, were outstanding at September 30, 2015 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

Available-for-sale	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,468	$ 299	$ (51)	$ 29,716
Asset-backed securities	382,750	1,386	(2,793)	381,343
Tax-exempt obligations of states and political subdivisions	44,434	364	(51)	44,747
Taxable obligations of states and political subdivisions	79,260	4,336	(7)	83,589
Residential mortgage-backed securities	331,004	3,625	(813)	333,816
Collaterized mortgage obligation securities	174,640	1,981	(373)	176,248
Commercial mortgage-backed securities	127,364	3,978	(107)	131,235
Foreign debt securities	55,800	875	(8)	56,667
Corporate debt securities	95,639	1,956	(29)	97,566
	$ 1,320,359	$ 18,800	$ (4,232)	$ 1,334,927

Held-to-maturity	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,973	$ 413	$ (3,181)	$ 15,205
Other debt securities - pooled	75,522	1,060	-	76,582
	$ 93,495	$ 1,473	$ (3,181)	$ 91,787

Available-for-sale	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,316	$ 18	$ (95)	$ 29,239
Asset-backed securities	194,690	46	(3,642)	191,094
Tax-exempt obligations of states and political subdivisions	95,792	2,728	(74)	98,446
Taxable obligations of states and political subdivisions	94,582	2,307	(476)	96,413
Residential mortgage-backed securities	210,051	697	(882)	209,866
Collaterized mortgage obligation securities	172,623	819	(1,190)	172,252
Commercial mortgage-backed securities	127,085	386	(1,361)	126,110
Foreign debt securities	58,077	64	(333)	57,808
Corporate debt securities	89,370	170	(670)	88,870
	$ 1,071,586	$ 7,235	$ (8,723)	$ 1,070,098

Held-to-maturity	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,934	$ 569	$ (3,456)	$ 15,047
Other debt securities - pooled	75,656	938	(42)	76,552
	$ 93,590	$ 1,507	$ (3,498)	$ 91,599

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $11.0 million and $1.1 million, respectively, at September 30, 2016 and December 31, 2015.

The amortized cost and fair value of the Company’s investment securities at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 26,420	$ 26,412	$ -	$ -
Due after one year through five years	167,777	170,450	7,012	7,309
Due after five years through ten years	428,966	436,257	-	-
Due after ten years	697,196	701,808	86,483	84,478
	$ 1,320,359	$ 1,334,927	$ 93,495	$ 91,787

At September 30, 2016 and December 31, 2015, investment securities with a carrying value of approximately $614.0 million and $472.3 million, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, letters of credit and  securities sold under repurchase agreements as required or permitted by law.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first nine months of 2016.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2016 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 10,037	$ (51)	$ -	$ -	$ 10,037	$ (51)
Asset-backed securities	24	78,621	(685)	64,595	(2,108)	143,216	(2,793)
Tax-exempt obligations of states and political subdivisions	42	17,515	(13)	7,435	(38)	24,950	(51)
Taxable obligations of states and political subdivisions	4	2,726	(7)	-	-	2,726	(7)
Residential mortgage-backed securities	43	147,529	(670)	9,992	(143)	157,521	(813)
Collaterized mortgage obligation securities	23	39,552	(136)	19,823	(237)	59,375	(373)
Commercial mortgage-backed securities	21	12,151	(64)	3,762	(43)	15,913	(107)
Foreign debt securities	6	3,273	(6)	1,451	(2)	4,724	(8)
Corporate debt securities	8	3,715	(21)	1,189	(8)	4,904	(29)
Total temporarily impaired
investment securities	174	$ 315,119	$ (1,653)	$ 108,247	$ (2,579)	$ 423,366	$ (4,232)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 5,871	$ (3,181)	$ 5,871	$ (3,181)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 5,871	$ (3,181)	$ 5,871	$ (3,181)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2015 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 16,500	$ (95)	$ -	$ -	$ 16,500	$ (95)
Asset-backed securities	33	138,244	(1,944)	41,955	(1,698)	180,199	(3,642)
Tax-exempt obligations of states and political subdivisions	31	13,580	(22)	6,905	(52)	20,485	(74)
Taxable obligations of states and political subdivisions	30	45,136	(450)	2,197	(26)	47,333	(476)
Residential mortgage-backed securities	29	121,997	(761)	5,964	(121)	127,961	(882)
Collaterized mortgage obligation securities	26	56,142	(600)	34,508	(590)	90,650	(1,190)
Commercial mortgage-backed securities	43	81,990	(1,024)	14,520	(337)	96,510	(1,361)
Foreign debt securities	51	40,586	(273)	2,636	(60)	43,222	(333)
Corporate debt securities	67	54,069	(631)	1,327	(39)	55,396	(670)
Total temporarily impaired
investment securities	313	$ 568,244	$ (5,800)	$ 110,012	$ (2,923)	$ 678,256	$ (8,723)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 5,558	$ (3,456)	$ 5,558	$ (3,456)
Pooled	1	25,563	(42)	-	-	25,563	(42)
Total temporarily impaired
investment securities	2	$ 25,563	$ (42)	$ 5,558	$ (3,456)	$ 31,121	$ (3,498)

Other securities included in the held-to-maturity classification at September 30, 2016 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single-issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.5 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of September 30, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,909	$ 2,025	$ 116	Not rated
Security B	9,052	5,871	(3,181)	Not rated

Class: All of the above are trust preferred securities.

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending. The Company also originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets. These sales are accounted for as true sales and there is no continuing involvement in these loans after the sale. Servicing rights on these loans are not retained.   The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At September 30, 2016, the fair value of the loans held for sale was $563.0 million and the unpaid principal balance was $550.6 million.  Included in the gain on sale of loans in the Statements of Operations were gains recognized from changes in fair value of $6.3 million for the nine months ended September 30, 2016.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statements of Operations.

In the second quarter of 2016, the Company purchased approximately $60 million in fleet vehicle leases which resulted in a customer list intangible of $1.8 million..  The balance of the $8.9 million purchase price was allocated to premium which is being amortized over the estimated average lives of the leases.  The Company expects to complete its accounting for this purchase by the end of the fourth quarter of 2016.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2016	2015

SBA non real estate	$ 74,262	$ 68,887
SBA commercial mortgage	117,053	114,029
SBA construction	6,317	6,977
SBA loans *	197,632	189,893
Direct lease financing	332,632	231,514
SBLOC	621,456	575,948
Other specialty lending	20,076	48,315
Other consumer loans	19,375	23,180
	1,191,171	1,068,850
Unamortized loan fees and costs	7,066	9,227
Total loans, net of deferred loan costs	$ 1,198,237	$ 1,078,077

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $1.8 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015

SBA loans, including deferred fees and costs	$ 203,196	$ 197,966
SBA loans included in held for sale	146,450	109,174
Total SBA loans	$ 349,646	$ 307,140

The following table provides information about impaired loans at September 30, 2016 and December 31, 2015 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2016
Without an allowance recorded
SBA non real estate	$ 704	$ 704	$ -	$ 372	$ -
Consumer - other	317	317	-	324	-
Consumer - home equity	1,563	1,563	-	1,052	-
With an allowance recorded					-
SBA non real estate	2,070	2,070	939	1,050	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	474	686	-
Total
SBA non real estate	2,774	2,774	939	1,422	-
Consumer - other	317	317	-	324	-
Consumer - home equity	2,390	2,490	474	1,738	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2016  or December 31, 2015) (in thousands):

	September 30,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 1,921	$ 733
Consumer	2,100	1,194
Total non-accrual loans	4,021	1,927

Loans past due 90 days or more	2,933	403
Total non-performing loans	6,954	2,330
Other real estate owned	-	-
Total non-performing assets	$ 6,954	$ 2,330

The Company’s loans that were modified as of September 30, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	3	$ 917	$ 917	1	$ 171	$ 171
Consumer	3	711	711	2	434	434
Total	6	$ 1,628	$ 1,628	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 151	$ 766	$ -	$ 171	$ -
Consumer	-	317	394	-	330	104
Total	$ -	$ 468	$ 1,160	$ -	$ 501	$ 104

There were no loans that had been restructured within the last 12 months that have subsequently defaulted as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
September 30, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(76)	-	-	(63)	-	-	(39)	-	(178)
Recoveries	1	-	-	18	-	-	7	-	26
Provision (credit)	1,179	343	7	568	(451)	(143)	176	131	1,810
Ending balance	$ 1,948	$ 751	$ 55	$ 1,545	$ 311	$ 56	$ 1,080	$ 312	$ 6,058

Ending balance: Individually evaluated for impairment	$ 939	$ -	$ -	$ -	$ -	$ -	$ 474	$ -	$ 1,413

Ending balance: Collectively evaluated for impairment	$ 1,009	$ 751	$ 55	$ 1,545	$ 311	$ 56	$ 606	$ 312	$ 4,645

Loans:
Ending balance	$ 74,262	$ 117,053	$ 6,317	$ 332,632	$ 621,456	$ 20,076	$ 19,375	$ 7,066	$ 1,198,237

Ending balance: Individually evaluated for impairment	$ 2,774	$ -	$ -	$ -	$ -	$ -	$ 2,707	$ -	$ 5,481

Ending balance: Collectively evaluated for impairment	$ 71,488	$ 117,053	$ 6,317	$ 332,632	$ 621,456	$ 20,076	$ 16,668	$ 7,066	$ 1,192,756

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

September 30, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	3,638
Charge-offs	(65)	-	-	(9)	-	-	(1,177)	-	(1,251)
Recoveries	-	-	-	-	-	-	7	-	7
Provision (credit)	465	277	(88)	78	153	(33)	844	104	1,800
Ending balance	$ 785	$ 738	$ 26	$ 905	$ 715	$ 33	$ 855	$ 137	$ 4,194

Ending balance: Individually evaluated for impairment	$ 158	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 158

Ending balance: Collectively evaluated for impairment	$ 627	$ 738	$ 26	$ 905	$ 715	$ 33	$ 855	$ 137	$ 4,036

Loans:
Ending balance	$ 64,988	$ 116,545	$ 5,191	$ 223,929	$ 539,240	$ 12,119	$ 23,502	$ 9,004	$ 994,518

Ending balance: Individually evaluated for impairment	$ 1,107	$ -	$ -	$ -	$ -	$ -	$ 1,562	$ -	$ 2,669

Ending balance: Collectively evaluated for impairment	$ 63,881	$ 116,545	$ 5,191	$ 223,929	$ 539,240	$ 12,119	$ 21,940	$ 9,004	$ 991,849

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2016 or December 31, 2015.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 1,920	$ 1,920	$ 72,342	$ 74,262
SBA commercial mortgage	-	-	-	-	-	117,053	117,053
SBA construction	-	-	-	-	-	6,317	6,317
Direct lease financing	14,410	1,289	2,933	-	18,632	314,000	332,632
SBLOC	16	-	-	-	16	621,440	621,456
Other specialty lending	-	-	-	-	-	20,076	20,076
Consumer - other	-	-	-	-	-	5,235	5,235
Consumer - home equity	159	275	-	2,101	2,535	11,605	14,140
Unamortized loan fees and costs	-	-	-	-	-	7,066	7,066
	$ 14,585	$ 1,564	$ 2,933	$ 4,021	$ 23,103	$ 1,175,134	$ 1,198,237

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

September 30, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 56,403	$ 139	$ 3,401	$ -	$ -	$ 1,030	$ 13,289	$ 74,262
SBA commercial mortgage	97,211	-	901	-	-	688	18,253	117,053
SBA construction	5,828	-	-	-	-	489	-	6,317
Direct lease financing	119,008	-	3,265	-	-	9,849	200,510	332,632
SBLOC	275,373	-	-	-	-	1,000	345,083	621,456
Other specialty lending	20,076	-	-	-	-	-	-	20,076
Consumer	10,970	290	3,573	-	-	-	4,542	19,375
Unamortized loan fees and costs	-	-	-	-	-	-	7,066	7,066
	$ 584,869	$ 429	$ 11,140	$ -	$ -	$ 13,056	$ 588,743	$ 1,198,237

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America,  Inc. commencing in September 2011, which terminated January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The former Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The former Chief Executive Officer of Resource America, Inc. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was  50% of the fixed rent, real estate tax and the base expense charges.  Rent expense was $0 for the nine months ended September 30, 2016 and $9,000 for the nine months ended September 30, 2015.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing in May 2012.  This agreement expired and was terminated in May 2015. The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Chairman of the Board of the general partner of Atlas Energy, L.P. is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy, L.P. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $0 and $35,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $14.6 million and $33.4 million as of September 30, 2016 and December 31, 2015, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.  At September 30, 2016, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Loans, net of deferred loan fees and costs, amounted to $947,000 at September 30, 2016 and $1.8 million at December 31, 2015.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2016 and had complied with all terms for all prior repurchase agreements. There were $39.4 million of repurchase agreements outstanding at September 30, 2016 and none outstanding at December 31, 2015.

The Company entered into a consulting agreement with Betsy Z. Cohen, its former Chief Executive Officer, which was effective January 1, 2015 and expires on December 31, 2016. Under the agreement, Mrs. Cohen acts as an advisor to the Board of Directors and executive management with respect to business strategies, the performance of various lines of business, and other corporate and regulatory matters.  The agreement is intended to preserve for the Company Mrs. Cohen’s insight and experience with respect to the Company, the Bank and the financial services industry generally.  The agreement provides for a monthly consulting fee of $30,000, and the provision of office space and administrative support.  We have not paid any monthly fees under this agreement pending continuing regulatory review.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments Available for Sale”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $356.1 million and $1.16 billion as of September 30, 2016 and December 31, 2015, respectively, which approximated fair values.

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

FHLB and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held for sale have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions.

The net loan portfolio at September 30, 2016 and December 31, 2015 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of September 30, 2016 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at September 30, 2016, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	September 30, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,334,927	$ 1,334,927	$ -	$ 1,334,927	$ -
Investment securities held-to-maturity	93,495	91,787	-	85,916	5,871
Securities purchased under agreements to resell	39,463	39,463	39,463	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	11,014	11,014	-	-	11,014
Commercial loans held for sale	562,957	562,957	-	-	562,957
Loans, net of deferred loan fees and costs	1,198,237	1,193,085	-	-	1,193,085
Investment in unconsolidated entity, senior note	150,686	150,686	-	-	150,686
Investment in unconsolidated entity, subordinated note	6,710	6,710	-	-	6,710
Assets held for sale	386,155	386,155	-	-	386,155
Demand and interest checking	3,364,103	3,364,103	3,364,103	-	-
Savings and money market	402,832	402,832	402,832	-	-
Subordinated debentures	13,401	9,101	-	-	9,101
Securities sold under agreements to repurchase	353	353	353	-	-
Interest rate swaps, liability	5,321	5,321	-	5,321	-

	December 31, 2015
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,070,098	$ 1,070,098	$ -	$ 1,070,098	$ -
Investment securities held-to-maturity	93,590	91,599	7,490	76,552	7,557
Federal Home Loan and Atlantic Central Bankers Bank stock	1,062	1,062	-	-	1,062
Commercial loans held for sale	489,938	489,938	-	-	489,938
Loans, net of deferred loan fees and costs	1,078,077	1,068,718	-	-	1,068,718
Investment in unconsolidated entity, senior note	166,548	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	11,972	-	-	11,972
Assets held for sale	583,909	583,909	-	-	583,909
Demand and interest checking	3,602,376	3,602,376	3,602,376	-	-
Savings and money market	383,832	383,832	383,832	-	-
Time deposits	428,549	428,711	-	-	428,711
Subordinated debentures	13,401	8,529	-	-	8,529
Securities sold under agreements to repurchase	925	925	925	-	-
Interest rate swaps, asset	43	43	-	43	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,716	$ -	$ 29,716	$ -
Asset-backed securities	381,343	-	381,343	-
Obligations of states and political subdivisions	128,336	-	128,336	-
Residential mortgage-backed securities	333,816	-	333,816	-
Collaterized mortgage obligation securities	176,248	-	176,248	-
Commercial mortgage-backed securities	131,235	-	131,235	-
Foreign debt securities	56,667	-	56,667	-
Corporate debt securities	97,566	-	97,566	-
Total investment securities available for sale	1,334,927	-	1,334,927	-
Loans held for sale	562,957	-	-	562,957
Investment in unconsolidated entity, senior note	150,686	-	-	150,686
Investment in unconsolidated entity, subordinated note	6,710	-	-	6,710
Assets held for sale	386,155	-	-	386,155
Interest rate swaps, liability	5,321	-	5,321	-
	$ 2,436,114	$ -	$ 1,329,606	$ 1,106,508

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,240	$ -	$ 29,240	$ -
Asset-backed securities	191,093	-	191,093	-
Obligations of states and political subdivisions	194,859	-	194,859	-
Residential mortgage-backed securities	209,866	-	209,866	-
Collaterized mortgage obligation securities	172,252	-	172,252	-
Commercial mortgage-backed securities	126,110	-	126,110	-
Foreign debt securities	57,808	-	57,808	-
Corporate debt securities	88,870	-	88,870	-
Total investment securities available for sale	1,070,098	-	1,070,098	-
Loans held for sale	489,938	-	-	489,938
Investment in unconsolidated entity, senior note	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	-	-	11,972
Assets held for sale	583,909	-	-	583,909
Interest rate swaps, asset	43	-	43	-
	$ 2,322,508	$ -	$ 1,070,141	$ 1,252,367

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Beginning balance	$ -	$ 1,366	$ 489,938	$ 217,080
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(23)	6,350	1,677
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	372,065	681,526
Sales	-	(1,343)	(305,396)	(410,345)
Settlements	-	-	-	-
Ending balance	$ -	$ -	$ 562,957	$ 489,938

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 7,735	$ 4,321

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Beginning balance	$ 178,520	$ 193,595	$ 583,909	$ 887,929
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(14,753)	(2,430)	(45,443)	(4,662)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	(64,605)	(149,560)
Settlements	(6,371)	(12,645)	(87,706)	(149,798)
Ending balance	$ 157,396	$ 178,520	$ 386,155	$ 583,909

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (14,753)	$ (2,430)	$ 44,884	$ 4,662

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 5,481	$ -	$ -	$ 5,481
Intangible assets	5,682	-	-	5,682
	$ 11,163	$ -	$ -	$ 11,163

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 2,428	$ -	$ -	2,428
Intangible assets	4,929	-	-	4,929
	$ 7,357	$ -	$ -	$ 7,357

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2016, impaired loans and troubled debt restructuring that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell,  of $5.5 million through specific reserves and other write downs of $1.4 million or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at September 30, 2016 were six troubled debt restructured loans with a balance of $1.6 million which had specific reserves of $565,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of September 30, 2016, the Company had entered into twenty-two interest rate swap agreements with an aggregate notional amount of $142.8 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $5.4 million for the nine months ended September 30, 2016 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount payable by the Company under these swap agreements was $5.3 million at September 30, 2016 which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $7.0 million as of September 30, 2016.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2016 are summarized below (in thousands):

	September 30, 2016
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
May 9, 2021	$ 3,400	1.18%	0.79%	$ (3)
August 4, 2021	10,300	1.12%	0.77%	24
October 4, 2021	5,600	1.19%	0.00%	(2)
August 17, 2025	4,000	2.27%	0.80%	(296)
August 17, 2025	2,500	2.27%	0.80%	(185)
August 17, 2025	2,500	2.27%	0.80%	(185)
October 7, 2025	3,200	2.06%	0.66%	(179)
November 27, 2025	1,700	2.10%	0.83%	(103)
December 11, 2025	2,400	2.14%	0.85%	(152)
December 15, 2025	5,300	2.10%	0.85%	(320)
December 17, 2025	3,300	2.18%	0.86%	(222)
December 23, 2025	6,800	2.16%	0.86%	(442)
December 24, 2025	8,200	2.17%	0.86%	(546)
December 29, 2025	9,900	2.20%	0.85%	(686)
December 30, 2025	14,800	2.19%	0.84%	(1,006)
January 28, 2026	3,000	1.87%	0.74%	(120)
March 10, 2026	1,200	1.69%	0.85%	(28)
March 29, 2026	1,700	1.74%	0.85%	(47)
April 18, 2026	12,500	1.66%	0.68%	(252)
April 18, 2026	6,600	1.67%	0.68%	(140)
June 8, 2026	27,600	1.61%	0.84%	(434)
July 20, 2026	6,300	1.44%	0.70%	3
Total	$ 142,800			$ (5,321)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights and personnel of a prepaid card program manager in Europe for approximately $1.8 million. The Company allocated the majority of the $1.8 million acquisition cost to software used for its prepaid card business, with related services provided by its European data processing subsidiary.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($800,000 over the next five years).  The gross carrying amount of the software is $1.8 million and as of September 30, 2016  the accumulated amortization was $1.0 million.

The Company accounts for its customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($3.9 million over the next five years).  The gross carrying amount of the customer list intangible is $12.0 million and as of September 30, 2016 the accumulated amortization was $8.8 million.  For both 2016 and 2015, amortization expense for the third quarter was $250,000 and for the nine months was $750,000.  In the second quarter of 2016, the Company purchased approximately $60 million in fleet vehicle leases which resulted in a customer list intangible of $1.8 million which is being amortized over a  12 year period.  Amortization expense is $176,000 per year ($880,000 over the next five years). The Company preliminarily allocated the $1.8 million to the customer list and expects to complete its accounting for this purchase by the fourth quarter of 2016. Until completion, the above allocation of purchase price is considered preliminary. As of September 30, 2016 the gross carrying amount of the customer list intangible is $1.8 million and the accumulated amortization was $149,000.  For 2016,   estimated amortization expense for the third quarter was $100,000 and for the nine months was $149,000.

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

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments-Update”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires an expected credit loss model to determine the allowance for credit losses.  The expected credit loss model estimates losses for the estimated life of the financial asset.    Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect.  Additional quantitative and qualitative disclosures are required upon adoption.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods.  The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early adoption is permitted beginning in first quarter 2019. The Company is evaluating the impact the Update will have on the consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due September 15, 2016.  Future payments are subject to future approval by the Federal Reserve.

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

Note 13. Legal

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation, Case No. 14-cv-0952 (SLR).  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion has been pending.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we will pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by us will be fully funded by the Company’s insurance carriers.  All terms of the Settlement Agreement are subject to court approval which is pending.

The Company  received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation could be material.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law from legal counsel representing a shareholder (the "Demand Letter").  In addition to demanding access to certain of the Company's books and records, the Demand Letter states that the shareholder intends to investigate the actions of the Company's officers and directors, and that the shareholder contemplates the commencement of a shareholder's derivative suit against certain officers and directors of the Company seeking the recovery of the Company's damages and other remedies.  The Company has engaged outside counsel to represent it in this matter and is in the process of responding to the Demand Letter and analyzing its rights and obligations.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

	For the three months ended September 30, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 17,727	$ 0	$ 9,005	$ -	$ 26,732
Interest allocation	-	9,005	(9,005)	-	-
Interest expense	740	1,975	475	-	3,190
Net interest income	16,987	7,030	(475)	-	23,542
Provision for loan and lease losses	750	-	-	-	750
Non-interest income	4,215	15,180	509	-	19,904
Non-interest expense	16,352	24,081	3,738	-	44,171
Income (loss) from continuing operations before taxes	4,100	(1,871)	(3,704)	-	(1,475)
Income tax benefit	-	-	55	-	55
Income (loss) from continuing operations	4,100	(1,871)	(3,759)	-	(1,530)
Loss from discontinued operations	-	-	-	(24,021)	(24,021)
Net income (loss)	$ 4,100	$ (1,871)	$ (3,759)	$ (24,021)	$ (25,551)

	For the three months ended September 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 12,789	$ -	$ 8,404	$ -	$ 21,193
Interest allocation	-	8,404	(8,404)	-	-
Interest expense	1,267	1,918	209	-	3,395
Net interest income	11,521	6,486	(209)	-	17,798
Provision for loan and lease losses	625	-	-	-	625
Non-interest income	1,329	15,949	21	-	17,299
Non-interest expense	12,036	33,021	2,739	-	47,795
Income (loss) from continuing operations before taxes	190	(10,586)	(2,927)	-	(13,323)
Income tax benefit	-	-	(5,706)	-	(5,706)
Income (loss) from continuing operations	190	(10,586)	2,779	-	(7,617)
Income from discontinued operations	-	-	-	2,042	2,042
Net income (loss)	$ 190	$ (10,586)	$ 2,779	$ 2,042	$ (5,575)

	For the nine months ended September 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 48,712		$ 2	$ 25,613	$ -	$ 74,327
Interest allocation	-		25,613	(25,613)	-	-
Interest expense	2,139		5,779	1,421	-	9,339
Net interest income	46,573		19,836	(1,421)	-	64,988
Provision	1,810		-	-	-	1,810
Non-interest income	(6,787)	*	48,245	6,674	-	48,132
Non-interest expense	47,828		96,376	12,241	-	156,445
Income (loss) from continuing operations before taxes	(9,852)		(28,295)	(6,988)	-	(45,135)
Income taxes	-		-	(15,324)	-	(15,324)
Income (loss) from continuing operations	(9,852)		(28,295)	8,336	-	(29,811)
Income from discontinued operations	-		-	-	(37,909)	(37,909)
Net income (loss)	$ (9,852)		$ (28,295)	$ 8,336	$ (37,909)	$ (67,720)

* Reflects writedown of investment in unconsolidated entity

	For the nine months ended September 30, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 34,993	$ 11	$ 26,278	$ -	$ 61,282
Interest allocation	-	26,278	(26,278)	-	-
Interest expense	3,745	5,568	620	-	9,933
Net interest income	31,248	20,721	(620)	-	51,349
Provision	1,800	-	-	-	1,800
Non-interest income	14,017	48,721	62	-	62,800
Non-interest expense	34,111	90,174	10,804	-	135,089

Income (loss) from continuing operations before taxes	9,354	(20,732)	(11,362)	-	(22,740)
Income taxes	-	-	(10,817)	-	(10,817)
Income (loss) from continuing operations	9,354	(20,732)	(545)	-	(11,923)
Income from discontinued operations	-	-	-	6,736	6,736
Net income (loss)	$ 9,354	$ (20,732)	$ (545)	$ 6,736	$ (5,187)

September 30, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,918,907	$ 35,330	$ 1,877,119	$ 386,155	$ 4,217,511
Total liabilities	$ 561,254	$ 2,982,569	$ 334,610	$ -	$ 3,878,433

December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,747,558	$ 35,165	$ 2,399,191	$ 583,909	$ 4,765,823
Total liabilities	$ 783,866	$ 2,991,856	$ 670,100	$ -	$ 4,445,822

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

The results of the third quarter of 2016 reflected a fair value charge in connection with a secured commercial real estate lending relationship held in discontinued operations.  Related loans, in the principal amount of $41.9 million, became 90 days delinquent after the quarter ended September 30, 2016 due to the failure to make required principal payments.  The loans are secured by a Florida shopping mall with multiple major department store anchors and over 70 various retail tenants.  Based on an appraisal of the collateral value by an independent certified appraiser, the fair value was reduced by $23.9 million, and that amount was recorded as a charge to earnings.  The reduction in the carrying value of the loan does not reflect any recovery on a personal guarantee that the Bank also has as additional security. There can be no assurance that any recovery will be made on the personal guarantee.    Valuation allowances against resulting cumulative deferred tax assets offset tax benefits related to the loss and no benefit was recognized. Accordingly, the after tax loss was not reduced by the statutory 34% tax rate.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$ 3,891	$ 6,343	$ 15,037	$ 22,275
Interest expense	-	-	-	-
Provision for loan and lease losses	-	-	-	-
Net interest income after provision	3,891	6,343	15,037	22,275

Non interest income	575	120	678	2,456
Non interest expense	25,956	3,466	53,788	14,538

Income (loss) before taxes	(21,490)	2,997	(38,073)	10,193
Income tax (benefit) provision	2,531	955	(164)	3,457
Net income (loss)	$ (24,021)	$ 2,042	$ (37,909)	$ 6,736

	September 30,	December 31,
	2016	2015
	(in thousands)
Loans, net	$ 365,215	$ 568,748
Other assets	20,940	15,161
Total assets	$ 386,155	$ 583,909

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third party consultant information, internal loan review analysis and third party review of impairments.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $365.2 million of loans remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $157.4 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	3.53% - 9.15%

Small balance commercial loans	Discounted cash flows	Discount rate	3.59% - 8.94%

Note 16. Subsequent Events

The Company evaluated its September 30, 2016 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

Final Prepaid Card Rule Released by the Consumer Financial Protection Bureau

On October 5, 2016, the Consumer Financial Protection Bureau (CFPB) released its final Prepaid Card Rule (Final Prepaid Rule), which it first proposed by publication on December 23, 2014.  The effective date of the Final Prepaid Rule is October 1, 2017, but applicability of certain requirements of the Final Prepaid Rule are delayed until October 1, 2018. The Final Prepaid Rule regulates certain prepaid products, including physical cards as well as codes and other access devices. The Final Prepaid Rule did not materially deviate from the terms of the proposed rule that we have disclosed in previous filing.  The Final Prepaid Rule among other things, causes prepaid products to be fully-covered by Regulation E, which implements the Electronic Fund Transfer Act, and to be covered by Regulation Z, which implements the Truth in Lending Act, to the extent the prepaid product accesses a “credit” feature.

The Final Prepaid Rule and related commentary is over 1,600 pages in length and provides significant discussion, materials and commentary that we are currently assessing.  The Final Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (a) establishing a definition of “prepaid account” within Regulation E that includes reloadable and non-reloadable physical cards, as well as codes or other devices, and focuses on how the product is issued and used;  (b) modifying Regulation E to require that  short form and long form disclosures be provided  to a consumer prior to a consumer agreeing to acquire a prepaid account with certain exceptions and with specified forms that, if used, would provide a safe harbor for financial institutions; (c) extending to  prepaid accounts the periodic transaction history and statement requirements of Regulation E, with certain specified permissible alternatives to the provision of periodic statements; (d) extending the error resolution and limited liability provisions of Regulation E to prepaid cards, with some modifications specific to prepaid cards; (e) requiring financial institutions to provide prepaid account agreements to the CFPB and to either post them to the issuer’s website or provide them upon request of the consumer in specified manner and timeframes; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft protection and other credit features and incorporating into Regulation Z a new definition of “hybrid prepaid-credit card”; (g)  requiring an issuer to obtain a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting the issuer from adding overdraft services or other credit features for at least 30 calendar days after a consumer registers the prepaid account; (h) prohibiting the application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features.

The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards.  We rely on prepaid cards as the largest single component of our deposits and the largest single component of our noninterest income.  We are continuing to evaluate the Prepaid Card Rule and the impact it may have on our business and our results of operations.  We are in the preliminary stages of evaluating and building implementation plans for the Prepaid Card Rule and, as such, we cannot reasonably quantify the financial impact, if any, that implementation of the Prepaid Card Rule may have on the Bank’s business, financial condition, or results of operations.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

 Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing lending operations we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities, or CMBS. SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximately $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $365.2 million of loans remain in assets held for sale on the balance sheet, which reflects related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $157.4 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.  We have been exiting certain deposit accounts to reduce excess balances at the Federal Reserve Bank.

The results of the third quarter of 2016 reflected a fair value charge in connection with a secured commercial real estate lending relationship held in discontinued operations.  Related loans, in the principal amount of $41.9 million, became 90 days delinquent after the quarter ended September 30, 2016 due to the failure to make required principal payments. The loans are secured by a Florida shopping mall with multiple major department store anchors and over 70 various retail tenants.  Based on an appraisal of the collateral value by an independent certified appraiser, the fair value was reduced by $23.9 million, and that amount was recorded as a charge to earnings. The reduction in the carrying value of the loan does not reflect any recovery on a personal guarantee that the Bank also has as additional security. There can be no assurance that any recovery will be made on the personal guarantee.

At the end of  the third quarter of 2016, we eliminated approximately 20% of  the Bank’s staff positions resulting in approximately $1.3 million in related severance expense recognized in that quarter. In addition to the elimination of the staff positions, we have developed a plan targeting other reductions in various non-interest expense categories including occupancy, data processing, legal, consulting, software and others. We expect to begin implementing the plan in the fourth quarter of 2016 with principal impact in 2017. BSA lookback expense for third quarter 2016 was $1.3 million, significantly less than in prior periods. Additionally, the third party performing the lookback completed its work during the quarter and no additional related third party fees are  expected to be incurred. Interest income continued to increase, reflecting growth in SBLOC, SBA, leasing and loans held for sale into secondary markets. Reflecting those increases, net interest income increased 32% in the third quarter of 2016 compared to third quarter 2015. The net interest income increase also reflected continued historically low interest rates. Rates on the largest component of funding, prepaid deposits, will only partially adjust to  increases in market rates while variable rate loans and securities should fully adjust.  Non-interest income reflected a 7% increase in quarter over prior year quarter prepaid card fees, which is the largest driver of non-interest income. Non-interest expense reflected the aforementioned reduced BSA lookback expenses which should no longer be incurred. While the quarter reflected the aforementioned $1.3 million of severance expense, future quarters should reflect related salary expense reductions.  During the quarter, we completed a stock offering which netted approximately $74.8 million of capital, with 17.4 million common shares issued.

On August 5, 2016, we sold in a private placement to institutional and accredited investors an aggregate of 7,560,000 shares of our common stock at a purchase price of $4.50 per share, and 40,000 shares of a new series of preferred stock, Series C mandatorily convertible cumulative non-voting perpetual preferred stock, or the Series C Preferred Stock, at a purchase price of $1,000 per share, for total consideration of approximately $74 million.  The Series C Preferred Stock was mandatorily convertible into shares of common stock upon obtaining the approval of the holders of our common stock.  Also on August 5, 2016,  we entered into an agreement with certain of our directors and executive officers to sell an aggregate of 1,025,000 shares of our common stock at $4.50 per share, contingent upon the receipt of stockholder approval to convert the Series C Preferred Stock to shares of common stock, and satisfaction of stock exchange rules.

On September 29, 2016, upon receiving the affirmative vote of a majority of the shares of common stock eligible to vote at our special meeting held on September 29, 2016, we sold 1,025,000 shares of common stock to certain of our directors and executive officers at $4.50 per share, for total consideration of approximately $4.6 million.  Also on September 29, 2016, upon receiving the affirmative vote of a majority of the shares of common stock eligible to vote at our special meeting, all shares of Series C Preferred Stock were converted into approximately 8,888,888 shares of common stock.

In connection with the private placement discussed above, two investors, Pilgrims & Indians Capital LLC, or P&I, and Castle Creek Capital, or CC, entered into side letter agreements with us. Under the terms of the side letter agreements, each of P&I and CC are each entitled to have one representative appointed to our board of directors for so long as each entity, together with its respective affiliates, owns, in the aggregate, 4% or more of all of our outstanding common stock.  If P&I or CC hold less than 4% of all of the outstanding common shares, but 50% or more of their shares purchased in the private placement, then such investor will be entitled to have one representative attend all meetings of our board of directors as a nonvoting observer for so long as such entity, together with its respective affiliates, owns, in the aggregate, 50% or more of the shares it purchased in the private placement. On August 17, 2016, our board of directors resolved to appoint John Eggemeyer as a director in satisfaction of the side letter agreement with CC.  Mr. Eggemeyer's appointment will be effective upon completion of regulatory review, non-objection or approval as required by applicable law.  During the pendency of the regulatory review period, Mr. Eggemeyer will be a non-voting observer to our board of directors. On August 17, 2016, our board of directors resolved to appoint Shivan Govindan as director in satisfaction of the side letter agreement with P&I, subject to effective completion of regulatory review, non-objection or approval as required by applicable law.  At the request of P&I and Mr. Govindan, his name has been withdrawn from consideration, and we are awaiting additional instructions from P&I as to their proposed nominee to fill P&I’s seat on the board.  In the meantime, Mr. Govindan remains a non-voting observer to our board of directors.

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

Financial Statement Restatement; Regulatory Actions

We have adjusted our financial statement presentation for items related to discontinued operations.  Separately, we have restated our financial statements for periods from 2010 through September 30, 2014, the last date through which financial statements previously had been filed prior to our 2015 filing of our Annual Report on Form 10-K for the year ended December 31, 2014. The restatement reflected the recognition of provisions for loan losses and loan charge-offs for discontinued operations in periods earlier than those in which those charges were initially recognized. The majority of these loan charges were originally recognized in 2014, primarily in the third quarter, when commercial lending operations were discontinued.  An additional $28.5 million of discontinued operations losses that were not previously reported were included within these periods.  Also, $12.7 million of losses incurred in 2015 related to loans that were resolved before the issuance date of our financial statements and were reflected in our 2014 financial statements.  Substantially all of the losses and corresponding restatement adjustments resulted from the discontinued commercial loan operations.

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

Until the Bank submits to the FDIC (and the FDIC approves) a BSA report summarizing the completion of its corrective actions, the 2014 Consent Order places some restrictions on certain activities: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law. The consultant assisting with BSA-AML program refinement completed its work in 2014. The consultant performing the BSA lookback completed its work in July 2016 and no additional related fees are expected to be incurred. Suspicious activity reports resulting from the lookback have been filed.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to the Bank as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock, make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.  The Federal Reserve approved the payment of the interest on our trust preferred securities which was due June 15, 2016.  Future payments are subject to future approval by the Federal Reserve.

On December 23, 2015 the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order supercedes in its entirety the terms of a previous consent order entered into in 2012.

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

On October 5, 2016, the Consumer Financial Protection Bureau (CFPB) released its final Prepaid Card Rule (Final Prepaid Rule), which it first proposed by publication on December 23, 2014.  The effective date of the Final Prepaid Rule is October 1, 2017, but applicability of certain requirements of the Final Prepaid Rule are delayed until October 1, 2018. The Final Prepaid Rule regulates certain prepaid products, including physical cards as well as codes and other access devices. The Final Prepaid Rule did not materially deviate from the terms of the proposed rule that we have disclosed in previous filing.  The Final Prepaid Rule among other things, causes prepaid products to be fully-covered by Regulation E, which implements the Electronic Fund Transfer Act, and to be covered by Regulation Z, which implements the Truth in Lending Act, to the extent the prepaid product accesses a “credit” feature.

The Final Prepaid Rule and related commentary is over 1,600 pages in length and provides significant discussion, materials and commentary that we are currently assessing.  The Final Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (a) establishing a definition of “prepaid account” within Regulation E that includes reloadable and non-reloadable physical cards, as well as codes or other devices, and focuses on how the product is issued and used;  (b) modifying Regulation E to require that  short form and long form disclosures be provided  to a consumer prior to a consumer agreeing to acquire a prepaid account with certain exceptions and with specified forms that, if used, would provide a safe harbor for financial institutions; (c) extending to  prepaid accounts the periodic transaction history and statement requirements of Regulation E, with certain specified permissible alternatives to the provision of periodic statements; (d) extending the error resolution and limited liability provisions of Regulation E to prepaid cards, with some modifications specific to prepaid cards; (e) requiring financial institutions to provide prepaid account agreements to the CFPB and to either post them to the issuer’s website or provide them upon request of the consumer in specified manner and timeframes; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft protection and other credit features and incorporating into Regulation Z a new definition of “hybrid prepaid-credit card”; (g)  requiring an issuer to obtain a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting the issuer from adding overdraft services or other credit features for at least 30 calendar days after a consumer registers the prepaid account; (h) prohibiting the application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features.

The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards. We rely on prepaid cards as the largest single component of our deposits and the largest single component of our non-interest income. We are continuing to evaluate the Prepaid Card Rule and the impact it may have on our business and our results of operations.  We are in the preliminary stages of evaluating and building implementation plans for the Prepaid Card Rule and, as such, we cannot reasonably quantify the financial impact, if any, that implementation of the Prepaid Card Rule may have on the Bank’s business, financial condition, or results of operations.

Results of Operations

Third quarter 2016 to third quarter 2015

Net Income: Net loss from continuing operations for the third quarter of 2016 was $1.5 million, or $.03 per diluted share, compared to net loss of $7.6 million, or $.20 per diluted share for the third quarter of 2015.  After discontinued operations, net loss for the third quarter of 2016 was $25.6 million compared to $5.6 million for the third quarter of 2015.  The results of the third quarter of 2016 reflected a fair value charge in connection with a secured commercial real estate lending relationship held in discontinued operations.  Related loans, in the principal amount of $41.9 million, became 90 days delinquent after the quarter ended September 30, 2016 due to the failure to make required principal payments. The loans are secured by a Florida shopping mall with multiple major department store anchors and over 70 various retail tenants.  Based on an appraisal of the collateral value by an independent certified appraiser, the fair value was reduced by $23.9 million, and that amount was recorded as a charge to earnings. The reduction in the carrying value of the loan does not reflect any recovery on a personal guarantee that the Bank also has as additional security.  There can be no assurance that any recovery will be made on the personal guarantee.

Valuation allowances against resulting cumulative deferred tax assets offset tax benefits related to the loss and no benefit was recognized. Accordingly, the after tax loss was not reduced by the statutory 34% tax rate.  Valuation allowances are expected to begin to be reversed and increase after tax income in 2017 based on our financial projections, but there can be no assurance that those projections will be realized.   Primarily as a result of the loan charge and deferred tax valuation allowance, net loss from discontinued operations was $24.0 million in the third quarter of 2016 compared to net income of $2.0 million for the third quarter of 2015.

Results for continuing operations for the third quarter of 2016 reflected higher net interest income and non-interest income, the completion of the consultants’ BSA lookback, severance expense for end of quarter staff position reductions and planning and implementation of other non-interest expense reductions. Net interest income for the third quarter of 2016 compared to the third quarter of 2015 increased to $23.5 million from $17.8 million primarily as a result of higher loan balances and yields. Non-interest income (excluding security gains) increased $1.3 million, which reflected a $1.7 million increase in gain on sale of loans and continuing increases in prepaid fees, the largest driver of non-interest income.  Non-interest expense reflected a $10.3 million decrease in BSA lookback consulting expense, an increase of $6.7 million of other non-interest expense and a $125,000 increase in the provision for loan and lease losses.  The consultant performing the lookback completed their work in July 2016 and future related fees are not expected to be incurred. The $6.7 million increase in other non-interest expenses (excluding BSA lookback) was primarily driven by a $4.7 million increase in salaries and employee benefits. At the end of the third quarter of 2016, we eliminated approximately 20% of  the Bank’s staff positions resulting in approximately $1.3 million in related severance expense recognized in that quarter. In addition to the elimination of the staff positions, we have developed a plan targeting other reductions in various non-interest expense categories including occupancy, data processing, legal, consulting, software and others. We expect to begin implementing the plan in the fourth quarter of 2016 with principal impact in 2017.  Diluted loss per share was $0.54 in the third quarter of 2016 compared to $0.15 diluted loss per share in the third quarter of 2015 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the third quarter of 2016 increased to $23.5 million, an increase of $5.7 million or 32.3% from $17.8 million in the third quarter of  2015.  Our interest income for the third quarter of 2016 increased to $26.7 million, an increase of $5.5 million or 26.1% from $21.2 million for the third quarter of 2015.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.68 billion for third quarter 2016 from $1.32 billion for third quarter 2015, while related interest income increased $4.8 million on a tax equivalent basis.  The increase in average loans reflected the second quarter 2016 purchase of approximately $60 million of lease contracts in addition to organic growth in leasing,  SBA and SBLOC lending.  Our average investment securities decreased to $1.42 billion for third quarter 2016 from $1.46 billion for third quarter 2015, and related tax equivalent interest income decreased $759,000 on a tax equivalent basis. The decrease in the securities portfolio reflected maturities which were reinvested in  loans which carry higher yields.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2016 increased to 2.69% from 2.34% in the third quarter of 2015, an increase of 35 basis points.  The increase in the net interest margin reflected higher yields on loans and reduced balances of lower yielding deposits at the Federal Reserve Bank.  In the first quarter of 2016, we exited certain higher cost deposit relationships which reduced excess balances at the Federal Reserve Bank which lowered  third quarter 2016 averages.

In the third quarter of 2016, the average yield on our loans increased to 4.19% from 3.86% for the third quarter of 2015, an increase of 33 basis points.  The increase in loan yields reflected a greater proportion of higher yielding loans including leases and SBA loans and the impact of the December 2015 25 basis point Federal Reserve Bank increase in overnight rates.  Yields on taxable investment securities in the third quarter of 2016 increased to 2.43% compared to 1.94% for the third quarter of 2015, an increase of 49 basis points.  The increase reflected the impact of the aforementioned 25 basis point Federal Reserve Bank rate increase.  Yields on non-taxable investments were lower at 1.79% compared to 3.67%, respectively, a decrease of 188 basis points.  The reduction reflected the sale of the vast majority of our tax exempt portfolio in the fourth quarter of 2015 for tax planning purposes to expedite the utilization of deferred tax assets.  Average interest earning deposits at the Federal Reserve Bank decreased $632.9 million, or 66.1% to $324.2 million in the third quarter of 2016 from $957.1 million in the third quarter of 2015.  The decrease reflected the  impact of the first quarter 2016 exit of certain non-strategic deposits to reduce excess Federal Reserve Bank balances which earn nominal rates.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.33% for the third quarter of 2016 compared to 0.31% in the third quarter of 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,661,807	$ 17,425	4.19%	$ 1,292,533	$ 12,466	3.86%
Leases - bank qualified*	21,006	418	7.96%	30,091	530	7.05%
Investment securities-taxable	1,373,776	8,350	2.43%	940,590	4,562	1.94%
Investment securities-nontaxable*	48,683	218	1.79%	518,691	4,765	3.67%
Interest earning deposits at Federal Reserve Bank	324,179	397	0.49%	957,078	580	0.24%
Federal funds sold and securities purchased under agreement to resell	39,392	146	1.48%	40,705	143	1.41%
Net interest earning assets	3,468,843	26,954	3.11%	3,779,688	23,046	2.44%

Allowance for loan and lease losses	(5,267)			(4,385)
Assets held for sale from discontinued operations	459,400	3,891	3.39%	627,806	6,343	4.04%
Other assets	246,171			286,839
	$ 4,169,147			$ 4,689,948

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,249,801	$ 2,379	0.29%	$ 3,998,798	$ 2,850	0.29%
Savings and money market	392,045	423	0.43%	337,793	426	0.50%
Time	76,931	104	0.54%	410	1	0.98%
Total deposits	3,718,777	2,906	0.31%	4,337,001	3,277	0.30%

Short-term borrowings	102,243	153	0.60%	-	-	0.00%
Repurchase agreements	376	-	0.00%	1,606	1	0.25%
Subordinated debt	13,401	131	3.91%	13,401	117	3.49%
Total deposits and interest bearing liabilities	3,834,797	3,190	0.33%	4,352,008	3,395	0.31%

Other liabilities	19,670			12,957
Total liabilities	3,854,467			4,364,965

Shareholders' equity	314,680			324,983
	$ 4,169,147			$ 4,689,948

Net interest income on tax equivalent basis *		$ 27,655			$ 25,994

Tax equivalent adjustment		222			1,853

Net interest income		$ 27,433			$ 24,141

Net interest margin *			2.69%			2.34%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the third quarter of  2016, average interest earning assets decreased to $3.47 billion, a decrease of $310.8 million, or 8.2% from the third quarter of 2015.  The decrease reflected a $36.8 million, or 2.5%, decrease of average investment securities and a $632.9 million, or 66.1% decrease, of average interest earning deposits at the Federal Reserve Bank, net of increases in average balances of loans and leases of $360.2 million, or 27.2%.  Average demand and interest checking deposits decreased $749.0 million, or 18.7%, which resulted from planned deposit exits to decrease such excess balances. Those exits also resulted in lower balances at the Federal Reserve Bank , which earn a nominal rate of interest.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $750,000 for the third quarter of 2016 compared to $625,000 for the third quarter of 2015.  The allowance for loan losses increased to $6.1 million or 0.51% of total loans at September 30, 2016, from $4.4 million or 0.41% of total loans at December 31, 2015.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $18.9 million in the third quarter of 2016 compared to $17.6 million in the third quarter of 2015 before gains on sale of investment securities of $981,000 in the third quarter of 2016 and a loss on sale of investment securities of $335,000 in the third quarter of 2015.  The $1.3 million, or 7.3% increase, between those respective periods reflected a $1.7 million increase in gain on sale of loans to $903,000 in the third quarter of 2016.  The increase in the third quarter of 2016 compared to the third quarter of 2015 reflected a higher volume of loans held for sale which are fair valued at quarter end.  Prepaid card fees increased by $757,000, or 6.6%, to $12.2 million for third quarter 2016.  The increase reflected increased volumes and associated revenues attributable to that volume.  Debit card income decreased $472,000, or 110.5%, to a loss of $45,000 for the third quarter of 2016 from income of $427,000 for the third quarter of 2015 which reflected a decrease in income due to the sale of the majority of our health savings accounts in the fourth quarter of 2015. That sale also resulted in a reduction in service fees on deposit accounts which decreased $409,000, or 21.3%, to $1.5 million between those respective periods.  Affinity fees increased slightly by $8,000, or 0.7%, to $1.1 million for the third quarter of 2016 from $1.1 million for the third quarter of 2015.  The increase resulted from the growth in one affinity relationship.  Other non-interest income decreased $101,000, or 22.1%, to $357,000 for the third quarter of 2016 from $458,000 in the third quarter of 2015. A  $981,000 gain on sale of investment securities resulted primarily  from securities sales of municipal bonds for credit reasons, based on the recommendation of a third party specialist.

Non-Interest Expense.  Total non-interest expense was $44.2 million for the third quarter of 2016, a decrease of $3.6 million, or 7.6%, over $47.8 million for the third quarter of 2015.  The decrease included a decline of $10.3 million for BSA lookback consulting expenses, discussed previously.  Salaries and employee benefits amounted to $21.5 million, an increase of $4.7 million, or 28.3%, over $16.8 million for the third quarter of 2015.  The increase in salaries and employee benefits reflected staff additions and related expense for increased BSA and other regulatory compliance functions and included  temporary staff expense for the BSA lookback. Other increases reflected new staff positions in operations and infrastructure and leasing, including expense resulting from the purchase of lease receivables in the second quarter of 2016.  Third quarter 2016 salary expense also reflected $1.3 million of severance for the elimination of approximately 20% of staff positions throughout the Bank.  The reductions occurred at the end of the quarter and related reductions in ongoing salary expense and other expense categories will be reflected in future quarters.  Depreciation and amortization increased $70,000, or 6.0%, to $1.2 million in the third quarter of 2016 from $1.2 million in the third quarter of 2015, which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $80,000, or 5.1%, to $1.6 million in the third quarter of 2016 from $1.6 million in the third quarter of 2015.  The increase reflected a new sales office in San Francisco, leasing sales offices in Washington state and New Jersey and an SBA office in North Carolina. Data processing increased modestly by $22,000, or 0.6%, to $3.8 million in the third quarter of 2016 from $3.7 million in the third quarter of 2015.  Printing and supplies increased $203,000, or 32.6%, to $825,000 in the third quarter of 2016 from $622,000 in the third quarter of 2015, which reflected mailings related to service charge increases and other periodic communications with customers.  Audit expense decreased $151,000, or 38.0%,  to $246,000 in the third quarter of 2016 from $397,000 in the third quarter of 2015 which reflected the transfer of certain audit functions in house.  Legal expense increased $387,000, or 90.6%, to $814,000  in the third quarter of 2016 from $427,000 in the third quarter of 2015 primarily as a result of regulatory costs including fees associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”).  Amortization of intangible assets increased $96,000,  or 32.2%, to $394,000 for the third quarter of 2016 from $298,000 for the third quarter of 2015.  The increase resulted primarily from the amortization of the intangible asset resulting from the second quarter 2016 purchase of  $60 million of lease receivables.    FDIC insurance expense decreased $264,000, or 9.8%, to $2.4 million for the third quarter of 2016 from $2.7 million in the third quarter of 2015 reflecting the impact of decreased average deposits.  Software expense increased $850,000, or 44.3%, to $2.8 million in the third quarter of 2016 from $1.9 million in the third quarter of 2015 as a result of additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $149,000, or 30.9%, to $631,000 in the third quarter 2016 compared to $482,000 in the third quarter of 2015. The increase reflected higher cyber and director and officer coverages. Telecom and IT network communications increased $124,000, or 27.1%,  to $582,000 in the third quarter of 2016 from $458,000 in the third quarter of 2015.  Securitization and servicing expense decreased $398,000, or 100.0%,  to $0 for the third quarter of 2016 from $398,000 for the third quarter of 2015 as there were no sales in the third quarter of 2016.  Consulting increased $576,000, or 51.2%, to $1.7 million in the third quarter of 2016 from $1.1 million in the third quarter of 2015.  The increased expense reflected consulting related to reducing European  prepaid operations expense,  a more scalable SBLOC loan processing system and consulting for internal information systems report development.  Other non-interest expense increased $239,000, or 5.9%, to $4.3 million in the third quarter of 2016 from $4.0 million in the third quarter of 2015.  The increase reflected an increase in credit bureau expense of approximately $150,000.

Loss on Discontinued Operations and Change in Value of Unconsolidated Entity. The results of the third quarter of 2016 reflected a fair value charge in connection with a secured commercial real estate lending relationship held in discontinued operations.  Related loans, in the principal amount of $41.9 million, became 90 days delinquent after the quarter ended September 30, 2016 due to the failure to make required principal payments.  The loans are secured by a Florida shopping mall with multiple major department store anchors and over 70 various retail tenants.  Based on an appraisal of the collateral value by an independent certified appraiser, the fair value was reduced by $23.9 million, and that amount was recorded as a charge to earnings.  The reduction in the carrying value of the loan does not reflect any recovery on a personal guarantee that the Bank also has as additional security.  There can be no assurance that any recovery will be made on the personal guarantee.    Valuation allowances against resulting cumulative deferred tax assets offset tax benefits related to the loss and no benefit was recognized.  Valuation allowances are expected to be reversed and increase after tax income in future periods based on our financial projections but there can be no assurance those projections will be realized.

Income Taxes.  Income tax expense for continuing operations was $55,000 for the third quarter of 2016 compared to a benefit of $5.7 million in the third quarter of 2015.  The 34% statutory rate tax benefit relating to the continuing and discontinued losses which would normally reduce the after tax losses, were offset by valuation allowances against cumulative deferred tax assets.  As noted in the previous paragraph, these valuation allowances are expected to reverse in future periods.

First nine months 2016 to first nine months 2015

Net Income:  Net loss from continuing operations for the first nine months of 2016 was $29.8 million, or $.73 per diluted share, compared to net loss of $11.9 million, or $.32 per diluted share for the first nine months of 2015.  After discontinued operations, net loss for the first nine months of 2016 was $67.7 million compared to net loss of $5.2 million for the first nine months of 2015.  A $13.6 million increase in net interest income was offset by a $17.9 million decrease in non-interest income (excluding security gains), a $2.4 million increase in BSA lookback-related consulting expenses and a $12.7 million increase in salaries and employee benefits.  Non-interest income (excluding security gains) decreased to $45.0 million in the first nine months of 2016 from $62.9 million in the first nine months of 2015, which reflected a $15.5 million decrease in change in value of investment in an unconsolidated entity and a $5.9 million decrease in gain on sale of loans.  The $15.5 million decrease between those respective periods reflected a $14.7 million second quarter 2016 charge against change in value of investment in unconsolidated entity (see “Loss on Discontinued Operations and Change in Value of Unconsolidated Entity”) in Form 10-Q for the quarter ended June 30, 2016.  The decrease in gain on sale of loans  reflected lower margins resulting from increased credit spreads. As credit spreads increase, loan sale prices and related margins decrease.  Net interest income increased to $65.0 million from $51.3 million primarily as a result of higher loan balances and yields.  The provision for loan and lease losses increased $10,000 to $1.8 million in the first nine months of 2016 compared to $1.8 million in the first nine months of 2015.  Net loss from discontinued operations was $37.9 million for the first nine months of 2016, compared to net income of $6.7 million from discontinued operations for the first nine months of 2015.  Diluted loss per share was $1.65 for the first nine months of 2016 compared to diluted loss per share of $0.14 for the first nine months of 2015.

Net Interest Income:  Our net interest income for the first nine months of 2016 increased to $65.0 million, an increase of $13.6 million, or 26.6%, from $51.3 million in the first nine months of 2015.  Our interest income for the first nine months of 2016 increased to $74.3 million, an increase of $13.0 million, or 21.3%, from $61.3 million for the first nine months of 2015.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased to $1.56 billion for the first nine months of 2016 from $1.22 billion for the first nine months of 2015, while related interest income increased $13.9 million on a tax equivalent basis.  Our average investment securities decreased to $1.34 billion for the first nine months of 2016 from $1.51 billion for the first nine months of 2015, while related interest income decreased $5.3 million on a tax equivalent basis.  The decrease reflected the time required to reinvest the proceeds from the fourth quarter 2015 sale of our municipal portfolio and continuing loan demand which resulted in fewer investment purchases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2016 increased to 2.57% from 2.32% in the first nine months of 2015, an increase of 25 basis points.  The increase in the net interest margin reflected higher yields on loans and reduced balances of lower yielding deposits at the Federal Reserve Bank.  In the first nine months of 2016, the average yield on our loans increased to 4.15% from 3.83% for the first nine months of 2015, an increase of 32 basis points.  The increase in loan yields reflected a greater proportion of higher yielding loans including leases and SBA loans.  The increase in loan yields also reflected a greater proportion of higher yielding loans originated for sale in secondary markets, and the impact of the December 2015, 25 basis point Federal Reserve Bank increase.  Yields on taxable investment securities were higher at 2.37% compared to 1.98% an increase of 39 basis points. The increase reflected the impact of the aforementioned 25 basis point Federal Reserve Bank rate increase.  Additionally, yields on non-taxable investments were lower at 2.19% compared to 3.67%.  The reduction reflected the sale of the vast majority of our tax exempt portfolio in the fourth quarter of 2015 for tax planning purposes to expedite the utilization of deferred tax assets.  Average interest earning deposits at the Federal Reserve Bank decreased $511.0 million, or 51.0%, to $490.0 million in the first nine months of 2016 from $1.0 billion in the first nine months of 2015.  The decrease reflected the impact of the first quarter 2016 exit of certain non-strategic deposits to reduce excess Federal Reserve Bank balances which earn a nominal rate.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.32% for the first nine months of 2016 compared to 0.30% in the first nine months of 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,543,448	$ 48,061	4.15%	$ 1,192,939	$ 34,231	3.83%
Leases - bank qualified*	20,618	1,334	8.63%	23,936	1,247	6.95%
Investment securities-taxable	1,280,692	22,782	2.37%	983,557	14,628	1.98%
Investment securities-nontaxable*	59,892	983	2.19%	524,913	14,443	3.67%
Interest earning deposits at Federal Reserve Bank	490,037	1,677	0.46%	1,001,027	1,759	0.23%
Federal funds sold and securities purchased under agreement to resell	27,414	301	1.46%	43,724	465	1.42%
Net interest earning assets	3,422,101	75,138	2.93%	3,770,096	66,773	2.36%

Allowance for loan and lease losses	(4,538)			(4,089)
Assets held for sale from discontinued operations	528,168	15,037	3.80%	743,594	22,275	3.99%
Other assets	283,171			293,561
	$ 4,228,902			$ 4,803,162

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,325,047	$ 7,217	0.29%	$ 4,122,409	$ 8,293	0.27%
Savings and money market	390,202	1,028	0.35%	323,307	1,286	0.53%
Time	103,624	447	0.58%	1,066	12	1.50%
Total deposits	3,818,873	8,692	0.30%	4,446,782	9,591	0.29%

Short-term borrowings	58,056	263	0.60%	-	-	0.00%
Repurchase agreements	812	1	0.16%	6,598	14	0.28%
Subordinated debt	13,401	383	3.81%	13,401	328	3.26%
Total deposits and interest bearing liabilities	3,891,142	9,339	0.32%	4,466,781	9,933	0.30%

Other liabilities	21,306			9,702
Total liabilities	3,912,448			4,476,483

Shareholders' equity	316,454			326,679
	$ 4,228,902			$ 4,803,162

Net interest income on tax equivalent basis *		$ 80,836			$ 79,115

Tax equivalent adjustment		811			5,491

Net interest income		$ 80,025			$ 73,624

Net interest margin *			2.57%			2.32%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first nine months of 2016, average interest earning assets decreased to $3.42 billion, a decrease of $348.0 million, or 9.2%, from the first nine months of 2015.  The decrease reflected decreased average balances of investment securities of $167.9 million, or 11.1%, net of increased average balances of loans and leases of $347.2 million or 28.5%.  Average demand and interest checking deposits decreased $797.4 million or 19.3%.

Provision for Loan and Lease Losses. Our provision for loan and lease losses increased $10,000, to $1.8 million for the first nine months of 2016 compared to $1.8 million for the first nine months of 2015.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2016, our allowance for loan and lease losses amounted to $6.1 million, or 0.51%, of total loans compared to $4.4 million, or 0.41%, of total loans at December 31, 2015.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $45.0 million in the first nine months of 2016 compared to $62.9 million in the first nine months of 2015, before gains on securities of $3.1 million in the first nine months of 2016 and loss on securities of $62,000 in the first nine months of 2015.  The $17.9 million, or 28.4% ,  decrease between those respective periods reflected a net of $12.3 million of charges to value of investment in an unconsolidated entity (see “Loss on Discontinued Operations and Change in Value of Unconsolidated Entity in Form 10-Q for the quarter ended June 30, 2016”). Gain (loss) on sale of loans decreased $5.9 million, or 88.0%, to $809,000 for the first nine months of 2016, reflecting lower margins resulting from increased credit spreads.  Gain (loss) on sale of loans and related expense result from the sale of commercial real estate and other commercial loans to institutions which package such loans in secondary securities markets.  Service fees on deposit accounts decreased $2.2 million, or 40.2%, to $3.3 million for the first nine months of 2016 from $5.6 million for the first nine months of 2015 due to the sale of the majority of our health savings accounts in the fourth quarter of 2015.  Debit card income decreased $1.6 million, or 114.9%, to a loss of $202,000 for the first nine months of 2016 from income of $1.4 million for the first nine months of 2015 also due to that sale. Prepaid card fees increased $3.6 million, or 10.0%, to $39.3 million for the first nine months of 2016 from $35.8 for the first nine months of 2015 which reflected increased volumes and associated revenues attributable to that volume.  Leasing income decreased $271,000, or 15.7%, to $1.5 million for the first nine months of 2016 from $1.7 million for the first nine months of 2015, which reflected lower gains on disposition of leased vehicles in 2016 due to lower volume.  Affinity fees increased $1.1 million, or 46.7%, to $3.5 million for the first nine months of 2016 from $2.4 million for the first nine months of 2015. This increase resulted primarily from growth in one affinity relationship.  Other non-interest income increased $3.0 million, or 154.2%, to $4.9 million for the first nine months of 2016 from $1.9 million in the first nine months of 2015. The increase resulted primarily from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds.

Non-Interest Expense.  Total non-interest expense was $156.4 million for the first nine months of 2016, an increase of $21.4 million, or 15.8%, over $135.1 million for the first nine months of 2015.  Salaries and employee benefits expense amounted to $62.4 million, an increase of $12.7 million, or 25.6%, over $49.7 million for the first nine months of 2015.  The increase in salaries and employee benefits expense reflected staff additions and related expenses for increased BSA and other regulatory compliance, information technology, institutional banking and SBA loan production and included  temporary staff expense for the BSA lookback. Other increases reflected new staff positions in operations, infrastructure and leasing, including expense resulting from the purchase of lease receivables in the second quarter of 2016. Third quarter 2016 salary expense also reflected $1.3 million of severance expense for the elimination of approximately 20% of staff positions throughout the Bank.  The reductions occurred at the end of the quarter and related reductions in ongoing salary expense and other expense categories will be reflected in future quarters.  Depreciation and amortization increased $183,000, or 5.1%, to $3.8 million in the first nine months of 2016 from $3.6 million in the first nine months of 2015 which reflected increased depreciation costs related to leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $326,000, or 7.3%, to $4.8 million in the first nine months of 2016 from $4.5 million in the first nine months of 2015. The increase reflected a new sales office in San Francisco, leasing sales offices in Washington state and New Jersey and an SBA office in North Carolina.  Data processing expense increased $724,000, or 6.7%, to $11.5 million in the first nine months of 2016 from $10.7 million in the first nine months of 2015.  The increase reflected increased account and transaction volume.  Printing and supplies increased $389,000, or 21.6%, to $2.2 million in the first nine months of 2016 from $1.8 million in the first nine months of 2015, reflecting mailings related to service charge increases and other periodic communications with customers. Audit expense decreased $850,000, or 53.3%, to $746,000 in the first nine months of 2016 from $1.6 million in the first nine months of 2015 which reflected lower compliance audit expense and the transfer of certain audit functions in house.  Legal expense increased $1.3 million, or 52.7%, to $3.8 million for the first nine months of 2016 from $2.5 million in the first nine months of 2015 which reflected higher regulatory legal costs including fees associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”) and fees associated with the purchase of $60 million of lease contracts.  Amortization of intangible assets increased $139,000, or 15.6%, to $1.0 million for the first nine months of 2016 from $893,000 for the nine months of 2015.  The increase resulted primarily from the amortization of the intangible asset resulting from the second quarter 2016 purchase of the $60 million of lease receivables.  FDIC insurance expense decreased $1.2 million, or 14.3%, to $7.1 million for the first nine months of 2016 from $8.3 million in the first nine months of 2015, which reflected the impact of decreased average deposits.  Software expense increased $3.0 million, or 61.8%, to $7.8 million in the first nine months of 2016 from $4.8 million in the first nine months of 2015 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $254,000, or 17.6%, to $1.7 million in the first nine months of 2016 from $1.4 million in the first nine months of 2015. The increase reflected higher cyber and director and officer coverages.    Telecom and IT network communications expense increased $127,000, or 8.9%, to $1.5 million in the first nine months of 2016 from $1.4 million in the first nine months of 2015.  Securitization and servicing expense decreased $503,000,  or 40.2%, to $747,000 in the first nine months of 2016 from $1.3 million in the first nine months of 2015 which reflected  a decreased volume of sales. Consulting expense increased $869,000, or 26.0%, to $4.2 million in the first nine months of 2016 from $3.3 million in the first nine months of 2015. The increased expense reflected consulting related to reducing European  prepaid operations expense,  a more scalable SBLOC loan processing system, consulting for internal information systems report development and investor relations consulting. Other non-interest expense increased $1.5 million, or 11.5%, to $14.1 million in the first nine months of 2016 from $12.7 million in the first nine months of 2015. The $1.5 million increase reflected increases of $488,000 in credit bureau expense, $346,000 in small business lending loan expense, $307,000 in customer identification expense, $187,000 in travel and $161,000 in directors’ fees.

Income Taxes.  Income tax benefit for continuing operations was $15.3 million for the first nine months of 2016 compared to $10.8 million in the first nine months of 2015.  The increased tax benefit reflected the higher loss in 2016.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn nominal rates of interest.  Significant progress in reducing such balances was made during 2016. Investment securities available-for-sale also provide a significant source of liquidity. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first nine months of 2016.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  However, the focus of our business model is to identify affinity groups that control significant deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  Nonetheless, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times during the year, especially the first quarter as a result of tax refund prepaid card balances. We plan to exit additional deposit relationships to continue to manage excess liquidity.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first nine months of 2016, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank.  As of September 30, 2016, we had a $491.9 million line of credit with the Federal Home Loan Bank and $172.5 million line of credit with the Federal Reserve Bank.  These lines may be collateralized by specified types of loans or securities. We expect to continue to maintain our facility with the Federal Home Loan Bank and Federal Reserve Bank.  We actively monitor our positions and contingent funding sources on a daily basis. As of September 30, 2016, we had $70.0 million  of a daily advance outstanding on our FHLB line. We currently utilize the FHLB line to manage our reserve requirements at the Federal Reserve Bank as a result of normal daily fluctuations in our deposit balances.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of September 30, 2016, we had approximate cash reserves of $10.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $130,000 based on a floating rate of 3.25% over LIBOR.  We expect that the conditions under which the amendment to the 2014 Consent Order was issued will have been remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at September 30, 2016 were $312.6 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same 50 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $120.3 million for the nine months ended September 30, 2016, and $121.2 million for the nine months ended September 30, 2015. Net purchases of investment securities for the nine months ended September 30, 2016, were $251.1 million compared to net repayments of $165.3 million for the prior year. Deposit outflows resulted from exiting higher cost deposit relationships without adequate offsetting fee income or loan production potential in the nine months ended September 30, 2016.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.02 billion and $831.5 million as of September 30, 2016 and December 31, 2015, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account. However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.   Of the approximately $1.1

billion in book value of loans in that portfolio as of  the September 30, 2014 date of discontinuance of operations, $365.2 million of loans remain as assets held for sale on the balance sheet, which reflected related sales and paydowns. We are attempting to sell those remaining loans.  Additionally, the balance sheet reflects $157.4 million in investment in an unconsolidated entity, which is comprised of notes owned by us as a result of the sale of certain discontinued loans.

Liquidity and capital ratios were enhanced during the quarter as a result of the completion of a common stock offering for 17.5 million common shares  which generated approximately $74.8 million in funding and Tier 1 capital.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At September 30, 2016 we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2016
The Bancorp, Inc.	7.81%	15.14%	15.42%	15.14%
The Bancorp Bank	7.41%	14.56%	14.84%	14.56%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2015
The Bancorp, Inc.	7.17%	14.67%	14.88%	14.67%
The Bancorp Bank	6.90%	13.98%	14.18%	13.98%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2016.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 271,992	$ 15,222	$ 54,015	$ 38,254	$ 183,474
Loans net of deferred loan costs	777,559	46,781	201,935	161,026	10,936
Investment securities	502,093	214,667	181,172	161,252	369,238
Interest earning deposits	312,605	-	-	-	-
Securities purchased under agreements to resell	39,463	-	-	-	-
Total interest earning assets	1,903,712	276,670	437,122	360,532	563,648

Interest bearing liabilities:
Demand and interest checking	2,129,646	141,659	141,659	-	-
Savings and money market	100,708	201,416	100,708	-	-
Securities sold under agreements to repurchase	353	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,244,108	343,075	242,367	-	-
Gap	$ (340,396)	$ (66,405)	$ 194,755	$ 360,532	$ 563,648
Cumulative gap	$ (340,396)	$ (406,801)	$ (212,046)	$ 148,486	$ 712,134
Gap to assets ratio	-8%	-2%	5%	9%	13%
Cumulative gap to assets ratio	-8%	-10%	-5%	4%	17%

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

Financial Condition

General.    Our total assets at September 30, 2016 were $4.22 billion, of which our total loans were $1.20 billion. At December 31, 2015, our total assets were $4.77 billion, of which our total loans were $1.08 billion.

Interest earning deposits and federal funds sold.  At September 30, 2016, we had a total of $312.6  million of interest earning deposits compared to $1.15 billion at December 31, 2015, a decrease of $834.9 million or 72.8%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.43 billion at September 30, 2016,  an increase of $264.7 million, or 22.7%, from year-end 2015.  The increase in investment securities was primarily a result of purchases of residential mortgage-backed securities and collateralized loan obligation securities.  Other securities, included in the held-to-maturity classification at September 30,

2016, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note and two single-issuer trust preferred securities.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of two single-issuer trust preferred securities of $10.9 million, of which one security for $1.9 million was issued by a bank and one security for $9.0 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.5 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,909	$ 2,025	$ 116	Not rated
Security B	9,052	5,871	(3,181)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the nine months ended September 30, 2016 and September 30, 2015,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $11.0 million at September 30, 2016,  compared to $1.1 million at December 31, 2015.  The increase resulted from additional Federal Home Loan Bank stock required for larger daily advances to enhance liquidity management.

Investment securities with a carrying value of $614.0 million at September 30, 2016 and $472.3 million at December 31, 2015, were pledged as collateral for Federal Home Loan Bank advances and letters of credit as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans, SBA loans and residential mortgage loans originated for sale in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale increased to $563.0 million at September 30, 2016 from $489.9 million at December 31, 2015.

Loan portfolio. Total loans increased to $1.20 billion at September 30, 2016 from $1.08 billion at December 31, 2015.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2016	2015

SBA non real estate	$ 74,262	$ 68,887
SBA commercial mortgage	117,053	114,029
SBA construction	6,317	6,977
SBA loans *	197,632	189,893
Direct lease financing	332,632	231,514
SBLOC	621,456	575,948
Other specialty lending	20,076	48,315
Other consumer loans	19,375	23,180
	1,191,171	1,068,850
Unamortized loan fees and costs	7,066	9,227
Total loans, net of deferred loan costs	$ 1,198,237	$ 1,078,077

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets as set forth below.

At September 30, 2016, approximately 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish minimum coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are planned to be achieved by December 31, 2016 and maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2016 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At September 30, 2016, approximately 44% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2016 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end. The 100% coverage includes loan review work performed by designated SBA department personnel.  Although loans are not typically purchased, loans for Community Reinvestment Act, or CRA,   purposes are periodically purchased.  At September 30, 2016, approximately 83% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000. The portion not reviewed includes $30 million in purchased loans which are subject to government guarantees and not subject to review and $3 million in newly funded loans which will be subject to review.

Leasing – The targeted review threshold for 2016 is 50%.  At September 30, 2016, approximately 37% of the leasing portfolio had been reviewed. The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2016 is 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised. At September 30, 2016, approximately 85% of the CMBS floating rate portfolio had been reviewed.

CMBS (Fixed Rate) – CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time. 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually. At September 30, 2016, 10% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans. At September 30, 2016, approximately 91% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2016 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually. A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At September 30, 2106 approximately 84% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
September 30, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 1,920	$ 1,920	$ 72,342	$ 74,262
SBA commercial mortgage	-	-	-	-	-	117,053	117,053
SBA construction	-	-	-	-	-	6,317	6,317
Direct lease financing	14,410	1,289	2,933	-	18,632	314,000	332,632
SBLOC	16	-	-	-	16	621,440	621,456
Other specialty lending	-	-	-	-	-	20,076	20,076
Consumer - other	-	-	-	-	-	5,235	5,235
Consumer - home equity	159	275	-	2,101	2,535	11,605	14,140
Unamortized loan fees and costs	-	-	-	-	-	7,066	7,066
	$ 14,585	$ 1,564	$ 2,933	$ 4,021	$ 23,103	$ 1,175,134	$ 1,198,237

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2015	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2016	2015

Ratio of the allowance for loan losses to total loans	0.51%	0.42%
Ratio of the allowance for loan losses to nonperforming loans *	87.12%	171.11%
Ratio of nonperforming assets to total assets *	0.16%	0.05%
Ratio of net charge-offs to average loans	0.01%	0.10%
Ratio of net charge-offs to average loans annualized	0.01%	0.14%

* Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans was 0.51% at September 30, 2016, compared to 0.42% at September 30, 2015. The higher current period ratio reflected an increase in the allowance which exceeded proportional loan growth during the period.   The ratio of the allowance for loan losses to non-performing loans decreased to 87.12% at September 30, 2016, from 171.11% at September 30, 2015, primarily as a result of an increase in non-performing loans.  The ratio of non-performing assets to total assets also increased  as a result of that increase in non-performing loans.  Net charge-offs to average loans decreased to 0.01% for the nine months ended September 30, 2016, from 0.10% for the nine months ended September 30, 2015, primarily as a result of lower charge offs.

Net charge-offs.  Net charge-offs were $152,000 for the nine months ended September 30, 2016, a decrease of $1.1 million from net charge-offs for the same period of 2015.  The majority of the charge-offs in the first nine months of 2016 were associated with SBA commercial mortgage and leasing relationships.  The majority of the charge-offs in the first nine months of 2015 were associated with consumer loan relationships.

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

	September 30,	December 31,
	2016	2015

Non-accrual loans
SBA non real estate	$ 1,921	$ 733
Consumer	2,100	1,194
Total non-accrual loans	4,021	1,927

Loans past due 90 days or more	2,933	403
Total non-performing loans	6,954	2,330
Other real estate owned	-	-
Total non-performing assets	$ 6,954	$ 2,330

Loans that were modified as of September 30, 2016 and December 31, 2015 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	3	$ 917	$ 917	1	$ 171	$ 171
Consumer	3	711	711	2	434	434
Total	6	$ 1,628	$ 1,628	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 151	$ 766	$ -	$ 171	$ -
Consumer	-	317	394	-	330	104
Total	$ -	$ 468	$ 1,160	$ -	$ 501	$ 104

There were no loans that had been restructured within the last 12 months that have subsequently defaulted as of September 30, 2016.

As of September 30, 2016 and December 31, 2015,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at September 30, 2016 and December 31, 2015:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2016
Without an allowance recorded
SBA non real estate	$ 704	$ 704	$ -	$ 372	$ -
Consumer - other	317	317	-	324	-
Consumer - home equity	1,563	1,563	-	1,052	-
With an allowance recorded					-
SBA non real estate	2,070	2,070	939	1,050	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	474	686	-
Total
SBA non real estate	2,774	2,774	939	1,422	-
Consumer - other	317	317	-	324	-
Consumer - home equity	2,390	2,490	474	1,738	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-

We had $4.0 million of non-accrual loans at September 30, 2016 compared to $1.9 million of non-accrual loans at December 31, 2015. The $2.1 million increase in non-accrual loans was primarily due to $3.6 million of loans placed on non-accrual status partially offset by $837,000 of loan payments, $556,000 of participations sold and $76,000 of charge-offs.  Loans past due 90 days or more still accruing interest amounted to $2.9 million at September 30, 2016 and $403,000 at December 31, 2015.  The $2.5 million increase reflected $4.5 million of additions and $16,000 of advances on existing loans partially offset by $2.0 million of loan payments, $10,000 of charge-offs and $32,000 of loans moved to repossessed assets.

We had no other real estate owned at September 30, 2016 and December 31, 2015.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2016 and December 31, 2015:

September 30, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 56,403	$ 139	$ 3,401	$ -	$ -	$ 1,030	$ 13,289	$ 74,262
SBA commercial mortgage	97,211	-	901	-	-	688	18,253	117,053
SBA construction	5,828	-	-	-	-	489	-	6,317
Direct lease financing	119,008	-	3,265	-	-	9,849	200,510	332,632
SBLOC	275,373	-	-	-	-	1,000	345,083	621,456
Other specialty lending	20,076	-	-	-	-	-	-	20,076
Consumer	10,970	290	3,573	-	-	-	4,542	19,375
Unamortized loan fees and costs	-	-	-	-	-	-	7,066	7,066
	$ 584,869	$ 429	$ 11,140	$ -	$ -	$ 13,056	$ 588,743	$ 1,198,237

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”

Premises and equipment, net.  Premises and equipment amounted to $21.8 million at September 30, 2016 compared to $21.6 million at December 31, 2015.  The increase reflected additional information technology upgrades.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $157.4 million investment in unconsolidated entity at September 30, 2016.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $386.2 million at September 30, 2016 compared to $583.9 million at December 31, 2015.  Substantially all of the decrease resulted from  approximately $150.4 in loan principal paydowns, which included a $63.7 million loan sale in the third quarter of 2016  and fair value loan charges of approximately $43.4 million.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  One strategic focus is growing these accounts through affinity groups.  At September 30, 2016, we had total deposits of $3.77 billion compared to $4.41 billion at December 31, 2015, a decrease of $647.8 million or 14.7%.  The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2016		December 31, 2015
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,325,047	0.29%	$ 3,975,475	0.28%
Savings and money market	390,202	0.35%	337,168	0.55%
Time	103,624	0.58%	44,789	0.61%
Total deposits	$ 3,818,873	0.30%	$ 4,357,432	0.30%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had $70.0 million of outstanding advances from the Federal Home Loan Bank as of September 30, 2016 and $0 as of December 31, 2015.   We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $27.7 million at September 30, 2016 compared to $16.7 million at December 31, 2015, representing an increase of $11.0 million.  Other liabilities consist primarily of investment security purchases in process and amounts payable for BSA lookback expenses.

Other-    During the quarter, we completed a stock offering which netted approximately $74.8 million of capital, with 17.4 million common shares issued.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain regulatory proceedings involving the FDIC and FRB, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions”.

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation. Case No. 14-cv-0952(SLR).   On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period.  The amended consolidated complaint further alleges that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asks for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees. This litigation is in its preliminary stages.  The defendants filed a motion to dismiss the amended consolidated complaint on November 23, 2015.  Oral argument on the defendants’ motion was held on January 29, 2016 and a court ruling on the motion has been pending.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we will pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by  us will be fully funded by our insurance carriers.  All terms of the Settlement Agreement are subject to court approval which is pending.

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

THE BANCORP INC
(Registrant)

November 9, 2016	/s/ Damian Kozlowski
Date	Damian Kozlowski
President/Chief Executive Officer

November 9, 2016	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

3.1	Certificate of Incorporation dated July 20, 1999, amended July 27, 1999, amended, June 7, 2001, and amended October 8, 2002 (1)

3.2	Amendment to Certificate of Incorporation dated July 30, 2009 *

3.3	Amendment to Certificate of Incorporation dated June 1, 2016 *

3.4	Certificate of Designation designating Series C Mandatorily Convertible Cumulative Perpetual Non-Voting Preferred Stock dated August 5, 2016 (2)

3.5	Amended and Restated Bylaws (3)

10.1	Securities Purchase Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (2)

10.2	Registration Rights Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (2)

10.3	Subscription Agreement, dated August 5, 2016, between The Bancorp, Inc. and the purchasers named therein (2)

10.4	Letter Agreement with Hugh McFadden dated July 28, 2016 (4)

10.5	Letter Agreement with John Leto dated July 28, 2016 (4)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Filed previously as an exhibit to the Registration Statement on From S-4 (File No. 333-117385) filed with the SEC on July 15, 2004 and incorporated herein by this reference.

(2)	Filed previously as an exhibit to the Current Report on Form 8-K filed with the SEC on August 8, 2016 and incorporated herein by this reference.

(3)	Filed previously as an exhibit to our Form 10-K for the year ended December 31, 2013 and incorporated herein by this reference.

(4)	Filed previously as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016 and incorporated herein by this reference.