Form 10-K
period 2016-12-31
Bancorp, Inc.
filed 2017-03-16
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2016 of $6.02, was approximately $214.8 million.

As of March 8, 2017,  55,646,412 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

•	loan and investment yields may decrease resulting in a lower net interest margin;
•	possible geographic concentration could result in our loan portfolio being adversely affected by economic factors unique to the geographic area and not reflected in other regions of the country;
•

the market value of real estate that secures certain of  our loans, principally loans we originate for sale into secondary markets, Small Business Administration loans under the 504 Fixed Asset Financing Program and our discontinued commercial loan portfolio, has been, and may continue to be, adversely affected by recent economic and market conditions, and may be affected by other conditions outside of our control such as lack of demand for real estate of the type securing our loans, natural disasters, changes in neighborhood values, competitive overbuilding, weather, casualty losses, occupancy rates and other similar factors;

•

we must satisfy our regulators with respect to Bank Secrecy Act, Anti-Money Laundering and other regulatory mandates to prevent additional restrictions on adding customers and to remove current restrictions on adding certain customers;

•

the loans from our discontinued operations are now held for sale and were marked to fair value based on various internal and external inputs; however, the actual sales price could differ from those third party fair values. The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through both commercial mortgage backed securities, or CMBS and collateralized loan obligations, or CLOs.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS and securitization capital markets are made nationally.  At December 31, 2016, SBLOC, leasing, SBA and loans for sale in secondary markets totaled $630.4 million,  $346.6 million, $369.8 million (including SBA loans held for sale) and  $509.1 million (excluding SBA loans held for sale), respectively, and comprised approximately 33%, 18%, 20% and 27% of our loan portfolio and commercial loans held for sale.  Our investment portfolio amounted to $1.34 billion at December 31, 2016, representing a decrease from the prior year as a portion of repayments and sales proceeds funded loan growth.

For our institutional banking, including SBLOC and our other deposit generating activities, we focus on providing our services to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking for investment advisory companies through our institutional banking department; credit and debit card processing for merchants affiliated with independent service organizations; and prepaid cards for general purpose card sponsors, insurers, incentive plans, large retail chains, consumer service organizations and others. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity group banking.  Our prepaid card, private label banking for investment advisory companies and card payment processing are our primary sources of deposits.  The vast majority of our services are provided in the United States.  We are in process of selling or winding down our minimal European operations.

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000. Our web address is www.thebancorp.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website, www.thebancorp.com.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request by any shareholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth through Low-cost Deposits and Generate Non-interest Income from Prepaid Cards and Other Areas. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund these loans and investments through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, institutional banking money market accounts and card payment processing.  We derive the largest component of our deposits and non-interest income from our prepaid card operations.

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

Lending Activities

In the third quarter of 2014, we discontinued our commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business.  On the date of discontinuance, September 30, 2014 there was approximately $1.1 billion in book value of loans in the discontinued portfolio. Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were securitized in the fourth quarter of 2014 to a private securitization entity. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the sale was financed by the Bank and is reflected on our consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans securitized, we recognized a gain of $17.0 million.  In the second quarter of 2015, $149.6 million of loans were sold at a gain of approximately $2.2 million.  In the third quarter of 2016, $64.6 million of loans were sold. At December 31, 2016, our discontinued loan portfolio amounted to $340.4 million, which was net of $50.9 million of fair value marks, and included both commercial loans and residential first mortgages.  In 2016, a $43.0 million loss for discontinued operations resulted primarily from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing. We currently focus our lending activities upon four specialty lending segments:  SBLOC loans, automobile fleet and other equipment leasing, SBA loans and loans originated for sale into CMBS securitization capital markets.

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

SBA Loans.  We participate in two loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or  refinance existing debt, all under conditions established by the SBA.  The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7(a) loans must be secured by all available business assets and personal real estate until the recovery value equals the loan amount or until all personal real estate of the borrower have been pledged.  Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%.  Loan guarantees can range to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

The SBA loan guaranty is typically paid to the lender after the liquidation of all collateral but may be paid prior to liquidation of certain assets, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee. To maintain the guarantee, we must comply with applicable SBA regulations, and we risk loss of the guarantee should we fail to comply.  7(a) loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow. If the business generates inadequate cash flow to repay principal and interest and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan. Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk.  As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale.  The 7(a) program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year.  Should those appropriations be reduced or cease, our ability to make 7(a) loans will be curtailed or terminated.

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment;  and debt refinancing .  A 504 loan may not be used for working capital, trading asset purchases or investment in rental real estate.  In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or CDC, provides 40% of the financing amount.  If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively. We receive a first lien on the assets being financed and the CDC receives a second lien.  Personal guarantees of the principal owners of the business are required.  The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated.  Certain basic loan terms, as with the 7(a) program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees.  While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

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

Additionally, the Bank makes SBA loans to franchisees of various business concepts, including loans to multiple franchisees with the same concept.  In making loans to franchisees, we consider franchisee failure rates for the specific franchise concept.

However, factors adversely affecting a specific type of franchisor or franchise concept, including in particular risks that a franchise concept loses popularity with consumers or encounters negative publicity about its products or services, could harm the value not only of a particular franchisee’s business but also of multiple loans to other franchisees with the same concept.

Loans Originated for Sale into Secondary Securities Markets.We originate loans for sale into secondary securities markets which are typically packaged into securitizations by the buyers.  These loans are typically collateralized by various types of commercial real estate, including retail space, office space, apartments and hotels, and are with recourse only to the properties securing the loans, are not guaranteed by the borrower and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  Some of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although rates are capped to mitigate that risk.  Inadequate sales at retail properties and inadequate occupancy rates for office space, apartments and hotels may negatively impact loan repayment.  Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will depend upon the sales price of the property.  Because these loans are being originated for resale, the underwriting criteria used are those that buyers in the capital markets indicate are the parameters under which they are willing to buy the loans, including interest rate, loan to value ratio and maturity; however, in the period during which we hold a loan prior to sale, property values may fall below appraised values and below the outstanding balance of the loan which would reduce the price at which we could sell the loan.  Inadequate retail sales or occupancy, in addition to impacting repayment, may also result in a lower realizable sales price.  While we historically have been successful in selling to these markets, adverse market conditions may delay, or possibly preclude, expected sales into the secondary market or cause losses upon any resale. To mitigate these risks, we establish guidelines for the maximum amounts of such loans we will hold on our balance sheet.

Affinity Banking

Private Label Banking.  For our private label banking, we create unique banking websites for each affinity group, enabling the affinity group to provide its members with the banking services and products we offer or just those banking services and products it believes will be of interest to its members.  We design each website to carry the brand of the affinity group and carry the “look and feel” of the affinity group’s own website.  Each such website, however, indicates that we are the provider of banking services.  To facilitate the creation of these individualized banking websites, we have packaged our products and services into a series of modules, with each module providing a specific service, such as deposit products, electronic payment systems and loans.  Each affinity group selects from our menu of service modules those that it wants to offer its members or customers.  We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers.  We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates are fixed.  We include these fees as a component of interest expense in calculating our net interest margin.  These fees totaled $7.4 million, $9.3 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014 respectively. The reduction in 2016 reflected the sale of health savings accounts in the latter part of 2015. These amounts include fees paid related to prepaid cards, card payment processing and institutional banking which are described below.

Prepaid Cards.  We have developed prepaid card programs for general purpose re-loadable cards, insurance indemnity payments, flexible spending account funds, corporate and incentive rewards, payroll cards, consumer gift cards and others.  Our cards are offered to end users through our relationships with insurers, benefits administrators, third-party administrators, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains and consumer service organizations.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third party sponsors, computed on a per transaction basis, and monthly service fees. Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  Prepaid cards also provide us with low cost deposits from the amounts delivered to us to fund the cards.  Our prepaid card programs are offered predominantly in the United States. We are planning to sell our operations in the European Union where our subsidiaries offered prepaid card and electronic money issuing services. If not sold, we will wind down those operations. Our European operations contributed less than 1% of total prepaid card revenue. For information relating to current constraints on our prepaid card programs resulting from consent orders we have entered into with federal banking authorities, see “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank.”

Card Payment and ACH Processing.  We act as the depository institution for the processing of credit and debit card payments made to various businesses.  We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as payroll companies for which we process their ACH payments.  We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss.  Our services also enable independent service organizations to provide their members with access to their account balances through the Internet.  These relationships are a source of demand deposits and fee income.

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

Call Centers.  We have call center operations that serve as inbound customer support.  The call center provides account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts or other banking products.  A third party servicer provides virtually all customer support except for institutional banking.  Located in Manila, Philippines, TELUS International operates 24 hours a day, seven days a week.

Third-Party Service Providers.  To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•	data processing services, including check processing, check imaging, loan processing, electronic bill payment and statement rendering;
•	fulfillment and servicing of prepaid cards;
•	call center customer support, except for institutional banking;
•	access to automated teller machine networks;
•	bank accounting and general ledger system;
•	data warehousing services; and
•	certain software development.

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

European Prepaid Operations.  Transact Payments Limited, or TPL, our wholly-owned subsidiary, is a prepaid product issuer (termed electronic money in Europe) organized in Gibraltar and licensed by the Gibraltar Financial Services Commission or the FSC.  TPL issues prepaid products throughout the European Union (EU) and European Economic Area (EEA) with service and support provided by three service subsidiaries.  We are planning to sell all of these European operations or, if not sold, we will wind them down.

Sales and Marketing

Affinity Group Banking.  Because of the national scope of our affinity group banking operation, we use a personal sales/targeted media advertising approach to market to existing and potential commercial affinity group organizations.  The affinity group organizations with which we have relationships perform marketing functions to ultimate individual customers. Our marketing program to affinity group organizations consists of:

•	print advertising;

•	attending and making presentations at trade shows and other events for targeted affinity organizations;
•	direct mail; and
•	direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Administration Offices.  We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Charlotte, North Carolina, Parsippany, New Jersey and Orlando, Florida.  We maintain SBA loan offices in Chicago, Illinois and Raleigh, North Carolina.

Technology

Primary Domestic System Architecture.  We provide financial products and services through a highly-secure three-tiered architecture using commercially available software.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed using load-balancing technologies and our proprietary design, with internally developed software and third-party equipment. We also use third party data processors.  The goal of our systems designs is to service our client requirements efficiently, which has been accomplished using data and service replication between multiple data centers.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we continuously operate automated internal monitoring tools and use independent third parties to continuously monitor our systems.

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors.  Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate.  A number of banks and other financial institutions compete with us in the prepaid card market; however, we do not believe that any single bank or group of banks is a predominant provider.  We believe that our ability to compete successfully depends on a number of factors, including:

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

Permitted Activities.  The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.  These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; the issuance and sale of consumer-type payment instruments; provide investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers.  In November 2012, we began conducting permissible activities through TPL, an electronic money issuer organized and licensed in Gibraltar. In 2017 we expect to sell or wind down our minimal European operations conducted through TPL.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2016, we and the Bank had total capital to risk-adjusted assets ratios of 13.63% and 13.53%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 13.34% and 13.24%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2016 we and the Bank had leverage ratios of 6.90% and 6.84%, respectively.

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

Minimum capital ratios in effect at December 31, 2016were as follows:

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI, items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election had to be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.  Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%.  At December 31, 2016, our total risk-based capital ratio was 13.63%, our Tier 1 risk-based capital ratio was 13.34% and our leverage ratio was 6.90% while the Bank’s ratios were 13.53%, 13.24% and 6.84%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

As noted above, the New Capital Rules became effective as of January 1, 2015, with the first measurement date as of March 31, 2015 subject to phased implementation in certain respects, and revised the PCA regulations. We are in compliance with these rules.

Insurance of Deposit Accounts.  The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund or DIF.  Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  The Dodd-Frank Act provided unlimited deposit insurance coverage on non-interest bearing transaction accounts through December 31, 2012.  Due to the expiration of this unlimited deposit insurance on December 31, 2012 beginning January 1, 2013 deposits held in non-interest bearing transaction accounts are aggregated with any interest-bearing deposits the owner my hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV).  Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2016, the Bank’s DIF assessment rate was 27 basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2016, the Bank’s limit on loans-to-one borrower was $44.3 million ($73.8 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2016, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  At December 31, 2016 and 2015, loans to these related parties included in Assets held for sale amounted to $649,000 and $1.8 million.

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

Bank Secrecy Act: Anti-Money Laundering and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.  These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML, program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report, or SAR, when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met.  The BSA also contains numerous recordkeeping requirements.  For a description of a consent order with the FDIC under the BSA that imposes certain requirements on the Bank, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

On May 11, 2016, FinCEN issued a final rule related to Customer Due Diligence (CDD) under the Bank Secrecy Act (BSA) for banks and other covered financial institutions, which we refer to as the “CDD Rule”.  The CDD Rule became effective on July 11, 2016, and imposes a new requirement that the Bank identify and verify the identity of the natural persons who are beneficial owners of legal entity customers.  Financial institutions must be in full compliance by May 11, 2018.  As a covered institution, the Bank will be required to maintain written compliance procedures that are “reasonably designed to identify and verify the beneficial owners of legal entity customers,” except for those specifically excluded from the definition of “legal entity customer.” The new procedures must outline how the Bank will identify and verify each beneficial owner at the time a new account is opened.  The Bank has begun to prepare for compliance with this new requirement.

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

Other Consumer Protection-Related Laws and Regulations.  The Bank is subject to a wide range of consumer protection laws and regulations which may have an enterprise-wide impact or may principally govern its lending or deposit operations.  To the extent the Bank engages third party service providers in any aspect of its products and services, these third parties may also be subject to compliance with applicable law, and must therefore be subject to Bank oversight.

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

•

the “Home Ownership and Equity Protection Act” prohibiting unfair, abusive or deceptive home mortgage lending practices, restricting mortgage lending activities and providing advertising and mortgage disclosure standards;

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

Final Prepaid Account Rule Amending Regulation E and Regulation Z.  On October 5, 2016  the CFPB published it’s which we call the Final Prepaid Rule.

On October 5, 2016, the CFPB released its final Prepaid Card Rule (Final Prepaid Rule), which it first proposed by publication on December 23, 2014.  The Final Prepaid Rule regulates “prepaid accounts” under Regulation E and “hybrid prepaid-credit cards” under Regulation Z.  The Final Prepaid Rule did not materially deviate from the terms of the proposed rule that we have disclosed in previous filings.

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

The Final Prepaid Rule is scheduled to become effective on October 1, 2017. However certain provisions related to the submission of cardholder agreements to the CFPB are not effective until October 1, 2018. The Bank is preparing itself for compliance with its requirements.

Community Reinvestment Act.    Under the Community Reinvestment Act of 1977, which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The Bank shall delineate one or more assessment areas within which the FDIC evaluates the bank's record of helping to meet the credit needs of its community.  The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions. The regulations promulgated pursuant to the CRA contain three evaluation tests which are part of the traditional CRA evaluation:

•

a lending test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through its lending activities by considering a bank's home mortgage, small business, small farm, and community development lending.;

•

a service test, evaluates a bank's record of helping to meet the credit needs of its assessment area(s) by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services; and

•

an investment test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through qualified investments that benefit its assessment area(s) or a broader statewide or regional area that includes the bank's assessment area(s).

               In the alternative to the traditional evaluation tests summarized above, the CRA permits a financial institution to develop its own strategic plan setting forth specific goals for CRA compliance and related performance ratings.  If approved by its regulator, a financial institution may operate under its strategic plan and CRA ratings will be applied based on an institution’s performance under its approved strategic plan.

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

Given the nature of the private label branchless banking services the Bank offers, during the course of the examination the Bank elected to develop a CRA Strategic Plan to meet its regulatory requirements.  The Bank’s CRA Strategic Plan was approved by the FDIC and became effective on July 1, 2016. The Bank began to operate under its CRA Strategic Plan at that time.  The Bank continues to closely monitor its performance in alignment with the CRA Strategic Plan to meet the specified lending, service and investment requirements.  During its next CRA examination, the Bank will undergo a “hybrid” CRA examination which will apply the traditional CRA evaluation standards for the period of June 2, 2015 to June 30, 2016 and will assess the Bank’s performance under its CRA Strategic Plan from July 1, 2016 to the specified examination date.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts).  For 2016, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $95.0 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $95.0 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2016, the Bank met these requirements by maintaining $283.1 million in cash and balances at the Federal Reserve Bank.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will (or have already):

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

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

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

•	Increase the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.
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

Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (the “Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators.  Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2017.  We do not at this time expect the Final Volcker Rules to have a material impact on our operations.

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

Laws applicable to TPL include, without limitation, the Financial Services (Electronic Money) Regulations of 2011, which we refer to as the E-Money Regulations, promulgated by the FSC and the Data Protection Directive (Directive 95/46/EC) as amended.  The E-Money Regulations impose upon TPL substantive rules governing TPL’s operation of e-money services, including rules requiring TPL to maintain certain minimum capital levels, governing the safeguarding of cardholder funds, and penalties for any violations.  Any change in the laws, regulations and policies of the Gibraltar Parliament, the European Union, its member countries, or any other country in which TPL operates, could have a material adverse impact on TPL and its operations.

Our operations in Europe have been minimal. A definitive agreement to sell TPL has been signed and is scheduled to close in the second quarter of 2017. If the sale does not close, we plan to wind down the operations and exit all European operations.

Employees

As of December 31, 2016, we had 589 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2016, the ratios of the allowance for loan losses to total loans and to non performing loans were, respectively, 0.52% and 174.29%. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see Item 1,” Business –Lending Activities.”

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

Since the end of the recession in 2009, the United States economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred.  As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have periodically been subject to weakness.  These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate–related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations.  As a result of these conditions, we have been increasing our provision for loan losses, and have experienced an increase in the amount of loans charged off and non-performing assets in our Philadelphia based commercial loan portfolio which is now reflected in discontinued operations.  Rated investment securities, generally considered to be less risky than loans, have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur.  The Federal Reserve has continued to maintain interest rates at historically low levels to foster a more rapid and full recovery.  However, a continuation of weak economic conditions could further harm our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Bancorp, Inc. and its subsidiary The Bancorp Bank, are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company and the Bank in substantial and unpredictable ways.  Additionally, while we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur.  Failure to comply with these statutes, regulations or policies could result in sanctions against us or the Bank by regulatory agencies, civil money penalties, reputational damage, and a downgrade in the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations.

The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third party relationships as provided in the Consent Order. As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012. The 2012 Consent Order was amended and restated in 2015 as noted below.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.  The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments.”  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income. Expenses associated with the required look back review were significant in 2015 and 2016. The look back review was completed in the third quarter of 2016.

Until the Bank submits to the FDIC a  report summarizing the completion of certain BSA-related corrective action (“BSA Report”), the 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until the BSA Report is submitted to and approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.

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

On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amends and restates in its entirety the terms of the 2012 Consent Order.

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

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’s Board to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented. To date, no restitution under the CAP has been made.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

We cannot assure you that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order, the 2014 Consent Order Amendment, the 2015 Consent Order or the Supervisory Letter to their satisfaction. We refer collectively to the 2014 Consent Order, the 2014 Consent Order Amendment and the 2015 Consent Order, as the Consent Orders.  If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could reduce our earnings, result in our incurring losses or otherwise materially adversely affect our financial condition and results of operations and reduce or eliminate our ability to raise additional capital on acceptable terms.

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

Changes in interest rates and loan production could reduce our income, cash flows and asset values.

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings.  The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses.  Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future. Our net interest income is also determined by our level of loan production  to replace loan payoffs and to grow our different loan portfolios. In the case of loans held for sale into secondary markets or securitizations, loans must be originated to replace loans sold to maintain related net interest income. Loan demand may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production.

We are subject to lending risks.

There are risks inherent in making all loans.  These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or local economies in which our borrowers operate. Such changes may impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans.  Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now held for sale.  Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years.  We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material.  On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.  Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S.  Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations.  For other risks which are specific to the different types of loans we make and which could impact our allowance for loan losses, see Item 1,” Business –Lending Activities.”

There is a significant concentration in prepaid card fee income which is subject to various risks.

We realize a significant portion of our revenues from prepaid card and other prepaid products and services.  Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense. Some of our clients have significant volume, the loss of which would materially affect our revenues. Prepaid card deposits comprise a significant portion of the Bank’s deposits.

Regulatory and legal requirements applicable to the prepaid card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components both in the United States.  These investments may not ensure compliance or otherwise mitigate risks involved in this business.  Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other losses, each of which could reduce our earnings or result in losses, make it more difficult to conduct our operations, or prohibit us from conducting specific operations.  Other risks related to prepaid cards include competition for prepaid and other payment mediums, possible changes in the rules of networks, such as Visa and MasterCard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

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

In the future we may rely in part on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio.  Wholesale and brokered certificates of deposit are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding.

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

In December 2014, the FDIC issued new guidance classifying prepaid deposits and other deposits obtained in cooperation with third parties as brokered deposits, resulting in the vast majority of the Bank’s deposits being classified as brokered.  We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted.

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

We face national and even global competition with respect to our other products and services, including payment acceptance products and services, healthcare payment solutions, private label banking, fleet leasing, government guaranteed lending and prepaid payment solutions.  Our commercial partners and banking customers for these products and services are located throughout the United States and, with respect to prepaid and electronic money payment solutions, the United States and the European Union, and the competition is strong in each category.  We encounter competition from some of the largest financial institutions in the world as well as smaller specialized regional banks and financial service companies.  Increased competition with any of these product or service offerings could result in reduced pricing and lower profit margins, fragmented market share and a failure to enjoy economies of scale, loss of customer and depositor base, and other risks that individually, or in the aggregate, could have a material adverse effect on our financial condition and results of operations.

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

We derive a significant percentage of our deposits, total assets and income from deposit accounts we generate through affinity groups.  Deposits related to our top twenty affinity groups totaled $2.70 billion at December 31, 2016.  We provide oversight over our affinity groups which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships. Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2016 to any one customer or related group of customers was $44.3 million for unsecured loans and $73.8 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We obtain essential technological and customer services support for the systems we use from third-party providers.  We outsource our check processing, check imaging, transaction processing, electronic bill payment, statement rendering, and other services to third-party vendors.  For a description of these services, see Item 1, “Business—Other Operations—Third-Party Service Providers.” Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods.  If one of our third-party service providers terminates its agreement with us and we are unable to replace it with another service provider, our operations may be interrupted.  Even a temporary disruption in services could result in our losing customers, incurring liability for any damages our customers may sustain, or losing revenues.    Moreover, there can be no assurance that a replacement service provider will provide its services at the same or a lower cost than the service provider it replaces.

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

The Bank was examined for CRA compliance in 2015 and received a “needs to improve” rating for the 2015 examination which covered the period from 2012 through June 2, 2015. As a result of the downgraded rating, certain business restrictions are in place, including FDIC limits on change in control, new branches, branch relocation, main office relocation, and mergers (regular, interim or corporate reorganizations).  The Federal Reserve Bank restrictions include limitations on holding company commencement of direct or indirect new financial activity and holding company change in control.  The Federal Housing Finance Agency has also imposed restrictions on receiving long-term advances and participating in their Affordable Housing Program and Community Investment Cash Advances Program.   The Bank has obtained approval of a CRA Strategic Plan which will govern CRA evaluation from and after July 1, 2016.  The CRA Plan has specific  targets for loans, investments, community service and other CRA criteria which we believe will satisfy regulatory expectations to restore a satisfactory rating.  We are in the process of implementing that plan.

Implemented, proposed and future regulatory and legislative financial reforms may result in new laws and regulations that we expect will increase our compliance burdens and operating costs.

The passage of new laws and the adoption of new rules and regulations cannot be fully or accurately predicted.  Any such proposed laws and regulations may limit our operations, require higher levels of capital and liquidity, create additional compliance burdens, or otherwise impact our operations.  The passage of the Dodd-Frank Act in 2010, and the rules and regulations emanating therefrom, have significantly changed, and will continue to change the bank regulatory structure, and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods, which could have a material adverse effect on the financial services industry, generally, and our company in particular.

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

The Federal Reserve has implemented  routing regulatory requirements to prohibit network exclusivity arrangements on debit card transactions and ensure merchants will have choices in debit card routing, which apply to us.  The regulations require issuers to make at least two unaffiliated networks available to the merchant, without regard to the method of authentication (PIN or signature), for both debit cards and prepaid cards.  As currently applied, a card issuer can guarantee compliance with the network exclusivity regulations by enabling the debit card to process transactions through one signature network and one unaffiliated PIN network.  Cards usable only with PINs must be enabled with two unaffiliated PIN networks.

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

It is difficult to predict at this time what specific impact many aspects of the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks; however, we expect that at a minimum they will increase our operating and compliance costs and obligations, which could reduce or eliminate our ability to generate profits.

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

From time to time we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. The Consent Orders likely constrain us from making acquisitions.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties from which we acquire deposit accounts and with which we offer products and services.  Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. See “Risk Factors- The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

Various internal and external inputs were utilized to analyze fair value  of the discontinued commercial loan portfolio and the investment in unconsolidated entity which reflects the financing of the securitization of a portion of the discontinued assets. The valuations are estimates and actual sales prices could be significantly less than the estimates, which could materially affect our results of operations in future quarters.

We cannot predict whether income resulting from the reinvestment of proceeds from the loans we hold will match or exceed the income from the sold loans.

We are seeking to sell the loans in our discontinued commercial loan operations and expect that we will obtain a significant amount of cash from these sales.  Although we believe, based upon current market conditions, that we will be able to invest such proceeds profitably, reinvestment income is difficult to predict and depends upon a number of economic and market conditions beyond our control, including interest rates and the availability of suitable investments. We cannot assure you that we will be able to generate the same level of income from the reinvested proceeds as we generated from the loan portfolio being sold, or that suitable investments will be available to us.  If not, our revenues and net income could be reduced materially.

Any future FDIC insurance premium increases will adversely affect our earnings.

Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings.  On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments based upon regulatory examination classification with increased rates for brokered deposits.  The final rule became effective on April 1, 2011.  If the Bank’s rating is changed, insurance premiums will increase which will adversely affect our earnings.  At December 31,  2016 the Bank’s FDIC premium was increased to 27 basis points as a result of new guidance by the FDIC which reflected its previous reclassification of the vast majority of the Bank’s deposits as brokered.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

As previously reported, our management had identified material weaknesses in our internal and disclosure controls over financial reporting that affected our financial statements for the fiscal years ended December 31, 2012, 2013 and 2014 and prior periods. These weaknesses related to the timing of the recognition of loan losses and the recognition of other loan losses and resulted in a restatement of our financial statements for such periods. We believe these weaknesses have been remediated. However, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business, and could result in stockholder actions against us for damages.

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

In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes or preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the 2014 Consent Order Amendment, the Bank may not pay dividends without the approval of the FDIC. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.” Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Even if, absent the amendment, the Bank has the capacity to pay dividends, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base. Moreover, even if the Bank receives permission to pay dividends to us, under the Supervisory Letter, we may not pay dividends to our stockholders without the consent of the Federal Reserve until the Supervisory Letter is discharged.

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

Item 1B. Unresolved Staff Comments.

The staff of the SEC has commented on three of our loan relationships, now included in discontinued operations, requesting detailed information concerning the amount and timing of our recognition of impairment losses originally reported in the first quarter of 2014, with respect to those relationships.  As a result of these comments, we analyzed the relationships and on March 29, 2015 our audit committee, as reported in a Form 8-K filed April 1, 2015, determined that certain of our financial statements could not be relied upon and that such charges should be restated to prior periods.  Upon resulting analysis of other unrelated loan charges, losses on other loans were also restated to prior periods including previously unreported losses.  The restatements were made in our Form 10-K for 2014. We cannot assure you that the staff of the SEC will not have further comments related to the foregoing.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Road, Wilmington, Delaware.  We maintain business development offices in Philadelphia, Pennsylvania, New York, New York, Chicago, Illinois, and Raleigh, North Carolina.  Leasing offices are located in Charlotte, North Carolina, Crofton, Maryland, Orlando, Florida, Kent, Washington and Parsippany, New Jersey.  Prepaid card offices are located in the United States in Sioux Falls, South Dakota and Minneapolis, Minnesota and in Europe at Lozenetaz, Sofia, Bulgaria and Ocean Village, Gibraltar. BSA/AML offices are in Tampa, Florida.  We also lease space in San Francisco, California for a sales office for our payments businesses. Locations and certain additional information regarding our offices and other material properties at December 31, 2016 are listed below.  We own a property in Orlando, Florida which houses our leasing operations business, consisting of a stand-alone building of 8,850 square feet.

Location	Expiration	Square Feet	Monthly Rent
United States
Charlotte, North Carolina	2021	2,345	$ 3,796
Chicago, Illinois	2020	6,864	10,894
Crofton, Maryland	2018	3,243	5,160
Kent, Washington	month-to-month	4,500	5,000
Minneapolis, Minnesota	2020	3,181	2,717
New York, New York	2025	7,815	44,936
Parsippany, New Jersey	2020	3,000	5,088
Philadelphia, Pennsylvania	2025	14,839	30,193
Raleigh, North Carolina	2019	1,729	2,537
San Francisco, California	2020	2,622	17,203
Sioux Falls, South Dakota	2022	38,611	54,674
Tampa, Florida	2020	10,303	16,284
West Chester, Pennsylvania	2022	3,300	4,125
Wilmington, Delaware	2025	62,136	125,005

Europe(1)
Lozenetaz, Sofia Bulgaria	2018	4,413	4,767
Ocean Village, Gibraltar	2022	4,585	13,915

(1) Office space in Europe is expressed in square feet and U.S. dollars.

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

For a discussion of the consent orders issued by the FDIC to the Bank and a supervisory letter the Company received from the Federal Reserve , see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Regulatory Actions” and “Risk Factors- Risks relating to Our Business, The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation, Case No. 14-cv-0952 (SLR).  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo

and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleged that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asked for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we agreed to pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by us were fully funded by the Company’s insurance carriers.  All terms of the Settlement Agreement were approved by the Court on December 15, 2016.

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and intends to defend against the complaint. Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

Quarter Ended	Price Range
	High	Low
2016
March 31, 2016	$ 6.36	$ 3.88
June 30, 2016	$ 7.05	$ 5.03
September 30, 2016	$ 6.45	$ 4.74
December 31, 2016	$ 8.20	$ 5.63

2015
March 31, 2015	$ 11.01	$ 8.33
June 30, 2015	$ 10.62	$ 8.80
September 30, 2015	$ 9.64	$ 7.06
December 31, 2015	$ 8.20	$ 6.05

As of March 8, 2017, there were 55,646,412 shares of common stock outstanding held of record by 104 persons.

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

Share Repurchase Plan

In 2011 we adopted a common stock repurchase program.  Shares repurchased will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  We have repurchased 100,000 shares of a total maximum number of 750,000 shares authorized by the Board of Directors.  Unless modified or revoked by the Board, this authorization does not expire; however, under the Supervisory Letter (as long as it remains unchanged or undischarged), we may not repurchase common stock without the prior approval of the Federal Reserve.  See Item 1A “Risk Factors- Risks relating to Our Business, The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.

 There were no shares repurchased in 2016 or 2015.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	390,314	$9.69	341,876
2005 Omnibus plan	412,500	$7.85	429,125
Stock option and equity plan of 2011	991,586	$8.51	195,659
Stock option and equity plan of 2013	1,059,000	$6.75	1,141,000
Total	2,853,400	$8.32	2,107,660

* All plans have been authorized by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index.  The graph shows the value of $100 invested in our common stock and both indices on December 31, 2011 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

	As of
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
The Bancorp, Inc.	100.00	151.73	247.72	150.62	88.11	108.71
NASDAQ Bank Stock Index	100.00	115.79	160.83	165.40	176.36	238.13
NASDAQ Composite Stock Index	100.00	115.91	160.32	181.80	192.21	206.63

The following graph reflects stock performance since 2011, compared to the KBW bank index,  which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
The Bancorp, Inc.	100.00	151.73	247.72	150.62	88.11	108.71
KBW Bank Index	100.00	130.22	175.88	188.57	185.58	233.09

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.   We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.   Our historical financial information for the three years ended December 31, 2014 has been adjusted to reflect the discontinuance of our commercial lending operations.  As a result, our results of operations for the three years ended December 31, 2014 may not be comparable to the results of our operations reported for the prior periods.  In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held for sale during these periods.  These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2016	2015	2014	2013	2012
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 102,219	$ 83,530	$ 70,720	$ 51,150	$ 39,479
Interest expense	12,253	13,599	11,295	10,768	11,411
Net interest income	89,966	69,931	59,425	40,382	28,068
Provision for loan and lease losses	3,360	2,100	1,202	355	6,642
Net interest income after provision for loan
and lease losses	86,606	67,831	58,223	40,027	21,426
Non-interest income	42,486	133,067	85,049	82,073	49,501
Non-interest expense	198,573	194,088	135,980	101,817	80,188
Income (loss) before income tax benefit	(69,481)	6,810	7,292	20,283	(9,261)
Income tax provision (benefit)	(12,664)	1,450	(14,523)	6,767	(3,492)
Net income (loss) from continuing operations	(56,817)	5,360	21,815	13,516	(5,769)
Net income (loss) discontinued operations net of tax	(39,675)	8,072	35,294	(27,938)	(37,384)
Net income (loss) available to common shareholders	$ (96,492)	$ 13,432	$ 57,109	$ (14,422)	$ (43,153)

Net income (loss) per share from continuing operations - basic	$ (1.28)	$ 0.14	$ 0.58	$ 0.36	$ (0.17)
Net income (loss) per share from discontinued operations - basic	$ (0.89)	$ 0.21	$ 0.94	$ (0.75)	$ (1.13)
Net income (loss) per share - basic	$ (2.17)	$ 0.35	$ 1.52	$ (0.39)	$ (1.30)

Net income (loss) per share from continuing operations - diluted	$ (1.28)	$ 0.14	$ 0.57	$ 0.35	$ (0.17)
Net income (loss) per share from discontinued operations - diluted	$ (0.89)	$ 0.21	$ 0.92	$ (0.75)	$ (1.13)
Net income (loss) per share - diluted	$ (2.17)	$ 0.35	$ 1.49	$ (0.40)	$ (1.30)

Balance Sheet Data:
Total assets	$ 4,858,114	$ 4,765,823	$ 4,986,317	$ 4,593,588	$ 3,626,714
Total loans, net of unearned costs	1,222,911	1,078,077	874,593	636,001	535,141
Allowance for loan and lease losses	6,332	4,400	3,638	3,881	3,984
Total cash and cash equivalents	999,059	1,155,162	1,114,235	1,235,949	966,588

Deposits	4,238,304	4,414,757	4,621,784	4,272,989	3,313,221
Shareholders' equity	298,963	320,001	319,023	247,127	263,733

Selected Ratios:
Return on average assets	nm	0.29%	1.28%	nm	nm
Return on average common equity	nm	4.20%	20.17%	nm	nm
Net interest margin	2.74%	2.37%	2.60%	2.44%	2.58%
Book value per common share	$ 5.40	$ 8.47	$ 8.46	$ 6.57	$ 7.10

Selected Capital and Asset Quality Ratios:
Equity/assets	6.15%	6.71%	6.40%	5.38%	7.27%
Tier I capital to average assets	6.90%	7.17%	7.07%	6.09%	8.89%
Tier 1 or common equity capital to total risk-weighted assets	13.34%	14.67%	11.54%	10.55%	14.57%
Total capital to total risk-weighted assets	13.63%	14.88%	11.67%	11.87%	15.82%
Allowance for loan and lease losses to total loans	0.52%	0.41%	0.42%	0.61%	0.74%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2016, we recorded a net loss of $56.8 million in continuing operations which reflected $37.5 million of charges to our retained interest in a securitization of a portion of our discontinued commercial loan portfolio which we refer to as Walnut Street.  The charges to the Company’s retained interest in Walnut Street reflected continued clarification of  market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on  new facts or circumstances. The loss also reflected $29.1 million of BSA lookback expenses paid to an outside consultant, which concluded in the third quarter of 2016. Net interest income increased 28.6% to $90.0 million from $69.9 million in 2015, primarily reflecting loan growth in  SBLOC, SBA and leasing balances, and, for loans generated for sale in secondary markets, interest earned until those loans were sold or securitized. In both December 2016 and 2015, the Federal Reserve increased short term rates by 25 basis points, which also contributed to increased net interest income in 2016. The 2016 increase and any future rate increases,  should  increase net interest income in 2017, partially offset by lesser expected increases in deposit rates.  In 2016 compared to 2015, the primary driver of recurring fee income, prepaid fees, increased 8% to $51.3 million. Gain on sale of loans decreased $7.2 million reflecting a reduction in the volume of sales and reduced margins. The reduced sales reflected reduced originations which reflected greater competition for such loans among other factors. In 2016 and 2015, total non-interest expense  reflected significant increases for salary expense in various departments and expenditures for BSA lookback consultants required by the Bank’s regulators. As noted, the BSA lookback expenditures were completed in the third quarter of 2016. Significant staff position reductions at the end of third quarter 2016 resulted in a decrease in non-interest expense in fourth quarter 2016. The reductions were made proportionately on a company-wide basis, to limit the impact on any single department operationally, or on customers. We have targeted additional significant reductions in non-interest expenses which should be reflected in our 2017 results.

On December 15, 2016 the court approved settlement of a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., which was filed in the United States District Court for the District of Delaware and was pending since June, 2014.   Under the terms of the Settlement Agreement, we agreed to pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by us (including attorneys’ fees) were fully funded by the Company’s insurance carriers.

In 2014, we discontinued our Philadelphia commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business and investment securities.  We currently focus our lending activities upon four specialty lending segments: SBLOC loans, SBA loans, automobile fleet and other equipment leasing, and the origination of loans for sale into commercial securitizations.  The majority of the  $40.0 million loss in discontinued operations resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing. The Bank has assumed legal ownership and possession of the mall and intends to market it for sale.

We are working with our regulators to satisfy BSA and other compliance requirements and believe we are progressing. Our BSA and compliance efforts included the use of BSA consultants which resulted in our incurring significant costs: $29.1 million in 2016, $41.4 million in 2015 and $8.8 million in 2014. As noted previously, those expenses ended in the third quarter of 2016. Increases in salary expense for 2016 reflected the addition of new positions to enhance BSA and compliance infrastructure. At the end of the third quarter of 2016, staff reductions were made on a bankwide and department wide basis which resulted in lower salary expense in the fourth quarter of 2016 compared to the prior quarter. We believe we have identified $20 million of expense reductions for 2017, and are pursuing these reductions aggressively; however, we cannot assure you that we will achieve all or any of those reductions in 2017. From year end 2015 to year end 2016, SBLOC loans, SBA loans and leasing grew 9%, 20% and 50%, respectively. On balance sheet commercial loans originated for sale into capital markets for securitizations also contributed to  net interest income prior to their sale. As a result of this loan growth, our continuing low cost of deposits and increases in short term market interest rates, our net interest income grew the aforementioned 28.6%. We expect that anticipated increases in short term market rates by the Federal Reserve, should they be made, will increase net interest income as a result of the relatively high proportion of rate sensitive assets, with lesser increases expected in funding costs.  The primary driver of non-interest income, prepaid fees, grew by the aforementioned 8% in 2016 which reflected growth in existing clients and the addition of new clients.  At year end 2016 our net discontinued assets amounted to $360.7 million compared to $583.9 million at year end 2015. As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.

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

Financial Statement Restatement

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

Regulatory Actions

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

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third party relationships as provided in the Consent Order. As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.  The 2012 Consent Order was amended and restated in 2015 as noted below.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.  The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments.”  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income. Expenses associated with the required look back review were significant in 2015 and 2016. The look back review was completed in the third quarter of 2016.

Until the Bank submits to the FDIC a  report summarizing the completion of certain BSA-related corrective action (“BSA Report”), the 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until the BSA Report is submitted to and approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.

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

On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amends and restates in its entirety the terms of the 2012 Consent Order.

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

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’ Board to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented. To date, no restitution under the CAP has been made.

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

Results of Operations

Overview:  Net interest income continued its upward trend in 2016 and 2015 primarily as a result of higher loan balances, notwithstanding historically low market interest rates resulting from continuing Federal Reserve actions to maintain low rates for extended periods. In both December 2016 and 2015, the Federal Reserve increased short term rates by 25 basis points, which also contributed to increased net interest income in 2016.  The 2016 increase, and any future rate increases, should further increase net interest income in  2017, partially offset by lesser expected increases in deposit rates.  As a result of the continued low rate environment, loan yields had declined while investment security yields remained flat in 2015 compared to 2014.  Reflecting  the December 2015 Federal Reserve increase, loan and investment securities yields increased in 2016 because a significant portion of those assets immediately adjust to changes in rates.  Deposit rates remained at low levels in 2016, 2015 and 2014, and were minimally in excess of 0%.  The growth in net interest income resulted primarily from loan growth in targeted specialty lending segments, primarily SBLOC, SBA, leasing, and loans generated for sale in secondary capital markets for commercial loan securitizations.  Non-interest income in 2016 decreased as a result of 2015 gains of $33.5 million on the sale of our health savings business and $14.4 million on the sale of our tax exempt bond portfolio.  In 2016 compared to 2015, the primary driver of recurring fee income, prepaid fees, increased $3.8 million to $51.3 million. Gain on sale of loans decreased $7.2 million reflecting a reduction in the volume of sales and reduced margins as a result of increased competition.  A total of $37.5 million of charges to the retained interest in Walnut Street reflected continued clarification of  market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on  new facts or circumstances.  Additional personnel for BSA and other regulatory compliance, especially for prepaid cards, and additional staffing expense for the loan resale division were, with other infrastructure costs, reflected in higher non-interest expense in 2015 and again in 2016 compared to their respective prior years. The BSA costs, which amounted to $29.1 million and the $37.5 million of Walnut Street losses were the primary factors in the 2016 loss which amounted to $56.8 million.   At the end of the third quarter of 2016, company-wide staff reductions were made and salary expense in the fourth quarter of 2016 decreased, which reversed the prior trend of increases. In the latter part of 2016, decreases in non interest expense categories, including salary, BSA lookback, consulting and others reflected the initiation of a program by management, to significantly reduce non interest expense on a category by category basis, based on identified cost savings.  The timing of such savings is difficult to predict.

In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its aforementioned national specialty lending lines of business. The majority of a $40.0 million loss in 2016 in discontinued operations resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing. We have taken ownership of that mall property and, through a third party, are planning to sell it. At year end 2016 our net discontinued assets amounted to $360.7 million compared to $583.9 million at year end 2015.  Net commercial discontinued loans totaled $274.6 million at year end 2016.  These loans consisted primarily of loans secured by commercial real estate.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.  Efforts to sell these loans continue and if not sold, the loans will be retained. We also retain the financing receivable of $126.9 million from the 2014 Walnut Street securitization.

At December 31, 2016, our continuing specialty lending total loans amounted to $1.22 billion, an increase of $144.8 million over the $1.08 billion balance at December 31, 2015.  Our investment securities available for sale increased $178.5 million to $1.25 billion from $1.07 billion between those respective dates. The increase in our investment securities balances reflected taxable investment security purchases to replace the sales of tax exempt municipal bonds in fourth quarter 2016.  The tax exempt sales were made to more rapidly utilize deferred tax assets.  We have and are in the process of exiting non-strategic deposit relationships which do not provide the opportunity to generate other income.  These exits are planned to reduce excess balances at the Federal Reserve Bank.  While such balances are not at risk at that government institution, they distort leverage capital ratios.

Net Income: 2016 compared to 2015. While in 2016 we incurred a net loss, we plan to return to profitability in 2017, especially as a result of continuing revenue from loan growth, the staff reductions implemented at the end of third quarter 2016 and the implementation of a program  to execute on other identified company-wide expense reductions.  We cannot assure you, however, that we will be able to implement our program successfully, or as to the magnitude or timing of any cost reductions that may result from the program.  The staff reductions were made proportionately on a company-wide basis, to limit the impact on any single department operationally, or on customers.  We are aggressively pursuing identified expense reductions in data processing, consulting, printing and supplies, travel and other areas.  Net loss from continuing operations was $56.8 million in 2016 reflecting a tax benefit rate of 18.2% instead of the statutory 34% as a result of additional valuation allowances against deferred tax assets.  That net loss compared to net income from continuing operations of $5.4 million in 2015.  While in 2016, net interest income grew by $20.0 million, and BSA lookback expense decreased by $12.4 million, 2016 BSA lookback expense still amounted to $29.1 million.  Additionally in 2016 there was a $16.8 million increase in other non interest expenses and $37.5 million of charges from the change in value of our investment in the unconsolidated entity, Walnut Street.  The remaining BSA lookback expense, increases in other non interest expense and the Walnut Street charge resulted in the 2016 loss.  The $37.5 million of charges to the retained interest in Walnut Street reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  As a result of deferred tax assets relating primarily to Walnut Street and discontinued loan charges, at December 31, 2016 approximately $25.0 million of valuation allowances against income taxes had been established and are expected to reverse in future periods.  The amount of those reversals and corresponding decreases to income tax expense in any period will depend on the level of taxable income and projected period of utilization of the deferred tax assets.  Accordingly, net income will be increased by the reductions to income tax expense resulting from the reversal of the deferred tax valuation allowances.  The BSA lookback expense concluded in third quarter 2016.  Additionally, at the end of the third quarter of 2016, significant bank-wide and department-wide reductions were made in staffing and in the fourth quarter, non interest expense was reduced compared to third quarter 2016.  The $20.0 million or 28.6% increase in 2016 net interest income over 2015 resulted primarily from loan growth in targeted specialty lending segments, primarily SBLOC, SBA, leasing, and loans generated for sale in secondary capital markets for commercial loan securitizations.  Prepaid fee income grew 8.1% to approximately $51.3 million. The largest increase in other non interest expense in 2016 was in salary which increased $13.6 million.  Staff additions and related increases in costs were made to our BSA and regulatory compliance functions and to our information technology, institutional banking and SBA departments.    At the end of the third quarter of 2016, company-wide staff reductions were made and salary expense in the fourth quarter of 2016 decreased, which reversed an increasing trend. Legal expense increased $2.9 million reflecting increased SEC subpoena expense related to the restatement of the financial statements. We expect SEC subpoena expense to continue to be significant through the completion of the SEC’s inquiries.  Software expense increased $3.9 million which reflected additional information technology infrastructure to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements. A decrease in other non interest expense of $3.7 million resulted primarily from a $3 million civil money penalty recognized in 2015.  Reflecting these changes, net loss from continuing operations amounted to $56.8 million in 2016 compared to net income of $5.4 million in 2015 or a continuing operations loss per diluted share of $1.28 compared to continuing operations income per diluted share of $.14 in 2015.  Net loss from discontinued operations was $39.7 million for 2016 compared to net income from discontinued operations of $8.1 million for 2015.  Including discontinued operations, diluted loss per share was $2.17 for 2016 compared to diluted income per share of $.35 for 2015 on net loss of $96.5 million and net income of  $13.4 million, respectively.

Net Income: 2015 compared to 2014.  Income from continuing operations before income taxes was $6.8 million in 2015 compared to $7.3 million in 2014 reflecting increased net interest and non-interest income mostly offset by non-interest expense. In 2015 there was a $34.0 million increase in non-interest income, (excluding securities gains and other-than-temporary impairment, or OTTI, charges), which reflected a $33.5 million gain on sale of the health savings portfolio and there was a $10.5 million increase in net interest income. These increases were more than offset by an $898,000 increase in the provision for loan and lease losses, a $32.6 million increase in BSA related consulting expenses and a $25.5 million increase in other non-interest expense.  Of that $25.5 million increase, $7.9 million resulted from higher salary and employee benefits expense primarily as a result of staff additions, with the balance of the increase resulting from other expenses principally including higher FDIC insurance, software expense, legal expense, data processing expense and a $3.0 million civil money penalty in connection with the 2015 Consent Order.  Staff additions were made to our BSA and regulatory compliance functions due to increased regulatory requirements and to our SBA, leasing, SBLOC and CMBS loan origination and sales departments to accommodate their growth.  Data processing and software expense categories increased $3.5 million as a result of an increased number of accounts and transaction volume and for prepaid card and other software to improve efficiency and scalability.  FDIC insurance expense increased $4.5 million, reflecting a $293,000 assessment due to the prior period financial restatements and the reclassification of the majority of the Bank’s deposits as brokered, with reductions in future assessment rates dependent on future FDIC evaluations of the Bank.  Depreciation, rent and other occupancy costs increased $1.2 million reflecting additional main office operations space, BSA staff space and additional office space for our CMBS loan origination and sales department.  The $34.0 million increase in non-interest income (excluding securities gains and OTTI charges) reflected: a $33.5 million gain on sale of the majority of our health savings portfolio, a $3.8 million decrease in prepaid card fees which reflected the exit of a large relationship in 2014; and a $2.5 million decrease in gain on sale of loans reflecting lower market spreads.  Other non-interest income increases included a $2.7 million gain on warrants related to one of our customer’s equity offerings.  Higher net interest income resulted primarily from higher loan balances.  Reflecting the impact of tax exempt municipal bond income, income tax expense for 2015 was $1.5 million, significantly below the 34% statutory rate.  Reflecting a tax benefit resulting from the reversal of valuation allowances, income tax benefit for continuing operations was $14.5 million in 2014.  Reflecting these changes, net income from continuing operations amounted to $5.4 million in 2015, compared to $21.8 million in 2014 or a continuing operations income per diluted share of $.14 compared to continuing operations income per diluted share of $.57 in 2014.  Net income from discontinued operations was $8.1 million for 2015 compared to net income from discontinued operations of $35.3 million for 2014.  Including discontinued operations, diluted income per share was $.35 for 2015 compared to diluted income per share of $1.49 for 2014 on net income of $13.4 million and $57.1 million, respectively.

Net Interest Income: 2016 compared to 2015. Our net interest income for 2016 increased to $90.0 million, an increase of $20.0 million or 28.6%, from $69.9 million for 2015, reflecting an $18.7 million or 22.4% increase in interest income to $102.2 million from $83.5 million for 2015.  The increase in net interest income resulted primarily from higher loan balances in various lending categories including SBLOC, SBA leasing and loans generated for sale in secondary markets until those loans were sold or securitized. Additionally, in both December 2016 and 2015 the Federal Reserve  increased short term rates by 25 basis points.  Those increases resulted in higher yields on those loans and securities which immediately adjust to changes in market interest rates.  The 2016 increase and any future rate increases we expect should further increase net interest income.  Our average loans and leases increased 26.6% to $1.61 billion in 2016 from $1.27 billion for 2015, while related interest income increased $17.7 million on a tax equivalent basis.  Our average investment securities decreased 5.9% to $1.36 billion for 2016 from $1.44 billion for 2015, while related interest income decreased $4.2 million on a tax equivalent basis. We decreased our nontaxable investment securities portfolio because our deferred tax assets were available to eliminate federal income taxes in future periods, precluding the need for tax exempt income in the short term.  We decreased our taxable investment portfolio to reinvest in higher yielding SBA, leasing and SBLOC loans.  Interest expense decreased by $1.3 million in 2016 compared to 2015, reflecting lower average deposit balances, as yields were comparable in both periods.

Our net interest margin (calculated by dividing net interest income by average interest-earning assets) for 2016 increased 37 basis points to 2.74% from 2.37% for 2015. The increase reflected lower balances maintained at the Federal Reserve.  Deposits invested at the Federal Reserve bore interest at only 50 basis points beginning in fourth quarter 2015 and 25 basis points previously. The increase also reflected an increased yield on loans and securities which repriced immediately to the 25 basis point rate increase by the Federal Reserve in December 2015.  For 2016, the average yield on our interest-earning assets increased to 2.98% from 2.44% for 2015, an increase of 54 basis points.  The cost of total deposits remained flat at 0.30% for 2016 and 2015.  The cost of total deposits and interest bearing liabilities also remained flat at 0.31% for 2016 and 2015.  In 2016, average demand and interest checking deposits amounted to $3.35 billion, compared to $3.98 billion in 2015, a decrease of 15.8%. The decrease primarily reflected our exit from less profitable deposit relationships, including the sale of health savings accounts.  Average savings and money market balances comprise a minimal portion of the Bank’s liabilities and, while they grew in 2016, their yield decreased, consistent with the strategy to exit less profitable deposit relationships.  As a result of that strategy, in 2016, average total deposits decreased 12.4% to $3.82 billion, compared to $4.36 billion in 2015.  In 2017, we plan to continue to exit non-strategic and less profitable deposit relationships which do not present the opportunity to generate other income.  Such deposit relationships increase balances at the Federal Reserve earning low yields and distort capital ratios by increasing average assets, thereby decreasing the leverage capital ratio.

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

Our net interest margin for 2015  decreased 23 basis points to 2.37% from 2.60% for 2014. The decrease reflected higher balances maintained at the Federal Reserve.  Deposits invested at the Federal Reserve bore interest at only 50 basis points beginning in fourth quarter 2015 and 25 basis points previously.  The decrease also reflected lower balances of discontinued assets (primarily loans) held for sale and lower loan yields.  For 2015, the average yield on our interest-earning assets increased to 2.44% from 2.42% for 2014, an increase of 2 basis points. The cost of total deposits increased to 0.30% for 2015 from 0.26% for 2014, an increase of 4 basis points.   The cost of total deposits and interest bearing liabilities increased to 0.31% in 2015 compared to 0.27% in 2014, an increase of 4 basis points.  In 2015, average demand and interest checking deposits amounted to $3.98 billion, compared to $3.75 billion in 2014, an increase of 6.1%.    The increase primarily reflected increased balances in institutional banking and card payment processing deposits.  In 2015, average total deposits increased 5.7% to $4.36 billion, compared to $4.12 billion in 2014.  Average savings and money market balances were lower in 2015 reflecting our strategy of exiting higher cost deposits.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2016			2015
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 1,587,306	$ 66,436	4.19%	$ 1,245,189	$ 48,733	3.91%
Leases - bank qualified*	20,718	1,748	8.44%	25,126	1,734	6.90%
Investment securities-taxable	1,303,445	31,219	2.40%	989,705	19,918	2.01%
Investment securities-nontaxable*	54,271	1,139	2.10%	452,526	16,646	3.68%
Interest earning deposits at Federal Reserve Bank	466,728	2,237	0.48%	935,093	2,354	0.25%
Federal funds sold and securities purchased under agreements to resell	30,448	450	1.48%	40,402	578	1.43%
Net interest earning assets	3,462,916	103,229	2.98%	3,688,041	89,963	2.44%

Allowance for loan and lease losses	(4,741)			(4,111)
Assets held for sale from discontinued operations	490,115	18,275	3.73%	715,116	28,925	4.04%
Other assets	266,777			311,501
	$ 4,215,067			$ 4,710,547

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,347,191	$ 9,399	0.28%	$ 3,975,475	$ 10,982	0.28%
Savings and money market	394,434	1,526	0.39%	337,168	1,867	0.55%
Time	77,576	447	0.58%	44,789	275	0.61%
Total deposits	3,819,201	11,372	0.30%	4,357,432	13,124	0.30%

Short-term borrowings	57,517	359	0.62%	4,575	12	0.26%
Repurchase agreements	685	2	0.29%	5,224	15	0.29%
Subordinated debt	13,401	520	3.88%	13,401	448	3.34%
Total deposits and interest bearing liabilities	3,890,804	12,253	0.31%	4,380,632	13,599	0.31%

Other liabilities	14,916			10,403
Total liabilities	3,905,720			4,391,035

Shareholders' equity	309,347			319,512
	$ 4,215,067			$ 4,710,547

Net interest income on tax equivalent basis *		$ 109,251			$ 105,289

Tax equivalent adjustment		1,010			6,433

Net interest income		$ 108,241			$ 98,856

Net interest margin *			2.74%			2.37%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2014
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest-earning assets:
Loans net of unearned fees and costs **	$ 903,681	$ 35,849	3.97%
Leases - bank qualified*	17,400	938	5.39%
Investment securities-taxable	1,031,584	20,662	2.00%
Investment securities-nontaxable*	477,384	17,454	3.66%
Interest earning deposits at Federal Reserve Bank	720,240	1,792	0.25%
Federal funds sold and securities purchased under agreements to resell	33,814	462	1.37%
Net interest earning assets	3,184,103	77,157	2.42%

Allowance for loan and lease losses	(3,521)
Assets held for sale from discontinued operations	1,162,319	49,891	4.29%
Other assets	109,888
	$ 4,452,789

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,746,958	$ 9,097	0.24%
Savings and money market	366,160	1,574	0.43%
Time	7,974	96	1.20%
Total deposits	4,121,092	10,767	0.26%

Short-term borrowings	5	-	0.00%
Repurchase agreements	17,496	50	0.29%
Subordinated debt	13,401	478	3.57%
Total deposits and interest bearing liabilities	4,151,994	11,295	0.27%

Other liabilities	17,721
Total liabilities	4,169,715

Shareholders' equity	283,074
	$ 4,452,789

Net interest income on tax equivalent basis *		$ 115,753

Tax equivalent adjustment		6,437

Net interest income		$ 109,316

Net interest margin *			2.60%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2016, average interest-earning assets decreased to $3.46 billion, a decrease of $225.1 million, or 6.1%, from 2015.  The decrease reflected a $468.4 million decrease in interest earning deposits at the Federal Reserve Bank.  These balances were reduced as a result of the exit of non-strategic and less profitable deposit relationships, including health savings accounts discussed previously. Those decreases more than offset a $337.7 million, or 26.6%, increase in average balances of loans and leases.  Average balances of investment securities decreased $84.5 million, or 5.9% as investment security maturities were reinvested into higher yielding loans.  Average demand and interest checking deposits decreased $628.3 million, or 15.8% as non-strategic and less profitable deposits were exited, including the sale of health savings accounts.

Volume and Rate Analysis.   The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2014 through 2016 on a tax equivalent basis.   The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2016 versus 2015			2015 versus 2014
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 14,132	$ 3,571	$ 17,703	$ 13,359	$ (475)	$ 12,884
Bank qualified tax free leases net of
unearned discount	(52)	66	14	488	308	796
Investment securities-taxable	7,064	4,237	11,301	(843)	99	(744)
Investment securities-nontaxable	(10,422)	(5,085)	(15,507)	(915)	107	(808)
Interest earning deposits	145	(262)	(117)	541	21	562
Federal funds sold	(148)	20	(128)	93	23	116
Assets held for sale from discontinued operations	(8,531)	(2,119)	(10,650)	(18,233)	(2,733)	(20,966)
Total interest earning assets	2,188	428	2,616	(5,510)	(2,650)	(8,160)
Interest expense:
Demand and interest checking	$ (1,736)	$ 153	$ (1,583)	$ 555	$ 1,330	$ 1,885
Savings and money market	441	(782)	(341)	(111)	404	293
Time	188	(16)	172	200	(21)	179
Total deposit interest expense	(1,107)	(645)	(1,752)	644	1,713	2,357
Short-term borrowings	310	37	347	-	12	12
Subordinated debt	-	72	72	-	(30)	(30)
Other borrowed funds	(13)	-	(13)	(35)	-	(35)
Total interest expense	(810)	(536)	(1,346)	609	1,695	2,304
Net interest income:	$ 2,998	$ 964	$ 3,962	$ (6,119)	$ (4,345)	$ (10,464)

Provision for Loan and Lease Losses.   Our provision for loan and lease losses was $3.4 million for 2016, $2.1 million for 2015 and $1.2 million for 2014.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs which totaled $1.5 million, $1.4 million and $1.5 million in 2016, 2015 and 2014, respectively, and growth in loan portfolios.   The increase in the 2016 provision over 2015 reflected  higher SBA loan and leasing provisions which reflected higher levels of classified loans and growth in those portfolios. The increase in the 2015 provision over 2014 reflected an increased provision for other consumer loans which  reflected  higher levels of classified loans.  At December 31, 2016, our allowance for loan and lease losses amounted to $6.3 million or 0.52% of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “Financial Condition—Allowance for Loan and Lease Losses” and “Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income.  Non-interest income was $42.5 million for 2016, compared to $133.1 million for 2015.  The $90.6 million decrease reflected a $33.5 million gain on sale of the majority of our health savings business and $14.4 million of securities gains in 2015.  The health savings sale resulted from a strategy to decrease non-strategic and less profitable deposits and the securities gains resulted from the sale of substantially the entire tax-exempt municipal bond portfolio in the fourth quarter of 2015.  The sales were made to accelerate the Bank’s utilization of deferred tax assets and a portion of the proceeds were invested in taxable securities with slightly higher yields.  The 2016 reduction also included $37.5 million of charges for the change in value of investment in unconsolidated entity which consists of Walnut Street. The charges reflected continued clarification of  market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  Prepaid card fees increased $3.8 million, or 8.1%, from $47.5 million to $51.3 million in 2016 as a result of the addition of new clients and organic growth from existing clients.  Commercial loan sales income decreased $7.2 million to $2.9 million reflecting a lower volume of loan sales and lower margins reflecting increased competition. In 2016, service fees on deposit accounts decreased $2.3 million, or 31.3%, to $5.1 million,  reflecting the impact of the sale of the majority of our healthcare accounts, which was partially offset by increases in service charges on retirement accounts. The sale of  health savings accounts also was reflected in the elimination of the debit card income in 2016, which had totaled $1.6 million in 2015. Health savings account holders utilized debit cards to access their accounts, which resulted in fee income.

Non-interest income was $133.1 million for 2015, compared to $85.0 million for 2014.  The $48.0 million, or 56.5%, increase in non-interest income in 2015 reflected a $33.5 million gain on sale of the majority of our health savings business in 2015.  It also reflected $14.4 million of securities gains resulting from the sale of substantially the entire tax-exempt municipal bond portfolio in the fourth quarter of 2015.  The sales were made to accelerate the Bank’s utilization of deferred tax assets and a portion of the proceeds were invested in taxable securities with slightly higher yields.  Prepaid card fees decreased 7.4%, to $47.5 million from $51.3 million in 2014 which reflected the exit of a large relationship in 2014 as described in our Current Report on Form 8-K filed April 15, 2014.  Commercial loan sales income decreased $2.5 million to $10.1 million reflecting lower market spreads.  In 2015, service fees on deposit accounts increased $1.1 million, or 17.8%, reflecting increased service charges on healthcare and retirement accounts, and card payment processing fees increased $329,000, or 6.1%, as a result of higher volumes of card payment processing and clearing house payments and ACH transactions. Change in value of investment in unconsolidated entity increased  $1.7 million reflecting interest received and valuation changes.  The investment in unconsolidated entity resulted from our partial financing of the Walnut Street securitization that purchased a portion of our discontinued loans.  Other non-interest income increased $3.5 million to $5.3 million from $1.9 million in 2014.  The increase reflected a $2.7 million gain on warrants related to one of our customer’s equity offerings.

Non-Interest Expense.  Total non-interest expense in 2016 was $198.6 million, an increase of $4.5 million or 2.3% over the $194.1 million in 2015.  In 2016, there was a decrease of $12.4 million in BSA lookback consulting expenses, which ended in the third quarter of 2016.  Lookback expenses were being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  That decrease was offset by a $13.6 million increase in salary expense which amounted to $82.0 million in 2016, an increase of 19.8% over the $68.4 million in 2015. Staff additions and related increases in costs were made to our BSA and regulatory compliance functions and to our information technology, institutional banking and SBA departments. At the end of the third quarter of 2016, significant bank-wide and department-wide reductions were made in staffing and, in the fourth quarter, noninterest expense was reduced compared to third quarter 2016.  Depreciation and amortization increased $235,000 to $5.0 million, or 5.0%, from $4.7 million in 2015, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades. Rent and occupancy increased $661,000 to $6.3 million, or 11.7%, from $5.7 million in 2015, which reflected a new sales office in San Francisco, leasing sales offices in Washington state and New Jersey and an SBA office in North Carolina.  Data processing expense increased $339,000, or 2.4%, to $14.7 million from $14.4 million in 2015, reflecting increased transaction volume.  Printing and supplies expense increased $315,000 or 11.9% to $3.0 million from $2.7 million in 2015 reflecting mailings related to service charge increases and other periodic communications with customers. Audit expense decreased $898,000 or 44.8% to $1.1 million from $2.0 million in 2015. The lower expense in 2016 reflected lower compliance audit expense and the transfer of certain audit functions in-house.  Legal expense increased $2.9 million, or 74.6%, to $6.7 million from $3.8 million in 2015.  The increase in legal expense reflected higher fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see ” Regulatory Actions”). Amortization of intangible assets increased $217,000 or 18.3% to $1.4 million in 2016 from $1.2 million in 2015. The increased resulted from the amortization of customer intangibles resulting from the purchase of lease receivables.  FDIC insurance decreased $1.2 million or 10.8% to $10.1 million from $11.3 million for 2015.  The decrease resulted primarily from decreased average deposits. In 2015, we also had an additional assessment of approximately $293,000 due to the prior period financial restatements.  Software expense increased $3.9 million or 54.6% to $11.2 million from $7.2 million in 2015.  The increase reflected additional information technology infrastructure  to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements.  Insurance expense increased $372,000 or 19.3% to $2.3 million from $1.9 million in 2015.  The increase reflected higher limits and premiums for cyber and director and officer coverages.  Telecom and information technology network communications expense were comparable in both years at $2.0 million. Securitization and servicing expense decreased $904,000 or 46.4% to $1.0 million from $1.9 million in 2015 reflecting a lower volume of sales.  Consulting expense increased $1.1 million or 24.7% to $5.4 million from $4.3 million in 2015. The increased expense reflected consulting related to reducing European prepaid operations expense, a more scalable SBLOC loan processing system, consulting for information related to internal reporting and investor relations consulting.  Other non-interest expense decreased $3.7 million or 17.4% to $17.4 million from $21.1 million in 2015. The decrease  reflected a $3 million civil money penalty assessed in 2015 in connection with the amendment to the 2014 Consent Order, a $1.0 million decrease in other operating taxes and a $372,000 decrease in meals and entertainment.  A definitive sales agreement for European prepaid operations  was signed in first quarter 2017 which is expected to close in second quarter 2017. If the sale does not close, a wind down of operations is likely. European operations have been minimal, but some reductions in non-interest expense are likely.

Total non-interest expense in 2015 was $194.1 million, an increase of $58.1 million or 42.7% over the $136.0 million in 2014.  The increase reflected an increase of $32.6 million in BSA and lookback consulting expenses. Salaries and employee benefits amounted to $68.4 million in 2015, an increase of $7.9 million or 13.0% over the $60.5 million in 2014.  The increase reflected staff additions and related expense for BSA and regulatory compliance and to our SBA, SBLOC, leasing and CMBS loan origination and sales departments to accommodate their growth.  Depreciation and amortization increased $224,000 to $4.7 million, or 5.0%, from $4.5 million in 2014, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades to existing equipment.  Rent and occupancy increased $965,000 to $5.7 million, or 20.6%, from $4.7 million in 2014, which reflected additional main office operations space, BSA staff space and additional office space for our CMBS loan origination and sales department.  Data processing expense increased to $14.4 million, an increase of approximately $1.2 million or 8.7% from $13.2 million in 2014, reflecting increased account and transaction volume.  Printing and supplies increased $422,000 or 18.9% to $2.7 million from $2.2 million in 2014, reflecting printing costs associated with an increased number of accounts.  Audit expense increased $576,000 or 40.4% to $2.0 million from $1.4 million in 2014. The higher expense in 2015 reflected increased BSA audit expense for European operations.  Legal expense increased $1.7 million, or 82.1%, to $3.8 million from $2.1 million in 2014.  The increase in legal expense reflected higher fees related to regulatory matters.  FDIC insurance increased $4.5 million or 66.3% to $11.3 million from $6.8 million for 2014.  The increase resulted primarily from a higher assessment rate and increased average deposits.  In 2015, we also had an additional assessment of approximately $293,000 due to the prior period financial statement restatements.  In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most of its other deposits as brokered, which resulted in a 10 basis point increase in the assessment rate. Software expense increased $2.3 million or 47.1% to $7.2 million from $4.9 million in 2014.  The increase included prepaid card and other software to improve efficiency and scalability and the write-off of capitalized software projects related to the health savings business which was sold.  Insurance expense increased $223,000 or 13.1% to $1.9 million from $1.7 million in 2014.  The increase reflected the impact of increased premiums for several coverages.  Telecom and information technology network communications expense decreased $515,000 or 20.3% to $2.0 million from $2.5 million in 2014 reflecting the timing of the resolution of billing disputes.  Securitization and servicing expenses, which may vary depending upon the securitization into which they are being sold, increased $105,000 or 5.7% to $1.9 million from $1.8 million in 2014.  Consulting increased $881,000 or 25.5% to $4.3 million from $3.5 million in 2014.  The increase reflected $586,000 of expense for the independent review of our BSA/AML compliance programs, including consulting related to the internal audit of those programs.  Other non-interest expense increased $5.0 million or 31.3% to $21.1 million from $16.0 million in 2014.  The $5.0 million increase primarily reflected increases as follows: $3.0 million for a civil money penalty in connection with the amendment to the 2014 Consent Order, $543,000 in travel, $543,000 in prepaid card losses, $307,000 in directors fees, $306,000 in customer identification or verification expense, $238,000 in operating taxes, $212,000 in postage and $124,000 in correspondent bank fees.

Income Tax Benefit and Expense

Income tax benefit for continuing operations was $12.7 million for 2016 versus expense of $1.5 million for 2015 and benefit of $14.5 million for 2014. The tax benefit rate of 18.2% in 2016 is lower than the 34% statutory rate as a result of additional  allowances against deferred tax assets recognized in that year.   The effective tax rate for 2015 was 21.2% which reflected the impact of tax exempt municipal securities income.  The disproportionate tax benefit in 2014 reflected the reversal of valuation allowances against deferred tax assets.  As a result of increases in deferred tax assets in 2016 relating primarily to Walnut Street and discontinued loan charges, at December 31, 2016 we increased valuation allowances to $25.0 which are expected to reverse in future periods. The amount of those reversals and corresponding decreases to income tax expense in any period will depend on the level of taxable income and projected period of utilization of the deferred tax assets.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve Bank.

Our primary source of funding has been deposits.  While there was a decrease in deposits of $176.5 million in 2016, liquidity within the available for sale securities portfolio and balances at the Federal Reserve exceeded $1.0 billion at December 31, 2016.  While there was a net outflow of deposits in 2016, significant liquidity continued to be invested overnight at the Federal Reserve.  Our deposit levels in  2016 continued to exceed our ability to deploy the funds in prudent loans. Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2016. While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  The focus of our business model is to identify affinity groups that control significant amounts of deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  However, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times in 2016. The largest deposit inflows occur in the first quarter of the year when we receive tax refund payments from the U.S. treasury which are loaded onto prepaid cards. Balances decrease as the card balances are spent.  We plan to exit additional deposit relationships including the remainder of the health savings accounts not sold in 2015.  These reductions are planned to reduce excess balances at the Federal Reserve Bank which earn low rates and distort leverage capital ratios.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank (FHLB) advances, repurchase agreements, and institutional (brokered) certificates of deposit. In 2016, the vast majority of our funding was derived from prepaid cards and transaction accounts. While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the FHLB and the Federal Reserve.  As of December 31, 2016, we had a $501.3 million line of credit with the FHLB and, as of January 31, 2016, we had  a  $224.8 million line with the Federal Reserve.  These lines may be collateralized by specified types of loans or securities.  As of December 31, 2016, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.   We actively monitor our positions and contingent funding sources on a daily basis.

In 2011, we adopted a common stock repurchase program.  Share repurchases will reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2014, we had repurchased 100,000 shares of a total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased in 2011 at an average cost of $8.66 per share.  We did not repurchase any shares in 2016, 2015 and 2014 and, pursuant to the Supervisory Letter, must obtain the consent of the Federal Reserve for any future repurchases.

As a result of the discontinuance of our commercial loan operations, we have received and expect to continue to receive during 2017,  cash proceeds from the sale or repayment of discontinued loans.  We currently anticipate that these proceeds will be deployed into loans in our continuing operations.   Approximately $360.7 million of discontinued assets remained on the balance sheet as of December 31, 2016, consisting primarily of loans secured by commercial real estate. If not sold, these loans will be retained until repaid. We also retain the financing receivable from the 2014 Walnut Street securitization of a portion of the discontinued commercial loans. At December 31, 2016 the balance of that receivable was $126.9 million.

Included in our cash and cash-equivalents at December 31, 2016, were $955.7 million of interest-earning deposits which primarily consisted of deposits with the Federal Reserve. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns.  As federal funds rates became comparable to the 50 basis point level offered by the Federal Reserve through December 2016, we adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

In 2016, sales and repayments of investment securities  were exceeded by purchases of $549.5 million which reflected purchases to replace sales of tax exempt securities in the fourth quarter of 2016. In 2015, sales and repayments of securities exceeded purchases, with related funding used for loan funding while in 2014, purchases exceeded sales and repayments by $232.6 million. At December 31, 2016, we had outstanding commitments to fund loans, including unused lines of credit, of $1.09  billion. Additionally, funding was directed at cash outflows for net loan growth of  $146.4 million in 2016, $205.0 million in 2015 and $240.0 million in 2014.

To manage excess cash balances maintained at the Federal Reserve, the Bank has exited and will likely continue to exit less profitable deposit relationships. High cash balances, notwithstanding that they are invested at the Federal Reserve, distort the leverage capital ratio by increasing the asset base on which that ratio is derived.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of December 31, 2016, we had approximate cash reserves of  $8.3 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $135,000 based on a floating rate of 3.25% over the three-month London Interbank Offered Rate, or LIBOR.  As a result of a Supervisory Letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank to us, which, apart from the $8.3 million of cash on hand, is our principal source of liquidity.  See Item 1, “Business—Regulation under Banking Law,”  and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders, as amended, and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”. The Federal Reserve approved the payment of the interest due March 15, 2017 on our trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

We expect that the conditions under which the 2014 Consent Order Amendment was issued will be remediated and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us upon completion of the remediation or, if allowed, as to the timing thereof. Accordingly, there is risk that we will need to obtain alternate sources of funding at the holding company level to service our trust preferred securities.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”. The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2016, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2016
The Bancorp	6.90%	13.34%	13.63%	13.34%
The Bancorp Bank	6.84%	13.24%	13.53%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2015
The Bancorp	7.17%	14.67%	14.88%	14.67%
The Bancorp Bank	6.90%	13.98%	14.18%	13.98%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest-earning assets and interest-bearing liabilities at December 31, 2016.   Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest-bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index and therefore included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 379,309	$ 12,392	$ 55,124	$ 33,830	$ 182,485
Loans net of deferred loan costs	788,664	48,627	203,617	171,365	10,638
Investment securities	461,292	192,590	156,739	174,952	356,508
Interest earning deposits	955,733	-	-	-	-
Securities purchased under agreements to resell	39,199	-	-	-	-
Total interest earning assets	2,624,197	253,609	415,480	380,147	549,631

Interest bearing liabilities:
Demand and interest checking	2,434,754	131,487	131,487	-	-
Savings and money market	105,445	210,890	105,445	-	-
Securities sold under agreements to repurchase	274	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,553,874	342,377	236,932	-	-
Gap	$ 70,323	$ (88,768)	$ 178,548	$ 380,147	$ 549,631
Cumulative gap	$ 70,323	$ (18,445)	$ 160,103	$ 540,250	$ 1,089,881
Gap to assets ratio	1%	-2%	4%	8%	11%
Cumulative gap to assets ratio	1%	*	3%	11%	23%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2016.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2016		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 578,981	2.81%	$ 114,586	11.90%
+100 basis points	571,264	1.44%	108,308	5.77%
Flat rate	563,154	0.00%	102,399	0.00%
-100 basis points	551,346	-2.10%	102,438	4.00%
-200 basis points	491,336	-12.75%	91,986	-10.17%

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

We do not use derivatives except for swaps for fixed rate loans which are originated for sale into securitizations. The swaps hedge interest rate risk between the time the loans are disbursed and sold.

Historically, we have used variable rate commercial loans as the principal means of limiting interest rate risk. Both the Bank’s SBLOC and SBA loans are primarily variable rate. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2016 were $4.86 billion, of which our total loans and loans held for sale from continuing operations were $1.89 billion and our assets held for sale (from discontinued operations) were $360.7 million,  $340.4 million of which were loans.  At December 31, 2015 our total assets were $4.77 billion, of which our total loans and loans held for sale from continuing operations were $1.57 billion  and our assets held for sale (from discontinued operations) were $583.9 million, $568.7 million of which were loans.  Investment securities available for sale increased to $1.25 billion at December 31, 2016 from $1.07 billion at December 31, 2015.  The increase in total assets at December 31, 2016 reflected purchases of investment securities to replace tax exempt securities sold in the fourth quarter of 2015 and increases in loans in our targeted lending categories.

Interest earning deposits and federal funds sold.  At December 31, 2016, we had a total of $955.7 million of interest earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements. Total investment securities increased to $1.34 billion on December 31, 2016, an increase of $178.4 million or 15.3% from a year earlier.  The increase in investment securities was primarily a result of taxable bond purchases in 2016 to replace tax exempt securities sales in the fourth quarter of 2015. The purchases included significant amounts of collateralized loan obligations.

Other securities included in the held-to-maturity classification at December 31, 2016 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note and two single-issuer trust preferred securities.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.5 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2016 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,910	$ 1,985	$ 75	Not rated
Security B	9,065	6,039	(3,026)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized losses on the consolidated income statement becomes the security’s new cost basis.  We recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio for 2016, 2015 and 2014.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2016 and 2015, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2016		December 31, 2016
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 27,771	$ 27,702	$ -	$ -
Asset-backed securities	355,622	355,396	-	-
Tax-exempt obligations of states and political subdivisions	15,492	15,484	-	-
Taxable obligations of states and political subdivisions	78,143	79,049	-	-
Residential mortgage-backed securities	347,120	342,569	-	-
Collateralized mortgage obligation securities	160,649	159,823	-	-
Commercial mortgage-backed securities	117,844	117,086	-	-
Foreign debt securities	56,603	56,497	-	-
Corporate debt securities	95,005	95,008	93,467	91,799
	$ 1,254,249	$ 1,248,614	$ 93,467	$ 91,799

	Available-for-sale		Held-to-maturity
	December 31, 2015		December 31, 2015
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 29,316	$ 29,239	$ -	$ -
Asset-backed securities	194,690	191,094	-	-
Tax-exempt obligations of states and political subdivisions	95,792	98,446	-	-
Taxable obligations of states and political subdivisions	94,582	96,413	-	-
Residential mortgage-backed securities	210,051	209,866	-	-
Collateralized mortgage obligation securities	172,623	172,252	-	-
Commercial mortgage-backed securities	127,085	126,110	-	-
Foreign debt securities	58,077	57,808	-	-
Corporate debt securities	89,370	88,870	93,590	91,599
	$ 1,071,586	$ 1,070,098	$ 93,590	$ 91,599

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.6 million at December 31, 2016 and $1.1 million at December 31, 2015.

At December 31, 2016 and 2015, investment securities with a fair value of approximately $0 million and $19.2 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law. The balance of pledged securities was reduced to $0 as balances requiring pledging were not expected to increase from minimal levels exceeded by deposit insurance.  At December 31, 2016 and 2015, investment securities with a fair value of approximately $607.2 million and $453.4 million, respectively, were pledged to secure a line of credit with the FHLB and a letter of credit with that institution.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2016 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ 999	0.50%	$ 576	3.47%	$ 14,839	2.16%	$ 11,288	1.70%	$ 27,702
Asset-backed securities *	-	0.00%	3,848	2.52%	174,077	2.49%	177,471	2.56%	355,396
Tax-exempt obligations of states and political subdivisions **	4,313	0.01%	5,203	1.75%	3,907	2.95%	2,061	4.25%	15,484
Taxable obligations of states and political subdivisions	852	0.95%	11,286	2.73%	48,188	3.29%	18,723	4.56%	79,049
Residential mortgage-backed securities	-	0.00%	3,482	2.23%	84,137	2.38%	254,950	1.78%	342,569
Collateralized mortgage obligation securities	-	0.00%	-	0.00%	7,293	2.16%	152,530	2.16%	159,823
Commercial mortgage-backed securities	-	0.00%	-	0.00%	77,694	2.64%	39,392	3.09%	117,086
Foreign debt securities	858	2.83%	52,432	2.38%	3,207	2.98%	-	0.00%	56,497
Corporate debt securities	2,820	2.09%	74,012	2.51%	17,284	3.12%	892	2.88%	95,008
Total	$ 9,842		$ 150,839		$ 430,626		$ 657,307		$ 1,248,614
Weighted average yield		0.98%		2.45%		2.60%		2.24%

* The average yield of asset backed securities is as follows: collateralized loan obligation securities 2.85%, federally insured student loan securities 1.94%, other asset-backed securities 2.53%.

** If adjusted to their taxable equivalents,  yields would approximate 0.02%, 2.65%, 4.47% and 6.44% for zero to one year, one to five years, five to ten years and over ten years, respectively at a Federal tax rate of 34%

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Other debt securities	$ -	0.00%	$ 7,009	6.05%	$ -	0.00%	$ 86,458	3.97%	$ 93,467
Total	$ -		$ 7,009		$ -		$ 86,458		$ 93,467
Weighted average yield				6.05%				3.97%

Loan Portfolio. We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function.  SBLOC and other consumer loans, SBA, Leases and CMBS each have their own loan committee.  The Chief Executive Officer, Chief Credit Officer and the Bank’s Senior Credit Officer serve on all committees.  Each committee also includes lenders from that particular type of specialty lending.  The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy.  Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools. If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012

SBA non real estate	$ 74,644	$ 68,887	$ 62,425	$ 45,875	$ 50,059
SBA commercial mortgage	126,159	114,029	82,317	69,730	30,824
SBA construction	8,826	6,977	20,392	51	7,411
SBA loans *	209,629	189,893	165,134	115,656	88,294

Direct lease financing	346,645	231,514	194,464	175,610	156,697
SBLOC	630,400	575,948	421,862	293,109	235,184
Other specialty lending	11,073	48,315	48,625	1,588	1,212
Other consumer loans	17,374	23,180	36,168	45,152	50,893
	1,215,121	1,068,850	866,253	631,115	532,280
Unamortized loan fees and costs	7,790	9,227	8,340	4,886	2,861
Total loans, net of deferred loan costs	$ 1,222,911	$ 1,078,077	$ 874,593	$ 636,001	$ 535,141

*The following table shows SBA loans and SBA loans held for sale for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012

SBA loans, including deferred fees and costs	$ 215,786	$ 197,966	$ 172,660	$ 120,016	$ 90,750
SBA loans included in held for sale	154,016	109,174	38,704	14,708	-
Total SBA loans	$ 369,802	$ 307,140	$ 211,364	$ 134,724	$ 90,750

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2016
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBA non real estate	$ -	$ 4,747	$ 69,897	$ 74,644
SBA commercial mortgage	16,848	2,775	106,536	126,159
SBA construction	1,526	-	7,300	8,826
	$ 18,374	$ 7,522	$ 183,733	$ 209,629

Loans at fixed rates		$ -	$ -	$ -
Loans at variable rates		7,522	183,733	191,255
Total		$ 7,522	$ 183,733	$ 191,255

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine a provision for loan losses in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with ASC 450, Contingencies and ASC 310, Receivables.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all estimated losses at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

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

SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our chief credit officer oversees the loan review department which measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is as follows.

At December 31, 2016, approximately 48% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The loan review policy guidelines were revised in December 2015 to establish threshold coverages for each loan portfolio.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.

Security Backed Lines of Credit – The targeted review threshold  is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually. At December 31, 2016 approximately 44% of the SBLOC portfolio had been reviewed.

 SBA Loans – The targeted review threshold  is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end which are reviewed in the subsequent quarter.  Although loans are not typically purchased, loans for CRA purposes are periodically purchased. Within the quarter following December 31, 2016, the 100%  threshold was met for the portfolio, excluding government guaranteed purchased loans.

   Leasing – The targeted review threshold  is 50%.  At December 31, 2016, approximately 36% of the leasing portfolio had been reviewed.  The review threshold is $1,000,000 which is measured on a relationship basis. The loan review department has targeted meeting the threshold by April 30, 2017.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold  is 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised. Within the quarter following December 31, 2016,  the 100% threshold was met for the portfolio outstanding at December 31, 2016.

CMBS (Fixed Rate) - CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the bank's books after nine months will be reviewed at least annually.  Within the quarter following December 31, 2016, the 100% threshold was met for the portfolio outstanding at December 31, 2016.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act, or CRA loans.  At December 31, 2016, approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold  is 50%.  The largest 25% of HELOCs by commitment to be reviewed annually.  At December 31, 2016, approximately 83% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan for December 31, 2016 and 2015 (in thousands):

December 31, 2016	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non accrual	Total past due	Current	Total loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

December 31, 2015
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

The increase in direct lease financing 30-59 day delinquencies resulted from leases to one state government which were subsequently cured.

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 1,976	6.14%	$ 844	6.44%	$ 385	7.21%
SBA commercial mortgage	737	10.38%	408	10.67%	461	9.50%
SBA construction	76	0.73%	48	0.65%	114	2.35%
Direct lease financing	1,994	28.53%	1,022	21.66%	836	22.45%
SBLOC	315	51.88%	762	53.88%	562	48.70%
Other specialty lending	32	0.91%	199	4.52%	66	5.61%
Consumer loans	975	1.43%	936	2.18%	1,181	4.18%
Unallocated	227	-	181	-	33	-
	$ 6,332	100.00%	$ 4,400	100.00%	$ 3,638	100.00%

	December 31, 2013		December 31, 2012

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBA non real estate	$ 419	7.27%	$ 193	9.40%
SBA commercial mortgage	496	11.05%	104	5.79%
SBA construction	-	0.01%	42	1.39%
Direct lease financing	311	27.83%	239	29.44%
SBLOC	293	46.44%	236	44.18%
Other specialty lending	1	0.25%	-	0.23%
Consumer loans	2,361	7.15%	3,171	9.57%
Unallocated	-	-	-	-
	$ 3,881	100.00%	$ 3,985	100.00%

Summary of Loan and Lease Loss Experience.   The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

December 31, 2014
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

December 31, 2013
Beginning balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985
Charge-offs	(44)	-	-	(29)	-	-	(447)	-	(520)
Recoveries	-	-	-	8	-	-	53	-	61
Provision (credit)	270	392	(42)	93	57	1	(416)	-	355
Ending balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Ending balance: Individually evaluated for impairment	$ 95	$ -	$ -	$ -	$ -	$ -	$ 135	$ -	$ 230

Ending balance: Collectively evaluated for impairment	$ 324	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,226	$ -	$ 3,651

Loans:

Ending balance	$ 45,875	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 45,152	$ 4,886	$ 636,001

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 1,356	$ -	$ 1,741

Ending balance: Collectively evaluated for impairment	$ 45,490	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 43,796	$ 4,886	$ 634,260

December 31, 2012
Beginning balance	$ 54	$ 43	$ 8	$ 256	$ 73	$ -	$ 1,273	$ -	$ 1,707
Charge-offs	-	-	-	(87)	-	-	(4,290)	-	(4,377)
Recoveries	-	-	-	13	-	-	-	-	13
Provision (credit)	139	61	34	57	163	-	6,188	-	6,642
Ending balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Ending balance: Collectively evaluated for impairment	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985

Loans:
Ending balance	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 50,893	$ 2,861	$ 535,141

Ending balance: Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -	$ 927	$ -	$ 927

Ending balance: Collectively evaluated for impairment	$ 50,059	$ 30,824	$ 7,411	$ 156,697	$ 235,184	$ 1,212	$ 49,966	$ 2,861	$ 534,214

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2016	2015

Ratio of the allowance for loan losses to total loans	0.52%	0.41%
Ratio of the allowance for loan losses to nonperforming loans (1)	174.29%	188.84%
Ratio of nonperforming assets to total assets (1)	0.07%	0.05%
Ratio of net charge-offs to average loans	0.09%	0.11%

(1) Nonperforming loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans increased to 0.52% at December 31, 2016 from 0.41% at December 31, 2015, which reflected a higher allowance for SBA loans and leases as  a result of increased classified loans in those portfolios. Reserves on specific classified loans reflect one component of the allowance.  Our loan loss methodology also includes the measurement of historical net charge-offs by loan category. The resulting ratios are applied against current outstanding balances for each loan category. Those computed reserves are added to the aforementioned reserves on specific classified loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”). For the year 2016, the largest segment of the loan portfolio continued to be SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBA Loans”). The ratio of the allowance for loan losses to non-performing loans decreased to 174.29% at December 31, 2016 from 188.84% in 2015 reflecting an increase in non-performing loans which exceeded the relative increase in the allowance for loan losses. The ratio of nonperforming assets to total assets increased to .08% from .05% as a result of the increase in nonperforming assets. The ratio of net charge-offs to average loans decreased to 0.09% for 2016 compared to 0.11% for the prior year,  primarily as result of increased average loan balances in 2016, as net charge-offs increased minimally in that year.

 Net charge-offs.  Net charge-offs of $1.4  million in 2016 were slightly more than  the $1.3 million  in 2015 and slightly reduced from the $1.5 million in 2014.  The majority of charge-offs in those years were in other consumer loans including home equity lines of credit, a product no longer offered.

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

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Non-accrual loans
SBA non real estate	$ 1,530	$ 733	$ -	$ 168	$ -
Consumer	1,442	1,194	1,907	1,356	927
Total non-accrual loans	2,972	1,927	1,907	1,524	927

Loans past due 90 days or more	661	403	149	110	6
Total non-performing loans	3,633	2,330	2,056	1,634	933
Other real estate owned	104	-	-	-	-
Total non-performing assets	$ 3,737	$ 2,330	$ 2,056	$ 1,634	$ 933

The loans that were modified during the years ended December 31, 2016 and 2015 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	2	$ 844	$ 844	1	$ 171	$ 171
Direct lease financing	1	734	734	-	$ -	$ -
Consumer	1	288	288	2	434	434
Total	4	$ 1,866	$ 1,866	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 144	$ 700	$ -	$ 171	$ -
Direct lease financing	-	-	734
Consumer	-	-	288	-	330	104
Total	$ -	$ 144	$ 1,722	$ -	$ 501	$ 104

As of December 31, 2016 and December 31, 2015, we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2016 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2016
	Number	Pre-modification recorded investment
Consumer	1	$ 315
Total	1	$ 315

The following table provides information about impaired loans at December 31, 2016 and 2015 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-
	2,428	2,528	149	3,002

We had $3.0 million of non-accrual loans at December 31, 2016 compared to $1.9 million of non-accrual loans at December 31, 2015.  The activity in non-accrual loans reflected $4.4 million of loans placed on non-accrual status, partially offset by $1.3 million of loan charge-offs, $1.4 million of loan payments, $556,000 for participations sold and $104,000 of loans transferred to OREO.    Loans past due 90 days or more still accruing interest amounted to $661,000 and  $403,000 at December 31, 2016 and December 31, 2015, respectively. The $258,000 increase reflected $5.1 million of additions, partially offset by $4.7 million of loan payments, $60,000 of charge-offs and $32,000 of transfers to repossessed assets. We had a single property addition to OREO for $104,000 in 2016 and which was outstanding at December 31, 2016 and no OREO in 2015.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans. The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

*For information on targeted loan review thresholds see “Allowance for Loan Losses”

Investment in Unconsolidated Entity.   On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  In 2016, there was a $37.5 million reduction in value of these notes and as of December 31, 2016 a balance of $126.9 million remained on the balance sheet.

Deposits.  A primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid cards, demand and money market accounts.  Our primary strategic focus is growing these accounts through affinity groups.  At December 31, 2016, we had total deposits of $4.24 billion compared to $4.41 billion at December 31, 2015, which reflected a decrease of $176.5 million or 4.0% between 2016 and 2015. These balances were reduced as a result of the exit of non strategic and less profitable deposit relationships, including health savings accounts discussed previously. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,347,191	0.28%	$ 3,975,475	0.28%	$ 3,746,958	0.24%
Savings and money market	394,434	0.39%	337,168	0.55%	366,160	0.43%
Time	77,576	0.58%	44,789	0.61%	7,974	1.20%
Total deposits	$ 3,819,201	0.30%	$ 4,357,432	0.30%	$ 4,121,092	0.26%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We  had no outstanding advances from the FHLB at December 31, 2016 on our line of credit with them but did have a $70.0 million letter of credit outstanding . The Bank also has a line of credit with the Federal Reserve, which we discuss in “Liquidity and Capital Resources”.  We used these lines minimally in 2016, as a result of deposit growth.  We had no outstanding amounts borrowed on the Bank’s lines of credit at December 31, 2016. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 274	$ 925	$ 19,414
Average during the year	685	5,225	17,497
Maximum month-end balance	862	15,857	21,496
Weighted average rate during the year	0.29%	0.29%	0.29%
Rate at December 31	0.14%	0.24%	0.29%

	As of or for the year ended December 31,
	2016	2015	2014
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	57,518	4,575	-
Maximum month-end balance	225,000	-	-
Weighted average rate during the year	0.62%	0.26%	0.00%
Rate at December 31	0.54%	0.23%	0.27%

As of December 31, 2016, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These Trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Long-term Borrowings

Long-term borrowings of $263.1 million reflected the proceeds of loans sold into a securitization which, at December 31, 2016 was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required for true sale accounting was completed and the sale was recorded in that quarter.

Shareholders’ Equity

At December 31, 2016,  we had $299.0 million in shareholders’ equity.  In September 2016, we issued 17.5 million shares of our common stock, par value $1.00, at an offering price of $4.50 per share in a private offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $74.8 million.

Discontinued Operations

As of December 31, 2016 “Assets Held For Sale” reflected the $360.7 million balance of discontinued operations assets, which included $340.4 million of net loans and $14.7 of other real estate owned. A total of approximately $267.6 million par value of loans were sold in the fourth quarter of 2014. See “Investment in Unconsolidated Entity” above.  In the second quarter of 2015, $149.6 million of loans were sold at a net gain of $2.2 million. In the third quarter of 2016, $64.6 million of loans were sold at a minimal gain.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2016, were our commitments to extend credit, which were approximately $1.09 billion, and standby letters of credit, which were approximately $3.9 million, at December 31, 2016.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2016:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancellable operating leases	$ 31,675	$ 4,132	$ 8,307	$ 7,674	$ 11,562
Loan commitments	1,086,304	60,370	37,103	12,053	976,778
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	9,705	458	915	915	7,417
Standby letters of credit	3,936	3,936	-	-	-
Total	$ 1,145,021	$ 68,896	$ 46,325	$ 20,642	$ 1,009,158
(1) Presentation assumes a weighted average interest rate of 3.82%

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 21, to the consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unmodified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2017

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 4,127	$ 7,643
Interest earning deposits at Federal Reserve Bank	955,733	1,147,519
Securities purchased under agreements to resell	39,199	-
Total cash and cash equivalents	999,059	1,155,162

Investment securities, available-for-sale, at fair value	1,248,614	1,070,098
Investment securities, held-to-maturity (fair value $91,799 and $91,599, respectively)	93,467	93,590
Commercial loans held for sale	663,140	489,938
Loans, net of deferred loan fees and costs	1,222,911	1,078,077
Allowance for loan and lease losses	(6,332)	(4,400)
Loans, net	1,216,579	1,073,677
Federal Home Loan and Atlantic Central Bankers Bank stock	1,613	1,062
Premises and equipment, net	24,125	21,631
Accrued interest receivable	10,589	9,471
Intangible assets, net	6,906	4,929
Other real estate owned	104	-
Deferred tax asset, net	55,666	36,207
Investment in unconsolidated entity, at fair value	126,930	178,520
Assets held for sale from discontinued operations	360,711	583,909
Other assets	50,611	47,629
Total assets	$ 4,858,114	$ 4,765,823

LIABILITIES
Deposits
Demand and interest checking	$ 3,816,524	$ 3,602,376
Savings and money market	421,780	383,832
Time deposits	-	428,549
Total deposits	4,238,304	4,414,757

Securities sold under agreements to repurchase	274	925
Subordinated debentures	13,401	13,401
Long-term borrowings	263,099	-
Other liabilities	44,073	16,739
Total liabilities	4,559,151	4,445,822

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,419,204 and 37,861,303
shares issued at December 31, 2016 and December 31, 2015, respectively	55,419	37,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	360,564	300,549
Accumulated deficit	(111,941)	(15,449)
Accumulated other comprehensive loss	(4,213)	(2,094)
Total shareholders' equity	298,963	320,001

Total liabilities and shareholders' equity	$ 4,858,114	$ 4,765,823

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 67,571	$ 49,861	$ 36,459
Interest on investment securities:
Taxable interest	31,219	19,918	20,662
Tax-exempt interest	740	10,820	11,345
Federal funds sold/securities purchased under agreements to resell	452	577	462
Interest earning deposits	2,237	2,354	1,792
	102,219	83,530	70,720
Interest expense
Deposits	11,372	13,124	10,767
Securities sold under agreements to repurchase	2	15	50
Short-term borrowings	359	12	-
Subordinated debenture	520	448	478
	12,253	13,599	11,295
Net interest income	89,966	69,931	59,425
Provision for loan and lease losses	3,360	2,100	1,202
Net interest income after provision for loan and lease losses	86,606	67,831	58,223

Non-interest income
Service fees on deposit accounts	5,124	7,468	6,339
Card payment and ACH processing fees	5,526	5,731	5,402
Prepaid card fees	51,326	47,496	51,287
Gain on sale of loans	2,901	10,080	12,542
Gain on sale of investment securities	3,171	14,435	450
Gain on sale of health savings portfolio	-	33,531	-
Change in value of investment in unconsolidated entity	(37,533)	1,729	-
Leasing income	2,007	2,291	2,899
Debit card income	-	1,611	1,679
Affinity fees	4,563	3,358	2,596
Other	5,401	5,337	1,855
Total non-interest income	42,486	133,067	85,049

Non-interest expense
Salaries and employee benefits	81,951	68,390	60,509
Depreciation and amortization	4,982	4,747	4,523
Rent and related occupancy cost	6,320	5,659	4,694
Data processing expense	14,698	14,359	13,207
Printing and supplies	2,966	2,651	2,229
Audit expense	1,105	2,003	1,427
Legal expense	6,683	3,828	2,102
Amortization of intangible assets	1,403	1,186	1,211
FDIC Insurance	10,091	11,315	6,805
Software	11,162	7,222	4,908
Insurance	2,295	1,923	1,700
Telecom and IT network communications	1,982	2,016	2,531
Securitization and servicing expense	1,044	1,948	1,843
Consulting	5,404	4,333	3,452
Bank Secrecy Act and lookback consulting expenses	29,081	41,444	8,801
Other	17,406	21,064	16,038

Total non-interest expense	198,573	194,088	135,980
Income (loss) from continuing operations before income taxes	(69,481)	6,810	7,292
Income tax (benefit) provision	(12,664)	1,450	(14,523)
Net income (loss) from continuing operations	$ (56,817)	$ 5,360	$ 21,815
Discontinued operations
Income (loss) from discontinued operations before income taxes	(43,117)	12,793	54,625
Income tax (benefit) provision	(3,442)	4,721	19,331
Income (loss) from discontinued operations, net of tax	(39,675)	8,072	35,294
Net income (loss) available to common shareholders	$ (96,492)	$ 13,432	$ 57,109

Net income (loss) per share from continuing operations - basic	$ (1.28)	$ 0.14	$ 0.58
Net income (loss) per share from discontinued operations - basic	$ (0.89)	$ 0.21	$ 0.94
Net income (loss) per share - basic	$ (2.17)	$ 0.35	$ 1.52

Net income (loss) per share from continuing operations - diluted	$ (1.28)	$ 0.14	$ 0.57
Net income (loss) per share from discontinued operations - diluted	$ (0.89)	$ 0.21	$ 0.92
Net income (loss) per share - diluted	$ (2.17)	$ 0.35	$ 1.49

The accompanying notes are an integral part of these consolidated financial statements.

9,533

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$ (96,492)	$ 13,432	$ 57,109
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	(953)	(7,169)	18,710
Reclassification adjustments for gains included in income	(3,170)	(14,436)	(450)
Reclassification adjustments for foreign currency translation (gains) losses	335	(551)	-
Amortization of (gains)/losses previously held as available-for-sale	34	56	(141)
Net unrealized gain/(loss)	(3,754)	(22,100)	18,119

Deferred tax expense (benefit)
Change in net unrealized gain/(loss) during the period	(381)	(2,544)	6,549
Reclassification adjustments for gains included in income	(1,268)	(5,147)	(158)
Amortization of (gains)/losses previously held as available-for-sale	14	20	(49)
Income tax expense (benefit) related to items of other comprehensive income	(1,635)	(7,671)	6,342

Other comprehensive income (loss), net of tax and reclassifications into net income	(2,119)	(14,429)	11,777
Comprehensive income (loss)	$ (98,611)	$ (997)	$ 68,886

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2016, 2015 and 2014

(in thousands except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total
Balance at January 1, 2014	37,720,945	$ 37,721	$ (866)	$ 294,576	$ (84,862)	$ 558	247,127
Net income					57,109		57,109
Common stock issued from option exercises,
net of tax benefits	9,249	9	-	94	-	-	103
Common stock issued from cashless option
exercises, net of tax benefits	29,293	30	-	459	(489)	-	-
Common stock issued from vested stock,
net of tax benefits	49,375	49	-	(49)	-	-	-
Stock-based compensation	-	-	-	2,641	-	-	2,641
Stock-based income tax benefit	-	-	-	266	-	-	266
Other comprehensive loss, net of
reclassification adjustments and tax	-	-	-	-	-	11,777	11,777

Balance at December 31, 2014	37,808,862	37,809	(866)	297,987	(28,242)	12,335	319,023
Net income					13,432		13,432
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	52,441	52	-	587	(639)	-	-
Stock-based compensation	-	-	-	1,975	-	-	1,975
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	(14,429)	(14,429)

Balance at December 31, 2015	37,861,303	$ 37,861	$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss					(96,492)		(96,492)
Issuance of common stock	17,473,881	17,474	-	57,338	-		74,812
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	84,020	84	-	(84)	-	-	-
Stock-based compensation	-	-	-	2,761	-	-	2,761
Other comprehensive income, net of
reclassification adjustments and tax	-	-	-	-	-	(2,119)	(2,119)

Balance at December 31, 2016	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except per share data)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net income (loss) from continuing operations	$ (56,817)	$ 5,360	$ 21,815
Net income (loss) from discontinued operations, net of tax	(39,675)	8,072	35,294
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	6,385	5,933	5,734
Provision for loan and lease losses	3,360	2,100	1,202
Net amortization of investment securities discounts/premiums	8,204	12,884	14,059
Stock-based compensation expense	2,761	1,975	2,641
Loans originated for sale	(528,584)	(681,526)	(630,165)
Sale of loans originated for resale	352,481	418,748	495,531
Loss (gain) on sales of loans originated for resale	2,901	(10,080)	(12,542)
Deferred income tax expense (benefit)	(14,381)	84	(13,590)
Loss (gain) on sale of fixed assets	6	(9)	(14)
Fair value adjustment on investment in unconsolidated entity	37,533	2,430	-
Gain on sales of investment securities	(3,171)	(14,435)	(450)
Decrease (increase) in accrued interest receivable	(1,118)	1,780	(2,729)
Decrease (increase) in other assets	(10,021)	2,391	21,966
Decrease (increase) in discontinued assets held for sale	(5,153)	5,369	37,410
Increase (decrease) in other liabilities	27,335	4,044	(26,155)
Net cash provided by (used in) operating activities	(217,954)	(234,880)	(49,993)

Investing activities
Purchase of investment securities available-for-sale	(549,502)	(346,227)	(533,168)
Proceeds from sale of investment securities available-for-sale	148,205	505,534	109,322
Proceeds from redemptions and prepayments of securities held-to-maturity	51	118	3,022
Proceeds from redemptions and prepayments of securities available-for-sale	213,730	244,293	188,252
Net increase in loans	(146,366)	(205,019)	(240,036)
Net decrease in discontinued loans held for sale	228,351	298,651	253,938
Proceeds from sale of fixed assets	542	327	64
Purchases of premises and equipment	(8,024)	(8,999)	(6,611)
Investment in unconsolidated entity	14,057	12,645	(193,595)
Net cash provided by (used in) investing activities	(98,956)	501,323	(418,812)

Financing activities
Net decrease in deposits	(176,453)	(207,027)	348,795
Net decrease in securities sold under agreements to repurchase	(651)	(18,489)	(1,807)
Proceeds from issuance of common stock	74,812	-	-
Proceeds from the exercise of common stock options	-	-	103
Net increase in long-term liabilities	263,099	-	-
Net cash (used in) provided by financing activities	160,807	(225,516)	347,091

Net increase (decrease) in cash and cash equivalents	(156,103)	40,927	(121,714)

Cash and cash equivalents, beginning of year	1,155,162	1,114,235	1,235,949

Cash and cash equivalents, end of year	$ 999,059	$ 1,155,162	$ 1,114,235

Supplemental disclosure:
Interest paid	$ 12,420	$ 13,397	$ 10,768
Taxes paid	$ 1,502	$ 592	$ 2,578
Transfers of loans to other real estate owned	$ -	$ -	$ 725
Transfer of loans to held for sale	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank).  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: security backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital market securitizations.    Through the Bank, the Company also provides deposit generating banking services nationally, which include prepaid cards, private label banking, institutional banking to investment advisors and card payment and other payment processing. European operations have been minimal. The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses, investment other than temporary impairment (OTTI), investments measured at fair value and deferred income taxes.

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

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income and excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other-than-temporary impairment that is attributable to credit loss versus non-credit loss. If a credit loss is determined, an other than temporary impairment charge is recorded within the consolidated statement of operations. The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether OTTI exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of other than temporary impairment attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company did not recognize any OTTI charges in 2016, 2015 and 2014.

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

Loans originated from continuing operations and intended for sale in the secondary market are carried at estimated fair value.   Net unrealized gains or losses, if any, are recognized through marks to fair value through the income statement.  The Company originates specific commercial mortgage loans for sale in secondary markets.  These loans are accounted for under the fair value option and amounted to $663.1 million at December 31, 2016 and $489.9 million at December 31, 2015.  These loans were classified as held for sale.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2016 and 2015, the Company had net capitalized software costs of approximately $9.9 million and $5.2 million, respectively.  The Company recorded amortization expense of approximately $2.1 million,  $1.9 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations. The  Company had $104,000 and $0 in other real estate owned at December 31, 2016 and 2015, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $349,000,  $387,000 and $621,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (56,817)	44,567,357	$ (1.28)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (56,817)	44,567,357	$ (1.28)

	Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (39,675)	44,567,357	$ (0.89)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (39,675)	44,567,357	$ (0.89)

Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$ (96,492)	$ 44,567,357	$ (2.17)
Effect of dilutive securities
Common stock options	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (96,492)	44,567,357	$ (2.17)

Stock options for 2,021,625 shares, exercisable at prices between $6.75 and $25.43 per share were outstanding at December 31, 2016, but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

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

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Other comprehensive income (loss)
Change in net unrealized gain/(loss) during the period	$ (953)	$ (7,169)	$ 18,710
Reclassification adjustments for gains included in income	(3,170)	(14,436)	(450)
Reclassification adjustments for foreign currency translation (gains) losses	335	(551)	-
Amortization of (gains)/losses previously held as available-for-sale	34	56	(141)
Net unrealized gain/(loss)	(3,754)	(22,100)	18,119

Deferred tax expense (benefit)
Securities available-for-sale:
Change in net unrealized gain/(loss) during the period	(381)	(2,544)	6,549
Reclassification adjustments for gains included in income	(1,268)	(5,147)	(158)
Amortization of (gains)/losses previously held as available-for-sale	14	20	(49)
Income tax expense (benefit) related to items of other comprehensive income	(1,635)	(7,671)	6,342

Other comprehensive income (loss), after tax and net of reclassifications into net income	$ (2,119)	$ (14,429)	$ 11,777

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank.  The amount of those required reserves at December 31, 2016 and 2015 was approximately $283.1 million and $266.8 million, respectively.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition. The software is being amortized over eight years.

The Company accounts for its prepaid card customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($4.0 million over the next four years).

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period. Amortization expense is $340,000 per year. These amounts are preliminary based upon continuing analysis.

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2016 and 2015 are presented below.

December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangible	$ 15,411	$ 9,232	$ 12,006	$ 8,004
Software intangible	1,817	1,090	1,817	890
Total	$ 17,228	$ 10,322	$ 13,823	$ 8,894

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2017	$ 1,529
2018	1,529
2019	1,529
2020	513
2021	340
Thereafter	1,466
$ 6,906

15. Reclassifications

Certain reclassifications for investment categories have been made to the 2015 and 2014 restated consolidated financial statements to conform to the 2016 presentation.

16. Prepaid Card Fees

The Company recognizes prepaid card fees and affinity fees in the periods in which they are earned by performance of the related services. The majority of fees the Company earns result from contractual transaction fees paid by third party sponsors to the Company and monthly service fees.  Additionally, the Company earns interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. The Company records this revenue net of costs such as association fees and interchange transaction charges.

17. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2016, 2015 or 2014.

18. Derivative Financial Instruments

The Company utilizes derivatives to hedge interest rate risk on the loans it originates for sale into commercial mortgage backed securities markets.  These derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  Accordingly such derivatives serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

19. Sale of Health Savings Account Portfolio

The Company sold the majority of its health savings account portfolio in the fourth quarter of 2015. A $33.5 million gain was realized after the contractually required transfer of approximately $400 million of related deposit accounts to the purchaser.

20. Long-term Borrowings

The Company sold loans into a securitization which, at December 31, 2016 was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required to account for the transaction as a sale was completed and the sale was recorded in that quarter. Specifically, the Company had an option to repurchase underlying loans in the future which it could unilaterally renounce. Upon the delivery of its unilateral renunciation to all other applicable parties to the transaction, the transaction qualified as a sale.

21. Purchase of Lease Receivables

The Company purchased approximately $60.0 million of  lease receivables from New Concepts Leasing Company, Inc., a New Jersey leasing company which originated commercial vehicle fleet leases on May 12, 2016. The leases were purchased as they could be integrated into the Company’s portfolio of similar type vehicle leases and contribute to the growth of the Company’s leasing portfolio. The lease purchase was effectuated through the payment of a premium which resulted in an intangible as more fully described in item 14 of this Note B. Since the May 2016 acquisition of the lease receivables, approximately $3.3 million of related revenues and $892,000 of pre tax earnings were recognized in the Company’s financial statements.

22. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principal is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  The Company does not expect this ASU will have a significant impact on its financial condition or results of operations.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04.  The guidance of this ASU did not have a significant impact on the Company’s financial condition.

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update simplifies the accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in  stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital. In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation. The Company will adopt the guidance in first quarter 2017 and is studying its impact on the financial condition and results of operations of the Company.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The Company is evaluating the impact of the Update on the consolidated financial statements. The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities. The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

Note C— Subsequent Events

The Company evaluated its December 31, 2016 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  On March 2, 2017, the Company entered into an agreement to sell its minimal European prepaid operations. The sale is scheduled to close in the second quarter of 2017.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,771	$ 23	$ (92)	$ 27,702
Asset-backed securities	355,622	1,811	(2,037)	355,396
Tax-exempt obligations of states and political subdivisions	15,492	129	(137)	15,484
Taxable obligations of states and political subdivisions	78,143	1,539	(633)	79,049
Residential mortgage-backed securities	347,120	598	(5,149)	342,569
Collateralized mortgage obligation securities	160,649	619	(1,445)	159,823
Commercial mortgage-backed securities	117,844	250	(1,008)	117,086
Foreign debt securities	56,603	168	(274)	56,497
Corporate debt securities	95,005	421	(418)	95,008
	$ 1,254,249	$ 5,558	$ (11,193)	$ 1,248,614

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 122,579	$ 346	$ (2,000)	$ 120,925
Collateralized loan obligation securities	215,117	1,294	(14)	216,397
Other	17,926	171	(23)	18,074
	$ 355,622	$ 1,811	$ (2,037)	$ 355,396

Held-to-maturity	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,983	$ 179	$ (3,026)	$ 15,136
Other debt securities - pooled	75,484	1,179	-	76,663
	$ 93,467	$ 1,358	$ (3,026)	$ 91,799

Available-for-sale	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 29,316	$ 18	$ (95)	$ 29,239
Asset-backed securities	194,690	46	(3,642)	$ 191,094
Tax-exempt obligations of states and political subdivisions	95,792	2,728	(74)	$ 98,446

Taxable obligations of states and political subdivisions	94,582	2,307	(476)	$ 96,413
Residential mortgage-backed securities	210,051	697	(882)	$ 209,866
Collateralized mortgage obligation securities	172,623	819	(1,190)	$ 172,252
Commercial mortgage-backed securities	127,085	386	(1,361)	$ 126,110
Foreign debt securities	58,077	64	(333)	$ 57,808
Corporate debt securities	89,370	170	(670)	$ 88,870
	$ 1,071,586	$ 7,235	$ (8,723)	$ 1,070,098

December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 118,651	$ 28	$ (3,530)	$ 115,149
Collateralized loan obligation securities	70,573	-	(81)	70,492
Other	5,466	18	(31)	5,453
	$ 194,690	$ 46	$ (3,642)	$ 191,094

Held-to-maturity	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,934	$ 569	$ (3,456)	$ 15,047
Other debt securities - pooled	75,656	938	(42)	$ 76,552
	$ 93,590	$ 1,507	$ (3,498)	$ 91,599

The amortized cost and fair value of the Company’s investment securities at December 31, 2016, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 9,854	$ 9,842	$ -	$ -
Due after one year through five years	150,686	150,839	7,009	7,112
Due after five years through ten years	434,384	430,626	-	-
Due after ten years	659,325	657,307	86,458	84,687
	$ 1,254,249	$ 1,248,614	$ 93,467	$ 91,799

At December 31, 2016 and 2015, investment securities with a fair value of approximately $0 million and $19.2 million, respectively, were pledged to secure securities sold under repurchase agreements as required or permitted by law.  At December 31, 2016 and 2015, investment securities with a fair value of approximately $607.2 million and $453.4 million, respectively, were pledged to secure a line of credit and a letter of credit with the FHLB.  Gross gains on sales of securities were $4.8 million, $15.0 million and $657,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Gross losses on sales of securities were $1.6 million, $543,000 and $207,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Available-for-sale securities fair values are based on a fair market value supplied by a third-party market data provider. Held-to-maturity securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, when market information is not available.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in 2016, 2015 and 2014.

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.6 million at December 31, 2016 and $1.1 million at December 31, 2015.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2016 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	5	$ 7,414	$ (36)	$ 7,824	$ (56)	$ 15,238	$ (92)
Asset-backed securities	23	10,186	(49)	93,375	(1,988)	103,561	(2,037)
Tax-exempt obligations of states and
political subdivisions	8	6,056	(118)	3,301	(19)	9,357	(137)
Taxable obligations of states and
political subdivisions	27	42,963	(633)	-	-	42,963	(633)
Residential mortgage-backed securities	68	180,357	(4,833)	54,254	(316)	234,611	(5,149)
Collateralized mortgage obligation securities	28	88,936	(1,004)	30,386	(441)	119,322	(1,445)
Commercial mortgage-backed securities	28	79,345	(963)	4,547	(45)	83,892	(1,008)
Foreign debt securities	34	26,696	(274)	700	-	27,396	(274)
Corporate debt securities	39	30,418	(414)	645	(4)	31,063	(418)
Total temporarily impaired
investment securities	260	$ 472,371	$ (8,324)	$ 195,032	$ (2,869)	$ 667,403	$ (11,193)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 6,039	$ (3,026)	$ 6,039	$ (3,026)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,039	$ (3,026)	$ 6,039	$ (3,026)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2015 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 16,500	$ (95)	$ -	$ -	$ 16,500	$ (95)
Asset-backed securities	33	138,244	(1,944)	41,955	(1,698)	180,199	(3,642)
Tax-exempt obligations of states and
political subdivisions	31	13,580	(22)	6,905	(52)	20,485	(74)
Taxable obligations of states and
political subdivisions	30	45,136	(450)	2,197	(26)	47,333	(476)
Residential mortgage-backed securities	29	121,997	(761)	5,964	(121)	127,961	(882)
Collateralized mortgage obligation securities	26	56,142	(600)	34,508	(590)	90,650	(1,190)
Commercial mortgage-backed securities	43	81,990	(1,024)	14,520	(337)	96,510	(1,361)
Foreign debt securities	51	40,586	(273)	2,636	(60)	43,222	(333)
Corporate debt securities	67	54,069	(631)	1,327	(39)	55,396	(670)
Total temporarily impaired
investment securities	313	$ 568,244	$ (5,800)	$ 110,012	$ (2,923)	$ 678,256	$ (8,723)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 5,558	$ (3,456)	$ 5,558	$ (3,456)
Pooled	1	25,563	(42)	-	-	25,563	(42)
Total temporarily impaired
investment securities	2	$ 25,563	$ (42)	$ 5,558	$ (3,456)	$ 31,121	$ (3,498)

The following table provides additional information related to the Company’s single issuer trust preferred securities as of December 31, 2016:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,910	$ 1,985	$ 75	Not rated
Security B	9,065	6,039	(3,026)	Not rated

Class: All of the above are trust preferred securities.

The Company has evaluated the securities in the above tables as of December 31, 2016 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates.  The Company’s unrealized loss for the debt securities, which includes two single issuer trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note E—Loans

The Company originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to other commercial loan purchasers and to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans classified as commercial loans held for sale to better reflect the economics of the transactions.  At December 31, 2016 and 2015, the fair value of these loans was $663.1 million and $489.9  million, and the unpaid principal balance was $660.3  million and $484.0  million, respectively.  Included in gain on sale of loans in the Statement of Operations were changes in fair value resulting in losses of $3.1 million in 2016 and gains of $1.7  million in 2015. There were no amounts of changes in fair value related to instrument-specific credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income – Loans, including fees on the Statement of Operations.

In the second quarter of 2016, the Company purchased approximately $60 million of fleet vehicle leases which resulted in a customer intangible of approximately $3.4 million. The balance of the $8.0 million purchase price was allocated to premium which is being amortized over the lives of the purchased leases.

The Company analyzes credit risk prior to making loans, on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of the loan amount to estimated collateral value in making its credit determinations.

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2016	2015

SBA non real estate	$ 74,644	$ 68,887
SBA commercial mortgage	126,159	114,029
SBA construction	8,826	6,977
SBA loans *	209,629	189,893
Direct lease financing	346,645	231,514
SBLOC	630,400	575,948
Other specialty lending	11,073	48,315
Other consumer loans	17,374	23,180
	1,215,121	1,068,850
Unamortized loan fees and costs	7,790	9,227
Total loans, net of deferred loan costs	$ 1,222,911	$ 1,078,077

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.4 million and $2.8 million at December 31, 2016 and 2015, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

*The following table shows SBA loans, both guaranteed and non guaranteed,  and the guaranteed portion of the SBA loans included in held for sale for the periods indicated (in thousands):

	December 31,	December 31,
	2016	2015

SBA loans, including deferred fees and costs	$ 215,786	$ 197,966
SBA loans included in held for sale	154,016	109,174
Total SBA loans	$ 369,802	$ 307,140

The following table provides information about impaired loans at December 31, 2016 and 2015 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

December 31, 2015
Without an allowance recorded
SBA non real estate	$ 263	$ 263	$ -	$ 228	$ -
Consumer - other	330	330	-	338	-
Consumer - home equity	368	368	-	966	-
With an allowance recorded
SBA non real estate	640	640	123	670	-
Consumer - other	-	-	-	-	-
Consumer - home equity	827	927	26	800	-
Total
SBA non real estate	903	903	123	898	-
Consumer - other	330	330	-	338	-
Consumer - home equity	1,195	1,295	26	1,766	-
	2,428	2,528	149	3,002	-

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2016 and 2015, respectively (the Company had no non-accrual leases at December 31, 2016 or December 31, 2015):

	December 31,
	2016	2015
	(in thousands)
Non-accrual loans
SBA non real estate	$ 1,530	$ 733
Consumer	1,442	1,194
Total non-accrual loans	2,972	1,927

Loans past due 90 days or more	661	403
Total non-performing loans	3,633	2,330
Other real estate owned	104	-
Total non-performing assets	$ 3,737	$ 2,330

The Company’s loans that were modified during the years ended December 31, 2016 and 2015 considered troubled debt restructurings are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	2	$ 844	$ 844	1	$ 171	$ 171
Direct lease financing	1	734	734	-	$ -	$ -
Consumer	1	288	288	2	434	434
Total	4	$ 1,866	$ 1,866	3	$ 605	$ 605

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 144	$ 700	$ -	$ 171	$ -
Direct lease financing	-	-	734
Consumer	-	-	288	-	330	104
Total	$ -	$ 144	$ 1,722	$ -	$ 501	$ 104

As of December 31, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2016 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2016
	Number	Pre-modification recorded investment
Consumer	1	$ 315
Total	1	$ 315

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100

Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2016 or December 31, 2015.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

December 31, 2016	30-59 Days past due	60-89 Days past due	Greater than 90 days	Non accrual	Total past due	Current	Total loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

December 31, 2015
SBA non real estate	$ -	$ -	$ -	$ 733	$ 733	$ 68,154	$ 68,887
SBA commercial mortgage	-	-	-	-	-	114,029	114,029
SBA construction	-	-	-	-	-	6,977	6,977
Direct lease financing	3,957	3,108	403	-	7,468	224,046	231,514
SBLOC	-	-	-	-	-	575,948	575,948
Other specialty lending	-	-	-	-	-	48,315	48,315
Consumer - other	-	1	-	-	1	6,844	6,845
Consumer - home equity	-	1,398	-	1,194	2,592	13,743	16,335
Unamortized loan fees and costs	-	-	-	-	-	9,227	9,227
	$ 3,957	$ 4,507	$ 403	$ 1,927	$ 10,794	$ 1,067,283	$ 1,078,077

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

December 31, 2015
SBA non real estate	$ 55,682	$ -	$ 904	$ -	$ -	$ 8,610	$ 3,691	$ 68,887
SBA commercial mortgage	92,859	-	-	-	-	3,894	17,276	114,029
SBA construction	6,977	-	-	-	-	-	-	6,977
Direct lease financing	90,588	-	670	-	-	17,200	123,056	231,514
SBLOC	204,201	-	-	-	-	19,372	352,375	575,948
Other specialty lending	46,520	-	-	-	-	-	1,795	48,315
Consumer	7,631	70	3,473	-	-	457	11,549	23,180
Unamortized loan fees and costs	-	-	-	-	-	-	9,227	9,227
	$ 504,458	$ 70	$ 5,047	$ -	$ -	$ 49,533	$ 518,969	$ 1,078,077

* At December 31, 2016, approximately 48% of the total continuing loan portfolio was reviewed as a result of the coverage of each loan portfolio type. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold is 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  At December 31, 2016 approximately 44% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold is 100%, less guaranteed portions of any loans purchased and loans funded within 90 days of quarter end which are reviewed in the subsequent quarter.  Although loans are not typically purchased, loans for CRA purposes are periodically purchased. Within the quarter following December 31, 2016, the 100% threshold was met for the portfolio, excluding government guaranteed loans.

Leasing – The targeted review threshold is 50%.  At December 31, 2016, approximately 36% of the leasing portfolio had been reviewed. The loan review department has targeted meeting the threshold by April 30, 2017.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold is 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  Within the quarter following December 31, 2016, the 100% threshold was met for the portfolio outstanding as of December 31, 2016.

CMBS (Fixed Rate) - CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time.  100% of fixed rate Loans that are unable to be readily sold on the secondary market and remain on the bank's books after nine months will be reviewed at least annually.  Within the quarter following December 31, 2016, the 100%  threshold was met for the portfolio outstanding as of  December 31, 2016.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2016, approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2016 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  At December 31, 2106 approximately 83% of the HELOC portfolio had been reviewed.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2016	2015
Furniture, fixtures, and equipment	3 to 12 years	$ 50,930	$ 46,409
Leasehold improvements	6 to 10 years	13,213	10,770
		64,143	57,179
Accumulated depreciation		(40,018)	(35,548)
		$ 24,125	$ 21,631

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $5.0 million, $4.7 million and $4.5 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2016 and $428.5 million outstanding at December 31, 2015.

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

The Company holds variable interests in Walnut Street 2014-1 LLC (WS 2014), accounted for as a debt instrument for which the Company elected the fair value option. The debt acquired was a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014, and therefore does not consolidate WS 2014.  At December 31, 2016, the Company’s investment in the WS 2014 was $126.9  million and was classified as an investment in unconsolidated entity in the consolidated balance sheet.  The Company’s remaining exposure to loss is equal to the balance of the Company’s interest, or $126.9 million.

The following table presents the total unpaid principal amount of assets held in WS 2014 at December 31, 2016 and 2015 (in thousands).  Continuing involvement includes servicing the loans and holding senior interests or subordinated interests.

December 31, 2016
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 184,816		$ 184,816	$ 126,930

December 31, 2015
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 195,939		$ 195,939	$ 178,520

(a) Consists of notes backed by commercial loans predominately secured by real estate.
(b) The retained interest in the commercial and other securitization trusts are non-rated and are accounted for at fair value using cash flow analysis.

Note I—Debt

1.	Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh of $501.3 million at December 31, 2016.   Borrowings under this arrangement have a variable interest rate.  The Bank also had a $224.8 million line with the Federal Reserve Bank as of that date. As of December 31, 2016,  the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2016	2015	2014
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	57,518	4,575	-
Maximum month-end balance	225,000	-	-
Weighted average rate during the year	0.62%	0.26%	0.00%
Rate at December 31	0.54%	0.23%	0.27%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 274	$ 925	$ 19,414
Average during the year	685	5,225	17,497
Maximum month-end balance	862	15,857	21,496
Weighted average rate during the year	0.29%	0.29%	0.29%
Rate at December 31	0.14%	0.24%	0.29%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2016, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III (Trusts).  In each case, the Company owns all the common securities of the Trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.
•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2016, the Trusts qualify as VIEs under ASC 810, Consolidation.  However, the Company is not considered the primary beneficiary and,  therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

4.	Secured borrowings

The Company sold loans into a securitization which, at December 31, 2016 was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required to account for the transaction as a sale was completed and the sale was recorded in that quarter. Specifically, the Company had an option to repurchase  underlying loans  in the future which it could unilaterally renounce. Upon the delivery of the Company’s unilateral renunciation to all other applicable parties to the transaction, the transaction qualified as a sale. The $263.1 million of long-term borrowings on the balance sheet at December 31, 2016 represents the sales proceeds.

Note J—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66 per share.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.  The Company did not repurchase shares in 2016, 2015 or 2014.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $1.3 million, $1.2 million and $921,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.  There were $300,000 of disbursements under the plan in 2016 and 2015, respectively, and there were no disbursements for 2014.  In 2014 the Company expensed $1.3 million based upon actuarial tables for which the appropriate actuarial data for 2014 was utilized.  The actuarial assumptions reflected a discount rate of 3.37%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000.  The Company expensed $126,000 for this plan for the year ended December 31, 2016 and credited expense for $115,000 for the year ended December 31, 2015 based upon other changes to actuarial tables.  As of December 31, 2016, the Company had accrued $3.7 million for potential future payouts.

Note L—Income Taxes

The Company operates predominantly in the United States and is subject to corporate net income taxes for federal and state purposes.  The Company also has minimal operations in foreign jurisdictions.  In prior years these taxes were not considered material to the overall financial statements.

The components of income tax expense (benefit) included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2016	2015	2014
	(in thousands)
Current tax provision (benefit)
Federal	$ 702	$ 286	$ (3,663)
Foreign	329	353	-
State	686	727	2,730
	1,717	1,366	(933)
Deferred tax provision (benefit)
Federal	(13,406)	132	(13,705)
State	(975)	(48)	115
	(14,381)	84	(13,590)

$ (12,664)	$ 1,450	$ (14,523)

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 34% for 2016, 2015 and 2014, respectively, are as follows:

	For the years ended
	December 31,
	2016	2015	2014
	(in thousands)

Computed tax expense at statutory rate	$ (23,509)	$ 2,713	$ 2,479
State taxes	(191)	448	1,877
Tax-exempt interest income	(1,771)	(4,165)	(4,304)
Foreign income tax rate difference	(147)	(163)	(591)
Meals and entertainment	128	196	-
Other nondeductible items	-	1,020	-
Foreign dividend income	719	-	-
Valuation allowance - domestic	8,780	884	(14,485)
Valuation allowance - foreign	3,327	395	354
Other	-	122	147
	$ (12,664)	$ 1,450	$ (14,523)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 2,153	$ 1,496
Non-accrual interest	2,656	1,994
Deferred compensation	1,250	1,309
State taxes	1,638	1,029
Nonqualified stock options	3,446	3,195
Stock appreciation rights	-	100
Tax deductible goodwill	7,071	8,063
Other than temporary impairment	-	147
Partnership interest, Walnut St basis difference	1,654	1,654
Fair value adjustment to investments	13,447	362
Loan charges	17,297	14,372
Unrealized loss on AFS securities	2,665	1,028
AMT tax credit	2,183	1,535
Federal net operating loss	28,525	6,124

Foreign net operating loss	891	1,032
Other	1,914	1,822
Total gross deferred tax assets	86,790	45,262
Federal and state valuation allowance	(24,990)	(5,304)
Foreign valuation allowance	(891)	(1,032)

Deferred tax liabilities:
Foreign tax liabilities	3,327	-
Discount on Class A notes	1,479	2,126
Depreciation	437	593
Total deferred tax liabilities	5,243	2,719
Net deferred tax asset	$ 55,666	$ 36,207

The Company has a federal net operating loss carryforward of approximately $84 million that will begin to expire in 2035.  The Company has approximately $117 million of state net operating losses from several states that will expire at varying times over the next 20 years.  Additionally, the Company has alternative minimum tax credits of $2.2 million to offset taxable income in the future that may be carried forward indefinitely.

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets.  As part of the restatement of the Company’s financial statements for the years ended December 31, 2010, 2011, 2012 and 2013 and for the interim periods included within such years and for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, additional deferred tax assets were generated and available for the year ended December 31, 2014.  Management evaluated those newly-generated assets and increased the valuation allowance accordingly.  The majority of the increase in assets and corresponding increase in the valuation allowance is recognized as a component of discontinued operations.  The federal and state valuation allowance at December 31, 2016 and 2015, respectively, was $25.0 million and $5.3 million and has been allocated accordingly to  continuing and discontinued operations.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the negative evidence is no longer present or diminishes due to growth of positive evidence.

In prior years, the Company did not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries.  A definitive sale agreement for those subsidiaries was signed in first quarter 2017 which is expected to close in second quarter 2017. If the sale does not close, a wind down of operations is likely.  Therefore, a deferred tax liability was recorded as a result of the expected repatriation of cash from a profitable foreign subsidiary.  From its European operations, the Company has net operating loss carryforwards of approximately $8.4 million which may be carried forward indefinitely provided there is no change in ownership or nature of trade of the Company within a defined period. These losses have generated deferred tax assets in the amount of $891,000 which have a full valuation allowance at December 31, 2016. Because of the likelihood of a sale or wind down, it is unlikely that these deferred tax assets will be utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2016	2015	2014
	(in thousands)
Beginning balance at January 1	$ 340	$ 313	$ 352
Increases (decreases) in tax provisions for prior years	(1)	27	(39)
Gross unrecognized tax benefits at December 31	$ 339	$ 340	$ 313

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2016.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

The Company files federal and state returns in jurisdictions with varying statutes of limitations. An examination of the Company’s federal tax returns by the Internal Revenue Service is currently in process. The 2012 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

Note M—Stock-Based Compensation

In May 2013, the Company adopted a Stock Option and Equity Plan (the 2013 Plan).  Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2013 Plan.  The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding  five years from the date of grant.  An aggregate of 2,200,000 shares of common stock were reserved for issuance by the 2013 Plan. Restricted stock units may also be granted under the 2013 Plan with conditions similar to those for options.

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

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2016	1,977,500	$ 8.58	5.47
Granted	300,000	6.75	3.42	-
Exercised	-	-	-	-
Expired	(1,000)	20.98	-	-
Forfeited	(254,875)	8.45	-	-
Outstanding at December 31, 2016	2,021,625	$ 8.32	5.24	$ 529,075
Exercisable at December 31, 2016	1,661,000	$ 8.54	4.43	$ 196,075

A summary of the Company’s restricted stock units is presented below:

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2016	168,045	$ 9.88	1.12
Granted	789,000	5.36	1.78
Vested	(84,020)	9.88
Forfeited	(41,250)	6.12
Outstanding at December 31, 2016	831,775	$ 5.77	1.62

The Company granted 789,000 restricted stock units with a vesting period of three years at a fair value of $5.36 in 2016. The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in 2015. There were no restricted stock units granted in 2014.

A  summary of the status of the Company’s non-vested options under the plans as of December 31, 2016, and changes during the year then ended, is presented below:

		Weighted average
		grant date
	Shares	fair value
Non-Vested at January 1, 2016	219,375	$ 4.91
Granted	300,000	2.89
Vested	(155,625)	5.00
Expired	-	-
Forfeited	(3,125)	4.97
Non-Vested at December 31, 2016	360,625	$ 3.19

The Company granted 300,000 common stock options in 2016, with a vesting period of four years, whereas in 2015, the Company did not grant any common stock options.  In 2014, the Company granted 45,000 common stock options, with a vesting period of 4 years.  The weighted average fair value of the stock options issued in 2016 was $2.89, while it was $4.16 in 2014.  There were 84,020 options exercised and restricted stock units vested in 2016, 132,960 options exercised and restricted stock units vested in

2015 and 113,334 options exercised and restricted stock units vested in 2014.  The total intrinsic value of the options exercised and stock units vested in 2016, 2015 and 2014 was $415,000,  $455,000 and $1.5 million, respectively.  The total fair value of options that vested during the year ended December 31, 2016 was $1.6 million.

As of December 31, 2016, there was a total of $3.5 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.6 years.  For the years ended December 31, 2016, 2015 and 2014 total compensation expense under share based payment arrangements was $2.8 million, $2.0 million and $2.6 million respectively and the related tax benefits recognized were $952,000,  $672,000 and $915,000,  respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2016	2015	2014
Risk-free interest rate	1.85%	-	2.36%
Expected dividend yield	-	-	-
Expected volatility	44.54%	-	41.74%
Expected lives (years)	1.0-5.5	-	5.71

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2016 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011, which terminated on January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party. The former Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The former Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $0,  $9,000 and $112,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012, which expired in May 2015. As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC. in 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Executive Chairman of the Board of Atlas Energy Group. LLC and, prior thereto, of the general partner of Atlas Energy, L.P. , is the brother of the Chairman of the Board and son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P is the father of the Chairman of the Board and spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment, and the base expense charges.  Rent expense was $0,  $35,000 and $104,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Bank maintains deposits for various affiliated companies totaling approximately $5.5 million and $33.4 million as of December 31, 2016 and 2015, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2016, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2016 and 2015, loans to these related parties included in Assets held for sale amounted to $649,000 and $1.8 million.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The  Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2016 and had complied with the terms for all prior repurchase agreements. There were $39.2 million of repurchase transactions outstanding at December 31, 2016.  There were no repurchase transactions outstanding at December 31, 2015.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $4.0 million in 2016, $338,000 in 2015 and $111,000 in 2014 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leases its operations facility for a term expiring in 2025 and leases its Philadelphia offices for a term expiring in 2025.  The Company also has leases for business production offices in North Carolina, Pennsylvania, Maryland, Florida, Washington and Minnesota that expire at various times through 2020.  The Company leases space in South Dakota, Gibraltar and Bulgaria for its prepaid card division.  The leases on these spaces expire at various times through 2022. The Company leases space in Illinois for its Small Business Lending division for a term expiring in 2020.  The Company leases space in Florida for compliance operations for a term expiring in 2020. The Company leases executive office space in New York for a term expiring in 2025. The Company leases a sales office in San Francisco, California for its payments businesses which expires in 2020.  These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents due to escalation clauses, required by these leases are as follows (in thousands):

Year ending December 31,

2017	$ 4,132
2018	4,133
2019	4,175
2020	4,064
2021	3,610
Thereafter	11,561
$ 31,675

Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $4.6 million, $4.6 million and $4.0 million, net of sublease rentals of approximately $67,000,  $0 and $78,000, respectively.  One of the subleases expired in 2014.

2.	Legal Proceedings

On July 17, 2014, a class action securities complaint captioned Fletcher v. The Bancorp Inc., et al., was filed in the United States District Court for the District of Delaware.   A consolidated version of that class action complaint was filed before the same court on January 23, 2015 on behalf of Lead Plaintiffs Arkansas Public Employees Retirement System and Arkansas Teacher Retirement System under the caption of In Re The Bancorp, Inc. Securities Litigation, Case No. 14-cv-0952 (SLR).  On October 26, 2015, Lead Plaintiffs filed an amended consolidated complaint against Bancorp, Betsy Z. Cohen, Paul Frenkiel, Frank M. Mastrangelo and Jeremy Kuiper, which alleges that during a class period beginning January 26, 2011 through June 26, 2015, the defendants made materially false and/or misleading statements and/or failed to disclose that (i) Bancorp had wrongfully extended and modified problem loans and under-reserved for loan losses due to adverse loans, (ii) Bancorp’s operations and credit practices were in violation of the Bank Secrecy Act (BSA), and (iii) as a result, Bancorp’s financial statements, press releases and public statements were materially false and misleading during the relevant period. The amended consolidated complaint further alleged that, as a result, the price of Bancorp’s common stock was artificially inflated and fell once the defendants’ misstatements and omissions were revealed, causing damage to the plaintiffs and the other members of the class.  The complaint asked for an unspecified amount of damages, prejudgment and post-judgment interest and attorneys’ fees.  On July 27, 2016, we and all other individually-named defendants entered into a Stipulation and Agreement of Settlement (Settlement Agreement) with respect to the consolidated class action.  Under the terms of the Settlement Agreement, we agreed to pay $17.5 million to the plaintiffs as full and complete settlement of the litigation.  All amounts paid by us were fully funded by the Company’s insurance carriers.  All terms of the Settlement Agreement were approved by the Court on December 15, 2016.

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and intends to defend against the complaint.  Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

The approximate contract amounts and maturity term of the Company’s credit commitments are as follows:

	December 31,
	2016	2015
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 1,086,304	$ 831,457
Standby letters of credit	3,936	18,536
	$ 1,090,240	$ 849,993

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2016. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The $3.9 million of standby letters of credit expire in 2017.

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

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  In 2016, certain securities were reclassified to level 2 from level 1 based upon an assessment of current market information. In 2015, certain securities were reclassified to level 2 from level 3 based upon current market information.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of  $991.1 million and $1.16 billion at December 31, 2016 and 2015, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices, if available, or by an estimation methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity are based on using “unobservable inputs,” that are the best information available in the circumstances when market information is not available.  Level 3 investment securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

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

Investment in unconsolidated entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, WS 2014. For information regarding this transaction see Note H. The fair value of the notes issued to the Bank by WS 2014 was established by the sales price and subsequently subjected to cash flow analysis. At December 31, 2016, the cash flows were modeled using discount rates of 4.75% on the senior note and 11% on the subordinate note, based on market indications. A constant default rate on cash flowing loans of 1%, which was net of recoveries, was utilized. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of December 31, 2016 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

Demand deposits (comprising interest and non-interest bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were no time deposits outstanding at December 31, 2016, Based upon time deposit maturities at December 31, 2015, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

Interest rate swaps have a fair value which is estimated using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

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

	December 31, 2016
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,248,614	$ 1,248,614	$ -	$ 1,248,614	$ -
Investment securities held-to-maturity	93,467	91,799	-	85,760	6,039
Securities purchased under agreements to resell	39,199	39,199	39,199	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,613	1,613	-	-	1,613
Commercial loans held for sale	663,140	663,140	-	-	663,140
Loans, net	1,222,911	1,219,625	-	-	1,219,625
Investment in unconsolidated entity, senior note	118,389	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	8,541	-	-	8,541
Assets held for sale	360,711	360,711	-	-	360,711
Demand and interest checking	3,816,524	3,816,524	3,816,524	-	-
Savings and money market	421,780	421,780	421,780	-	-
Subordinated debentures	13,401	9,290	-	-	9,290
Securities sold under agreements to repurchase	274	274	274	-	-
Interest rate swaps, asset	3,207	3,207	-	3,207	-

	December 31, 2015
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,070,098	$ 1,070,098	$ -	$ 1,070,098	$ -
Investment securities held-to-maturity	93,590	91,599	7,490	76,552	7,557
Federal Home Loan and Atlantic Central Bankers Bank stock	1,062	1,062	-	-	1,062
Commercial loans held for sale	489,938	489,938	-	-	489,938
Loans, net	1,078,077	1,068,718	-	-	1,068,718
Investment in unconsolidated entity, senior note	166,548	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	11,972	-	-	11,972
Assets held for sale	583,909	583,909	-	-	583,909
Demand and interest checking	3,602,376	3,602,376	3,602,376	-	-
Savings and money market	383,832	383,832	383,832	-	-
Time deposits	428,549	428,711	-	-	428,711
Subordinated debentures	13,401	8,529	-	-	8,529
Securities sold under agreements to repurchase	925	925	925	-	-
Interest rate swaps, asset	43	43	-	43	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 27,702	$ -	$ 27,702	$ -
Asset-backed securities	355,396	-	355,396	-
Obligations of states and political subdivisions	94,533	-	94,533	-
Residential mortgage-backed securities	342,569	-	342,569	-
Collateralized mortgage obligation securities	159,823	-	159,823	-
Commercial mortgage-backed securities	117,086	-	117,086	-
Foreign debt securities	56,497	-	56,497	-
Corporate debt securities	95,008	-	95,008	-
Total investment securities available for sale	1,248,614	-	1,248,614	-
Loans held for sale	663,140	-	-	663,140
Investment in unconsolidated entity, senior note	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	-	-	8,541
Interest rate swaps, asset	3,207	-	3,207	-
	$ 2,041,891	$ -	$ 1,251,821	$ 790,070

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 29,240	$ -	$ 29,240	$ -
Asset-backed securities	191,093	-	191,093	-
Obligations of states and political subdivisions	194,859	-	194,859	-
Residential mortgage-backed securities	209,866	-	209,866	-
Collateralized mortgage obligation securities	172,252	-	172,252	-
Commercial mortgage-backed securities	126,110	-	126,110	-
Foreign debt securities	57,808	-	57,808	-
Corporate debt securities	88,870	-	88,870	-
Total investment securities available for sale	1,070,098	-	1,070,098	-
Loans held for sale	489,938	-	-	489,938
Investment in unconsolidated entity, senior note	166,548	-	-	166,548
Investment in unconsolidated entity, subordinated note	11,972	-	-	11,972
Interest rate swaps, asset	43	-	43	-
	$ 1,738,599	$ -	$ 1,070,141	$ 668,458

The Company’s Level 3 assets are listed below (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Beginning balance	$ -	$ 1,366	$ 489,938	$ 217,080
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	(23)	(3,078)	1,677
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-	528,584	681,526
Sales	-	(1,343)	(352,304)	(410,345)
Settlements	-	-	-	-
Ending balance	$ -	$ -	$ 663,140	$ 489,938

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ (2,674)	$ 4,321

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Investment in
unconsolidated entity
	December 31, 2016	December 31, 2015
Beginning balance	$ 178,520	$ 193,595
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(39,816)	(2,430)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	(11,774)	(12,645)
Ending balance	$ 126,930	$ 178,520

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (39,816)	$ (2,430)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2016 and 2015 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 4,838	$ -	$ -	$ 4,838
Other real estate owned	104	-	-	104
Intangible assets	6,906	-	-	6,906
	$ 11,848	$ -	$ -	$ 11,848

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 2,428	$ -	$ -	$ 2,428
Intangible assets	4,929	-	-	4,929
	$ 7,357	$ -	$ -	$ 7,357
(1)

The method of valuation approach for the impaired loans and other real estate owned was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

Impaired loans that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $4.8 million through the establishment of specific reserves and other writedowns of $1.2 million or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at December 31, 2016, were troubled debt restructured loans with a balance of $1.9 million which had specific reserves of $779,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of December 31, 2016, the Company had entered into twenty-two interest rate swap agreements with an aggregate notional amount of $149.1 million.    Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR.  The Company recorded income of $3.2 million and $984,000 for the years ended December 31, 2016 and 2015, respectively, and a loss of $1.4 million for the year ended December 31, 2014 to recognize the fair value of derivative instruments.  At December 31, 2016, the amount receivable by the Company under these swap agreements was $3.0 million.  At December 31, 2015, the amount payable by the Company under these swap agreements was $60,000.    At December 31, 2016 and 2015, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2,000 and $400,000, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2016 are summarized below (in thousands):

	December 31, 2016
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	0.88%	$ 362
August 17, 2025	4,000	2.27%	0.91%	(3)
August 17, 2025	2,500	2.27%	0.91%	(2)
August 17, 2025	2,500	2.27%	0.91%	(2)
November 27, 2025	1,700	2.10%	0.94%	24
December 11, 2025	2,400	2.14%	0.95%	28
December 17, 2025	3,300	2.18%	0.99%	27
December 23, 2025	6,800	2.16%	1.00%	71
December 24, 2025	8,200	2.17%	1.00%	74
December 29, 2025	9,900	2.20%	1.00%	65
December 30, 2025	14,800	2.19%	1.00%	116
January 28, 2026	3,000	1.87%	0.89%	104
March 10, 2026	1,200	1.69%	0.95%	62
June 8, 2026	27,600	1.61%	0.95%	1,658
July 20, 2026	6,300	1.44%	0.88%	480
November 3, 2026	4,500	1.73%	0.88%	241
November 25, 2026	6,900	2.14%	0.93%	115
December 12, 2026	3,200	2.26%	0.95%	20
December 15, 2026	6,600	2.35%	0.96%	(11)
December 19, 2026	11,400	2.51%	0.99%	(186)
December 29, 2026	1,900	2.47%	1.00%	(23)
January 4, 2027	10,100	2.35%	1.00%	(13)
Total	$ 149,100			$ 3,207

The $3.2 million fair value of the outstanding derivatives at December 31, 2016 as detailed in the above table, were recorded in other assets on the balance sheet.

Note S—Regulatory Matters

It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only from income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  The Bank has entered into consent orders with the FDIC which prohibits the Bank from paying dividends without prior FDIC approval. In addition, the Company  received a Supervisory Letter from the Federal Reserve pursuant to which the Company may not pay dividends without prior Federal Reserve approval.    The Federal Reserve approved the payment of the distributions on the Company’s trust preferred securities due December 15, 2016.   Future payments are subject to future approval by the Federal Reserve. (See Note I)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2016
Total capital
(to risk-weighted assets)
The Bancorp	$ 296,937	13.63%	$ 174,290	>=8.00	N/A	N/A
The Bancorp Bank	293,348	13.53%	173,437	8.00	216,796	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp	290,605	13.34%	130,717	>=6.00	N/A	N/A
The Bancorp Bank	287,016	13.24%	130,078	6.00	173,437	>= 8.00%

Tier I capital
(to average assets)
The Bancorp	290,605	6.90%	168,442	>=4.00	N/A	N/A
The Bancorp Bank	287,016	6.84%	167,782	4.00	211,595	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp	290,605	13.34%	87,145	>=4.00	N/A	N/A
The Bancorp Bank	287,016	13.24%	97,558	4.50	140,917	>= 6.50%

As of December 31, 2015
Total capital
(to risk-weighted assets)
The Bancorp	$ 323,900	14.88%	$ 174,197	>=8.00	N/A	N/A
The Bancorp Bank	310,361	14.18%	175,111	8.00	219,067	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp	319,500	14.67%	87,099	>=6.00	N/A	N/A
The Bancorp Bank	305,961	13.98%	87,556	6.00	175,254	>= 8.00%

Tier I capital
(to average assets)
The Bancorp	319,500	7.17%	178,227	>=4.00	N/A	N/A
The Bancorp Bank	305,961	6.90%	177,292	4.00	221,621	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp	319,500	14.67%	97,986	>=4.00	N/A	N/A
The Bancorp Bank	305,961	13.98%	98,500	4.50	175,254	>= 6.50%

As of December 31, 2016, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, capital rules were modified as part of a multi year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

 The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations. The consent orders required the Bank to pay a $3,000,000 civil money penalty, which was recorded in 2015, and to substantially revise and enhance its compliance programs with respect to the Bank Secrecy Act, or BSA, Anti-Money Laundering Act, or AML, and other areas.  As a result of these orders, the Bank incurred significant remediation expenses for third party consultants in 2016, 2015 and 2014. The vast majority of the expense was to perform a “lookback” to analyze historical transactions which was concluded in the third quarter of 2016.  Additional permanent expenses have and will result due to a significant increase in the number of employees performing BSA/AML related functions.  The consent orders restrict the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  The removal of these limitations depends upon the Bank’s issuance of a BSA report to the FDIC summarizing the completion of certain corrective action and the FDIC’s approval thereof.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

 Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2016	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 23,651	$ 23,944	$ 26,732	$ 27,892
Net interest income	20,556	20,890	23,542	24,978
Provision for loan and lease losses	-	1,060	750	1,550
Non-interest income	18,688	9,540	19,904	(5,646)
Non-interest expense	55,138	57,136	44,171	42,128
Loss from continuing operations before income tax expense	(15,894)	(27,766)	(1,475)	(24,346)
Income tax expense (benefit)	(5,272)	(10,004)	55	2,557

Net loss from continuing operations	(10,622)	(17,762)	(1,530)	(26,903)
Net loss from discontinued operations, net of tax	(290)	(13,598)	(24,021)	(1,766)
Net loss available to common shareholders	$ (10,912)	$ (31,360)	$ (25,551)	$ (28,669)

Net loss per share from continuing operations - basic	$ (0.28)	$ (0.47)	$ (0.03)	$ (0.49)
Net loss per share from discontinued operations - basic	$ (0.01)	$ (0.36)	$ (0.51)	$ (0.03)
Net loss per share - basic	$ (0.29)	$ (0.83)	$ (0.54)	$ (0.52)

Net loss per share from continuing operations - diluted	$ (0.28)	$ (0.47)	$ (0.03)	$ (0.49)
Net loss per share from discontinued operations - diluted	$ (0.01)	$ (0.36)	$ (0.51)	$ (0.03)
Net loss per share - diluted	$ (0.29)	$ (0.83)	$ (0.54)	$ (0.52)

	Three months ended
2015	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 19,717	$ 20,372	$ 21,193	$ 22,248
Net interest income	16,514	17,037	17,798	18,582
Provision for loan and lease losses	665	510	625	300
Non-interest income	20,777	24,724	17,299	70,267
Non-interest expense	40,860	46,434	47,795	58,999
Income (loss) from continuing operations before income tax expense	(4,234)	(5,183)	(13,323)	29,550
Income tax expense (benefit)	(2,427)	(2,684)	(5,706)	12,267
Net income from continuing operations	(1,807)	(2,499)	(7,617)	17,283
Net income (loss) from discontinued operations, net of tax	2,021	2,673	2,042	1,336
Net income (loss) available to common shareholders	$ 214	174	(5,575)	18,619

Net income per share from continuing operations - basic	$ (0.05)	$ (0.07)	$ (0.20)	$ 0.46
Net income (loss) per share from discontinued operations - basic	$ 0.05	$ 0.07	$ 0.05	$ 0.04
Net income per share - basic	$ -	$ -	$ (0.15)	$ 0.50

Net income per share from continuing operations - diluted	$ (0.05)	$ (0.07)	$ (0.20)	$ 0.46
Net income (loss) per share from discontinued operations - diluted	$ 0.05	$ 0.07	$ 0.05	$ 0.04
Net income per share - diluted	$ -	$ -	$ (0.15)	$ 0.50

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Cash and due from banks	$ 8,271	$ 9,473
Investment in subsidiaries	295,788	313,817
Other assets	8,328	10,133
Total assets	$ 312,387	$ 333,423

Liabilities and stockholders' equity

Other liabilities	$ 23	$ 21
Subordinated debentures	13,401	13,401
Stockholders' equity	298,963	320,001
Total liabilities and stockholders' equity	$ 312,387	$ 333,423

Condensed Statements of Operations

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Income
Interest on intercompany loans	$ -	$ 4	$ 13
Other income	40,851	36,283	30,235
Total income	40,851	36,287	30,248

Expense
Interest on subordinated debentures	520	448	478
Non-interest expense	42,416	37,137	32,351
Total expense	42,936	37,585	32,829
Equity in undistributed income of subsidiaries	(94,407)	14,730	58,802
Income (loss) before tax benefit	(96,492)	13,432	56,221
Income tax provision (benefit)	-	-	(888)
Net income (loss) available to common shareholders	$ (96,492)	$ 13,432	$ 57,109

Condensed Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$ (96,492)	$ 13,432	$ 57,109
(Increase) decrease in other assets	1,308	1,580	(3,441)
Increase (decrease) in other liabilities	2	(18)	21
Stock based compensation expense	2,761	1,975	2,641
Equity in undistributed (income) loss	94,407	(14,730)	(58,802)
Net cash used in (provided by) operating activities	1,986	2,239	(2,472)

Investing activities
Net (increase) decrease in loans	-	3,857	(3,857)
Contribution to subsidiary	(78,000)	(3,009)	(58,000)
Net cash used in (provided by) investing activities	(78,000)	848	(61,857)

Financing activities

Proceeds from the issuance of common stock	74,812	-	-
Proceeds from the exercise of common stock options	-	-	103
Net cash provided by financing activities	74,812	-	103
Net increase (decrease) in cash and cash equivalents	(1,202)	3,087	(64,226)
Cash and cash equivalents, beginning of year	9,473	6,386	70,612
Cash and cash equivalents, end of year	$ 8,271	$ 9,473	$ 6,386

Note V—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note W- Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer.  Specialty finance includes commercial mortgage loan sales, SBA loans, leasing and security backed lines of credit and any deposits generated by those business lines.  Payments include prepaid cards, card payments, ACH processing and healthcare accounts.  Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses.  Investment income is reallocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 67,506	$ 2	$ 34,711	$ -	$ 102,219
Interest allocation	-	34,711	(34,711)	-	-
Interest expense	2,958	7,554	1,741	-	12,253
Net interest income	64,548	27,159	(1,741)	-	89,966
Provision for loan and lease losses	3,360	-	-	-	3,360
Non-interest income	(27,913)	63,172	7,228	-	42,486
Non-interest expense	64,266	117,888	16,420	-	198,573
Income (loss) from continuing operations before taxes	(30,991)	(27,557)	(10,933)	-	(69,481)
Income taxes	-	-	(12,664)	-	(12,664)
Income (loss) from continuing operations	(30,991)	(27,557)	1,731	-	(56,817)
Loss from discontinued operations	-	-	-	(39,675)	(39,675)
Net income (loss)	$ (30,991)	$ (27,557)	$ 1,731	$ (39,675)	$ (96,492)

	For the year ended December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 49,789	$ 11	$ 33,730	$ -	$ 83,530
Interest allocation	-	33,730	(33,730)	-	-
Interest expense	5,039	7,445	1,115	-	13,599
Net interest income	44,750	26,296	(1,115)	-	69,931

Provision for loan and lease losses	2,100	-	-	-	2,100
Non-interest income	17,891	97,963	17,213	-	133,067
Non-interest expense	47,863	128,828	17,397	-	194,088
Income (loss) from continuing operations before taxes	12,678	(4,569)	(1,299)	-	6,810
Income taxes	-	-	1,450	-	1,450
Income (loss) from continuing operations	12,678	(4,569)	(2,749)	-	5,360
Income from discontinued operations	-	-	-	8,072	8,072
Net income (loss)	$ 12,678	$ (4,569)	$ (2,749)	$ 8,072	$ 13,432

	For the year ended December 31, 2014
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 36,402	$ 58	$ 34,260	$ -	$ 70,720
Interest allocation	-	34,261	(34,261)	-	-
Interest expense	3,964	6,137	1,194	-	11,295
Net interest income	32,438	28,182	(1,195)	-	59,425
Provision for loan and lease losses	1,202	-	-	-	1,202
Non-interest income	19,030	65,509	510	-	85,049
Non-interest expense	37,933	79,145	18,902	-	135,980
Income (loss) from continuing operations before taxes	12,333	14,546	(19,587)	-	7,292
Income taxes	-	-	(14,523)	-	(14,523)
Income (loss) from continuing operations	12,333	14,546	(5,064)	-	21,815
Income from discontinued operations	-	-	-	35,294	35,294
Net income (loss)	$ 12,333	$ 14,546	$ (5,064)	$ 35,294	$ 57,109

December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,019,180	$ 27,935	$ 2,450,288	$ 360,711	$ 4,858,114
Total liabilities	$ 596,574	$ 3,401,142	$ 561,435	$ -	$ 4,559,151

December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,747,558	$ 35,165	$ 2,399,191	$ 583,909	$ 4,765,823
Total liabilities	$ 783,866	$ 2,991,856	$ 670,100	$ -	$ 4,445,822

Note W—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition including sales to independent purchasers.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the assets of the commercial lending operations to be disposed are presented as assets held for sale from discontinued operations on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,
	2016	2015	2014
		(in thousands)
Interest income	$ 18,275	$ 28,925	$ 44,097
Interest expense	-	-	-
Provision for loan and lease losses	-	-	26,919
Net interest income (loss) after provision	18,275	28,925	17,178

Non interest income	749	2,513	1,624
Non interest expense	62,141	18,645	(35,823)

Income (loss) before taxes	(43,117)	12,793	54,625
Income taxes	(3,442)	4,721	19,331
Net income (loss)	$ (39,675)	$ 8,072	$ 35,294

	December 31,	December 31,
	2016	2015
	(in thousands)
Loans, net	$ 340,396	$ 568,748
Other assets	20,315	15,161
Total assets	$ 360,711	$ 583,909

Based upon an independent third party review performed as of September 30, 2014, the first reporting date after discontinuance of commercial loan operations, the Company marked the $1.20 billion commercial lending portfolio balance as of that date to lower of cost or market.  An independent third party financial advisory firm assisted in the lower of cost or market valuation, using the income approach in a discounted cash flow model.  Large balance commercial loans were modeled on a loan level basis. Small balance commercial loans were modeled on a pool basis where loans are grouped by common characteristics including loan type, loan collateral, amortization type and coupon.  The expected cash flows for the loans or pools were derived from the contractual loan terms, adjusted for prepayments and credit considerations as applicable. An independent third party also assisted in the valuation by reviewing the majority of the credit portfolio for credit inputs into the model. Based on that review, weighted average fair values were applied to the loans not specifically reviewed. Discount rates used in the model were derived from observable market interest rates or credit spreads for comparable loans including national and regional commercial loan pricing surveys, dealer market research and market pricing quotations for new issuance.  Market quoted interest rates were adjusted for the subject loan or pool to account for differences in loan characteristics including loan term, loan size, loan vintage and loan credit quality. These analyses are performed at each quarterly and annual reporting period based on available internal and external inputs including loan workout and loan review department inputs.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	3.96%-9.89%

Small balance commercial loans	Discounted cash flows	Discount rate	3.99%-9.18%

   The Company has securitized or sold loans with a book value of approximately $406.8 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $406.8 million of loans sold had a face value of approximately $481.7 million. Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were securitized in the fourth quarter of 2014 to WS 2014. The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the securitization was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans securitized, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  In the third quarter of 2016, $64.6 million of loans were sold at minimal gain.  The Company continues to pursue additional loan dispositions.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2016.  Their report dated March 16, 2017 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in the 2017 Proxy Statement to be filed is incorporated herein by reference

Item 11. Executive Compensation

Information included in the 2017 Proxy Statement to be filed is incorporated herein by reference

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2017 Proxy Statement to be filed is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in the 2017 Proxy Statement to be filed is incorporated herein by reference

Item 14. Principal Accountant Fees and Services

Information included in the 2017 Proxy Statement to be filed is incorporated herein by reference

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on From 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2016 and 2015

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2016

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2016

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated October 23, 2016 between the Bancorp, Inc. and Health Equity, Inc.(14)
3.1.1	Certificate of Incorporation dated July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002(1)
3.1.2	Amendment to Certificate of Incorporation dated July 30, 2009(19)
3.1.3	Amendment to Certificate of Incorporation dated June 1, 2016(19)
3.1.4	Certificate of Designation designating Series C Mandatorily Convertible Cumulative Perpetual Non-Voting Preferred Stock dated August 5, 2016(18)
3.2	Amended and Restated Bylaws(12)
4.1	Specimen stock certificate(1)
10.1	1999 Stock Option Plan (the “1999 SOP”)(2)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP(2)
10.3	Form of Grant of Incentive Stock Options under the 1999 SOP(2)
10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”)(3)
10.5	Form of Grant of Non-Qualified Stock Option under the 2005 Plan(4)
10.6	Form of Grant of Incentive Stock Option under the 2005 Plan(4)
10.7	Form of Stock Unit Award Agreement under the 2005 Plan(5)
10.8	Employee and Non-employee Director Non-Cash Compensation Plan(1)
10.9	Stock Option and Equity Plan of 2011(6)
10.10	Form of Grant of Stock Option under the 2011 Plan (7)
10.11	Form of Restricted Stock Unit Award Agreement (8)
10.12	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (9)
10.13	Form of Grant of Stock Option under the 2013 Plan(10)
10.14	Form of Grant of Restricted Stock under the 2013 Plan(10)
10.15	Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and Cantor Fitzgerald and Company(11)

10.16	Sales Agreement dated July 10, 2014 among the Bancorp, Inc., The Bancorp Bank and BTIG, LLC(12)
10.17	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (13)
10.18	Offer Letter dated December 13, 2015 between the Bancorp, Inc. and John C. Chrystal(15)
10.19	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (16)
10.20	Letter Agreement with Damian Kozlowski(17)
10.21	Letter Agreement with Hugh McFadden(17)
10.22	Letter Agreement with John Leto(17)
10.23	Securities Purchase Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors(18)
10.24	Registration Rights Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors(18)
10.25	Subscription Agreement, dated August 5, 2016, between The Bancorp, Inc. and the purchasers named therein(18)
12.1	Ratio of earnings to fixed changes
21.1	Subsidiaries of Registrant
23.1	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

*	Filed herewith.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our current report on Form 8-K filed March 22, 2011, and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein.
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our current report on Form 8-K filed July 11, 2014, and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our annual report on Form 10-K filed March 17, 2014.

(13)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein.
(14)	Filed previously as an exhibit to our current report on Form 8-K filed October 27, 2015 and by this reference incorporated herein.
(15)	Filed previously as an exhibit to our current report on Form 8-K filed December 15, 2015 and by this reference incorporated herein.
(16)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015 and by this reference incorporated herein.
(17)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed August 9, 2016, and by this reference incorporated herein.
(18)	Filed previously as an exhibit to the current report on Form 8-K filed August 8, 2016 and by this reference incorporated herein.
(19)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2017	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

/s/ Damian M. Kozlowski	Chief Executive Officer	March 16, 2017
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ John C. Chrystal	Director	March 16, 2017
JOHN C. CHRYSTAL

/s/ Daniel G. Cohen	Director	March 16, 2017
DANIEL G. COHEN

/s/ Walter T. Beach	Director	March 16, 2017
WALTER T. BEACH

/s/ Michael J. Bradley	Director	March 16, 2017
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 16, 2017
MATTHEW COHN

/s/ William H. Lamb	Director	March 16, 2017
WILLIAM H. LAMB

/s/ James J. McEntee III	Director	March 16, 2017
JAMES J. MCENTEE III

/s/ Mei-Mei Tuan	Director	March 16, 2017
MEI-MEI TUAN

/s/ Hersh Kozlov	Director	March 16, 2017
HERSH KOZLOV

/s/ John Eggemeyer	Director	March 16, 2017
JOHN EGGEMEYER

/s/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 16, 2017
PAUL FRENKIEL	(principal accounting officer)