Form 10-Q
period 2017-03-31
Bancorp, Inc.
filed 2017-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

Commission file number: 51018

THE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road, Wilmington, DE 19809	(302) 385-5000
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 4, 2017 there were 55,689,187 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 4,671	$ 4,127
Interest earning deposits at Federal Reserve Bank	669,042	955,733
Securities purchased under agreements to resell	65,248	39,199
Total cash and cash equivalents	738,961	999,059

Investment securities, available-for-sale, at fair value	1,215,892	1,248,614
Investment securities, held-to-maturity (fair value $92,158 and $91,799, respectively)	93,443	93,467
Commercial loans held for sale	480,913	663,140
Loans, net of deferred loan fees and costs	1,264,127	1,222,911
Allowance for loan and lease losses	(7,294)	(6,332)
Loans, net	1,256,833	1,216,579
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	2,589	1,613
Premises and equipment, net	22,993	24,125
Accrued interest receivable	10,296	10,589
Intangible assets, net	5,844	6,906
Other real estate owned	104	104
Deferred tax asset, net	54,155	55,666
Investment in unconsolidated entity, at fair value	125,982	126,930
Assets held for sale from discontinued operations	341,286	360,711
Other assets	55,351	50,611
Total assets	$ 4,404,642	$ 4,858,114

LIABILITIES
Deposits
Demand and interest checking	$ 3,607,076	$ 3,816,524
Savings and money market	428,723	421,780
Total deposits	4,035,799	4,238,304

Securities sold under agreements to repurchase	273	274
Subordinated debentures	13,401	13,401
Long-term borrowings	-	263,099
Other liabilities	45,400	44,073
Total liabilities	4,094,873	4,559,151

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,757,559 and 55,419,204
shares issued at March 31, 2017 and December 31, 2016, respectively	55,758	55,419
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	360,801	360,564
Accumulated deficit	(103,978)	(111,941)
Accumulated other comprehensive loss	(1,946)	(4,213)
Total shareholders' equity	309,769	298,963

Total liabilities and shareholders' equity	$ 4,404,642	$ 4,858,114

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2017	2016
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 17,629	$ 15,869
Interest on investment securities:
Taxable interest	9,005	6,532
Tax-exempt interest	72	321
Federal funds sold/securities purchased under agreements to resell	227	27
Interest earning deposits	1,516	902
	28,449	23,651
Interest expense
Deposits	3,434	2,971
Subordinated debenture	138	124
	3,572	3,095
Net interest income	24,877	20,556
Provision for loan and lease losses	1,000	-
Net interest income after provision for loan and lease losses	23,877	20,556

Non-interest income
Service fees on deposit accounts	1,675	847
Card payment and ACH processing fees	1,528	1,267
Prepaid card fees	13,547	13,574
Gain (loss) on sale of loans	5,383	(1,433)
Gain on sale of investment securities	503	2,026
Change in value of investment in unconsolidated entity	(19)	812
Leasing income	551	404
Affinity fees	1,021	1,094
Other	30	97
Total non-interest income	24,219	18,688

Non-interest expense
Salaries and employee benefits	18,006	19,584
Depreciation and amortization	1,206	1,239
Rent and related occupancy cost	1,461	1,459
Data processing expense	3,480	3,960
Printing and supplies	505	543
Audit expense	421	255
Legal expense	1,738	749
Amortization of intangible assets	379	294
FDIC insurance	2,065	2,350
Software	3,228	2,168
Insurance	678	510
Telecom and IT network communications	592	378
Securitization and servicing expense	(5)	569
Consulting	534	1,677
Bank Secrecy Act and lookback consulting expenses	-	14,315
Other	3,495	5,088
Total non-interest expense	37,783	55,138
Income (loss) from continuing operations before income taxes	10,313	(15,894)
Income tax provision (benefit)	4,011	(5,272)
Net income (loss) from continuing operations	$ 6,302	$ (10,622)
Discontinued operations
Income (loss) from discontinued operations before income taxes	2,667	(369)

Income tax benefit	1,006	(79)
Income (loss) from discontinued operations, net of tax	1,661	(290)
Net income (loss) available to common shareholders	$ 7,963	$ (10,912)

Net income (loss) per share from continuing operations - basic	$ 0.11	$ (0.28)
Net income (loss) per share from discontinued operations - basic	$ 0.03	$ (0.01)
Net income (loss) per share - basic	$ 0.14	$ (0.29)

Net income (loss) per share from continuing operations - diluted	$ 0.11	$ (0.28)
Net income (loss) per share from discontinued operations - diluted	$ 0.03	$ (0.01)
Net income (loss) per share - diluted	$ 0.14	$ (0.29)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2017	2016
	(in thousands)
Net income (loss)
Other comprehensive income (loss) net of reclassifications into net income:	$ 7,963	$ (10,912)

Other comprehensive income (loss)
Change in net unrealized gain during the period	4,273	11,373
Reclassification adjustments for losses included in income	(503)	(2,026)
Reclassification adjustments for foreign currency translation gains	-	335
Amortization of losses previously held as available-for-sale	9	8
Net unrealized gain	3,779	9,690

Deferred tax expense
Securities available-for-sale:
Change in net unrealized (loss) gain during the period	1,709	4,550
Reclassification adjustments for losses included in income	(201)	(810)
Amortization of losses previously held as available-for-sale	4	3
Income tax expense related to items of other comprehensive income	1,512	3,743

Other comprehensive income net of tax and reclassifications into net income	2,267	5,947
Comprehensive income (loss)	$ 10,230	$ (4,965)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2017

(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Retained	comprehensive
	shares	stock	stock	capital	earnings	income	Total

Balance at January 1, 2017	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income					7,963		7,963
Common stock issuance expense	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	338,355	339	-	(338)	-	-	1
Stock-based compensation	-	-	-	775	-	-	775
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	2,267	2,267

Balance at March 31, 2017	55,757,559	$ 55,758	$ (866)	$ 360,801	$ (103,978)	$ (1,946)	$ 309,769

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net income (loss) from continuing operations	$ 6,302	$ (10,622)
Net income (loss) from discontinued operations	1,661	(290)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,585	1,533
Provision for loan and lease losses	1,000	-
Net amortization of investment securities discounts/premiums	2,219	2,057
Stock-based compensation expense	775	553
Loans originated for sale	(100,618)	(75,313)
Sale of loans originated for resale	25,129	250,223
Gain on sales of loans originated for resale	(5,383)	1,433
Gain on sale of fixed assets	(13)	(6)
Fair value adjustment on investment in unconsolidated entity	(19)	179
Gain on sales of investment securities	(503)	(2,026)
Decrease in accrued interest receivable	293	299
Increase in other assets	(5,033)	(2,873)
Decrease (increase) in discontinued assets held for sale	5,102	2,223
Increase in other liabilities	1,328	34,363
Net cash provided by (used in) operating activities	(66,175)	201,733

Investing activities
Purchase of investment securities available-for-sale	(36,693)	(292,345)
Proceeds from sale of investment securities available-for-sale	30,374	78,971
Proceeds from redemptions and prepayments of securities held-to-maturity	-	28
Proceeds from redemptions and prepayments of securities available-for-sale	41,127	40,053
Net increase in loans	(41,254)	(35,998)
Net decrease in discontinued loans held for sale	14,323	45,138
Proceeds from sale of fixed assets	132	8
Purchases of premises and equipment	(193)	(1,302)
Investment in unconsolidated entity	967	1,130
Net cash provided by (used in) investing activities	8,783	(164,317)

Financing activities
Net decrease in deposits	(202,505)	(415,801)
Net decrease in securities sold under agreements to repurchase	(1)	(254)
Common stock issuance expense	(200)	-
Net cash used in financing activities	(202,706)	(416,055)

Net decrease in cash and cash equivalents	(260,098)	(378,639)

Cash and cash equivalents, beginning of period	999,059	1,155,162

Cash and cash equivalents, end of period	$ 738,961	$ 776,523

Supplemental disclosure:
Interest paid	$ 3,566	$ 3,268
Taxes paid	$ 35	$ 141

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)  have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K Report). The results of operations for the three month period ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2017, the Company had  four  stock-based compensation plans, which are more fully described in its 2016 Form 10-K Report.

The Company did not  grant stock options during the three month periods ended March 31, 2017 or March 31, 2016. There were no common stock options exercised in the three month periods ended March 31, 2017 or March 31, 2016.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2017	2,021,625	$ 8.32	5.24	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(2,500)	10.45	-	-
Outstanding at March 31, 2017	2,019,125	$ 8.32	4.99	$ -
Exercisable at March 31, 2017	1,696,625	$ 8.58	4.22	$ -

The Company granted 799,559 restricted stock units (RSUs) in the first three months of 2017, of which 664,559 have a vesting period of three years, and 135,000 have a vesting period of one year.  All the RSUs granted in the first quarter of 2017 had a fair value of $5.06 at issuance.  In the first three months of 2016, the Company granted 489,000 RSUs, of which 320,000 RSUs have a vesting period of three years, and 169,000 have a vesting period of one year.  All the RSUs granted in the first quarter of 2016 had a fair value of $4.50 at issuance.  The total fair value of RSUs vested for the three months ended March 31, 2017 and 2016 was $1.9 million and $829,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2017	831,775	$ 5.77	1.62
Granted	799,559	5.06
Vested	(338,355)	5.64
Forfeited	(39,525)	5.06
Outstanding at March 31, 2017	1,253,454	$ 5.38	2.31

As of March 31, 2017, there was a total of $6.8 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.  Related compensation expense for the three months ended March 31, 2017 and 2016 was $775,000 and $553,000, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 6,302	55,534,279	$ 0.11
Effect of dilutive securities
Common stock options	-	218,217	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,302	55,752,496	$ 0.11

	For the three months ended
	March 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 1,661	55,534,279	$ 0.03
Effect of dilutive securities
Common stock options	-	218,217	-
Diluted earnings per share
Net earnings available to common shareholders	$ 1,661	55,752,496	$ 0.03

	For the three months ended
	March 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 7,963	55,534,279	$ 0.14
Effect of dilutive securities
Common stock options	-	218,217	-
Diluted earnings per share
Net earnings available to common shareholders	$ 7,963	55,752,496	$ 0.14

Stock options for 2,019,125 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at March 31, 2017, but were not included in the dilutive earnings per share because the exercise price per share was greater than the average market price.

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

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

Available-for-sale	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 28,580	$ 41	$ (85)	$ 28,536
Asset-backed securities *	315,525	1,778	(785)	316,518
Tax-exempt obligations of states and political subdivisions	15,339	146	(46)	15,439
Taxable obligations of states and political subdivisions	77,085	1,678	(389)	78,374
Residential mortgage-backed securities	340,819	877	(4,511)	337,185
Collateralized mortgage obligation securities	152,805	629	(1,200)	152,234
Commercial mortgage-backed securities	133,608	267	(621)	133,254
Foreign debt securities	56,056	200	(172)	56,084
Corporate debt securities	97,947	620	(299)	98,268
	$ 1,217,764	$ 6,236	$ (8,108)	$ 1,215,892

March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 109,638	$ 152	$ (750)	$ 109,040
Collateralized loan obligation securities	188,380	1,499	(15)	189,864
Other	17,507	127	(20)	17,614
	$ 315,525	$ 1,778	$ (785)	$ 316,518

Held-to-maturity	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,995	$ 327	$ (2,901)	$ 15,421
Other debt securities - pooled	75,448	1,289	-	76,737
	$ 93,443	$ 1,616	$ (2,901)	$ 92,158

Available-for-sale	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,771	$ 23	$ (92)	$ 27,702
Asset-backed securities *	355,622	1,811	(2,037)	355,396
Tax-exempt obligations of states and political subdivisions	15,492	129	(137)	15,484
Taxable obligations of states and political subdivisions	78,143	1,539	(633)	79,049
Residential mortgage-backed securities	347,120	598	(5,149)	342,569
Collateralized mortgage obligation securities	160,649	619	(1,445)	159,823
Commercial mortgage-backed securities	117,844	250	(1,008)	117,086
Foreign debt securities	56,603	168	(274)	56,497
Corporate debt securities	95,005	421	(418)	95,008
	$ 1,254,249	$ 5,558	$ (11,193)	$ 1,248,614

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 122,579	$ 346	$ (2,000)	$ 120,925
Collateralized loan obligation securities	215,117	1,294	(14)	216,397
Other	17,926	171	(23)	18,074
	$ 355,622	$ 1,811	$ (2,037)	$ 355,396

Held-to-maturity	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,983	$ 179	$ (3,026)	$ 15,136
Other debt securities - pooled	75,484	1,179	-	76,663
	$ 93,467	$ 1,358	$ (3,026)	$ 91,799

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $2.6  million and $1.6 million, respectively, at March 31, 2017 and December 31, 2016.

The amortized cost and fair value of the Company’s investment securities at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 7,040	$ 7,030	$ -	$ -
Due after one year through five years	154,682	155,192	7,006	7,238
Due after five years through ten years	414,421	412,866	-	-
Due after ten years	641,621	640,804	86,437	84,920
	$ 1,217,764	$ 1,215,892	$ 93,443	$ 92,158

At March 31, 2017 and December 31, 2016,  there were no investment securities pledged to secure securities sold under repurchase agreements as required or permitted by law.  The balance of pledged securities was reduced to $0 as balances requiring pledging were not expected to increase from minimal levels exceeded by deposit insurance.  At March 31, 2017 and December 31, 2016, investment securities with a fair value of approximately $594.1 million and $607.2 million, respectively, were pledged to secure a line of credit with the FHLB and a letter of credit with that institution.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities. The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first three months of 2017.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2017 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	10	$ 19,255	$ (30)	$ 7,719	$ (55)	$ 26,974	$ (85)
Asset-backed securities	22	6,646	(28)	90,808	(757)	97,454	(785)
Tax-exempt obligations of states and
political subdivisions	8	6,127	(38)	3,277	(8)	9,404	(46)
Taxable obligations of states and
political subdivisions	21	30,742	(389)	-	-	30,742	(389)
Residential mortgage-backed securities	67	178,043	(4,262)	35,738	(249)	213,781	(4,511)
Collateralized mortgage obligation securities	26	69,385	(793)	33,828	(407)	103,213	(1,200)
Commercial mortgage-backed securities	21	74,023	(611)	2,332	(10)	76,355	(621)
Foreign debt securities	29	25,862	(172)	-	-	25,862	(172)
Corporate debt securities	35	30,144	(299)	-	-	30,144	(299)
Total temporarily impaired
investment securities	239	$ 440,227	$ (6,622)	$ 173,702	$ (1,486)	$ 613,929	$ (8,108)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 6,177	$ (2,901)	$ 6,177	$ (2,901)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,177	$ (2,901)	$ 6,177	$ (2,901)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2016 (dollars in thousands):

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

Other securities included in the held-to-maturity classification at March  31, 2017 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note, two single-issuer trust preferred securities and one pooled trust preferred security.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of the two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.4 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of March 31, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,911	$ 2,005	$ 94	Not rated
Security B	9,078	6,177	(2,901)	Not rated

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending. The Company also originates loans for sale to other financial institutions which issue commercial mortgage backed securities or to secondary government guaranteed loan markets. These sales are accounted for as true sales, and there is no continuing involvement in these loans after the sale. Servicing rights on these loans are not retained.   The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At March 31, 2017, the fair value of the loans held for sale was $480.9 million and the unpaid principal balance was $478.2  million.  Included in the gain on sale of loans in the Statements of Operations were losses recognized from changes in fair value of $155,000 for the three months ended March 31, 2017.  There were no significant changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees on the Statements of Operations.

In the second quarter of 2016, the Company purchased approximately $60 million in fleet vehicle leases which resulted in a customer list intangible of $3.4 million.  The balance of the $8.0 million purchase price was allocated to premium which is being amortized over the estimated average lives of the purchased leases.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2017	2016

SBA non real estate	$ 75,800	$ 74,644
SBA commercial mortgage	114,703	126,159
SBA construction	12,985	8,826
SBA loans *	203,488	209,629
Direct lease financing	363,172	346,645
SBLOC	660,423	630,400
Other specialty lending	12,443	11,073
Other consumer loans	16,318	17,374
	1,255,844	1,215,121
Unamortized loan fees and costs	8,283	7,790
Total loans, net of deferred loan costs	$ 1,264,127	$ 1,222,911

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.4 million at both March 31, 2017 and December 31, 2016.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 209,980	$ 215,786
SBA loans included in held for sale	159,831	154,016
Total SBA loans	$ 369,811	$ 369,802

The following table provides information about impaired loans at March 31, 2017 and December 31, 2016 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2017
Without an allowance recorded
SBA non real estate	$ 181	$ 181	$ -	$ 187	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	-	-	-	-	-
Consumer - home equity	1,719	1,719	-	1,724	-
With an allowance recorded					-
SBA non real estate	2,990	2,990	1,569	2,586	-
SBA commercial mortgage	908	908	145	454	-
Direct lease financing	684	684	166	709	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	3,171	3,171	1,569	2,773	-

SBA commercial mortgage	908	908	145	454	-
Direct lease financing	684	684	166	709	-
Consumer - home equity	1,719	1,719	-	1,724	-
	6,482	6,482	1,880	5,660	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2017  or December 31, 2016) (in thousands):

	March 31,	December 31,
	2017	2016

Non-accrual loans
SBA non real estate	$ 3,028	$ 1,530
SBA commercial mortgage	908	-
Consumer	1,433	1,442
Total non-accrual loans	5,369	2,972

Loans past due 90 days or more	1,534	661
Total non-performing loans	6,903	3,633
Other real estate owned	104	104
Total non-performing assets	$ 7,007	$ 3,737

The Company’s loans that were modified as of March 31, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	3	$ 1,041	$ 1,041	2	$ 844	$ 844
Direct lease financing	1	684	684	1	734	734
Consumer	1	286	286	1	288	288
Total	5	$ 2,011	$ 2,011	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings as of March  31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 897	$ -	$ 144	$ 700
Direct lease financing	-	-	684	-	-	734
Consumer	-	-	286	-	-	288
Total	$ -	$ 144	$ 1,867	$ -	$ 144	$ 1,722

The following table summarizes, as of March 31, 2017,  loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 897
Total	2	$ 897

As of March 31, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
March 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	-	-	-	(35)	-	-	(12)	-	(47)
Recoveries	-	-	-	-	-	-	9	-	9
Provision (credit)	1,096	151	38	(372)	15	10	100	(38)	1,000
Ending balance	$ 3,072	$ 888	$ 114	$ 1,587	$ 330	$ 42	$ 1,072	$ 189	$ 7,294

Ending balance: Individually evaluated for impairment	$ 1,569	$ 145	$ -	$ 166	$ -	$ -	$ -	$ -	$ 1,880

Ending balance: Collectively evaluated for impairment	$ 1,503	$ 743	$ 114	$ 1,421	$ 330	$ 42	$ 1,072	$ 189	$ 5,414

Loans:
Ending balance	$ 75,800	$ 114,703	$ 12,985	$ 363,172	$ 660,423	$ 12,443	$ 16,318	$ 8,283	$ 1,264,127

Ending balance: Individually evaluated for impairment	$ 3,171	$ 908	$ -	$ 684	$ -	$ -	$ 1,719	$ -	$ 6,482

Ending balance: Collectively evaluated for impairment	$ 72,629	$ 113,795	$ 12,985	$ 362,488	$ 660,423	$ 12,443	$ 14,599	$ 8,283	$ 1,257,645

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

March 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	4,400
Charge-offs	-	-	-	(20)	-	-	(12)	-	(32)
Recoveries	-	-	-	6	-	-	4	-	10
Provision (credit)	78	302	37	(174)	(169)	(69)	(1)	(4)	-
Ending balance	$ 922	$ 710	$ 85	$ 834	$ 593	$ 130	$ 927	$ 177	$ 4,378

Ending balance: Individually evaluated for impairment	$ 121	$ -	$ -	$ -	$ -	$ -	$ 44	$ -	$ 165

Ending balance: Collectively evaluated for impairment	$ 801	$ 710	$ 85	$ 834	$ 593	$ 130	$ 883	$ 177	$ 4,213

Loans:
Ending balance	$ 71,220	$ 120,415	$ 9,736	$ 240,670	$ 592,656	$ 48,153	$ 21,782	$ 9,421	$ 1,114,053

Ending balance: Individually evaluated for impairment	$ 808	$ -	$ -	$ -	$ -	$ -	$ 1,591	$ -	$ 2,399

Ending balance: Collectively evaluated for impairment	$ 70,412	$ 120,415	$ 9,736	$ 240,670	$ 592,656	$ 48,153	$ 20,191	$ 9,421	$ 1,111,654

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2017 or December 31, 2016.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2017	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 203	$ 393	$ -	$ 3,028	$ 3,624	$ 72,176	$ 75,800
SBA commercial mortgage	-	-	-	908	908	113,795	114,703
SBA construction	-	-	-	-	-	12,985	12,985
Direct lease financing	2,538	754	1,534	-	4,826	358,346	363,172
SBLOC	-	-	-	-	-	660,423	660,423
Other specialty lending	-	-	-	-	-	12,443	12,443
Consumer - other	-	-	-	-	-	5,165	5,165
Consumer - home equity	-	-	-	1,433	1,433	9,720	11,153
Unamortized loan fees and costs	-	-	-	-	-	8,283	8,283
	$ 2,741	$ 1,147	$ 1,534	$ 5,369	$ 10,791	$ 1,253,336	$ 1,264,127

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

March 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 50,145	$ 3,011	$ 4,664	$ -	$ -	$ -	$ 17,980	$ 75,800
SBA commercial mortgage	84,925	-	908	-	-	10,335	18,535	114,703
SBA construction	12,985	-	-	-	-	-	-	12,985
Direct lease financing	138,829	-	4,426	-	-	20,233	199,684	363,172
SBLOC	295,012	-	-	-	-	11,365	354,046	660,423
Other specialty lending	12,443	-	-	-	-	-	-	12,443
Consumer	9,087	286	2,265	-	-	-	4,680	16,318
Unamortized loan fees and costs	-	-	-	-	-	-	8,283	8,283
	$ 603,426	$ 3,297	$ 12,263	$ -	$ -	$ 41,933	$ 603,208	$ 1,264,127

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $18.4  million and $5.5 million as of March 31, 2017 and December 31, 2016, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.  At March 31, 2017, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Assets held for sale, amounted to $385,000 at March 31, 2017 and $649,000 at December 31, 2016.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows: The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB, primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at March 31, 2017 and had complied with all terms for all prior repurchase agreements. There were $65.2 million and $39.2 million of repurchase agreements outstanding at March 31, 2017 and at December 31, 2016, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $1.0 million and $45,000 for legal services for the three months ended March 31, 2017 and March 31, 2016, respectively.

Note 8. Fair Value Measurements

ASC 825, “Financial Instruments Available for Sale”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $739.0 million and $999.1  million as of March 31, 2017 and December 31, 2016, respectively, which approximated fair values.

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

Federal Home Loan Bank, or FHLB, and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held for sale have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions.

The net loan portfolio at March 31, 2017 and December 31, 2016 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value.

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank (i) a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and (ii) a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of March 31, 2017 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at March 31, 2017, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	March 31, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,215,892	$ 1,215,892	$ -	$ 1,215,892	$ -
Investment securities held-to-maturity	93,443	92,158	-	85,981	6,177
Securities purchased under agreements to resell	65,248	65,248	65,248	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	2,589	2,589	-	-	2,589
Commercial loans held for sale	480,913	480,913	-	-	480,913
Loans, net of deferred loan fees and costs	1,264,127	1,261,591	-	-	1,261,591
Investment in unconsolidated entity, senior note	117,799	117,799	-	-	117,799
Investment in unconsolidated entity, subordinated note	8,183	8,183	-	-	8,183
Assets held for sale	341,286	341,286	-	-	341,286
Demand and interest checking	3,607,076	3,607,076	3,607,076	-	-
Savings and money market	428,723	428,723	428,723	-	-
Subordinated debentures	13,401	9,558	-	-	9,558
Securities sold under agreements to repurchase	273	273	273	-	-
Interest rate swaps, asset	3,657	3,657	-	3,657	-

	December 31, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,248,614	$ 1,248,614	$ -	$ 1,248,614	$ -
Investment securities held-to-maturity	93,467	91,799	-	85,760	6,039
Securities purchased under agreements to resell	39,199	39,199	39,199	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,613	1,613	-	-	1,613
Commercial loans held for sale	663,140	663,140	-	-	663,140
Loans, net of deferred loan fees and costs	1,222,911	1,219,625	-	-	1,219,625
Investment in unconsolidated entity, senior note	118,389	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	8,541	-	-	8,541
Assets held for sale	360,711	360,711	-	-	360,711
Demand and interest checking	3,816,524	3,816,524	3,816,524	-	-
Savings and money market	421,780	421,780	421,780	-	-
Subordinated debentures	13,401	9,290	-	-	9,290
Securities sold under agreements to repurchase	274	274	274	-	-
Interest rate swaps, asset	3,207	3,207	-	3,207	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 28,536	$ -	$ 28,536	$ -
Asset-backed securities	316,518	-	316,518	-
Obligations of states and political subdivisions	93,813	-	93,813	-
Residential mortgage-backed securities	337,185	-	337,185	-
Collaterized mortgage obligation securities	152,234	-	152,234	-
Commercial mortgage-backed securities	133,254	-	133,254	-
Foreign debt securities	56,084	-	56,084	-
Corporate debt securities	98,268	-	98,268	-
Total investment securities available for sale	1,215,892	-	1,215,892	-
Loans held for sale	480,913	-	-	480,913
Investment in unconsolidated entity, senior note	117,799	-	-	117,799
Investment in unconsolidated entity, subordinated note	8,183	-	-	8,183
Interest rate swaps, asset	3,657	-	3,657	-
	$ 1,826,444	$ -	$ 1,219,549	$ 606,895

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 27,702	$ -	$ 27,702	$ -
Asset-backed securities	355,396	-	355,396	-
Obligations of states and political subdivisions	94,533	-	94,533	-
Residential mortgage-backed securities	342,569	-	342,569	-
Collaterized mortgage obligation securities	159,823	-	159,823	-
Commercial mortgage-backed securities	117,086	-	117,086	-
Foreign debt securities	56,497	-	56,497	-
Corporate debt securities	95,008	-	95,008	-
Total investment securities available for sale	1,248,614	-	1,248,614	-
Loans held for sale	663,140	-	-	663,140
Investment in unconsolidated entity, senior note	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	-	-	8,541
Interest rate swaps, asset	3,207	-	3,207	-
	$ 2,041,891	$ -	$ 1,251,821	$ 790,070

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Commercial loans
held for sale
	March 31, 2017	December 31, 2016
Beginning balance	$ 663,140	$ 489,938
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(155)	(3,078)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases
Issuances	100,618	528,584
Sales	(282,690)	(352,304)
Settlements	-	-
Ending balance	$ 480,913	$ 663,140

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ 155	$ (2,674)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Beginning balance	$ 126,930	$ 178,520	$ 360,711	$ 583,909
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(19)	(39,816)	-	(48,836)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	(63,712)
Settlements	(929)	(11,774)	(19,425)	(110,650)
Ending balance	$ 125,982	$ 126,930	$ 341,286	$ 360,711

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (19)	$ (39,816)	$ -	$ (48,836)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 6,482	$ -	$ -	$ 6,482
Other real estate owned	104	-	-	104
Intangible assets	5,844	-	-	5,844
	$ 12,430	$ -	$ -	$ 12,430

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs *
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 4,838	$ -	$ -	4,838
Other real estate owned	104	-	-	104
Intangible assets	6,906	-	-	6,906
	$ 11,848	$ -	$ -	$ 11,848

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7 to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2017, impaired loans and troubled debt restructuring that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, are $6.5 million through specific reserves and other write downs of $1.9 million or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at March 31, 2017 were troubled debt restructured loans with a balance of $2.0 million which had specific reserves of $732,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of March 31, 2017, the Company had entered into twenty-four interest rate swap agreements with an aggregate notional amount of $158.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a gain of $450,000 for the three months ended March 31, 2017 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount receivable by the Company under these swap agreements was $3.7 million at March 31, 2017, which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $1.1 million as of March 31, 2017.

The maturity dates, notional amounts, interest rates paid and received, and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2017 are summarized below (in thousands):

	March 31, 2017
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.03%	$ 373
August 17, 2025	4,000	2.27%	1.04%	11
August 17, 2025	2,500	2.27%	1.04%	7
August 17, 2025	2,500	2.27%	1.04%	7
November 27, 2025	1,700	2.10%	1.05%	30
December 11, 2025	2,400	2.14%	1.12%	36
December 17, 2025	3,300	2.18%	1.15%	38
December 23, 2025	6,800	2.16%	1.16%	94
December 24, 2025	8,200	2.17%	1.16%	102
December 29, 2025	9,900	2.20%	1.15%	100
December 30, 2025	14,800	2.19%	1.15%	167
January 28, 2026	3,000	1.87%	1.04%	112
June 8, 2026	27,600	1.61%	1.11%	1,711
July 20, 2026	6,300	1.44%	1.03%	490
November 3, 2026	4,500	1.73%	1.03%	251
November 25, 2026	6,900	2.14%	1.05%	137
December 12, 2026	3,200	2.26%	1.12%	32
December 15, 2026	6,600	2.35%	1.13%	15
December 19, 2026	11,400	2.51%	1.15%	(137)
December 29, 2026	1,900	2.47%	1.15%	(15)
January 4, 2027	10,100	2.35%	1.00%	25
January 11, 2027	3,200	2.26%	1.01%	33
January 17, 2027	1,900	2.21%	1.02%	28
February 2, 2027	5,700	2.36%	1.03%	10
Total	$ 158,700			$ 3,657

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($682,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of March 31, 2017, the accumulated amortization was $1.1 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($2.7 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of March 31, 2017, the accumulated amortization was $9.2 million.  For both 2017 and 2016, amortization expense for the first quarter was $250,000.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  For 2017, amortization expense for the first quarter was $85,000. Over the next five years amortization will be $1,700,000.  The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2017, the accumulated amortization was $312,000.

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

In March 2016, the FASB issued ASU 2016-09 – “Compensation – Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Update simplifies the accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital. In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation. The Company adopted the guidance in first quarter 2017 and the adoption did not have material impact on first quarter results.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – “Financial Instruments – Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in the first quarter of 2019, the Company does not expect to elect that option. The Company is evaluating the impact of the Update on the consolidated financial statements. The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities. The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DCGL, from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and intends to defend against the complaint. Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

	For the three months ended March 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 17,929	$ -	$ 10,520	$ -	$ 28,449
Interest allocation	-	10,520	(10,520)	-	-
Interest expense	966	2,364	242	-	3,572
Net interest income	16,963	8,156	(242)	-	24,877
Provision for loan and lease losses	1,000	-	-	-	1,000
Non-interest income	7,440	16,640	139	-	24,219
Non-interest expense	13,674	19,647	4,463	-	37,783
Income (loss) from continuing operations before taxes	9,729	5,149	(4,565)	-	10,313
Income tax	-	-	4,011	-	4,011
Income (loss) from continuing operations	9,729	5,149	(8,576)	-	6,302
Income from discontinued operations	-	-	-	1,661	1,661
Net income (loss)	$ 9,729	$ 5,149	$ (8,576)	$ 1,661	$ 7,963

	For the three months ended March 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 15,851	$ 1	$ 7,799	$ -	$ 23,651
Interest allocation	-	7,799	(7,799)	-	-
Interest expense	684	1,871	540	-	3,095
Net interest income	15,166	5,929	(540)	-	20,556
Provision for loan and lease losses	-	-	-	-	-
Non-interest income	282	16,350	2,056	-	18,688
Non-interest expense	14,655	35,901	4,582	-	55,138
Income (loss) from continuing operations before taxes	794	(13,622)	(3,066)	-	(15,894)
Income tax benefit	-	-	(5,272)	-	(5,272)
Income (loss) from continuing operations	794	(13,622)	2,206	-	(10,622)
Income from discontinued operations	-	-	-	(290)	(290)
Net income (loss)	$ 794	$ (13,622)	$ 2,206	$ (290)	$ (10,912)

March 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,881,214	$ 32,056	$ 2,150,087	$ 341,286	$ 4,404,642
Total liabilities	$ 592,330	$ 3,210,411	$ 292,132	$ -	$ 4,094,873

December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,019,180	$ 27,935	$ 2,450,288	$ 360,711	$ 4,858,114
Total liabilities	$ 596,574	$ 3,401,142	$ 561,435	$ -	$ 4,559,151

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
	(in thousands)
Interest income	$ 3,361	$ 5,819
Interest expense	-	-
Provision for loan and lease losses	-	-
Net interest income after provision	3,361	5,819

Non interest income	106	52
Non interest expense	800	6,240

Income (loss) before taxes	2,667	(369)
Income tax (benefit) provision	1,006	(79)
Net income (loss)	$ 1,661	$ (290)

	March 31,	December 31,
	2017	2016
	(in thousands)
Loans, net	$ 308,043	$ 340,396
Other assets	33,243	20,315
Total assets	$ 341,286	$ 360,711

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third party consultant information, internal loan review analysis and third party review of impairments.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $308.0 million of loans remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $126.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	4.07% - 10.12%

Small balance commercial loans	Discounted cash flows	Discount rate	4.04 - 9.39%

Note 16. Subsequent Events

The Company evaluated its March 31, 2017 financial statements for subsequent events through the date the financial statements were issued. The sale of the Company’s minimal prepaid European operations closed on April 3, 2017 and is planned to be accounted for as a sale in the second quarter of 2017. As part of the sales agreement, the Company sold all of its equity interests in three operating subsidiaries that constituted the Gibraltar-based European prepaid operation for one Great Britain pound and other good and valuable consideration, while agreeing with the buyer that certain assets owned by the subsidiaries would be excluded and that the subsidiaries, collectively, would have a minimum $2.6 million level of working capital at the closing. The remaining fourth European subsidiary that supported the Company’s European operations terminated all operations and initiated a wind-down and liquidation process that we expect will be completed in the third or fourth quarter. It is estimated that non-interest expenses in excess of $400,000 per quarter will be eliminated as a result of the sale. Multiple sales of approximately $100 million, which are comprised of the Company’s remaining health savings accounts, received approval from regulatory authorities, and are scheduled to close in the second quarter of 2017. The transactions with a sales price of approximately $3 million are planned to be accounted for when the transactions close.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

 Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing lending operations, we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial mortgage backed securities, or CMBS. SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.

In our banking operations, we focus on providing our services on a national basis to organizations with a pre-existing customer base who can use one or more selected banking services tailored to support or complement the services provided by these organizations to their customers.  These services include private label banking, credit and debit card processing for merchants affiliated with independent service organizations, and prepaid cards, also known as stored value cards, for insurers, incentive plans, large retail chains and consumer service organizations.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity group banking.  Our private label banking, merchant processing and prepaid card programs are a source of fee income and low-cost deposits.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximately $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $308.0 million of loans remain in assets held for sale on the balance sheet, which reflects related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $126.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.  We have been exiting certain deposit relationships to reduce excess balances at the Federal Reserve Bank.

The results of the first quarter of 2017 reflected a return to profitability, consistent with our business plan and budget. Net income was $8.0 million. Continuing growth in revenue resulted from loan growth including leasing balances which grew 51% year over year reflecting organic growth and the purchase of lease receivables. Yields continue to exceed 6% on that portfolio and contributed to a higher net interest margin. Expense reductions also contributed to first quarter earnings and non-interest expense was $3.0 million less than the prior year first quarter. Additional expense reductions are in progress and will impact the remainder of 2017; however, timing of such expense reductions is difficult to project. A gain on sale of loans into a securitization yielded approximately a $5.0 million gain for the quarter. We continue to pursue additional loan originations and are anticipating at least one additional sale into a securitization in 2017. Prepaid card fees are the largest driver of non-interest income and were $13.5 million, or $1.5 million higher than the fourth quarter of 2016. The increase reflected the seasonal fees associated with tax refund prepaid cards. Fees were comparable to the prior year first quarter reflecting the exit of a client which changed ownership and the termination of several programs whose sponsors decided to exit prepaid cards. Those volumes were partially offset by organic growth.

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

On December 23, 2015 the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order supersedes in its entirety the terms of a previous consent order entered into in 2012.

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

Results of Operations

First quarter 2017 to first quarter 2016

Net Income: Net income from continuing operations for the first quarter of 2017 was $6.3 million, or $0.11 per diluted share, compared to net loss of $10.6 million, or $.28 per diluted share for the first quarter of 2016.  After discontinued operations, net income for the first quarter of 2017 was $8.0 million compared to a net loss of $10.9 million for the first quarter of 2016.   Net interest income for the first quarter of 2017 compared to the first quarter of 2016 increased to $24.9 million from $20.6 million primarily as a result of higher loan balances and yields. Non-interest income (excluding security gains and losses) increased $7.1 million, which reflected a $6.8 million increase in gain on sale of loans and an $828,000 increase in service fees on deposit accounts.  Non-interest expense reflected a $14.3 million decrease in BSA lookback consulting expense, a decrease of $3.0 million of other non-interest expense and a $1.0 million increase in the provision for loan and lease losses.  The $3.0 million decrease in other non-interest expenses (excluding BSA lookback) included a $1.6 million decrease in salaries and employee benefits expense.  At the end of the third quarter of 2016, we eliminated approximately 20% of  the Bank’s staff positions.  Diluted income per share was $0.14 in the first quarter of 2017 compared to $0.29 loss per share in the first quarter of 2016 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the first quarter of 2017 increased to $24.9 million, an increase of $4.3 million, or 21.0%, from $20.6 million in the first quarter of  2016.  Our interest income for the first quarter of 2017 increased to $28.4 million, an increase of $4.8 million, or 20.3%, from $23.7 million for the first quarter of 2016.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.66 billion for first quarter 2017 from $1.50 billion for first quarter 2016, while related interest income increased $1.7 million on a tax equivalent basis.  The increase in average loans reflected the second quarter 2016 purchase of approximately $60 million of lease contracts in addition to organic growth in leasing, SBA and SBLOC lending.  Our average investment securities increased slightly to $1.34 billion for first quarter 2017 from $1.22 billion for first quarter 2016, and related tax equivalent interest income increased $2.1 million on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2017 increased to 2.70% from 2.56% in the first quarter of 2016, an increase of 14 basis points. The increase in the net interest margin reflected higher yields on loans and reduced balances of lower yielding deposits at the Federal Reserve Bank.

In the first quarter of 2017, the average yield on our loans increased to 4.25% from 4.22% for the first quarter of 2016, an increase of 3 basis points.  The increase in loan yields reflected a greater proportion of  higher yielding loans, especially lease balances which increased approximately 51% reflecting organic growth and lease receivables purchased. Yields on taxable investment securities in the first quarter of 2017 increased to 2.72% compared to 2.27% for the first quarter of 2016, an increase of 45 basis points.  The increase reflected the impact of a 25 basis point Federal Reserve Bank rate increase in December 2016.  Yields on non-taxable investments were higher at 2.88% compared to 2.60%, respectively, an increase of 28 basis points, reflecting the sale and maturity of shorter term, lower yielding securities.  Average interest earning deposits at the Federal Reserve Bank decreased $27.9 million, or 3.5%, to $771.5 million in the first quarter of 2017 from $799.4 million in the first quarter of 2016.  While the Bank continues to exit certain non strategic relationships to reduce excess Federal Reserve Balances, most of the reductions were offset by growth in other deposit relationships. The interest cost of total deposits and interest bearing liabilities increased to 0.35% for the first quarter of 2017 compared to 0.30% in the first quarter of 2016.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,634,136	$ 17,371	4.25%	$ 1,476,112	$ 15,556	4.22%
Leases - bank qualified*	21,180	396	7.48%	27,798	482	6.94%
Investment securities-taxable	1,325,247	9,005	2.72%	1,149,101	6,532	2.27%
Investment securities-nontaxable*	15,423	111	2.88%	75,846	493	2.60%
Interest earning deposits at Federal Reserve Bank	771,529	1,516	0.79%	799,398	902	0.45%
Federal funds sold and securities purchased under agreement to resell	49,829	227	1.82%	7,422	27	1.46%
Net interest earning assets	3,817,344	28,626	3.00%	3,535,677	23,992	2.71%

Allowance for loan and lease losses	(6,221)			(4,399)
Assets held for sale from discontinued operations	335,929	3,361	4.00%	588,685	5,819	3.95%
Other assets	280,505			299,551
	$ 4,427,557			$ 4,419,514

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,657,413	$ 2,787	0.30%	$ 3,471,909	$ 2,441	0.28%
Savings and money market	429,713	647	0.60%	387,651	225	0.23%
Time	-	-	0.00%	206,393	305	0.59%
Total deposits	4,087,126	3,434	0.34%	4,065,953	2,971	0.29%

Repurchase agreements	275	-	0.00%	856	-	0.00%
Subordinated debt	13,401	138	4.12%	13,401	124	3.70%
Total deposits and interest bearing liabilities	4,100,802	3,572	0.35%	4,080,210	3,095	0.30%

Other liabilities	20,234			21,329
Total liabilities	4,121,036			4,101,539

Shareholders' equity	306,521			317,975
	$ 4,427,557			$ 4,419,514

Net interest income on tax equivalent basis *		$ 28,415			$ 26,716

Tax equivalent adjustment		177			341

Net interest income		$ 28,238			$ 26,375

Net interest margin *			2.70%			2.56%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first quarter of 2017, average interest earning assets increased to $3.82 billion, an increase of $281.7 million, or 8.0% from the first quarter of 2016.  The increase reflected a $151.4 million, or 10.1%, increase in average loans and a $115.7 million, or 9.4%, increase of average investment securities.  Average demand and interest checking deposits increased $185.5 million, or 5.3% which resulted primarily from growth in prepaid card deposits.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $1.0 million for the first quarter of 2017 compared to $0 for the first quarter of 2016.  The allowance for loan losses increased to $7.3 million or 0.58% of total loans at March 31, 2017, from $6.3 million, or 0.52%, of total loans at December 31, 2016.  The higher provision in 2017 resulted primarily from the unguaranteed portion of non-real estate secured SBA loans. We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $23.7 million in the first quarter of 2017 compared to $16.7 million in the first quarter of 2016 before gains on sale of investment securities of $503,000 in the first quarter of 2017 and $2.0 million in the first quarter of 2016.  The $7.1 million, or 42.3% increase, between those respective periods reflected a $6.8 million increase in gain on sale of loans to $5.4 million in the first quarter of 2017.  The increase primarily reflected a $5.0 million gain on sale of loans into a securitization in 2017.  Prepaid card fees decreased slightly by $27,000, or 0.2%, to $13.5 million for first quarter 2017. Prepaid card volume and fees decreased  as a result of a client which exited to another bank due to a change in ownership and also from the termination of two programs whose sponsors decided to exit prepaid cards. Those volumes were partially offset by organic growth. Service fees on deposit accounts increased $828,000, or 97.8%, to $1.7 million for the first quarter of 2017, reflecting increases in service charges on safe harbor individual retirement accounts.  Affinity fees decreased slightly by $73,000, or 6.7%, to $1.0 million for the first quarter of 2017 from $1.1 million for the first quarter of 2016 reflecting lower transaction volume.  Other non-interest income decreased $67,000, or 69.1%, to $30,000 for the first quarter of 2017 from $97,000 in the first quarter of 2016.

Non-Interest Expense. Total non-interest expense was $37.8 million for the first quarter of 2017, a decrease of  $17.4 million, or 31.5%, from $55.1 million for the first quarter of 2016.  The decrease included the end of consulting expenses for the BSA lookback which amounted to $14.3 million in the first quarter of 2016.  Salaries and employee benefits totaled $18.0 million, a decrease of $1.6 million, or 8.1%, from $19.6 million for the first quarter of 2016.  The decrease in salaries and employee benefits reflected bankwide staff reductions in the third quarter of 2016 which reduced total staff by approximately 20%, the impact of which was partially offset by temporary staff utilized for regulatory compliance including BSA and the SEC subpoena.  Depreciation and amortization decreased  by $33,000, or 2.7%, to $1.2 million in the first quarter of 2017 from $1.2 million in the first quarter of 2016. The decrease reflected reduced spending on fixed assets.  Rent and occupancy was comparable at $1.5 million in the first quarter of 2017.  Data processing decreased by $480,000, or 12.1%, to $3.5 million in the first quarter of 2017 from $4.0 million in the first quarter of 2016. The decrease reflected lower account and transaction volume as a result of the phase out an affinity program. It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $38,000, or 7.0%, to $505,000 in the first quarter of 2017 from $543,000 in the first quarter of 2016.  Audit expense increased $166,000, or 65.1%, to $421,000 in the first quarter of 2017 from $255,000 in the first quarter of 2016 which reflected increased regulatory compliance audit fees and fees related to our lease receivables purchase.  Legal expense increased $989,000,  or 132.0%, to  $1.7 million in the first quarter of 2017 from $749,000 in the first quarter of 2016 primarily as a result of regulatory costs  associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”).  Amortization of intangible assets increased $85,000, or 28.9%, to $379,000 for the first quarter of 2017 from $294,000 for the first quarter of 2016.  The increase resulted primarily from the amortization of the intangible asset resulting from the second quarter 2016 purchase of $60 million of lease receivables.  FDIC insurance expense decreased $285,000, or 12.1%,  to $2.1 million for the first quarter of 2017 from $2.4 million in the first quarter of 2016 due to a decrease in the FDIC assessment rate.  Software expense increased $1.1 million, or 48.9%, to $3.2 million in the first quarter of 2017 from $2.2 million in the first quarter of 2016 as a result of additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $168,000, or 32.9%, to $678,000 in the first quarter of 2017 compared to $510,000 in the first quarter of 2016. The increase reflected higher cyber, director and officer coverages and an increase resulting from the acquisition of $60 million of lease receivables. Telecom and IT network communications increased $214,000,or 56.6%, to $592,000 in the first quarter of 2017 from $378,000 in the first quarter of 2016. Securitization and servicing expense decreased $574,000, or 100.9%, to a credit of $5,000 for the first quarter of 2017 from $569,000 for the first quarter of 2016 reflecting the timing of professional services performed in connection with potential loan sales into securitizations. Consulting decreased $1.1 million, or 68.2%, to $534,000 in the first quarter of 2017 from $1.7 million in the first quarter of 2016. The decrease reflected consulting related to investor relations, CMBS loans, information technology and  regulatory consulting that was incurred in 2016. Other non-interest expense decreased $1.6 million, or 31.3%, to $3.5 million in the first quarter of 2017 from $5.1 million in the first quarter of 2016.  The decrease reflected reductions of $523,000 in travel and entertainment expense, $235,000 in postage, $133,000 in other leasing expense, $109,000 in prepaid deposit losses, $109,000 in SBA loan related expense, $91,000 in directors’ fees, $85,000 in customer identification expense and $80,000 in dues and subscriptions.

Income Taxes. Income tax expense for continuing operations was $4.0 million for the first quarter of 2017 compared to a benefit of $5.3 million in the first quarter of 2016.  The 38.8% effective tax rate in 2017 reflected the statutory 35% rate and the impact of state income taxes.  The 33.2% effective benefit rate in 2016 reflected statutory rates which were reduced by a greater amount of tax exempt municipal income in that year.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn nominal rates of interest. While such exits continued in the first quarter of 2017, they were offset by growth in prepaid card deposits. Accordingly, overnight balances at the Federal Reserve Bank averaged $771.5 million for the first quarter of 2017, which was comparable to the prior year first quarter. Investment securities available-for-sale also provide a significant source of liquidity. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first three months of 2017.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates. However, the focus of our business model is to identify affinity groups that control significant deposits as part of their business. A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market. Nonetheless, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times during the year, especially the first quarter as a result of tax refund prepaid card balances. We plan to exit additional deposit relationships to continue to manage excess liquidity.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first three months of 2017, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank.  As of March  31, 2017, we had a $359.6 million line of credit with the Federal Home Loan Bank and  a $181.0 million line of credit with the Federal Reserve Bank.  These lines may be collateralized by specified types of loans or securities, and we expect to continue to maintain these facilities.  We actively monitor our positions and contingent funding sources on a daily basis. As of March  31, 2017, we did not have any borrowings outstanding on our lines of credit.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of March 31, 2017, we had approximate cash reserves of $13.8 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $150,000 based on a floating rate of 3.25% over LIBOR. We expect that the conditions under which the amendment to the 2014 Consent Order was issued will have been remediated, and the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at March  31, 2017 were $669.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to approximately the 75 basis point level offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $41.3 million for the three months ended March  31, 2017, and $36.0 million for the three months ended March  31, 2016.   Net redemptions of investment securities for the three months ended March 31, 2017, were $34.8 million compared to net purchases of $173.3 million for the prior year. Deposit outflows resulted from exiting deposits to reduce excess balances at the Federal Reserve Bank.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.22 billion and  $1.09 billion as of March  31, 2017 and December 31, 2016, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customer’s investment account. However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity Tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2017, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2017
The Bancorp, Inc.	6.96%	14.74%	15.09%	14.74%
The Bancorp Bank	6.74%	14.28%	14.63%	14.28%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2016
The Bancorp, Inc.	6.90%	13.34%	13.63%	13.34%
The Bancorp Bank	6.84%	13.24%	13.53%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March  31, 2017.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 187,678	$ 11,766	$ 52,154	$ 35,713	$ 193,602
Loans net of deferred loan costs	819,845	58,226	209,846	166,550	9,660
Investment securities	422,677	166,487	158,149	186,808	375,214
Interest earning deposits	669,042	-	-	-	-
Securities purchased under agreements to resell	65,248	-	-	-	-
Total interest earning assets	2,164,490	236,479	420,149	389,071	578,476

Interest bearing liabilities:
Demand and interest checking	2,320,641	93,795	93,795	-	-
Savings and money market	107,181	214,361	107,181	-	-
Securities sold under agreements to repurchase	273	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,441,496	308,156	200,976	-	-
Gap	$ (277,006)	$ (71,677)	$ 219,173	$ 389,071	$ 578,476
Cumulative gap	$ (277,006)	$ (348,683)	$ (129,510)	$ 259,561	$ 838,037
Gap to assets ratio	-6%	-2%	5%	9%	13%
Cumulative gap to assets ratio	-6%	-8%	-3%	6%	19%

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

Financial Condition

General.    Our total assets at March 31, 2017 were $4.40 billion, of which our total loans were $1.26 billion. At December 31, 2016, our total assets were $4.86 billion, of which our total loans were $1.22 billion.

Interest earning deposits and federal funds sold.  At March 31, 2017, we had a total of $669.0 million of interest earning deposits compared to $955.7 million at December 31, 2016, a decrease of $286.7 million, or 30.0%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected their deployment into higher yielding loans and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities decreased to $1.31 billion at March 31, 2017, a decrease of $32.7 million, or 2.4%, from year-end 2016.  The decrease in investment securities was primarily a result of maturities and payments.  Other securities, included in the held-to-maturity classification at March 31, 2017, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note and two single-issuer trust preferred securities.

A total of $18.0 million of other debt securities - single issuers is comprised of the following: (i) amortized cost of two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company; and (ii) the book value of a bank senior note of $7.0 million.

A total of $75.4 million of other debt securities - pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,911	$ 2,005	$ 94	Not rated
Security B	9,078	6,177	(2,901)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the three months ended March 31, 2017 and March  31, 2016,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $2.6 million at March 31, 2017, compared to $1.6 million at December 31, 2016.  The increase resulted from additional Federal Home Loan Bank stock required for larger daily advances to enhance liquidity management and for .

Investment securities with a carrying value of $594.1 million at March 31, 2017 and $607.2 million at December 31, 2016 were pledged to secure a line of credit with the Federal Home Loan Bank and a letter of credit with that institution, as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale in secondary markets.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments or quoted prices for the same or similar loans.  Commercial loans held for sale decreased to $480.9 million at March  31, 2017 from $663.1 million at December 31, 2016 as a result of loan sales.

Loan portfolio. Total loans increased to $1.26 billion at March  31, 2017 from $1.22 billion at December 31, 2016.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2017	2016

SBA non real estate	$ 75,800	$ 74,644
SBA commercial mortgage	114,703	126,159
SBA construction	12,985	8,826
SBA loans *	203,488	209,629
Direct lease financing	363,172	346,645
SBLOC	660,423	630,400
Other specialty lending	12,443	11,073
Other consumer loans	16,318	17,374
	1,255,844	1,215,121
Unamortized loan fees and costs	8,283	7,790
Total loans, net of deferred loan costs	$ 1,264,127	$ 1,222,911

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 209,980	$ 215,786
SBA loans included in held for sale	159,831	154,016
Total SBA loans	$ 369,811	$ 369,802

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.   The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve losses inherent in the portfolio at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is stated below.

At March 31, 2017, approximately 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2017 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At March 31, 2017, approximately 45% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2017 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end. The 100% coverage includes loan review work performed by designated SBA department personnel.  Although loans are not typically purchased, loans for Community Reinvestment Act, or CRA,   purposes are periodically purchased.  At March  31, 2017, approximately 77% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2017 is 35%.  At March 31, 2017, approximately 39% of the leasing portfolio had been reviewed. The review threshold is $1,000,000, of which 100% of such relationships were reviewed.

CMBS (Floating Rate) – The targeted review threshold for 2017 is 100%, to be reviewed within 90 days of booking. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed based on a sampling each quarter. Floating rate loans will be re-reviewed if any available extension options are exercised. By April 30, 2017, 100% of loans outstanding at March 31, 2017 had been reviewed.

CMBS (Fixed Rate) – CMBS fixed rate loans will generally not be reviewed as they are sold on the secondary market in a relatively short period of time. 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually. At March  31, 2017,  100% of the CMBS fixed rate portfolio on the books for nine months  had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans. At March 31, 2017, approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2017 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually. A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At March  31, 2017, approximately 83% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
March 31, 2017	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 203	$ 393	$ -	$ 3,028	$ 3,624	$ 72,176	$ 75,800
SBA commercial mortgage	-	-	-	908	908	113,795	114,703
SBA construction	-	-	-	-	-	12,985	12,985
Direct lease financing	2,538	754	1,534	-	4,826	358,346	363,172
SBLOC	-	-	-	-	-	660,423	660,423
Other specialty lending	-	-	-	-	-	12,443	12,443
Consumer - other	-	-	-	-	-	5,165	5,165
Consumer - home equity	-	-	-	1,433	1,433	9,720	11,153
Unamortized loan fees and costs	-	-	-	-	-	8,283	8,283
	$ 2,741	$ 1,147	$ 1,534	$ 5,369	$ 10,791	$ 1,253,336	$ 1,264,127

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2017	2016

Ratio of the allowance for loan losses to total loans	0.58%	0.39%
Ratio of the allowance for loan losses to nonperforming loans *	105.66%	162.45%
Ratio of nonperforming assets to total assets *	0.16%	0.06%
Ratio of net charge-offs to average loans	0.00%	0.00%
Ratio of net charge-offs to average loans annualized	0.01%	0.01%

* Includes loans 90 days past due still accruing interest

The ratio of the allowance for loan and lease losses to total loans was 0.58% at March  31, 2017, compared to 0.39% at March  31, 2016. The higher current period ratio reflected an increase in the allowance which exceeded proportional loan growth during the period. The higher allowance reflected an increased allowance for the non government guaranteed portion of non real estate secured SBA loans. The increased allowance for those loans reflected higher levels of non performing SBA loans which reduced the ratio of the allowance to non-performing loans. The ratio of the allowance for loan losses to non-performing loans decreased to 105.66% at March  31, 2017, from 162.45% at March  31,  2016, primarily as a result of an increase in SBA non-performing loans.  The ratio of non-performing assets to total assets also increased  as a result of that increase in non-performing loans, to .16% from .06%.  Net charge-offs to average loans remained at 0.00% for the three months ended March 31, 2017 and 2016.

Net charge-offs.  Net charge-offs were $38,000 for the three months ended March  31, 2017,  an increase of $16,000 from net charge-offs for the same period of 2016.  The majority of the charge-offs in the first three months of 2017 and 2016 were associated with leasing relationships.

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

	March 31,	December 31,
	2017	2016

Non-accrual loans
SBA non real estate	$ 3,028	$ 1,530
SBA commercial mortgage	908	-
Consumer	1,433	1,442
Total non-accrual loans	5,369	2,972

Loans past due 90 days or more	1,534	661
Total non-performing loans	6,903	3,633
Other real estate owned	104	104
Total non-performing assets	$ 7,007	$ 3,737

Loans that were modified as of March 31, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	3	$ 1,041	$ 1,041	2	$ 844	$ 844
Direct lease financing	1	684	684	1	734	734
Consumer	1	286	286	1	288	288
Total	5	$ 2,011	$ 2,011	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 897	$ -	$ 144	$ 700
Direct lease financing	-	-	684	-	-	734
Consumer	-	-	286	-	-	288
Total	$ -	$ 144	$ 1,867	$ -	$ 144	$ 1,722

The following table summarized as of March 31, 2017 loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 897
Total	2	$ 897

As of March 31, 2017 and December 31, 2016,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at March 31, 2017 and December 31, 2016:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2017
Without an allowance recorded
SBA non real estate	$ 181	$ 181	$ -	$ 187	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	-	-	-	-	-
Consumer - home equity	1,719	1,719	-	1,724	-
With an allowance recorded					-
SBA non real estate	2,990	2,990	1,569	2,586	-
SBA commercial mortgage	908	908	145	454	-
Direct lease financing	684	684	166	709	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	3,171	3,171	1,569	2,773	-
SBA commercial mortgage	908	908	145	454	-
Direct lease financing	684	684	166	709	-
Consumer - home equity	1,719	1,719	-	1,724	-
	6,482	6,482	1,880	5,660	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

We had $5.4 million of non-accrual loans at March  31, 2017 compared to $3.0 million of non-accrual loans at December 31, 2016.  The $2.4 million increase in non-accrual loans was primarily due to $2.5 million of loans placed on non-accrual status partially offset by $86,000 of loan payments.  Loans past due 90 days or more still accruing interest amounted to $1.5 million at March  31, 2017 and $661,000 at December 31, 2016.  The $873,000 increase reflected $1.2 million of additions partially offset by $301,000 of loan payments and $28,000 of loans moved to repossessed assets.

We had $104,000 of other real estate owned at March 31, 2017 and December 31, 2016.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March 31, 2017 and December 31, 2016:

March 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 50,145	$ 3,011	$ 4,664	$ -	$ -	$ -	$ 17,980	$ 75,800
SBA commercial mortgage	84,925	-	908	-	-	10,335	18,535	114,703
SBA construction	12,985	-	-	-	-	-	-	12,985
Direct lease financing	138,829	-	4,426	-	-	20,233	199,684	363,172
SBLOC	295,012	-	-	-	-	11,365	354,046	660,423
Other specialty lending	12,443	-	-	-	-	-	-	12,443
Consumer	9,087	286	2,265	-	-	-	4,680	16,318
Unamortized loan fees and costs	-	-	-	-	-	-	8,283	8,283
	$ 603,426	$ 3,297	$ 12,263	$ -	$ -	$ 41,933	$ 603,208	$ 1,264,127

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”

Premises and equipment, net.  Premises and equipment amounted to $23.0 million at March  31, 2017 compared to $24.1 million at December 31, 2016.  The decrease reflected depreciation and a reduction in purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the securitization of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; (i) a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and (ii) a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $126.0 million investment in unconsolidated entity at March 31, 2017.

Assets held for sale. Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $341.3 million at March 31, 2017 compared to $360.7 million at December 31, 2016.  The decrease resulted primarily from loan repayments.

Deposits. Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with  a range of interest rates and terms, including demand, checking and money market accounts.  One strategic focus is growing these accounts through affinity groups.  At March 31, 2017, we had total deposits of $4.04 billion compared to $4.24 billion at December 31, 2016, a decrease of $202.5 million or 4.8%.  The decrease reflected the planned exit of deposit relationships and excess balances at the Federal Reserve at overnight rates, which distort capital ratios.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the three months ended
	March 31, 2017		March 31, 2016
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,657,413	0.30%	$ 3,471,909	0.28%
Savings and money market	429,713	0.60%	387,651	0.39%
Time	-	0.00%	206,393	0.58%
Total deposits	$ 4,087,126	0.34%	$ 4,065,953	0.30%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had $0 of outstanding advances from the Federal Home Loan Bank as of March 31, 2017 and December 31, 2016.   Long-term borrowings of $263.1 million at December 31, 2016 reflected the proceeds of loans sold into a securitization which, at that date, was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required for true sale accounting was completed, and the sale was recorded in that quarter. We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $45.4 million at March 31, 2017 compared to $44.1 million at December 31, 2016, representing an increase of $1.3 million.  Other liabilities consist primarily of prepaid card payables and accrued expenses.

Off balance sheet arrangements.  There were no off-balance sheet arrangements during the three months ended March 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DGCL,  from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and intends to defend against the complaint. Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated.

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

THE BANCORP INC
(Registrant)

May 10, 2017	/s/ Damian Kozlowski
Date	Damian Kozlowski
President/Chief Executive Officer

May 10, 2017	/s/ Paul Frenkiel
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith