Form 10-Q
period 2017-06-30
Bancorp, Inc.
filed 2017-08-08
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2017

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2017, there were 55,857,645 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 6,458	$ 4,127
Interest earning deposits at Federal Reserve Bank	475,387	955,733
Securities purchased under agreements to resell	65,076	39,199
Total cash and cash equivalents	546,921	999,059

Investment securities, available-for-sale, at fair value	1,149,116	1,248,614
Investment securities, held-to-maturity (fair value $92,161 and $91,799, respectively)	93,419	93,467
Commercial loans held for sale	542,819	663,140
Loans, net of deferred loan fees and costs	1,370,263	1,222,911
Allowance for loan and lease losses	(7,353)	(6,332)
Loans, net	1,362,910	1,216,579
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	6,211	1,613
Premises and equipment, net	22,004	24,125
Accrued interest receivable	10,880	10,589
Intangible assets, net	5,515	6,906
Other real estate owned	-	104
Deferred tax asset, net	53,226	55,666
Investment in unconsolidated entity, at fair value	120,862	126,930
Assets held for sale from discontinued operations	336,246	360,711
Other assets	53,888	50,611
Total assets	$ 4,304,017	$ 4,858,114

LIABILITIES
Deposits
Demand and interest checking	$ 3,437,482	$ 3,816,524
Savings and money market	438,602	421,780
Total deposits	3,876,084	4,238,304

Securities sold under agreements to repurchase	273	274
Subordinated debentures	13,401	13,401
Long-term borrowings	42,680	263,099
Other liabilities	40,560	44,073
Total liabilities	3,972,998	4,559,151

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,857,645 and 55,419,204
shares issued at June 30, 2017 and December 31, 2016, respectively	55,858	55,419
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	361,478	360,564
Accumulated deficit	(85,114)	(111,941)
Accumulated other comprehensive loss	(337)	(4,213)
Total shareholders' equity	331,019	298,963

Total liabilities and shareholders' equity	$ 4,304,017	$ 4,858,114

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 20,017	$ 15,362	$ 37,646	$ 31,231
Interest on investment securities:
Taxable interest	9,138	7,900	18,143	14,432
Tax-exempt interest	70	176	142	497
Federal funds sold/securities purchased under agreements to resell	333	128	560	155
Interest earning deposits	1,255	378	2,771	1,280
	30,813	23,944	59,262	47,595
Interest expense
Deposits	3,432	2,815	6,866	5,786
Securities sold under agreements to repurchase	-	1	-	1
Short-term borrowings	22	110	22	110
Subordinated debenture	144	128	282	252
	3,598	3,054	7,170	6,149
Net interest income	27,215	20,890	52,092	41,446
Provision for loan and lease losses	350	1,060	1,350	1,060
Net interest income after provision for loan and lease losses	26,865	19,830	50,742	40,386

Non-interest income
Service fees on deposit accounts	1,520	978	3,195	1,825
Card payment and ACH processing fees	1,504	1,457	3,032	2,724
Prepaid card fees	13,234	13,510	26,781	27,084
Gain (loss) on sale of loans	758	1,339	6,141	(94)
Gain on sale of investment securities	586	124	1,089	2,150
Change in value of investment in unconsolidated entity	3	(13,936)	(16)	(13,124)
Leasing income	832	464	1,383	868
Affinity fees	149	1,322	1,170	2,416
Gain on sale of health savings accounts	2,538	-	2,538	-
Loss from sale of European prepaid operations	(3,437)	-	(3,437)	-
Other	486	4,282	516	4,379
Total non-interest income	18,173	9,540	42,392	28,228

Non-interest expense
Salaries and employee benefits	18,108	21,308	36,114	40,892
Depreciation and amortization	1,119	1,271	2,325	2,510
Rent and related occupancy cost	1,398	1,371	2,859	2,830
Data processing expense	2,641	3,730	6,121	7,690
Printing and supplies	333	826	838	1,369
Audit expense	456	245	877	500
Legal expense	1,427	2,223	3,165	2,972
Amortization of intangible assets	377	344	756	638
Losses on sale and write downs on other real estate owned	19	-	19	-
FDIC insurance	3,458	2,332	5,523	4,682
Software	3,012	2,818	6,240	4,986
Insurance	542	554	1,220	1,064
Telecom and IT network communications	425	587	1,017	965
Securitization and servicing expense	105	178	100	747
Consulting	706	836	1,240	2,513
Bank Secrecy Act and lookback consulting expenses	-	13,421	-	27,736
Other	3,237	5,092	6,732	10,180
Total non-interest expense	37,363	57,136	75,146	112,274

Income (loss) from continuing operations before income taxes	7,675	(27,766)	17,988	(43,660)
Income tax benefit	(9,923)	(10,004)	(5,912)	(15,276)
Net income (loss) from continuing operations	$ 17,598	$ (17,762)	$ 23,900	$ (28,384)
Discontinued operations
Income (loss) from discontinued operations before income taxes	1,992	(16,214)	4,659	(16,583)
Income tax expense (benefit)	726	(2,616)	1,732	(2,695)
Income (loss) from discontinued operations, net of tax	1,266	(13,598)	2,927	(13,888)
Net income (loss) available to common shareholders	$ 18,864	$ (31,360)	$ 26,827	$ (42,272)

Net income (loss) per share from continuing operations - basic	$ 0.32	$ (0.47)	$ 0.43	$ (0.75)
Net income (loss) per share from discontinued operations - basic	$ 0.02	$ (0.36)	$ 0.05	$ (0.37)
Net income (loss) per share - basic	$ 0.34	$ (0.83)	$ 0.48	$ (1.12)

Net income (loss) per share from continuing operations - diluted	$ 0.32	$ (0.47)	$ 0.43	$ (0.75)
Net income (loss) per share from discontinued operations - diluted	$ 0.02	$ (0.36)	$ 0.05	$ (0.37)
Net income (loss) per share - diluted	$ 0.34	$ (0.83)	$ 0.48	$ (1.12)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2017	2016
	(in thousands)

Net income (loss)	$ 26,827	$ (42,272)
Other comprehensive income (loss) net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain during the period	7,172	20,472
Reclassification adjustments for losses included in income	(1,089)	(2,150)
Reclassification adjustments for foreign currency translation gains	216	335
Amortization of losses previously held as available-for-sale	17	17
Net unrealized gain	6,316	18,674

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	2,869	8,189
Reclassification adjustments for losses included in income	(436)	(860)
Amortization of losses previously held as available-for-sale	7	7
Income tax expense related to items of other comprehensive income	2,440	7,336

Other comprehensive income net of tax and reclassifications into net income	3,876	11,338
Comprehensive income (loss)	$ 30,703	$ (30,934)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2017

(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income (loss)	Total

Balance at January 1, 2017	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income	-	-	-	-	26,827	-	26,827
Common stock issuance expense	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
net of tax benefits	438,441	439	-	(439)	-	-	-
Stock-based compensation	-	-	-	1,553	-	-	1,553
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	3,876	3,876

Balance at June 30, 2017	55,857,645	$ 55,858	$ (866)	$ 361,478	$ (85,114)	$ (337)	$ 331,019

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net income (loss) from continuing operations	$ 23,900	$ (28,384)
Net income (loss) from discontinued operations	2,927	(13,888)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	3,081	3,148
Provision for loan and lease losses	1,350	1,060
Net amortization of investment securities discounts/premiums	3,867	4,033
Stock-based compensation expense	1,553	1,215
Loans originated for sale	(246,172)	(263,473)
Sale of loans originated for resale	126,388	311,912
Loss (gain) on sales of loans originated for resale	3,047	(94)
Loss on sale of fixed assets	28	44
Loss on sale of other real estate owned	19	-
Fair value adjustment on investment in unconsolidated entity	(16)	14,932
Gain on sales of investment securities	(1,089)	(2,150)
Increase in accrued interest receivable	(291)	(800)
Increase in other assets	(7,025)	(25,248)
Decrease (increase) in discontinued assets held for sale	5,723	(1,145)
Increase (decrease) in other liabilities	(29,531)	23,082
Net cash provided by (used in) operating activities	(112,241)	24,244

Investing activities
Purchase of investment securities available-for-sale	(106,677)	(422,166)
Proceeds from sale of investment securities available-for-sale	60,115	84,245
Proceeds from redemptions and prepayments of securities held-to-maturity	-	28
Proceeds from redemptions and prepayments of securities available-for-sale	192,088	93,081
Proceeds from sale of other real estate owned	85	-
Net increase in loans	(147,894)	(104,091)
Net decrease in discontinued loans held for sale	18,742	97,680
Proceeds from sale of fixed assets	366	210
Purchases of premises and equipment	(385)	(3,562)
Investment in unconsolidated entity	6,084	1,313
Net cash provided by (used in) investing activities	22,524	(253,262)

Financing activities
Net decrease in deposits	(362,220)	(354,077)
Net decrease in securities sold under agreements to repurchase	(1)	(607)
Common stock issuance expense	(200)	-
Net cash used in financing activities	(362,421)	(354,684)

Net decrease in cash and cash equivalents	(452,138)	(583,702)

Cash and cash equivalents, beginning of period	999,059	1,155,162

Cash and cash equivalents, end of period	$ 546,921	$ 571,460

Supplemental disclosure:
Interest paid	$ 7,163	$ 6,290
Taxes paid	$ 44	$ 585

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.   The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).   Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, institutional banking, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)  have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016  (2016 Form 10-K Report). The results of operations for the six month period ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

Note 3. Share-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2017, the Company had  two active  stock-based compensation plans, which are more fully described in its 2016 Form 10-K Report.

The Company did not grant stock options during the six month period ended June 30, 2017.  The Company granted 300,000 stock options with a vesting period of four years in the first six months of 2016.  There were no common stock options exercised in the six month periods ended June 30, 2017 or June 30, 2016.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2017	2,021,625	$ 8.32	5.24	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(2,500)	10.45	-	-
Outstanding at June 30, 2017	2,019,125	$ 8.32	4.74	$ -
Exercisable at June 30, 2017	1,696,625	$ 8.58	4.18	$ -

The Company granted 807,482 restricted stock units (RSUs) in the first six months of 2017 of which 672,482 have a vesting period of three years and 135,000 have a vesting period of one year.  Of the RSUs granted in the first half of 2017, 799,599 had a fair value of $5.06 and 7,923 RSUs had a fair value of $6.31 at issuance. In the first six months of 2016, the Company granted 789,000 restricted stock units (RSUs) of which 620,000 had a vesting period of three years and 169,000 had a vesting period of one year.  Of the RSUs granted in the first half of 2016, 489,000 had a fair value of $4.50 and 300,000 RSUs had a fair value of $6.75 at issuance.  The total fair value of RSUs vested for the six months ended June 30, 2017 and 2016 was $2.6 million and $830,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2017	831,775	$ 5.77	1.62
Granted	807,482	5.07
Vested	(438,441)	5.89
Forfeited	(46,192)	4.98
Outstanding at June 30, 2017	1,154,624	$ 5.27	2.08

As of June 30, 2017, there was a total of $5.8 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 2.2 years.  Related compensation expense for the six months ended June 30, 2017 and 2016 was $1.6 million and $1.2 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 17,598	55,689,439	$ 0.32
Effect of dilutive securities
Common stock options	-	340,596	-
Diluted earnings per share
Net earnings available to common shareholders	$ 17,598	56,030,035	$ 0.32

	For the three months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 1,266	55,689,439	$ 0.02
Effect of dilutive securities
Common stock options	-	340,596	-
Diluted earnings per share
Net earnings available to common shareholders	$ 1,266	56,030,035	$ 0.02

	For the three months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 18,864	55,689,439	$ 0.34
Effect of dilutive securities
Common stock options	-	340,596	-
Diluted earnings per share
Net earnings available to common shareholders	$ 18,864	56,030,035	$ 0.34

Stock options for 2,019,125  shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2017, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 23,900	55,612,288	$ 0.43
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 23,900	55,889,985	$ 0.43

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 2,927	55,612,288	$ 0.05
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 2,927	55,889,985	$ 0.05

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 26,827	55,612,288	$ 0.48
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 26,827	55,612,288	$ 0.48

Stock options for 2,019,125 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2017, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

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

Stock options for 2,276,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2016 but were not included in dilutive shares because the Company had a net loss available to common shareholders.

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

Stock options for 2,276,500 shares exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2016 but were not included in dilutive shares because the Company had a net loss available to common shareholders.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

Available-for-sale	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 24,672	$ 69	$ (1)	$ 24,740
Asset-backed securities *	255,792	872	(562)	256,102
Tax-exempt obligations of states and political subdivisions	13,309	182	(21)	13,470
Taxable obligations of states and political subdivisions	76,959	1,960	(173)	78,746
Residential mortgage-backed securities	354,000	923	(3,764)	351,159
Collateralized mortgage obligation securities	136,410	491	(911)	135,990
Commercial mortgage-backed securities	131,013	472	(63)	131,422
Foreign debt securities	56,220	364	(91)	56,493
Corporate debt securities	100,304	847	(157)	100,994
	$ 1,148,679	$ 6,180	$ (5,743)	$ 1,149,116

June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 98,541	$ 118	$ (558)	$ 98,101
Collateralized loan obligation securities	139,576	641	-	140,217
Other	17,675	113	(4)	17,784
	$ 255,792	$ 872	$ (562)	$ 256,102

Held-to-maturity	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 18,005	$ 223	$ (2,867)	$ 15,361
Other debt securities - pooled	75,414	1,386	-	76,800
	$ 93,419	$ 1,609	$ (2,867)	$ 92,161

Available-for-sale	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,771	$ 23	$ (92)	$ 27,702
Asset-backed securities *	355,622	1,811	(2,037)	355,396
Tax-exempt obligations of states and political subdivisions	15,492	129	(137)	15,484
Taxable obligations of states and political subdivisions	78,143	1,539	(633)	79,049
Residential mortgage-backed securities	347,120	598	(5,149)	342,569
Collateralized mortgage obligation securities	160,649	619	(1,445)	159,823
Commercial mortgage-backed securities	117,844	250	(1,008)	117,086
Foreign debt securities	56,603	168	(274)	56,497
Corporate debt securities	95,005	421	(418)	95,008
	$ 1,254,249	$ 5,558	$ (11,193)	$ 1,248,614

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 122,579	$ 346	$ (2,000)	$ 120,925
Collateralized loan obligation securities	215,117	1,294	(14)	216,397
Other	17,926	171	(23)	18,074
	$ 355,622	$ 1,811	$ (2,037)	$ 355,396

Held-to-maturity	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,983	$ 179	$ (3,026)	$ 15,136
Other debt securities - pooled	75,484	1,179	-	76,663
	$ 93,467	$ 1,358	$ (3,026)	$ 91,799

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $6.2  million and $1.6 million, respectively, at June 30, 2017 and December 31, 2016.

The amortized cost and fair value of the Company’s investment securities at June 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 4,508	$ 4,511	$ -	$ -
Due after one year through five years	157,935	158,902	7,002	7,114
Due after five years through ten years	364,091	364,609	-	-
Due after ten years	622,145	621,094	86,417	85,047
	$ 1,148,679	$ 1,149,116	$ 93,419	$ 92,161

At June 30, 2017 and December 31, 2016, there were no investment securities pledged to secure securities sold under repurchase agreements as required or permitted by law.  The balance of pledged securities was reduced to $0 as balances requiring pledging were not expected to increase from minimal levels exceeded by deposit insurance.  At June 30, 2017 and December 31, 2016, investment securities with a fair value of approximately $600.0 million and $607.2 million, respectively, were pledged to secure a line of credit with the FHLB and a letter of credit with that institution.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities.  The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first six months of 2017.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2017 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	1	$ 841	$ (1)	$ -	$ -	$ 841	$ (1)
Asset-backed securities	16	406	(1)	73,048	(561)	73,454	(562)
Tax-exempt obligations of states and
political subdivisions	5	4,777	(21)	-	-	4,777	(21)
Taxable obligations of states and
political subdivisions	15	19,418	(173)	-	-	19,418	(173)
Residential mortgage-backed securities	81	209,559	(3,286)	40,056	(478)	249,615	(3,764)
Collateralized mortgage obligation securities	25	46,078	(503)	31,154	(408)	77,232	(911)
Commercial mortgage-backed securities	9	18,043	(62)	1,192	(1)	19,235	(63)
Foreign debt securities	17	13,443	(91)	-	-	13,443	(91)
Corporate debt securities	25	22,615	(157)	-	-	22,615	(157)
Total temporarily impaired
investment securities	194	$ 335,180	$ (4,295)	$ 145,450	$ (1,448)	$ 480,630	$ (5,743)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 6,224	$ (2,867)	$ 6,224	$ (2,867)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,224	$ (2,867)	$ 6,224	$ (2,867)

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

Other securities included in the held-to-maturity classification at June 30, 2017 consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note and  two single-issuer trust preferred securities.

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

The following table provides additional information related to the Company’s single issuer trust preferred securities as of June 30, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,913	$ 2,024	$ 111	Not rated
Security B	9,091	6,224	(2,867)	Not rated

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  These sales are accounted for as true sales and there is no continuing involvement in these loans. Servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At June 30, 2017, the fair value of the loans held for sale was $542.8 million and their book value was $537.9 million.  Included in the gain on sale of loans in the Statements of Operations were gains recognized from changes in fair value of $2.0 million for the six months ended June 30, 2017.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees, on the Statements of Operations.

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

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2017	2016

SBA non real estate	$ 74,511	$ 74,644
SBA commercial mortgage	126,224	126,159
SBA construction	11,057	8,826
SBA loans *	211,792	209,629
Direct lease financing	371,002	346,645
SBLOC	718,707	630,400
Other specialty lending	44,389	11,073
Other consumer loans	15,858	17,374
	1,361,748	1,215,121
Unamortized loan fees and costs	8,515	7,790
Total loans, net of deferred loan costs	$ 1,370,263	$ 1,222,911

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.2 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 218,253	$ 215,786
SBA loans included in held for sale	158,389	154,016
Total SBA loans	$ 376,642	$ 369,802

The following table provides information about impaired loans at June 30, 2017 and December 31, 2016 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2017
Without an allowance recorded
SBA non real estate	$ 367	$ 367	$ -	$ 247	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,714	1,714	-	1,721	-
With an allowance recorded					-
SBA non real estate	2,677	2,677	1,425	2,616	-
SBA commercial mortgage	908	908	141	606	-
Direct lease financing	606	606	143	675	-
Consumer - other	74	74	74	24	-
Consumer - home equity	-	-	-	-	-

Total
SBA non real estate	3,044	3,044	1,425	2,863	-
SBA commercial mortgage	908	908	141	606	-
Direct lease financing	606	606	143	675	-
Consumer - other	74	74	74	24	-
Consumer - home equity	1,714	1,714	-	1,721	-
	6,346	6,346	1,783	5,889	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2017  or December 31, 2016) (in thousands):

	June 30,	December 31,
	2017	2016

Non-accrual loans
SBA non real estate	$ 2,704	$ 1,530
SBA commercial mortgage	908	-
Consumer	1,503	1,442
Total non-accrual loans	5,115	2,972

Loans past due 90 days or more	494	661
Total non-performing loans	5,609	3,633
Other real estate owned	-	104
Total non-performing assets	$ 5,609	$ 3,737

The Company’s loans that were modified as of June 30, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	4	$ 1,088	$ 1,088	2	$ 844	$ 844
Direct lease financing	1	606	606	1	734	734
Consumer	1	285	285	1	288	288
Total	6	$ 1,979	$ 1,979	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 944	$ -	$ 144	$ 700
Direct lease financing	-	-	606	-	-	734
Consumer	-	-	285	-	-	288
Total	$ -	$ 144	$ 1,835	$ -	$ 144	$ 1,722

The following table summarizes, as of June 30, 2017, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 750
Total	2	$ 750

As of June 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
June 30, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(136)	-	-	(201)	-	-	(17)	-	(354)
Recoveries	2	-	-	-	-	-	23	-	25
Provision (credit)	1,180	292	(6)	(291)	44	112	64	(46)	1,350
Ending balance	$ 3,022	$ 1,029	$ 70	$ 1,502	$ 359	$ 144	$ 1,046	$ 181	$ 7,353

Ending balance: Individually evaluated for impairment	$ 1,425	$ 141	$ -	$ 143	$ -	$ -	$ 73	$ -	$ 1,782

Ending balance: Collectively evaluated for impairment	$ 1,597	$ 888	$ 70	$ 1,359	$ 359	$ 144	$ 973	$ 181	$ 5,571

Loans:
Ending balance	$ 74,511	$ 126,224	$ 11,057	$ 371,002	$ 718,707	$ 44,389	$ 15,858	$ 8,515	$ 1,370,263

Ending balance: Individually evaluated for impairment	$ 3,044	$ 908	$ -	$ 607	$ -	$ -	$ 1,787	$ -	$ 6,346

Ending balance: Collectively evaluated for impairment	$ 71,467	$ 125,316	$ 11,057	$ 370,395	$ 718,707	$ 44,389	$ 14,071	$ 8,515	$ 1,363,917

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

June 30, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	4,400
Charge-offs	-	-	-	(50)	-	-	(28)	-	(78)
Recoveries	1	-	-	10	-	-	5	-	16
Provision (credit)	374	211	(22)	735	(330)	(89)	244	(63)	1,060
Ending balance	$ 1,219	$ 619	$ 26	$ 1,717	$ 432	$ 110	$ 1,157	$ 118	$ 5,398

Ending balance: Individually evaluated for impairment	$ 121	$ -	$ -	$ -	$ -	$ -	$ 44	$ -	$ 165

Ending balance: Collectively evaluated for impairment	$ 1,098	$ 619	$ 26	$ 1,717	$ 432	$ 110	$ 1,113	$ 118	$ 5,233

Loans:
Ending balance	$ 71,596	$ 116,617	$ 3,751	$ 315,639	$ 607,017	$ 40,543	$ 20,005	$ 6,938	$ 1,182,106

Ending balance: Individually evaluated for impairment	$ 808	$ -	$ -	$ -	$ -	$ -	$ 1,591	$ -	$ 2,399

Ending balance: Collectively evaluated for impairment	$ 70,788	$ 116,617	$ 3,751	$ 315,639	$ 607,017	$ 40,543	$ 18,414	$ 6,938	$ 1,179,707

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2017 or December 31, 2016.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2017	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 770	$ -	$ -	$ 2,704	$ 3,474	$ 71,037	$ 74,511
SBA commercial mortgage	-	-	-	908	908	125,316	126,224
SBA construction	-	-	-	-	-	11,057	11,057
Direct lease financing	2,626	1,087	494	-	4,207	366,795	371,002
SBLOC	-	-	-	-	-	718,707	718,707
Other specialty lending	-	-	-	-	-	44,389	44,389
Consumer - other	-	-	-	73	73	4,878	4,951
Consumer - home equity	331	150	-	1,430	1,911	8,996	10,907
Unamortized loan fees and costs	-	-	-	-	-	8,515	8,515
	$ 3,727	$ 1,237	$ 494	$ 5,115	$ 10,573	$ 1,359,690	$ 1,370,263

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

June 30, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 47,725	$ 3,120	$ 4,982	$ -	$ -	$ -	$ 18,684	$ 74,511
SBA commercial mortgage	105,558	281	908	-	-	-	19,477	126,224
SBA construction	11,057	-	-	-	-	-	-	11,057
Direct lease financing	181,000	-	4,104	-	-	15,486	170,412	371,002
SBLOC	354,608	-	-	-	-	-	364,099	718,707
Other specialty lending	44,389	-	-	-	-	-	-	44,389
Consumer	8,742	285	2,252	-	-	-	4,579	15,858
Unamortized loan fees and costs	-	-	-	-	-	-	8,515	8,515
	$ 753,079	$ 3,686	$ 12,246	$ -	$ -	$ 15,486	$ 585,766	$ 1,370,263

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $5.0 million and $5.5 million as of June 30, 2017 and December 31, 2016, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.  At June 30, 2017, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Loans, net of deferred loan fees and costs, amounted to $1.2 million at June 30, 2017 and $649,000 at December 31, 2016.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at June 30, 2017 and had complied with all terms for all prior repurchase agreements. There were $65.1 million and $39.2 million of repurchase agreements outstanding at June 30, 2017 and December 31, 2016, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $1.8 million and $1.3 million for legal services for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments.  Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets.  This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values

.

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $546.9 million and $999.1 billion as of June 30, 2017 and December 31, 2016, respectively, which approximated fair values.

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

The net loan portfolio at June 30, 2017 and December 31, 2016 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Discontinued assets held for sale as of June 30, 2017 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at June 30, 2017, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	June 30, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,149,116	$ 1,149,116	$ -	$ 1,149,116	$ -
Investment securities held-to-maturity	93,419	92,161	-	85,937	6,224
Securities purchased under agreements to resell	65,076	65,076	65,076	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	6,211	6,211	-	-	6,211
Commercial loans held for sale	542,819	542,819	-	-	542,819
Loans, net of deferred loan fees and costs	1,370,263	1,369,677	-	-	1,369,677
Investment in unconsolidated entity, senior note	115,575	115,575	-	-	115,575
Investment in unconsolidated entity, subordinated note	5,287	5,287	-	-	5,287
Assets held for sale	336,246	336,246	-	-	336,246
Demand and interest checking	3,437,482	3,437,482	3,437,482	-	-
Savings and money market	438,602	438,602	438,602	-	-
Subordinated debentures	13,401	9,558	-	-	9,558
Securities sold under agreements to repurchase	273	273	273	-	-
Interest rate swaps, asset	702	702	-	702	-

	December 31, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,248,614	$ 1,248,614	$ -	$ 1,248,614	$ -
Investment securities held-to-maturity	93,467	91,799	-	85,760	6,039
Securities purchased under agreements to resell	39,199	39,199	39,199	-	-
Federal Home Loan and Atlantic Central Bankers Bank stock	1,613	1,613	-	-	1,613
Commercial loans held for sale	663,140	663,140	-	-	663,140
Loans, net of deferred loan fees and costs	1,222,911	1,219,625	-	-	1,219,625
Investment in unconsolidated entity, senior note	118,389	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	8,541	-	-	8,541
Assets held for sale	360,711	360,711	-	-	360,711
Demand and interest checking	3,816,524	3,816,524	3,816,524	-	-
Savings and money market	421,780	421,780	421,780	-	-
Subordinated debentures	13,401	9,290	-	-	9,290
Securities sold under agreements to repurchase	274	274	274	-	-
Interest rate swaps, asset	3,207	3,207	-	3,207	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 24,740	$ -	$ 24,740	$ -
Asset-backed securities	256,102	-	256,102	-
Obligations of states and political subdivisions	92,216	-	92,216	-
Residential mortgage-backed securities	351,159	-	351,159	-
Collateralized mortgage obligation securities	135,990	-	135,990	-
Commercial mortgage-backed securities	131,422	-	131,422	-
Foreign debt securities	56,493	-	56,493	-
Corporate debt securities	100,994	-	100,994	-
Total investment securities available for sale	1,149,116	-	1,149,116	-
Loans held for sale	542,819	-	-	542,819
Investment in unconsolidated entity, senior note	115,575	-	-	115,575
Investment in unconsolidated entity, subordinated note	5,287	-	-	5,287
Interest rate swaps, asset	702	-	702	-
	$ 1,813,499	$ -	$ 1,149,818	$ 663,681

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale
U.S. Government agency securities	$ 27,702	$ -	$ 27,702	$ -
Asset-backed securities	355,396	-	355,396	-
Obligations of states and political subdivisions	94,533	-	94,533	-
Residential mortgage-backed securities	342,569	-	342,569	-
Collateralized mortgage obligation securities	159,823	-	159,823	-
Commercial mortgage-backed securities	117,086	-	117,086	-
Foreign debt securities	56,497	-	56,497	-
Corporate debt securities	95,008	-	95,008	-
Total investment securities available for sale	1,248,614	-	1,248,614	-
Loans held for sale	663,140	-	-	663,140
Investment in unconsolidated entity, senior note	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	-	-	8,541
Interest rate swaps, asset	3,207	-	3,207	-
	$ 2,041,891	$ -	$ 1,251,821	$ 790,070

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Commercial loans
held for sale
	June 30, 2017	December 31, 2016
Beginning balance	$ 663,140	$ 489,938
Transfers into level 3	-	-
Transfers out of level 3	-	-
Total gains or losses (realized/unrealized)
Included in earnings	2,015	(3,078)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements
Purchases
Issuances	246,172	528,584
Sales	(368,508)	(352,304)
Settlements	-	-
Ending balance	$ 542,819	$ 663,140

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ 529	$ (2,674)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Beginning balance	$ 126,930	$ 178,520	$ 360,711	$ 583,909
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(16)	(39,816)	-	(48,836)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	(63,712)
Settlements	(6,052)	(11,774)	(19,639)	(110,650)
Charge-offs	-	-	(4,826)	-
Ending balance	$ 120,862	$ 126,930	$ 336,246	$ 360,711

The amount of total gains or losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (16)	$ (39,816)	$ -	$ (48,836)

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 6,346	$ -	$ -	$ 6,346
Other real estate owned	-	-	-	-
Intangible assets	5,515	-	-	5,515
	$ 11,861	$ -	$ -	$ 11,861

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 4,838	$ -	$ -	4,838
Other real estate owned	104	-	-	104
Intangible assets	6,906	-	-	6,906
	$ 11,848	$ -	$ -	$ 11,848

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7 to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2017, impaired loans and troubled debt restructurings that are measured based on the value of underlying collateral have been presented at their fair value, less costs to sell, of $6.3 million through specific reserves and other write downs of $1.8 million  or by recording charge-offs when the carrying value exceeds the fair value.  Included in the impaired balance at June 30, 2017 were six troubled debt restructured loans with a balance of $2.0 million which had specific reserves of $705,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of June 30, 2017, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $59.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $2.5 million for the six months ended June 30, 2017 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount payable by the Company under these swap agreements was $702,000 at June 30, 2017 which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $755,000 as of June 30, 2017.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2017 are summarized below (dollars in thousands):

	June 30, 2017
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.17%	$ 305
August 17, 2025	2,500	2.27%	1.18%	(18)
August 17, 2025	2,500	2.27%	1.18%	(18)
December 11, 2025	2,400	2.14%	1.23%	11
December 23, 2025	6,800	2.16%	1.29%	23
December 24, 2025	8,200	2.17%	1.30%	16
January 28, 2026	3,000	1.87%	1.17%	79
July 20, 2026	6,300	1.44%	1.16%	412
December 12, 2026	3,200	2.26%	1.23%	(3)
January 4, 2027	10,100	2.35%	1.30%	(85)
April 27, 2027	4,400	2.32%	1.17%	(20)
Total	$ 59,700			$ 702

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($664,000 over the remainder of  the amortization period).  The gross carrying amount of the software is $1.8 million, and as of June 30, 2017, the accumulated amortization was $1.2 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($2.5 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of June 30, 2017, the accumulated amortization was $9.5 million.  For both 2017 and 2016, amortization expense for the first six months was $500,000.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  For 2017, amortization expense for the first six months was $164,000. Over the next five years, amortization will be approximately  $1.7 million.  The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2017, the accumulated amortization was $392,000.

Note 11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries utilizing U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  We plan to adopt the standard using the cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Since the standard does not apply to revenue from loans, securities and other financial instruments, based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position.  We are still evaluating the presentation of certain in-scope revenue on the income statement related to our payments business. We have a commenced contract review for those in-scope revenue streams.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting”.  This ASU simplifies several areas of accounting for share based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. For public companies, this is effective for annual periods beginning after December 15, 2016, and the interim periods within those annual periods.  The Company adopted the guidance in the first quarter of 2017, and the adoption did not have a material impact on first quarter results.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments-Update”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires an expected credit loss model to determine the allowance for credit losses.  The expected credit loss model estimates losses for the estimated life of the financial asset.    Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect.  Additional quantitative and qualitative disclosures are required upon adoption.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods.  The guidance is effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early adoption is permitted beginning in the first quarter of 2019. The Company is evaluating the impact the Update will have on the consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities due June 15, 2017.  Future payments are subject to future approval by the Federal Reserve.

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

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material, and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DCGL, from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and continues to defend against the complaint.  On July 27, 2017, the Court of Chancery ruled in favor of the Company and granted an Order of Final Judgment Denying Plaintiff’s Demand To Inspect The Books And Records of Defendant.  The court’s Order is subject to appeal rights.  Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated, but we continue to believe the claim is without merit.

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

	For the three months ended June 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 20,297	$ -	$ 10,516	$ -	$ 30,813
Interest allocation	-	10,516	(10,516)	-	-
Interest expense	814	2,494	290	-	3,598
Net interest income	19,483	8,022	(290)	-	27,215
Provision for loan and lease losses	350	-	-	-	350
Non-interest income	3,232	14,352	589	-	18,173
Non-interest expense	13,696	18,714	4,953	-	37,363
Income (loss) from continuing operations before taxes	8,669	3,660	(4,654)	-	7,675
Income tax benefit	-	-	(9,923)	-	(9,923)
Income (loss) from continuing operations	8,669	3,660	5,269	-	17,598
Income from discontinued operations	-	-	-	1,266	1,266
Net income (loss)	$ 8,669	$ 3,660	$ 5,269	$ 1,266	$ 18,864

	For the three months ended June 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 15,347		$ -	$ 8,597	$ -	$ 23,944
Interest allocation	-		8,597	(8,597)	-	-
Interest expense	716		1,932	406	-	3,054
Net interest income	14,631		6,665	(406)	-	20,890
Provision for loan and lease losses	1,060		-	-	-	1,060
Non-interest income	(11,287)	*	16,716	4,111	-	9,540
Non-interest expense	16,821		36,394	3,921	-	57,136
Income (loss) from continuing operations before taxes	(14,537)		(13,013)	(216)	-	(27,766)
Income tax benefit	-		-	(10,004)	-	(10,004)
Income (loss) from continuing operations	(14,537)		(13,013)	9,788	-	(17,762)
Income from discontinued operations	-		-	-	(13,598)	(13,598)
Net income (loss)	$ (14,537)		$ (13,013)	$ 9,788	$ (13,598)	$ (31,360)
* Reflects writedown of investment in unconsolidated entity

	For the six months ended June 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 38,230	$ -	$ 21,032	$ -	$ 59,262
Interest allocation	-	21,032	(21,032)	-	-
Interest expense	1,780	4,858	532	-	7,170
Net interest income	36,450	16,174	(532)	-	52,092
Provision	1,350	-	-	-	1,350
Non-interest income	10,672	30,987	733	-	42,392
Non-interest expense	27,407	38,445	9,294	-	75,146
Income (loss) from continuing operations before taxes	18,365	8,716	(9,093)	-	17,988
Income tax benefit	-	-	(5,912)	-	(5,912)
Income (loss) from continuing operations	18,365	8,716	(3,181)	-	23,900
Income from discontinued operations	-	-	-	2,927	2,927
Net income (loss)	$ 18,365	$ 8,716	$ (3,181)	$ 2,927	$ 26,827

	For the six months ended June 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 31,198		$ 1	$ 16,396	$ -	$ 47,595
Interest allocation	-		16,396	(16,396)	-	-
Interest expense	1,400		3,804	945	-	6,149
Net interest income	29,798		12,593	(945)	-	41,446
Provision	1,060		-	-	-	1,060
Non-interest income	(11,005)	*	33,066	6,167	-	28,228
Non-interest expense	31,476		72,295	8,503	-	112,274
Income (loss) from continuing operations before taxes	(13,743)		(26,636)	(3,281)	-	(43,660)
Income tax benefit	-		-	(15,276)	-	(15,276)
Income (loss) from continuing operations	(13,743)		(26,636)	11,995	-	(28,384)
Income from discontinued operations	-		-	-	(13,888)	(13,888)
Net income (loss)	$ (13,743)		$ (26,636)	$ 11,995	$ (13,888)	$ (42,272)
* Reflects writedown of investment in unconsolidated entity

June 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,866,805	$ 36,019	$ 2,064,947	$ 336,246	$ 4,304,017
Total liabilities	$ 642,629	$ 3,010,002	$ 320,367	$ -	$ 3,972,998

December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,019,180	$ 27,935	$ 2,450,288	$ 360,711	$ 4,858,114
Total liabilities	$ 596,574	$ 3,401,142	$ 561,435	$ -	$ 4,559,151

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and six months ended June 30, 2017 and 2016.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$ 3,135	$ 5,327	$ 6,496	$ 11,146
Interest expense	-	-	-	-
Provision for loan and lease losses	-	-	-	-
Net interest income after provision	3,135	5,327	6,496	11,146

Non interest income	346	51	452	103
Non interest expense	1,489	21,592	2,289	27,832

Income (loss) before taxes	1,992	(16,214)	4,659	(16,583)
Income tax (benefit) provision	726	(2,616)	1,732	(2,695)
Net income (loss)	$ 1,266	$ (13,598)	$ 2,927	$ (13,888)

	June 30,	December 31,
	2017	2016
	(in thousands)
Loans, net	$ 303,237	$ 340,396
Other real estate owned	33,009	20,315
Total assets	$ 336,246	$ 360,711

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third party consultant information, internal loan review analysis and third party review of impairments.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $336.2 million of loans and other real estate owned remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $120.9 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	4.22% - 9.57%

Small balance commercial loans	Discounted cash flows	Discount rate	4.15% - 8.57%

Note 16. Subsequent Events

The Company evaluated its June  30, 2017 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

 Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing lending operations, we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial loan securitizations, or CMBS. SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $336.1 million of loans and other real estate owned remain in assets held for sale on the balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $120.9 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

The results of the first six months of 2017 reflected a return to profitability, consistent with our business plan and budget. Net income for that period was $26.8 million which reflected an approximate $12 million tax benefit, consisting primarily of deferred tax valuation reversals. Continuing growth in net interest income resulted from loan growth including leasing balances which grew 18% year over year. Yields continue to exceed 6% on that portfolio and  that growth also supports a higher net interest margin. In addition to the impact of loan growth, Federal Reserve rate increases  also resulted in higher interest income, while interest expense increased to a lesser extent. The Bank’s largest funding source, prepaid card deposits, contractually adjust to only a fraction of increases in market rates.   Expense reductions also contributed to the first six months of 2017 earnings, and non-interest expense was $9.4 million less than the first six months of  2016, excluding Bank Secrecy Act lookback expenses.  Additional expense reductions are in progress and may impact the remainder of 2017; however, timing of such expense reductions is difficult to project. Prepaid card fees are the largest driver of non-interest income and were comparable to the first six months of 2016. The slight decrease reflected the exit of a client which changed ownership and the termination of several programs whose sponsors decided to exit prepaid cards. Those volumes were partially offset by organic growth in other programs.

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

On October 5, 2016, the Consumer Financial Protection Bureau (CFPB) released its final Prepaid Card Rule (Final Prepaid Rule), which it first proposed by publication on December 23, 2014.  The general effective date of the Final Prepaid Rule was October 1, 2017, but applicability of certain requirements of the Final Prepaid Rule are delayed until October 1, 2018.  However, on April 20, 2017 the CFPB released a final rule delaying the general effective date of the Final Prepaid Rule until April 1, 2018.   The Final Prepaid Rule regulates certain prepaid products, including physical cards as well as codes and other access devices. The Final Prepaid Rule did not materially deviate from the terms of the proposed rule that we have disclosed in previous filing.  The Final Prepaid Rule among other things, causes prepaid products to be fully-covered by Regulation E, which implements the Electronic Fund Transfer Act, and to be covered by Regulation Z, which implements the Truth in Lending Act, to the extent the prepaid product accesses a “credit” feature

The Final Prepaid Rule and related commentary is over 1,600 pages in length and provides significant discussion, materials and commentary that we are currently assessing.  The Final Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (a) establishing a definition of “prepaid account” within Regulation E that includes reloadable and non-reloadable physical cards, as well as codes or other devices, and focuses on how the product is issued and used;  (b) modifying Regulation E to require that  short form and long form disclosures be provided  to a consumer prior to a consumer agreeing to acquire a prepaid account with certain exceptions and with specified forms that, if used, would provide a safe harbor for financial institutions; (c) extending to  prepaid accounts the periodic transaction history and statement requirements of Regulation E, with certain specified permissible alternatives to the provision of periodic statements; (d) extending the error resolution and limited liability provisions of Regulation E to prepaid cards, with some modifications specific to prepaid cards; (e) requiring financial institutions to provide prepaid account agreements to the CFPB and to either post them to the issuer’s website or provide them upon request of the consumer in specified manner and timeframes; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft protection and other credit features and incorporating into Regulation Z a new definition of “hybrid prepaid-credit card”; (g) requiring an issuer to obtain a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting the issuer from adding overdraft services or other credit features for at least 30 calendar days after a consumer registers the prepaid account; and (h) prohibiting the application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features.

The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards. We rely on prepaid cards as the largest single component of our deposits and the largest single component of our non-interest income. We are continuing to evaluate the Prepaid Card Rule and the impact it may have on our business and our results of operations.  We are in the pocess of evaluating and building implementation plans for the Prepaid Card Rule and, as such, we cannot reasonably quantify the financial impact, if any, that implementation of the Prepaid Card Rule may have on the Bank’s business, financial condition, or results of operations.

On July 10, 2017 the CFPB issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services (Arbitration Rule).  The Arbitration Rule rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service.  The Arbitration Rule also requires covered providers that are involved in an arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the CFPB together with specified court records.  The Arbitration Rule becomes effective on March 19, 2018.   We are in the process of evaluating the impact of the Arbitration Rule on our consumer agreements and our policies and procedures.  As such, we cannot reasonably quantify the financial impact, if any, that the Arbitration Rule may have on the Bank’s business, financial condition, or results of operations.

Results of Operations

Second quarter 2017 to second quarter 2016

Net Income: Net income from continuing operations for the second quarter of 2017 was $17.6 million, or $0.32 per diluted share, compared to net loss of $17.8 million, or $0.47 per diluted share for the second quarter of 2016.  After discontinued operations, net income for the second quarter of 2017 was $18.9 million compared to a net loss of $31.4 million for the second quarter of 2016.  Net interest income for the second quarter of 2017 compared to the second quarter of 2016 increased to $27.2 million from $20.9 million primarily as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s rate increases.   The provision for loan and lease losses decreased $710,000 to $350,000 in the second quarter of 2017 compared to $1.1 million in the second quarter of 2016.  Non-interest income (excluding security gains and losses) increased $8.2 million, which reflected a $13.9 million decrease in the value of investment in unconsolidated entity in the second quarter of 2016. In second quarter 2017, a $2.5 million gain on the sale of our health savings accounts  was more than offset by a loss of $3.4 million on the sale of our European prepaid operations.  A $3.8 million decrease in other income resulted primarily from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds, which occurred in the second quarter of 2016. Non-interest expense in the second quarter of 2017 compared to second quarter 2016, reflected a $13.4 million decrease in BSA lookback consulting expense and a decrease of $6.3 million of other non-interest expense. The $6.3 million decrease in other non-interest expenses (excluding BSA lookback) was primarily driven by a $3.2 million decrease in salaries and employee benefits and a $1.1 million decrease in data processing expense.  At the end of the third quarter of 2016, we eliminated approximately 20% of  the Bank’s staff positions which resulted in the reduced  salary expenses. Lower data processing reflected the impact of a renegotiated data processing contract and the phase out of an affinity program.   In the second quarter of 2017, we recognized approximately $12 million of tax benefits primarily resulting from the reversal of deferred tax valuation allowances.  Diluted earnings per share was $0.34 in the second quarter of 2017 compared to $0.83 loss per share in the second quarter of 2016 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the second quarter of 2017 increased to $27.2 million, an increase of $6.3 million, or 30.3%, from $20.9 million in the second quarter of  2016.  Our interest income for the second quarter of 2017 increased to $30.8 million, an increase of $6.9 million, or 28.7%, from $23.9 million for the second quarter of 2016.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.79 billion for the second quarter of 2017 from $1.48 billion for the second quarter of 2016, an increase of $312.2 million. Related interest income increased $4.6 million on a tax equivalent basis.  The increase in average loans reflected organic growth in leasing,  SBA and SBLOC lending, as well as increases in average CMBS loans held for sale.  Our average investment securities decreased  to $1.26 billion for the second quarter of 2017 from $1.37 billion for the second quarter of 2016. Notwithstanding the decrease in average balances, related tax equivalent interest income increased $1.1 million on a tax equivalent basis as a result of higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities. Rates paid on deposits and resulting interest expense adjusted only partially to  the Federal Reserve’s rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2017 increased to 3.10% from 2.73% in the second quarter of 2016, an increase of 37 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities reflecting the impact of the aforementioned Federal Reserve rate increases  on variable rate loans and securities. In the second quarter of 2017, the average yield on our loans increased to 4.46% from 4.13% for the second quarter of 2016, an increase of 33 basis points.  Yields on taxable investment securities in the second quarter of 2017 increased to 2.92% compared to 2.40% for the second quarter of 2016, an increase of 52 basis points.  The increase in loan and securities yields reflected the impact of the aforementioned Federal Reserve rate increases. Average interest earning deposits at the Federal Reserve Bank increased $132.3 million, or 38.0%, to $480.4 million in the second quarter of 2017 from $348.2 million in the second quarter of 2016, as a result of deposit growth, primarily in prepaid card and other payments related deposits.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.37% for the second quarter of 2017 compared to 0.32% in the second quarter of 2016.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,770,226	$ 19,748	4.46%	$ 1,458,980	$ 15,080	4.13%
Leases - bank qualified*	21,539	415	7.71%	20,603	435	8.45%
Investment securities-taxable	1,249,890	9,138	2.92%	1,317,902	7,900	2.40%
Investment securities-nontaxable*	14,632	107	2.93%	55,271	270	1.95%
Interest earning deposits at Federal Reserve Bank	480,417	1,255	1.04%	348,150	378	0.43%
Federal funds sold and securities purchased under agreement to resell	65,355	333	2.04%	35,297	128	1.45%
Net interest earning assets	3,602,059	30,996	3.44%	3,236,203	24,191	2.99%

Allowance for loan and lease losses	(7,190)			(4,313)
Assets held for sale from discontinued operations	348,452	3,135	3.60%	537,252	5,327	3.97%
Other assets	274,335			326,407
	$ 4,217,656			$ 4,095,549

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,437,845	$ 2,912	0.34%	$ 3,264,909	$ 2,397	0.29%
Savings and money market	434,792	520	0.48%	390,889	379	0.39%
Time	-	-	0.00%	27,842	39	0.56%
Total deposits	3,872,637	3,432	0.35%	3,683,640	2,815	0.31%

Short-term borrowings	6,516	22	1.35%	71,440	110	0.62%
Repurchase agreements	273	-	0.00%	1,210	1	0.33%
Subordinated debt	13,401	144	4.30%	13,401	128	3.82%
Total deposits and interest bearing liabilities	3,892,827	3,598	0.37%	3,769,691	3,054	0.32%

Other liabilities	4,434			22,922
Total liabilities	3,897,261			3,792,613

Shareholders' equity	320,395			302,936
	$ 4,217,656			$ 4,095,549

Net interest income on tax equivalent basis *		$ 30,533			$ 26,464

Tax equivalent adjustment		183			247

Net interest income		$ 30,350			$ 26,217

Net interest margin *			3.10%			2.73%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the second quarter of  2017, average interest earning assets increased to $3.60 billion, an increase of $365.9 million, or 11.3% from $3.24 billion in the second quarter of 2016.  The increase reflected increases in average balances of loans and leases of $312.2 million, or 21.1%, and     $132.3 million, or 38.0%, of average interest earning deposits at the Federal Reserve Bank, net of decreases in average balances of investment securities of $108.7 million, or 7.9%.  Average demand and interest checking deposits increased $172.9 million, or 5.3%, which resulted primarily from growth in prepaid card and other payments related deposits.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $350,000 for the second quarter of 2017 compared to $1.1 million for the second quarter of 2016.  The allowance for loan losses increased to $7.4 million, or 0.54%, of total loans at June 30, 2017, from $6.3 million, or 0.52%, of total loans at December 31, 2016.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $17.6 million in the second quarter of 2017 compared to $9.4 million in the second quarter of 2016 before gains on sale of investment securities of $586,000 in the second quarter of 2017 and $124,000 in the second quarter of 2016.  The $8.2 million, or 86.8%, increase between those respective periods reflected a $13.9 million decrease in the value of investment in unconsolidated entity in the second quarter of 2016.  In the second quarter of 2017, a $2.5 million gain on the sale of our health savings accounts  was more than offset by a loss of $3.4 million on the sale of our European prepaid operations.  Prepaid card fees decreased by $276,000, or 2.0%, to $13.2 million for the second quarter of 2017.  The decrease reflected decreased volumes resulting from a client whose ownership changed and clients who decided to terminate card programs, which was mostly offset by growth in other programs. Service fees on deposit accounts increased $542,000, or 55.4%, to $1.5 million for the second quarter of 2017 from $978,000 for the second quarter of 2016, reflecting increases in service charges on safe harbor individual retirement accounts.  Leasing income increased $368,000 or 79.3% to $832,000 million for the second quarter of 2017 from $464,000 for the second quarter of 2016, which reflected higher gains on disposition of leased vehicles in 2017 due to higher volume.  Affinity fees decreased by $1.2 million, or 88.7%, to $149,000 for the second quarter of 2017 from $1.3 million for the second quarter of 2016.  The decrease resulted from the discontinuance of one affinity relationship.  Other non-interest income decreased $3.8 million, or 88.7%, to $486,000 for the second quarter of 2017 from $4.3 million in the second quarter of 2016. The decrease resulted primarily from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds, which occurred in the second quarter of 2016.

Non-Interest Expense.  Total non-interest expense was  $37.4 million for the second quarter of 2017, a decrease of $19.8 million, or 34.6% compared to $57.1 million for the second quarter of 2016.  The decrease included a decline of $13.4 million for BSA lookback consulting expenses which were concluded in the third quarter of 2016.  Salaries and employee benefits also decreased to $18.1 million, a decrease of $3.2 million, or 15.0% from $21.3 million for the second quarter of 2016.  The decrease in salaries and employee benefits reflected bankwide staff reductions in the third quarter of 2016 which reduced staff by approximately 20%.  Depreciation and amortization decreased $152,000, or 12.0%, to $1.1 million in the second quarter of 2017 from $1.3 million in the second quarter of 2016.  The decrease reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $27,000, or 2.0%, to $1.4 million in the second quarter of 2017 from $1.4 million in the second quarter of 2016.  Data processing decreased by $1.1 million, or 29.2%, to $2.6 million in the second quarter of 2016 from $3.7 million in the second quarter of 2016.   The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the phase out an affinity program. It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure. Printing and supplies decreased $493,000, or 59.7%, to $333,000 in the second quarter of 2017 from $826,000 in the second quarter of 2016,  which reflected elevated expense in 2016 due to service charge and other communications in that year.  Audit expense increased $211,000, or 86.1%, to $456,000 in the second quarter of 2017 from $245,000 in the second quarter of 2016 which reflected increased regulatory compliance audit fees.  Legal expense decreased $796,000, or 35.8%, to $1.4 million in the second quarter of 2017 from $2.2 million in the second quarter of 2016, reflecting recognition of insurance coverage for certain fees associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”).  Amortization of intangible assets increased $33,000, or 9.6%, to $377,000 for the second quarter of 2017 from $344,000 for the second quarter of 2016 reflecting amortization of an intangible resulting from the 2016  purchase of  $60 million of lease receivables.  FDIC insurance expense increased $1.1 million, or 48.3%, to $3.5 million for the second quarter of 2017 from $2.3 million in the second quarter of 2016 due primarily to an increase in the FDIC assessment rate.    Software expense increased $194,000, or 6.9%, to $3.0 million in the second quarter of 2017 from $2.8 million in the second quarter of 2016 as a result of additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense decreased $12,000, or 2.2%, to $542,000 in the second quarter 2017 compared to $554,000 in the second quarter of 2016.  Telecom and IT network communications decreased $162,000, or 27.6%, to $425,000 in the second quarter of 2017 from $587,000 in the second quarter of 2016.  Securitization and servicing expense decreased $73,000, or 41.0%, to $105,000 for the second quarter of 2017 from $178,000 for the second quarter of 2016, which reflected a decreased volume of sales in 2017.  Consulting decreased $130,000, or 15.6%, to $706,000 in the second quarter of 2017 from $836,000 in the second quarter of 2016 reflecting reduced regulatory related consulting expense.    Other non-interest expense decreased $1.9 million, or 36.4%, to $3.2 million in the second quarter of 2017 from $5.1 million in the second quarter of 2016.  The decrease reflected  decreases of $878,000 for travel and entertainment expenses, $437,000 of customer identification expense and $103,000 of operating taxes. The decrease in travel and entertainment expenses reflected the impact of staff reductions and other cost cutting measures. The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business.

Income Taxes.  Income tax benefit for continuing operations was $9.9 million for the second quarter of 2017 compared to $10.0 million in the second quarter of 2016.  The tax benefit in 2017 reflected the impact of approximately $12 million of deferred tax valuation reversals, partially offset by the application of statutory rates against $7.7 million of pre tax income. The 36% effective tax benefit rate in 2016 primarily reflected the statutory 34% rate and the impact of state income taxes.

First six months 2017 to first six months 2016

Net Income:  Net income from continuing operations for the first six months of 2017 was $23.9 million, or $.43 per diluted share, compared to net loss of $28.4 million, or $.75 per diluted share for the first six months of 2016.  After discontinued operations, net income for the first six months of 2017 was $26.8 million compared to net loss of $42.3 million for the first six months of 2016.  Net interest income increased $10.6 million to $52.1 million for the first six months of 2017 compared to $41.4 million for the first six months of 2016 primarily as a result of higher loan balances and yields, reflecting the Federal Reserve’s rate increases.    The provision for loan and lease losses increased $290,000 to $1.4 million in the first six months of 2017 compared to $1.1 million in the first six months of 2016.  The higher provision in 2017 resulted primarily from the unguaranteed portion of non real estate secured SBA loans.  Non-interest income increased $15.2 million (excluding security gains and losses), from $26.1 million for the first six months of 2016, to $41.3 million, which reflected a $13.1 million decrease in the value of investment in unconsolidated entity in 2016. The 2017 increase also reflected a $5.0 million gain on sale of loans into a securitization.  In 2017 a $2.5 million gain on the sale of our health savings accounts  was more than offset by a loss of $3.4 million on the sale of our European prepaid operations. A $3.9 million decrease in other income, from $4.4 million in 2016 to $516,000 in 2017,  resulted primarily from a second quarter 2016 gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds.  Non-interest expense reflected a  $27.7 million decrease in BSA lookback-related consulting expenses and a $9.4 million decrease in other non interest expenses, which reflected a $4.8 million decrease in salaries and employee benefits.  Diluted income per share was $0.48 for the first six months of 2017 compared to diluted loss per share of $1.12 for the first six months of 2016.

Net Interest Income:  Our net interest income for the first six months of 2017 increased to $52.1 million, an increase of $10.6 million, or 25.7%, from $41.4 million in the first six months of 2016.  Our interest income for the first six months of 2017 increased to $59.3 million, an increase of $11.7 million, or 24.5%,  from $47.6 million for the first six months of 2016.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $230.1 million to $1.72 billion for the first six months of 2017 from $1.49 billion for the first six months of 2016, while related interest income increased $6.4 million on a tax equivalent basis.  Our average investment securities remained at $1.30 billion for the first six months of 2017 from $1.30 billion for the first six months of 2016. Notwithstanding relatively constant balances, related interest income increased $3.2 million on a tax equivalent basis as a result of higher yields.   Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities. Deposit rates and resulting interest expense adjusted only partially to  the Federal Reserve’s rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2017 increased to 2.90% from 2.56% in the first six months of 2016, an increase of 34 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases.  In the first six months of 2017, the average yield on our loans increased to 4.37% from 4.16% for the first six months of 2016, an increase of 21 basis points. Yields on taxable investment securities were higher at 2.82% compared to 2.34% an increase of 48 basis points. Increased loan and securities yields reflected the impact of the aforementioned Federal Reserve rate increases.  Average interest earning deposits at the Federal Reserve Bank increased $42.8 million, or 7.5%, to $616.3 million in the first six months of 2017 from $573.6 million in the first six months of 2016, as a result of deposit growth, primarily in prepaid card and other payments related deposits.  The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.36% for the first six months of 2017 compared to 0.31% in the first six months of 2016.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,700,508	$ 37,119	4.37%	$ 1,471,327	$ 30,636	4.16%
Leases - bank qualified*	21,361	811	7.59%	20,422	916	8.97%
Investment securities-taxable	1,287,360	18,143	2.82%	1,233,639	14,432	2.34%
Investment securities-nontaxable*	15,025	218	2.90%	65,558	765	2.33%
Interest earning deposits at Federal Reserve Bank	616,345	2,771	0.90%	573,595	1,280	0.45%
Federal funds sold and securities purchased under agreement to resell	57,635	560	1.94%	21,360	155	1.45%
Net interest earning assets	3,698,234	59,622	3.22%	3,385,901	48,184	2.85%

Allowance for loan and lease losses	(6,708)			(4,356)
Assets held for sale from discontinued operations	340,900	6,496	3.81%	562,860	11,146	3.96%
Other assets	285,428			312,405
	$ 4,317,854			$ 4,256,810

Liabilities and shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,547,820	$ 5,699	0.32%	$ 3,373,084	$ 4,839	0.29%
Savings and money market	432,267	1,167	0.54%	389,270	604	0.31%
Time	-	-	0.00%	117,117	343	0.59%
Total deposits	3,980,087	6,866	0.35%	3,879,471	5,786	0.30%

Short-term borrowings	3,276	22	1.34%	35,720	110	0.62%
Repurchase agreements	274	-	0.00%	1,033	1	0.19%
Subordinated debt	13,401	282	4.21%	13,401	252	3.76%
Total deposits and interest bearing liabilities	3,997,038	7,170	0.36%	3,929,625	6,149	0.31%

Other liabilities	5,824			22,043
Total liabilities	4,002,862			3,951,668

Shareholders' equity	314,992			305,142
	$ 4,317,854			$ 4,256,810

Net interest income on tax equivalent basis *		$ 58,948			$ 53,181

Tax equivalent adjustment		360			589

Net interest income		$ 58,588			$ 52,592

Net interest margin *			2.90%			2.56%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first six months of 2017, average interest earning assets increased to $3.70 billion, an increase of $312.3 million, or 9.2%, from $3.39 billion in the first six months of 2016.  The increase reflected increased average balances of interest earning deposits at the Federal Reserve Bank of $42.8 million, or 7.5%, increased average balances of investment securities of $3.2 million, or 0.2%, and increased average balances of loans and leases of $230.1 million, or 15.4%.  Average demand and interest checking deposits increased $174.7 million, or 5.2%, which resulted primarily from growth in prepaid card and other payment related deposits.

Provision for Loan and Lease Losses. Our provision for loan and lease losses increased $290,000, to $1.4 million for the first six months of 2017 compared to $1.1 million for the first six months of 2016. The higher provision in 2017 resulted primarily from the unguaranteed portion of non real estate secured SBA loans.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2017, our allowance for loan and lease losses amounted to $7.4 million, or 0.54%, of total loans compared to $6.3 million, or 0.52%, of total loans at December 31, 2016.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $41.3 million in the first six months of 2017 compared to $26.1 million in the first six months of 2016, before gains on securities of $1.1 million in the first six months of 2017 and $2.2 million in the first six months of 2016.  The $15.2 million, or 58.4%, increase between those respective periods reflected a  $13.1 million decrease in value of investment in an unconsolidated entity in 2016. In the second quarter of 2017 we had a $2.5 million gain on the sale of a portion of our health savings portfolio which was more than offset by a $3.4 million loss on the sale of our European prepaid card operations. Gain (loss) on sale of loans increased to $6.1 million for the first six months of 2017 from a loss of $94,000 in the first six months of 2016 reflecting  a $5.0 million gain on sales of loans into a securitization in 2017.  Service fees on deposit accounts increased $1.4 million, or 75.1%,  to $3.2 million for the first six months of 2017 from $1.8 million for the first six months of 2016 reflecting increases in service charges on safe harbor individual retirement accounts.   Prepaid card fees decreased $303,000, or 1.1% to $26.8 million for the first six months of 2017 from $27.1 million for the first six months of 2016 which reflected decreased volumes from a client as a result of its change in ownership and several programs whose sponsors decided to exit prepaid cards.  Leasing income increased $515,000 or 59.3% to $1.4 million for the first six months of 2017 from $868,000 for the first six months of 2016, which reflected higher gains on disposition of leased vehicles in 2017 due to higher volume.  Affinity fees decreased $1.2 million, or 51.6%, to $1.2 million for the first six months of 2017 from $2.4 million for the first six months of 2016. The decrease resulted primarily from the discontinuance of one affinity relationship.  Other non-interest income decreased $3.9 million, or 88.2% to $516,000 for the first six months of 2017 from $4.4 million in the first six months of 2016.   The decrease resulted primarily from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds, which occurred in the second quarter of 2016.

Non-Interest Expense.  Total non-interest expense was $75.1 million for the first six months of 2017, a decrease of $37.1 million, or 33.1% from $112.3 million for the first six months of 2016.  The decrease reflected a decrease of $27.7 million in Bank Secrecy Act lookback expense. Salaries and employee benefits expense also decreased to $36.1 million, a decrease of $4.8 million, or 11.7% from $40.9 million for the first six months of 2016.  The decrease in salaries and employee benefits reflected bankwide staff reductions in the third quarter of 2016 which reduced total staff by approximately 20%.   Depreciation and amortization decreased $185,000,  or 7.4%,  to $2.3 million in the first six months of 2017 from $2.5 million in the first six months of 2016 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $29,000, or 1.0%, to $2.9 million in the first six months of 2017 from $2.8 million in the first six months of 2016.  Data processing expense decreased $1.6 million, or 20.4%,  to $6.1 million in the first six months of 2017 from $7.7 million in the first six months of 2016.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the phase out of an affinity program. It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $531,000, or 38.8%, to $838,000 in the first six months of 2017 from $1.4 million in the first six months of 2016, which reflected elevated expense in 2016 due to service charge and other communications in 2016.  Audit expense increased $377,000, or 75.4%, to $877,000 in the first six months of 2017 from $500,000 in the first six months of 2016 which reflected increased regulatory compliance audit fees.  Legal expense increased $193,000, or 6.5%, to $3.2 million for the first six months of 2017 from $3.0 million in the first six months of 2016 which reflected higher regulatory legal costs including fees associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”).  The year to date increase was net of insurance coverage recognized in the second quarter of 2017. Amortization of intangible assets increased $118,000, or 18.5%, to $756,000 for the first six months of 2017 from $638,000 for the six months of 2016.  The increase resulted primarily from the amortization of the intangible asset resulting from the 2016 purchase of the $60 million of lease receivables.  FDIC insurance expense increased $841,000, or 18.0%, to $5.5 million for the first six months of 2017 from $4.7 million in the first six months of 2016, which reflected the impact of a increase in the FDIC assessment rate.  Software expense increased $1.3 million, or 25.2%, to $6.2 million in the first six months of 2017 from $5.0 million in the first six months of 2016 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $156,000,  or 14.7%,  to $1.2 million in the first six months of 2017 from $1.1 million in the first six months of 2016.  The increase reflected higher cyber and director and officer coverages.    Telecom and IT network communications expense increased $52,000, or 5.4%, to $1.0 million in the first six months of 2017 from $965,000 in the first six months of 2016.  Securitization and servicing expense decreased $647,000, or 86.6%,  to $100,000 in the first six months of 2017 from $747,000 in the first six months of 2016 which reflected a decreased volume of sales in 2017. Consulting expense decreased $1.3 million, or 50.7% to $1.2 million in the first six months of 2017 from $2.5 million in the first six months of 2016.  The decrease reflected reduced regulatory related and investor relations consulting.   Other non-interest expense decreased $3.4 million, or 33.9%, to $6.7 million in the first six months of 2017 from $10.2 million in the first six months of 2016.  The $3.4 million decrease reflected decreases of $1.4 million in travel and entertainment expenses, $445,000 in customer identification expense, $251,000 in postage expense, $198,000 in expenses related to SBA loans and $167,000 in other leasing expense. The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business. The decrease in postage expense  reflected the impact of the  sale of the health savings business and also reflected elevated expense in 2016 due to service charge and other communications mailings in 2016.

Income Taxes.  Income tax benefit for continuing operations was $5.9 million for the first six months of 2017 compared to $15.3 million in the first six months of 2016.  The tax benefit in 2017 reflected the impact of approximately $12 million of deferred tax valuation reversals, partially offset by the application of statutory rates against $18.0 million of pre tax income. The 35% effective tax benefit rate in 2016 reflected the statutory 34% rate and the impact of state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While such exits continued in the second quarter of 2017, they were offset by growth in prepaid card and other payments deposits.  Accordingly, overnight balances at the Federal Reserve Bank averaged $480.4 million for the second quarter of 2017, which was higher than the prior year second quarter average of $348.2 million.  Investment securities available-for-sale also provide a significant source of liquidity.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first six months of 2017.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates. However, the focus of our business model is to identify affinity groups that control significant deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  Nonetheless, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times during the year, especially the first quarter as a result of tax refund prepaid card balances.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first six months of 2017, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, they continue to acknowledge that such deposits are stable and low cost.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh, or  FHLB, and the Federal Reserve Bank.  As of June 30, 2017, we had approximately  $366.7 million available on a line of credit with the Federal Home Loan Bank and $179.8 million line of credit with the Federal Reserve Bank. In August, 2017, the availaibility on the FHLB borrowing line was increased to approximately $566.7 million. These lines may be collateralized by specified types of loans or securities, and we expect to continue to maintain these facilities.  We actively monitor our positions and contingent funding sources on a daily basis. As of June 30, 2017, we did not have any borrowings outstanding on our lines of credit.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of June 30, 2017, we had approximate cash reserves of $14.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $150,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued will have been remediated, the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at June 30, 2017 were $475.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements. Traditionally, we sell our excess funds overnight to other financial institutions, with which we have correspondent relationships, to obtain better returns. As the federal funds rates decreased to the same  levels offered by the Federal Reserve, we have adjusted our strategy to retain our excess funds at the Federal Reserve, which also offers the full guarantee of the federal government.

Funding was directed primarily at cash outflows required for net loan growth of $147.9 million for the six months ended June 30, 2017, and $104.1 million for the six months ended June 30, 2016.   Net redemptions of investment securities for the six months ended June 30, 2017, were $145.5 million compared to net purchases of  $244.8 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.22 billion and $1.09 billion as of June 30, 2017 and December 31, 2016, respectively.  The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At June 30, 2017, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2017
The Bancorp, Inc.	7.77%	15.38%	15.72%	15.38%
The Bancorp Bank	7.62%	15.04%	15.38%	15.04%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2016
The Bancorp, Inc.	6.90%	13.34%	13.63%	13.34%
The Bancorp Bank	6.84%	13.24%	13.53%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2017.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 329,782	$ 11,357	$ 50,489	$ 31,561	$ 119,630
Loans net of deferred loan costs	912,726	33,147	234,268	181,297	8,825
Investment securities	351,116	169,398	180,849	141,398	399,774
Interest earning deposits	475,387	-	-	-	-
Securities purchased under agreements to resell	65,076	-	-	-	-
Total interest earning assets	2,134,087	213,902	465,606	354,256	528,229

Interest bearing liabilities:
Demand and interest checking	2,223,150	71,232	71,232	-	-
Savings and money market	109,650	219,302	109,650	-	-
Securities sold under agreements to repurchase	273	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,346,474	290,534	180,882	-	-
Gap	$ (212,387)	$ (76,632)	$ 284,724	$ 354,256	$ 528,229
Cumulative gap	$ (212,387)	$ (289,019)	$ (4,295)	$ 349,961	$ 878,190
Gap to assets ratio	-5%	-2%	7%	8%	12%
Cumulative gap to assets ratio	-5%	-7%	*	8%	20%

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

Financial Condition

General.    Our total assets at June 30, 2017 were $4.30 billion, of which our total loans were $1.37 billion.  At December 31, 2016, our total assets were $4.86 billion, of which our total loans were $1.22 billion.

Interest earning deposits and federal funds sold.  At June 30, 2017, we had a total of $475.4 million of interest earning deposits compared to $955.7 million at December 31, 2016, a decrease of $480.3 million or 50.3%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities decreased to $1.24 billion at June 30, 2017, a decrease of $99.5 million, or 7.4%, from year-end 2016.  The decrease in investment securities was primarily a result of prepayments  on collateralized loan obligation securities.  Other securities, included in the held-to-maturity classification at June 30, 2017, consisted of three securities secured by diversified portfolios of corporate securities, one bank senior note and two single-issuer trust preferred securities.

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

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,913	$ 2,024	$ 111	Not rated
Security B	9,091	6,224	(2,867)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the six months ended June 30, 2017 and June 30, 2016,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $6.2 million at June 30, 2017, compared to $1.6 million at December 31, 2016.  The increase resulted from additional Federal Home Loan Bank stock required for larger daily advances to enhance liquidity management.

Investment securities with a carrying value of $600.0 million at June 30, 2017 and $607.2 million at December 31, 2016, were pledged as collateral for Federal Home Loan Bank advances and letters of credit as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information.  Commercial loans held for sale decreased to $542.8 million at June 30, 2017 from $663.1 million at December 31, 2016.

Loan portfolio. Total loans increased to $1.37 billion at June 30, 2017 from $1.22 billion at December 31, 2016.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2017	2016

SBA non real estate	$ 74,511	$ 74,644
SBA commercial mortgage	126,224	126,159
SBA construction	11,057	8,826
SBA loans *	211,792	209,629
Direct lease financing	371,002	346,645
SBLOC	718,707	630,400
Other specialty lending	44,389	11,073
Other consumer loans	15,858	17,374
	1,361,748	1,215,121
Unamortized loan fees and costs	8,515	7,790
Total loans, net of deferred loan costs	$ 1,370,263	$ 1,222,911

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 218,253	$ 215,786
SBA loans included in held for sale	158,389	154,016
Total SBA loans	$ 376,642	$ 369,802

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is set forth below.

At June 30, 2017, in excess of 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2017 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At June 30, 2017, approximately 49% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2017 is 100%, less guaranteed portions of any purchased loans and loans funded within 90 days of quarter end. The 100% coverage includes loan review work performed by designated SBA department personnel.  Although loans are not typically purchased, loans for Community Reinvestment Act, or CRA,   purposes are periodically purchased.  At June 30, 2017, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2017 is 35%. At June 30, 2017, approximately 49% of the leasing portfolio had been reviewed.  The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2017 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised.  At June 30, 2017, approximately 53% of the CMBS floating rate portfolio had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At June 30, 2017,  82% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans.  At June 30, 2017,  approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2017 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At June 30, 2017, approximately 83% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	Greater than		Total		Total
June 30, 2017	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 770	$ -	$ -	$ 2,704	$ 3,474	$ 71,037	$ 74,511
SBA commercial mortgage	-	-	-	908	908	125,316	126,224
SBA construction	-	-	-	-	-	11,057	11,057
Direct lease financing	2,626	1,087	494	-	4,207	366,795	371,002
SBLOC	-	-	-	-	-	718,707	718,707
Other specialty lending	-	-	-	-	-	44,389	44,389
Consumer - other	-	-	-	73	73	4,878	4,951
Consumer - home equity	331	150	-	1,430	1,911	8,996	10,907
Unamortized loan fees and costs	-	-	-	-	-	8,515	8,515
	$ 3,727	$ 1,237	$ 494	$ 5,115	$ 10,573	$ 1,359,690	$ 1,370,263

	30-59 Days	60-89 Days	Greater than		Total		Total
December 31, 2016	past due	past due	90 days	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the six months ended
	June 30,
	2017	2016

Ratio of the allowance for loan losses to total loans	0.54%	0.46%
Ratio of the allowance for loan losses to nonperforming loans *	131.09%	85.42%
Ratio of nonperforming assets to total assets *	0.13%	0.14%
Ratio of net charge-offs to average loans	0.02%	0.00%
Ratio of net charge-offs to average loans annualized	0.04%	0.01%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans was 0.54% at June 30, 2017, compared to 0.46% at June 30, 2016. The higher current period ratio reflected an increase in the allowance which exceeded proportional loan growth during the period.  The ratio of the allowance for loan losses to non-performing loans increased to 131.09% at June 30, 2017, from 85.42% at June 30, 2016, primarily as a result of a decrease in non-performing loans and an increase in the allowance.  The ratio of non-performing assets to total assets remained relatively stable.  Net charge-offs to average loans increased to 0.02% for the six months ended June 30, 2017, from 0.00% for the six months ended June 30, 2016, primarily as a result of higher net charge offs.

Net charge-offs.  Net charge-offs were $329,000 for the six months ended June 30, 2017,  an increase of $267,000 from net charge-offs of $62,000 the same period of 2016.  The majority of the charge-offs in the first six months of 2017 were associated with SBA commercial mortgage and leasing relationships.  The majority of the charge-offs in the first six months of 2016 were associated with leasing relationships.

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

	June 30,	December 31,
	2017	2016

Non-accrual loans
SBA non real estate	$ 2,704	$ 1,530
SBA commercial mortgage	908	-
Consumer	1,503	1,442
Total non-accrual loans	5,115	2,972

Loans past due 90 days or more	494	661
Total non-performing loans	5,609	3,633
Other real estate owned	-	104
Total non-performing assets	$ 5,609	$ 3,737

Loans that were modified as of June 30, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	4	$ 1,088	$ 1,088	2	$ 844	$ 844
Direct lease financing	1	606	606	1	734	734
Consumer	1	285	285	1	288	288
Total	6	$ 1,979	$ 1,979	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2017 and December 31, 2016 (in thousands).

	June 30, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 944	$ -	$ 144	$ 700
Direct lease financing	-	-	606	-	-	734
Consumer	-	-	285	-	-	288
Total	$ -	$ 144	$ 1,835	$ -	$ 144	$ 1,722

The following table summarizes, as of June 30, 2017, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 750
Total	2	$ 750

As of June 30, 2017 and December 31, 2016,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at June 30, 2017 and December 31, 2016:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2017
Without an allowance recorded
SBA non real estate	$ 367	$ 367	$ -	$ 247	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,714	1,714	-	1,721	-
With an allowance recorded					-
SBA non real estate	2,677	2,677	1,425	2,616	-
SBA commercial mortgage	908	908	141	606	-
Direct lease financing	606	606	143	675	-
Consumer - other	74	74	74	24	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	3,044	3,044	1,425	2,863	-
SBA commercial mortgage	908	908	141	606	-
Direct lease financing	606	606	143	675	-
Consumer - other	74	74	74	24	-
Consumer - home equity	1,714	1,714	-	1,721	-
	6,346	6,346	1,783	5,889	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

We had $5.1 million of non-accrual loans at June 30, 2017 compared to $3.0 million of non-accrual loans at December 31, 2016. The $2.1 million increase in non-accrual loans was primarily due to $2.8 million of loans placed on non-accrual status partially offset by $334,000 of loan payments and $307,000 of charge-offs.  Loans past due 90 days or more still accruing interest amounted to $494,000 at June 30, 2017 and $661,000 at December 31, 2016.  The $167,000 decrease reflected $1.5 million of additions partially offset by $1.0 million of loan payments, $94,000 of charge-offs and $526,000 of loans moved to repossessed assets.

We had no other real estate owned at June 30, 2017 and $104,000 at December 31, 2016 with no additional activity during the intervening period.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2017 and December 31, 2016:

June 30, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 47,725	$ 3,120	$ 4,982	$ -	$ -	$ -	$ 18,684	$ 74,511
SBA commercial mortgage	105,558	281	908	-	-	-	19,477	126,224
SBA construction	11,057	-	-	-	-	-	-	11,057
Direct lease financing	181,000	-	4,104	-	-	15,486	170,412	371,002
SBLOC	354,608	-	-	-	-	-	364,099	718,707
Other specialty lending	44,389	-	-	-	-	-	-	44,389
Consumer	8,742	285	2,252	-	-	-	4,579	15,858
Unamortized loan fees and costs	-	-	-	-	-	-	8,515	8,515
	$ 753,079	$ 3,686	$ 12,246	$ -	$ -	$ 15,486	$ 585,766	$ 1,370,263

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $22.0 million at June 30, 2017 compared to $24.1 million at December 31, 2016.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $120.9 million investment in unconsolidated entity at June 30, 2017.

Assets held for sale.    Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $336.2 million at June 30, 2017 compared to $360.7 million at December 31, 2016.  The decrease resulted primarily from loan repayments.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  However, the majority of our deposits are generated through prepaid deposits. One strategic focus is growing these accounts through affinity groups.  At June 30, 2017, we had total deposits of $3.88 billion compared to $4.24 billion at December 31, 2016, a decrease of $362.2 million or 8.5%.  The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2017		December 31, 2016
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,547,820	0.32%	$ 3,347,191	0.28%
Savings and money market	432,267	0.54%	394,434	0.39%
Time	-	0.00%	77,576	0.58%
Total deposits	$ 3,980,087	0.35%	$ 3,819,201	0.30%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the Federal Home Loan Bank as of June 30, 2017 and  December 31, 2016.   Long-term borrowings of $263.1 million at December 31, 2016 reflected the proceeds of loans sold into a securitization which, at that date, was accounted for as a secured borrowing.  In the first quarter of 2017, the documentation required for true sale accounting was completed, and the sale was recorded in that quarter. We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $40.6 million at June 30, 2017 compared to $44.1 million at December 31, 2016, representing a decrease of $3.5 million.  Other liabilities consist primarily of investment payables and accrued expenses.

Off balance sheet arrangements.  There were no off-balance sheet arrangements during the six months ended June 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material, and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DCGL, from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and continues to defend against the complaint.  On July 27, 2017, the Court of Chancery ruled in favor of the Company and granted an Order of Final Judgment Denying Plaintiff’s Demand To Inspect The Books And Records of Defendant.  The court’s Order is subject to appeal rights.  Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.   We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated, but we continue to believe the claim is without merit.

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

THE BANCORP INC
(Registrant)

August 8, 2017	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
President/Chief Executive Officer

August 8, 2017	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith