Form 10-Q
period 2017-09-30
Bancorp, Inc.
filed 2017-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2017

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

As of  November 7, 2017, there were 55,859,660 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 5,813	$ 4,127
Interest earning deposits at Federal Reserve Bank	328,023	955,733
Securities purchased under agreements to resell	65,095	39,199
Total cash and cash equivalents	398,931	999,059

Investment securities, available-for-sale, at fair value	1,196,956	1,248,614
Investment securities, held-to-maturity (fair value $85,099 and $91,799, respectively)	86,402	93,467
Commercial loans held for sale	380,272	663,140
Loans, net of deferred loan fees and costs	1,374,060	1,222,911
Allowance for loan and lease losses	(7,283)	(6,332)
Loans, net	1,366,777	1,216,579
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	1,613
Premises and equipment, net	21,087	24,125
Accrued interest receivable	10,131	10,589
Intangible assets, net	5,185	6,906
Other real estate owned	-	104
Deferred tax asset, net	53,017	55,666
Investment in unconsolidated entity, at fair value	107,711	126,930
Assets held for sale from discontinued operations	314,994	360,711
Other assets	51,164	50,611
Total assets	$ 3,993,618	$ 4,858,114

LIABILITIES
Deposits
Demand and interest checking	$ 3,113,212	$ 3,816,524
Savings and money market	452,183	421,780
Total deposits	3,565,395	4,238,304

Securities sold under agreements to repurchase	180	274
Subordinated debentures	13,401	13,401
Long-term borrowings	42,482	263,099
Other liabilities	32,699	44,073
Total liabilities	3,654,157	4,559,151

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,859,660 and 55,419,204
shares issued at September 30, 2017 and December 31, 2016, respectively	55,860	55,419
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	362,340	360,564
Accumulated deficit	(77,850)	(111,941)
Accumulated other comprehensive loss	(23)	(4,213)
Total shareholders' equity	339,461	298,963

Total liabilities and shareholders' equity	$ 3,993,618	$ 4,858,114

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,420	$ 17,697	$ 59,066	$ 48,928
Interest on investment securities:
Taxable interest	8,847	8,350	26,990	22,782
Tax-exempt interest	86	142	228	639
Federal funds sold/securities purchased under agreements to resell	371	146	931	301
Interest earning deposits	1,190	397	3,961	1,677
	31,914	26,732	91,176	74,327
Interest expense
Deposits	3,688	2,906	10,554	8,692
Securities sold under agreements to repurchase	-	-	-	1
Short-term borrowings	175	153	197	263
Subordinated debenture	150	131	432	383
	4,013	3,190	11,183	9,339
Net interest income	27,901	23,542	79,993	64,988
Provision for loan and lease losses	800	750	2,150	1,810
Net interest income after provision for loan and lease losses	27,101	22,792	77,843	63,178

Non-interest income
Service fees on deposit accounts	1,700	1,510	4,895	3,335
Card payment and ACH processing fees	1,564	1,459	4,596	4,183
Prepaid card fees	12,491	12,249	39,272	39,333
Gain on sale of loans	11,394	903	17,535	809
Gain on sale of investment securities	506	981	1,595	3,131
Change in value of investment in unconsolidated entity	(4)	811	(20)	(12,313)
Leasing income	705	588	2,088	1,456
Affinity fees	275	1,091	1,445	3,507
Gain on sale of health savings accounts	-	-	2,538	-
Loss from sale of European prepaid operations	-	-	(3,437)	-
Other	376	312	892	4,691
Total non-interest income	29,007	19,904	71,399	48,132

Non-interest expense
Salaries and employee benefits	21,788	21,508	57,902	62,400
Depreciation and amortization	1,080	1,241	3,405	3,751
Rent and related occupancy cost	1,368	1,638	4,227	4,797
Data processing expense	1,926	3,507	8,047	10,949
One time fee to exit data processing contract	1,136	-	1,136	-
Printing and supplies	282	825	1,120	2,194
Audit expense	393	246	1,270	746
Legal expense	2,744	814	5,909	3,786
Amortization of intangible assets	377	394	1,133	1,032
Losses on sale and write downs on other real estate owned	-	-	19	-
FDIC insurance	2,063	2,436	7,586	7,118
Software	3,088	3,032	9,328	8,266
Insurance	633	631	1,853	1,695
Telecom and IT network communications	426	582	1,443	1,547
Securitization and servicing expense	-	-	100	747
Consulting	505	1,701	1,745	4,214
Bank Secrecy Act and lookback consulting expenses	-	1,340	-	29,076
Civil money penalty	2,500	-	2,500	-

Other	3,574	4,276	10,306	14,127
Total non-interest expense	43,883	44,171	119,029	156,445
Income (loss) from continuing operations before income taxes	12,225	(1,475)	30,213	(45,135)
Income tax expense (benefit)	5,455	55	(457)	(15,324)
Net income (loss) from continuing operations	$ 6,770	$ (1,530)	$ 30,670	$ (29,811)
Discontinued operations
Income (loss) from discontinued operations before income taxes	829	(21,490)	5,488	(38,073)
Income tax expense (benefit)	318	2,531	2,050	(164)
Income (loss) from discontinued operations, net of tax	511	(24,021)	3,438	(37,909)
Net income (loss) available to common shareholders	$ 7,281	$ (25,551)	$ 34,108	$ (67,720)

Net income (loss) per share from continuing operations - basic	$ 0.12	$ (0.03)	$ 0.55	$ (0.73)
Net income (loss) per share from discontinued operations - basic	$ 0.01	$ (0.51)	$ 0.06	$ (0.92)
Net income (loss) per share - basic	$ 0.13	$ (0.54)	$ 0.61	$ (1.65)

Net income (loss) per share from continuing operations - diluted	$ 0.12	$ (0.03)	$ 0.55	$ (0.73)
Net income (loss) per share from discontinued operations - diluted	$ 0.01	$ (0.51)	$ 0.06	$ (0.92)
Net income (loss) per share - diluted	$ 0.13	$ (0.54)	$ 0.61	$ (1.65)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2017	2016
	(in thousands)

Net income (loss)	$ 34,108	$ (67,720)
Other comprehensive income (loss) net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain during the period	8,194	19,207
Reclassification adjustments for gains included in income	(1,595)	(3,131)
Reclassification adjustments for foreign currency translation gains	216	335
Amortization of losses previously held as available-for-sale	25	25
Net unrealized gain	6,840	16,436

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain during the period	3,278	7,683
Reclassification adjustments for gains included in income	(638)	(1,252)
Amortization of losses previously held as available-for-sale	10	10
Income tax expense related to items of other comprehensive income	2,650	6,441

Other comprehensive income net of tax and reclassifications into net income	4,190	9,995
Comprehensive income (loss)	$ 38,298	$ (57,725)

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2017
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income (loss)	Total

Balance at January 1, 2017	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income	-	-	-	-	34,108	-	34,108
Common stock issuance expense	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
net of tax benefits	440,456	441	-	(424)	(17)	-	-
Stock-based compensation	-	-	-	2,400	-	-	2,400
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	4,190	4,190

Balance at September 30, 2017	55,859,660	$ 55,860	$ (866)	$ 362,340	$ (77,850)	$ (23)	$ 339,461

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net income (loss) from continuing operations	$ 30,670	$ (29,811)
Net income (loss) from discontinued operations	3,438	(37,909)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,538	4,783
Provision for loan and lease losses	2,150	1,810
Net amortization of investment securities discounts/premiums	6,955	6,066
Stock-based compensation expense	2,400	1,990
Loans originated for sale	(398,410)	(372,065)
Sale of loans originated for resale	453,976	299,855
Gain on sales of loans originated for resale	(13,119)	(809)
Loss (gain) on sale of fixed assets	28	(21)
Loss on sale of other real estate owned	19	-
Fair value adjustment on investment in unconsolidated entity	(20)	14,753
Gain on sales of investment securities	(1,595)	(3,131)
Decrease (increase) in accrued interest receivable	458	(1,025)
Decrease (increase) in other assets	872	(19,290)
Decrease (increase) in discontinued assets held for sale	1,123	(5,779)
Increase (decrease) in other liabilities	(18,794)	10,505
Net cash provided by (used in) operating activities	74,689	(130,078)

Investing activities
Purchase of investment securities available-for-sale	(237,870)	(499,969)
Proceeds from sale of investment securities available-for-sale	83,918	115,637
Proceeds from redemptions and prepayments of securities held-to-maturity	7,000	51
Proceeds from redemptions and prepayments of securities available-for-sale	234,163	133,212
Proceeds from sale of other real estate owned	85	-
Net increase in loans	(152,484)	(120,312)
Net decrease in discontinued loans held for sale	44,594	203,533
Proceeds from sale of fixed assets	366	341
Purchases of premises and equipment	(625)	(4,237)
Investment in unconsolidated entity	19,239	6,371
Net cash used in investing activities	(1,614)	(165,373)

Financing activities
Net decrease in deposits	(672,909)	(647,822)
Net decrease in securities sold under agreements to repurchase	(94)	(572)
Proceeds of short-term borrowings and federal funds purchased	-	70,000
Common stock issuance expense	(200)	-
Proceeds from the issuance of common stock	-	74,812
Net cash used in financing activities	(673,203)	(503,582)

Net decrease in cash and cash equivalents	(600,128)	(799,033)

Cash and cash equivalents, beginning of period	999,059	1,155,162

Cash and cash equivalents, end of period	$ 398,931	$ 356,129

Supplemental disclosure:
Interest paid	$ 11,176	$ 9,514
Taxes paid	$ 1,051	$ 366

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016  (2016 Form 10-K Report). The results of operations for the nine month period ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At September 30, 2017, the Company had  two active  stock-based compensation plans, which are more fully described in its 2016 Form 10-K Report.

The Company did not grant stock options during the nine month period ended September 30, 2017.  The Company granted 300,000 stock options with a vesting period of four years in the first nine months of 2016.  There were 28,500 common stock options exercised in the nine month periods ended September 30, 2017, and no common stock options were exercised during the nine month period ended September 30, 2016.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2017	2,021,625	$ 8.32	5.24	$ -
Granted	-	-	-	-
Exercised	(28,500)	7.36	-	-
Expired	(1,000)	25.43	-	-
Forfeited	(38,750)	8.37	-	-
Outstanding at September 30, 2017	1,953,375	$ 8.31	4.51	$ 941,090
Exercisable at September 30, 2017	1,705,875	$ 8.50	3.93	$ 599,090

The Company granted 955,024 restricted stock units (RSUs) in the first nine months of 2017 of which 820,024 have a vesting period of three years and 135,000 have a vesting period of one year.  At issuance, for the RSUs granted in the first nine months of 2017: 799,559 had a fair value of $5.06,  7,923 had a fair value of $6.31 and 147,542 had a fair value of $7.65.  In the first nine months of 2016, the Company granted 789,000 restricted RSUs of which 620,000 had a vesting period of three years and 169,000 had a vesting period of one year.  Of the RSUs granted in the first nine months of 2016, 489,000 had a fair value of $4.50 and 300,000  had a fair value of $6.75 at issuance.  The total fair value of RSUs vested for the nine months ended September 30, 2017 and 2016 was $2.6 million and $830,000, respectively.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2017	831,775	$ 5.77	1.62
Granted	955,024	5.47
Vested	(438,441)	5.89
Forfeited	(83,904)	5.93
Outstanding at September 30, 2017	1,264,454	$ 5.49	1.92

As of September 30, 2017, there was a total of $5.9 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 2.0 years.  Related compensation expense for the nine months ended September 30, 2017 and 2016 was $2.4 million and $2.0 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 6,770	55,758,433	$ 0.12
Effect of dilutive securities
Common stock options	-	554,405	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,770	56,312,838	$ 0.12

	For the three months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 511	55,758,433	$ 0.01
Effect of dilutive securities
Common stock options	-	554,405	-
Diluted earnings per share
Net earnings available to common shareholders	$ 511	56,312,838	$ 0.01

	For the three months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 7,281	55,758,433	$ 0.13
Effect of dilutive securities
Common stock options	-	554,405	-
Diluted earnings per share
Net earnings available to common shareholders	$ 7,281	56,312,838	$ 0.13

Stock options for 1,633,375 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2017, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 30,670	55,661,538	$ 0.55
Effect of dilutive securities
Common stock options	-	382,371	-
Diluted earnings per share
Net earnings available to common shareholders	$ 30,670	56,043,909	$ 0.55

	For the nine months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 3,438	55,661,538	$ 0.06
Effect of dilutive securities
Common stock options	-	382,371	-
Diluted earnings per share
Net earnings available to common shareholders	$ 3,438	56,043,909	$ 0.06

	For the nine months ended
	September 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 34,108	55,661,538	$ 0.61
Effect of dilutive securities
Common stock options	-	382,371	-
Diluted earnings per share
Net earnings available to common shareholders	$ 34,108	56,043,909	$ 0.61

Stock options for 1,953,375 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2017, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

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

Stock options for 2,036,500 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at September 30, 2016 but were not included in dilutive shares because the Company had a net loss available to common shareholders.

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

Stock options for 2,036,500 shares exercisable at prices between $6.75 and $25.43 per share, were outstanding at September 30, 2016 but were not included in dilutive shares because the Company had a net loss available to common shareholders.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

Available-for-sale	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 35,162	$ 87	$ (24)	$ 35,225
Asset-backed securities *	264,196	1,182	(439)	264,939
Tax-exempt obligations of states and political subdivisions	13,157	179	(17)	13,319
Taxable obligations of states and political subdivisions	71,592	1,671	(150)	73,113
Residential mortgage-backed securities	367,017	840	(3,420)	364,437
Collateralized mortgage obligation securities	129,722	294	(923)	129,093
Commercial mortgage-backed securities	153,274	488	(114)	153,648
Foreign debt securities	59,685	398	(88)	59,995
Corporate debt securities	102,205	1,047	(65)	103,187
	$ 1,196,010	$ 6,186	$ (5,240)	$ 1,196,956

September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 94,409	$ 254	$ (418)	$ 94,245
Collateralized loan obligation securities	153,369	800	(19)	154,150
Other	16,418	128	(2)	16,544
	$ 264,196	$ 1,182	$ (439)	$ 264,939

Held-to-maturity	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,017	$ 118	$ (2,761)	$ 8,374
Other debt securities - pooled	75,385	1,340	-	76,725
	$ 86,402	$ 1,458	$ (2,761)	$ 85,099

Available-for-sale	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,771	$ 23	$ (92)	$ 27,702
Asset-backed securities *	355,622	1,811	(2,037)	355,396
Tax-exempt obligations of states and political subdivisions	15,492	129	(137)	15,484
Taxable obligations of states and political subdivisions	78,143	1,539	(633)	79,049
Residential mortgage-backed securities	347,120	598	(5,149)	342,569
Collateralized mortgage obligation securities	160,649	619	(1,445)	159,823
Commercial mortgage-backed securities	117,844	250	(1,008)	117,086
Foreign debt securities	56,603	168	(274)	56,497
Corporate debt securities	95,005	421	(418)	95,008
	$ 1,254,249	$ 5,558	$ (11,193)	$ 1,248,614

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 122,579	$ 346	$ (2,000)	$ 120,925
Collateralized loan obligation securities	215,117	1,294	(14)	216,397
Other	17,926	171	(23)	18,074
	$ 355,622	$ 1,811	$ (2,037)	$ 355,396

Held-to-maturity	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,983	$ 179	$ (3,026)	$ 15,136
Other debt securities - pooled	75,484	1,179	-	76,663
	$ 93,467	$ 1,358	$ (3,026)	$ 91,799

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 and $1.6 million, respectively, at September 30, 2017 and December 31, 2016.

The amortized cost and fair value of the Company’s investment securities at September 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 6,433	$ 6,441	$ -	$ -
Due after one year through five years	170,145	171,473	-	-
Due after five years through ten years	361,549	362,268	-	-
Due after ten years	657,883	656,774	86,402	85,099
	$ 1,196,010	$ 1,196,956	$ 86,402	$ 85,099

At September 30, 2017 and December 31, 2016, there were no investment securities pledged for securities sold under repurchase agreements as required or permitted by law.  At September 30, 2017 and December 31, 2016, investment securities with a fair value of approximately $606.8 million and $607.2 million, respectively, were pledged to secure a line of credit with the FHLB.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities.  The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first nine months of 2017.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2017 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 17,266	$ (24)	$ -	$ -	$ 17,266	$ (24)
Asset-backed securities	16	16,453	(20)	58,961	(419)	75,414	(439)
Tax-exempt obligations of states and
political subdivisions	2	-	-	2,148	(17)	2,148	(17)
Taxable obligations of states and
political subdivisions	14	14,844	(127)	977	(23)	15,821	(150)
Residential mortgage-backed securities	93	173,175	(1,573)	98,021	(1,847)	271,196	(3,420)
Collateralized mortgage obligation securities	26	62,244	(468)	30,937	(455)	93,181	(923)
Commercial mortgage-backed securities	8	23,434	(114)	243	-	23,677	(114)
Foreign debt securities	21	15,869	(68)	1,180	(20)	17,049	(88)
Corporate debt securities	20	11,658	(30)	4,514	(35)	16,172	(65)
Total temporarily impaired
investment securities	204	$ 334,943	$ (2,424)	$ 196,981	$ (2,816)	$ 531,924	$ (5,240)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 6,343	$ (2,761)	$ 6,343	$ (2,761)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,343	$ (2,761)	$ 6,343	$ (2,761)

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

Other securities included in the held-to-maturity classification at September 30, 2017 consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

A total of $11.0 million of other debt securities - single issuers is comprised of the following: amortized cost of the two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company.

A total of $75.4 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of September 30, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,913	$ 2,031	$ 118	Not rated
Security B	9,104	6,343	(2,761)	Not rated

Class: All of the above are trust preferred securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.     The Company’s unrealized loss for other debt securities, which include two single issuer trust preferred securities, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  These sales are accounted for as true sales and servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At September 30, 2017, the fair value of the loans held for sale was $383.0 million and their book value was $378.2  million.  Included in the gain on sale of loans in the Statements of Operations were gains recognized from changes in fair value of $1.9 million for the nine months ended September 30, 2017.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees, on the Statements of Operations.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2017	2016

SBA non real estate	$ 72,055	$ 74,644
SBA commercial mortgage	132,997	126,159
SBA construction	14,205	8,826
SBA loans *	219,257	209,629
Direct lease financing	369,069	346,645
SBLOC	720,279	630,400
Other specialty lending	36,664	11,073
Other consumer loans	20,107	17,374
	1,365,376	1,215,121
Unamortized loan fees and costs	8,684	7,790
Total loans, net of deferred loan fees and costs	$ 1,374,060	$ 1,222,911

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $7.1  million and $2.4 million at September 30, 2017 and December 31, 2016, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 225,909	$ 215,786
SBA loans included in held for sale	160,855	154,016
Total SBA loans	$ 386,764	$ 369,802

The following table provides information about impaired loans at September 30, 2017 and December 31, 2016 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2017
Without an allowance recorded
SBA non real estate	$ 357	$ 357	$ -	$ 274	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	284	396	-	71	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,700	1,700	-	1,716	-
With an allowance recorded					-
SBA non real estate	2,288	2,288	1,659	2,534	-
SBA commercial mortgage	1,226	1,226	185	761	-
Direct lease financing	-	-	-	506	-
Consumer - other	-	-	-	18	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	2,645	2,645	1,659	2,808	-

SBA commercial mortgage	1,226	1,226	185	761	-
Direct lease financing	284	396	-	577	-
Consumer - other	-	-	-	18	-
Consumer - home equity	1,700	1,700	-	1,716	-
	5,855	5,967	1,844	5,880	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2017  or December 31, 2016) (in thousands):

	September 30,	December 31,
	2017	2016

Non-accrual loans
SBA non real estate	$ 2,310	$ 1,530
SBA commercial mortgage	1,226	-
Consumer	1,417	1,442
Total non-accrual loans	4,953	2,972

Loans past due 90 days or more	354	661
Total non-performing loans	5,307	3,633
Other real estate owned	-	104
Total non-performing assets	$ 5,307	$ 3,737

The Company’s loans that were modified as of September 30, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	4	$ 1,013	$ 1,013	2	$ 844	$ 844
Direct lease financing	1	285	285	1	734	734
Consumer	2	541	541	1	288	288
Total	7	$ 1,839	$ 1,839	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 869	$ -	$ 144	$ 700
Direct lease financing	-	-	285	-	-	734
Consumer	-	-	541	-	-	288
Total	$ -	$ 144	$ 1,695	$ -	$ 144	$ 1,722

The following table summarizes, as of September 30, 2017, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 679
Total	2	$ 679

As of September 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose loan terms have been modified in troubled debt restructurings.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
September 30, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(343)	-	-	(780)	-	-	(113)	-	(1,236)
Recoveries	13	-	-	-	-	-	24	-	37
Provision (credit)	1,576	521	22	196	45	36	(220)	(26)	2,150
Ending balance	$ 3,222	$ 1,258	$ 98	$ 1,410	$ 360	$ 68	$ 666	$ 201	$ 7,283

Ending balance: Individually evaluated for impairment	$ 1,659	$ 185	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,844

Ending balance: Collectively evaluated for impairment	$ 1,563	$ 1,073	$ 98	$ 1,410	$ 360	$ 68	$ 666	$ 201	$ 5,439

Loans:
Ending balance	$ 72,055	$ 132,997	$ 14,205	$ 369,069	$ 720,279	$ 36,664	$ 20,107	$ 8,684	$ 1,374,060

Ending balance: Individually evaluated for impairment	$ 2,645	$ 1,226	$ -	$ 284	$ -	$ -	$ 1,700	$ -	$ 5,855

Ending balance: Collectively evaluated for impairment	$ 69,410	$ 131,771	$ 14,205	$ 368,785	$ 720,279	$ 36,664	$ 18,407	$ 8,684	$ 1,368,205

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

September 30, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	4,400
Charge-offs	(76)	-	-	(63)	-	-	(39)	-	(178)
Recoveries	1	-	-	18	-	-	7	-	26
Provision (credit)	1,179	343	7	568	(451)	(143)	176	131	1,810
Ending balance	$ 1,948	$ 751	$ 55	$ 1,545	$ 311	$ 56	$ 1,080	$ 312	$ 6,058

Ending balance: Individually evaluated for impairment	$ 939	$ -	$ -	$ -	$ -	$ -	$ 474	$ -	$ 1,413

Ending balance: Collectively evaluated for impairment	$ 1,009	$ 751	$ 55	$ 1,545	$ 311	$ 56	$ 606	$ 312	$ 4,645

Loans:
Ending balance	$ 74,262	$ 117,053	$ 6,317	$ 332,632	$ 621,456	$ 20,076	$ 19,375	$ 7,066	$ 1,198,237

Ending balance: Individually evaluated for impairment	$ 2,774	$ -	$ -	$ -	$ -	$ -	$ 2,707	$ -	$ 5,481

Ending balance: Collectively evaluated for impairment	$ 71,488	$ 117,053	$ 6,317	$ 332,632	$ 621,456	$ 20,076	$ 16,668	$ 7,066	$ 1,192,756

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2017 or December 31, 2016.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
September 30, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non real estate	$ 272	$ 165	$ -	$ 2,310	$ 2,747	$ 69,308	$ 72,055
SBA commercial mortgage	-	-	-	1,226	1,226	131,771	132,997
SBA construction	-	-	-	-	-	14,205	14,205
Direct lease financing	5,065	1,060	354	-	6,479	362,590	369,069
SBLOC	-	-	-	-	-	720,279	720,279
Other specialty lending	-	-	-	-	-	36,664	36,664
Consumer - other	-	-	-	-	-	9,585	9,585
Consumer - home equity	144	-	-	1,417	1,561	8,961	10,522
Unamortized loan fees and costs	-	-	-	-	-	8,684	8,684
	$ 5,481	$ 1,225	$ 354	$ 4,953	$ 12,013	$ 1,362,047	$ 1,374,060

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2016	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

September 30, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 44,996	$ 3,981	$ 4,107	$ -	$ -	$ -	$ 18,971	$ 72,055
SBA commercial mortgage	110,059	279	1,226	-	-	2,163	19,270	132,997
SBA construction	14,205	-	-	-	-	-	-	14,205
Direct lease financing	193,792	-	2,770	-	-	8,733	163,774	369,069
SBLOC	357,906	-	-	-	-	-	362,373	720,279
Other specialty lending	36,664	-	-	-	-	-	-	36,664
Consumer	8,791	283	1,885	-	-	-	9,148	20,107
Unamortized loan fees and costs	-	-	-	-	-	-	8,684	8,684
	$ 766,413	$ 4,543	$ 9,988	$ -	$ -	$ 10,896	$ 582,220	$ 1,374,060

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $3.5  million and $5.5 million as of September 30, 2017 and December 31, 2016, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank.  At September 30, 2017, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties included in Loans, net of deferred loan fees and costs, amounted to $1.4 million at September 30, 2017 and $649,000 at December 31, 2016.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions as follows.  The Company executed transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman has a minority interest. The Company’s Chairman also serves as Vice Chairman of Institutional Financial Markets Inc., the parent company of JVB. In 2017, the Company purchased $2.8 million of government guaranteed SBA loans from JVB for Community Reinvestment Act purposes.  The Company also purchased securities under agreements to resell through JVB primarily consisting of G.N.M.A. certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2017 and had complied with all terms for all prior repurchase agreements. There were $65.1 million and $39.2 million of repurchase agreements outstanding at September 30, 2017 and December 31, 2016, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $2.5 million and $2.4 million for legal services for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of  $398.9 million and $999.1 million as of September 30, 2017 and December 31, 2016, respectively, which approximated fair values.

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

Commercial loans held for sale have estimated fair values based upon either market indications of the sales price of such loans from recent sales transactions or discounted cash flow analysis.

The net loan portfolio at September 30, 2017 and December 31, 2016 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value.

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

Discontinued assets held for sale as of September 30, 2017 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

The estimated fair values of demand deposits (comprising of interest and non-interest bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are short term borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at September 30, 2017, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	September 30, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,196,956	$ 1,196,956	$ -	$ 1,153,403	$ 43,553
Investment securities held-to-maturity	86,402	85,099	-	78,756	6,343
Securities purchased under agreements to resell	65,095	65,095	65,095	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	380,272	380,272	-	-	380,272
Loans, net of deferred loan fees and costs	1,374,060	1,373,325	-	-	1,373,325
Investment in unconsolidated entity, senior note	103,950	103,950	-	-	103,950
Investment in unconsolidated entity, subordinated note	3,761	3,761	-	-	3,761
Assets held for sale	314,994	314,994	-	-	314,994
Demand and interest checking	3,113,212	3,113,212	3,113,212	-	-
Savings and money market	452,183	452,183	452,183	-	-
Subordinated debentures	13,401	9,873	-	-	9,873
Securities sold under agreements to repurchase	180	180	180	-	-
Interest rate swaps, asset	722	722	-	722	-

	December 31, 2016
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,248,614	$ 1,248,614	$ -	$ 1,248,614	$ -
Investment securities held-to-maturity	93,467	91,799	-	85,760	6,039
Securities purchased under agreements to resell	39,199	39,199	39,199	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,613	1,613	-	-	1,613
Commercial loans held for sale	663,140	663,140	-	-	663,140
Loans, net of deferred loan fees and costs	1,222,911	1,219,625	-	-	1,219,625
Investment in unconsolidated entity, senior note	118,389	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	8,541	-	-	8,541
Assets held for sale	360,711	360,711	-	-	360,711
Demand and interest checking	3,816,524	3,816,524	3,816,524	-	-
Savings and money market	421,780	421,780	421,780	-	-
Subordinated debentures	13,401	9,290	-	-	9,290
Securities sold under agreements to repurchase	274	274	274	-	-
Interest rate swaps, asset	3,207	3,207	-	3,207	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 35,225	$ -	$ 35,225	$ -
Asset-backed securities	264,939	-	264,939	-
Obligations of states and political subdivisions	86,432	-	86,432	-
Residential mortgage-backed securities	364,437	-	364,437	-
Collateralized mortgage obligation securities	129,093	-	129,093	-
Commercial mortgage-backed securities	153,648	-	110,095	43,553
Foreign debt securities	59,995	-	59,995	-
Corporate debt securities	103,187	-	103,187	-
Total investment securities available-for-sale	1,196,956	-	1,153,403	43,553
Loans held for sale	380,272	-	-	380,272
Investment in unconsolidated entity, senior note	103,950	-	-	103,950
Investment in unconsolidated entity, subordinated note	3,761	-	-	3,761
Interest rate swaps, asset	722	-	722	-
	$ 1,685,661	$ -	$ 1,154,125	$ 531,536

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 27,702	$ -	$ 27,702	$ -
Asset-backed securities	355,396	-	355,396	-
Obligations of states and political subdivisions	94,533	-	94,533	-
Residential mortgage-backed securities	342,569	-	342,569	-
Collateralized mortgage obligation securities	159,823	-	159,823	-
Commercial mortgage-backed securities	117,086	-	117,086	-
Foreign debt securities	56,497	-	56,497	-
Corporate debt securities	95,008	-	95,008	-
Total investment securities available-for-sale	1,248,614	-	1,248,614	-
Loans held for sale	663,140	-	-	663,140
Investment in unconsolidated entity, senior note	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	-	-	8,541
Interest rate swaps, asset	3,207	-	3,207	-
	$ 2,041,891	$ -	$ 1,251,821	$ 790,070

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Beginning balance	$ -	$ -	$ 663,140	$ 489,938
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-	20,019	(3,078)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	43,553
Issuances	-	-	398,410	528,584
Sales	-	-	(701,297)	(352,304)
Settlements	-	-	-	-
Ending balance	$ 43,553	$ -	$ 380,272	$ 663,140

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 703	$ (2,674)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Beginning balance	$ 126,930	$ 178,520	$ 360,711	$ 583,909
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(20)	(39,816)	638	(48,836)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	(63,712)
Settlements	(19,199)	(11,774)	(33,400)	(110,650)
Charge-offs	-	-	(12,955)	-
Ending balance	$ 107,711	$ 126,930	$ 314,994	$ 360,711

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (20)	$ (39,816)	$ (1,776)	$ (48,836)

	Fair value at	Fair value at
Level 3 instruments only	September 30, 2017	December 31, 2016	Valuation techniques	Unobservable inputs	Range

Investment securities available-for-sale	$ 43,553	$ -	Discounted cash flow	Discount rate	7.0%-9.5%
Investment securities held-to-maturity	6,343	6,039	Discounted cash flow	Discount rate	8.00%
Federal Home Loan Bank and Atlantic	991	1,613	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs	1,373,325	1,219,625	Discounted cash flow	Discount rate	3.5%-7.2%
Commercial loans held for sale	380,272	663,140	Discounted cash flow	Discount rate	4.85%-7.05%
Investment in unconsolidated entity,	103,950	118,389	Discounted cash flow	Discount rate	4.75%
senior note				Default rate	1.00%
Investment in unconsolidated entity,	3,761	8,541	Discounted cash flow	Discount rate	11.00%
subordinated note				Default rate	1.00%
Assets held for sale	314,994	360,711	Discounted cash flow	Discount rate	3.67%-9.32%
Subordinated debentures	9,873	9,290	Discounted cash flow	Discount rate	7.00%

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 4,011	$ -	$ -	$ 4,011
Other real estate owned	-	-	-	-
Intangible assets	5,185	-	-	5,185
	$ 9,196	$ -	$ -	$ 9,196

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 3,685	$ -	$ -	3,685
Other real estate owned	104	-	-	104
Intangible assets	6,906	-	-	6,906
	$ 10,695	$ -	$ -	$ 10,695

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2017, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral is shown at estimated fair value of $4.0  million. To arrive at that fair value, related loan principal of $5.8 million was reduced by specific reserves of $1.8 million  within the allowance for loan losses as of that date, representing the deficiency between  principal and estimated collateral values, which were reduced by costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the impaired balance at September 30, 2017 were seven troubled debt restructured loans with a balance of $1.8 million which had specific reserves of $534,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of September 30, 2017, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $59.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $2.5 million for the nine months ended September 30, 2017 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount receivable by the Company under these swap agreements was $722,000 at September 30, 2017 which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $756,000 as of September 30, 2017.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2017 are summarized below (dollars in thousands):

	September 30, 2017
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.31%	$ 306
August 17, 2025	2,500	2.27%	1.31%	(15)
August 17, 2025	2,500	2.27%	1.31%	(15)
December 11, 2025	2,400	2.14%	1.32%	13
December 23, 2025	6,800	2.16%	1.33%	27
December 24, 2025	8,200	2.17%	1.33%	22
January 28, 2026	3,000	1.87%	1.31%	79
July 20, 2026	6,300	1.44%	1.31%	405
December 12, 2026	3,200	2.26%	1.31%	(2)
January 4, 2027	10,100	2.35%	1.30%	(79)
April 27, 2027	4,400	2.32%	1.32%	(19)
Total	$ 59,700			$ 722

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($610,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of September 30, 2017, the accumulated amortization was $1.3 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($2.3 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of September 30, 2017, the accumulated amortization was $9.8 million.  For both 2017 and 2016, amortization expense for the first nine months was $750,000.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  Amortization expense is $340,000 per year ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2017, the accumulated amortization was $471,000.

Note 11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries utilizing U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  We plan to adopt the standard using the cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Since the standard does not apply to revenue from loans, securities and other financial instruments, based on our evaluation to date, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or our consolidated financial position.  We are still evaluating the presentation of certain in-scope revenue on the income statement related to our payments business. We have commenced a  contract review for those in-scope revenue streams. The Company’s contracts with its various third parties generally do not entail significant amounts of deferred revenues. Instead, services are performed monthly and amounts are billed either monthly or quarterly. Nonetheless, the Company is in process of conducting  a review of its contracts and sources of income to ascertain that the standard will not have a material impact on the consolidated statement of operations or financial position. The review will include the non interest income producing categories of the Company which include prepaid cards, merchant acquiring, ACH, service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and other categories.

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

This standard did not have a significant impact on our consolidated results of operations or our consolidated financial position.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments-Update”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires an expected credit loss model to determine the allowance for credit losses.  The expected credit loss model estimates losses for the estimated life of the financial asset.    Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The resulting allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect.  Additional quantitative and qualitative disclosures are required upon adoption.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods.  The guidance is effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early adoption is permitted beginning in the first quarter of 2019. The Company is evaluating the impact the Update will have on the consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which were due September 15, 2017.  Future payments are subject to future approval by the Federal Reserve.

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

Note 13.  Legal

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, September 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material, and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On September 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DCGL, from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and continues to defend against the complaint.  On July 27, 2017, the Court of Chancery ruled in favor of the Company and granted an Order of Final Judgment Denying Plaintiff’s Demand To Inspect The Books And Records of Defendant.  The court’s Order was subject to an appeal right which has now expired; no appeal was filed.  Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated, but we and our counsel continue to believe the claim is without merit.

On October 17, 2017, the Federal Deposit Insurance Corporation (the “FDIC”) informed The Bancorp Bank (the “Bank”), a wholly owned subsidiary of The Bancorp, Inc. (the “Company”), that it intends to pursue an Order For Restitution (“Restitution Order”) and Order to Pay Civil Money Penalty (“CMP Order”) in an amount up to $2,576,000.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third Party Processor”) suffering an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  Impacted consumers are being reimbursed by the Third Party Processor at  its own expense.  The Restitution Order would require the Bank to make such reimbursements if not otherwise made by the Third Party Processor, however, the Bank is indemnified by the Third Party Processor for such reimbursements.  Although the Bank is still evaluating its position with regard to the Restitution Order and the CMP Order, the Company accrued $2,500,000 of related expense in its financial statements for the quarter ended September 30, 2017 in connection with the CMP Order.   Any amounts owed from the CMP Order would not be subject to any indemnification or recovery from any third party.

The independent investor in Walnut Street, the securitization into which the Bank sold certain loans when it discontinued its Philadelphia commercial loan operations, has taken actions which may result in litigation.  Specifically, counsel for the independent investor has requested that the Note Administrator hold monthly distribution payments in escrow until the independent investor’s alternative interpretation of the order of payments, as compared to the interpretation of the Bank and the Note Administrator, is resolved.  Based on the independent investor’s request, the Note Administrator withheld the September 2017 payment to the independent investor and the Bank and indicated that it would continue to do so until this issue was resolved.  Management of the Company, based on advice of its counsel, believes it is unlikely that the Bank and Note Administrator’s interpretation will be overturned.  However, if such interpretation is overturned, based upon the current model used to value Walnut Street, an estimated $8 million loss may be recognized, based on currently estimated cash flows which would be redirected from the Bank to the independent investor.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, SBA loans, leasing and SBLOCs and any deposits generated by those business lines.  Payments include prepaid cards, merchant payments and affinity accounts.  Corporate includes the investment portfolio, corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the three months ended September 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 21,631	$ -	$ 10,283	$ -	$ 31,914
Interest allocation	-	10,283	(10,283)	-	-
Interest expense	848	2,709	456	-	4,013
Net interest income	20,783	7,574	(456)	-	27,901
Provision for loan and lease losses	800	-	-	-	800
Non-interest income	13,834	14,638	535	-	29,007
Non-interest expense	14,844	16,384	12,655	-	43,883
Income (loss) from continuing operations before taxes	18,973	5,828	(12,576)	-	12,225
Income tax expense	-	-	5,455	-	5,455
Income (loss) from continuing operations	18,973	5,828	(18,031)	-	6,770
Income from discontinued operations	-	-	-	511	511
Net income (loss)	$ 18,973	$ 5,828	$ (18,031)	$ 511	$ 7,281

	For the three months ended September 30, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 17,727	$ -	$ 9,005	$ -	$ 26,732
Interest allocation	-	9,005	(9,005)	-	-
Interest expense	740	1,975	475	-	3,190
Net interest income	16,987	7,030	(475)	-	23,542
Provision for loan and lease losses	750	-	-	-	750
Non-interest income	4,215	15,180	509	-	19,904
Non-interest expense	16,352	24,081	3,738	-	44,171
Income (loss) from continuing operations before taxes	4,100	(1,871)	(3,704)	-	(1,475)
Income tax expense	-	-	55	-	55
Income (loss) from continuing operations	4,100	(1,871)	(3,759)	-	(1,530)
Loss from discontinued operations	-	-	-	(24,021)	(24,021)
Net income (loss)	$ 4,100	$ (1,871)	$ (3,759)	$ (24,021)	$ (25,551)

	For the nine months ended September 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 59,861	$ -	$ 31,315	$ -	$ 91,176
Interest allocation	-	31,315	(31,315)	-	-
Interest expense	2,627	7,567	989	-	11,183
Net interest income	57,234	23,748	(989)	-	79,993
Provision	2,150	-	-	-	2,150
Non-interest income	24,507	45,625	1,267	-	71,399
Non-interest expense	42,251	54,829	21,949	-	119,029
Income (loss) from continuing operations before taxes	37,340	14,544	(21,671)	-	30,213
Income tax benefit	-	-	(457)	-	(457)
Income (loss) from continuing operations	37,340	14,544	(21,214)	-	30,670
Income from discontinued operations	-	-	-	3,438	3,438
Net income (loss)	$ 37,340	$ 14,544	$ (21,214)	$ 3,438	$ 34,108

	For the nine months ended September 30, 2016
	Specialty finance		Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 48,712		$ 2	$ 25,613	$ -	$ 74,327
Interest allocation	-		25,613	(25,613)	-	-
Interest expense	2,139		5,779	1,421	-	9,339
Net interest income	46,573		19,836	(1,421)	-	64,988
Provision	1,810		-	-	-	1,810
Non-interest income	(6,787)	*	48,245	6,674	-	48,132
Non-interest expense	47,828		96,376	12,241	-	156,445
Loss from continuing operations before taxes	(9,852)		(28,295)	(6,988)	-	(45,135)
Income tax benefit	-		-	(15,324)	-	(15,324)
Income (loss) from continuing operations	(9,852)		(28,295)	8,336	-	(29,811)
Loss from discontinued operations	-		-	-	(37,909)	(37,909)
Net income (loss)	$ (9,852)		$ (28,295)	$ 8,336	$ (37,909)	$ (67,720)
* Reflects writedown of investment in unconsolidated entity

September 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,818,646	$ 38,155	$ 1,821,823	$ 314,994	$ 3,993,618
Total liabilities	$ 645,265	$ 2,702,958	$ 305,934	$ -	$ 3,654,157

December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,019,180	$ 27,935	$ 2,450,288	$ 360,711	$ 4,858,114
Total liabilities	$ 596,574	$ 3,401,142	$ 561,435	$ -	$ 4,559,151

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and nine months ended September 30, 2017 and 2016 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest income	$ 3,098	$ 3,891	$ 9,594	$ 15,037
Interest expense	-	-	-	-
Provision for loan and lease losses	-	-	-	-
Net interest income after provision	3,098	3,891	9,594	15,037

Non interest income	549	575	1,001	678
Non interest expense	2,818	25,956	5,107	53,788

Income (loss) before taxes	829	(21,490)	5,488	(38,073)
Income tax (benefit) provision	318	2,531	2,050	(164)
Net income (loss)	$ 511	$ (24,021)	$ 3,438	$ (37,909)

	September 30,	December 31,
	2017	2016
Loans, net	$ 277,385	$ 340,396
Other real estate owned	37,609	20,315
Total assets	$ 314,994	$ 360,711

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third party consultant information, internal loan review analysis and third party review of impairments.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $315.0 million of loans and other real estate owned remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $107.7 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Note 16. Subsequent Events

The Company evaluated its September  30, 2017 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

 Overview

We are a Delaware financial holding company and our primary subsidiary, wholly owned, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing lending operations, we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, automobile fleet and other equipment leasing, Small Business Administration, or SBA, and loans and loans generated for sale into capital markets primarily through commercial loan securitizations, or CMBS. SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Automobile fleet and other equipment leases are generated in a number of Atlantic coast and other states.  SBA loans and loans generated for sale into CMBS capital markets are made nationally.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $315.0 million of loans and other real estate owned remain in assets held for sale on the balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $107.7 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans. In the third quarter, the independent investor in Walnut Street took actions which may result in litigation which may result in financial loss to the Bank, although in the opinion of counsel that is unlikely (see note 13 to the financial statements).

The results of the first nine months of 2017 reflected a return to profitability, consistent with our business plan and budget. The improvement reflected revenue growth, expense reductions, the conclusion of BSA lookback expense in 2016 and credit related charges in discontinued operations in 2016. Year to date net income for 2017 was $34.1 million. Continuing growth in net interest income resulted from loan growth including SBLOC balances which grew 16% year over year with leasing and SBA balances each growing 11% year over year. In addition to the impact of loan growth, Federal Reserve rate increases also resulted in higher interest income, while interest expense increased to a lesser extent. The Bank’s largest funding source, prepaid card deposits, contractually adjust to only a fraction of increases in market rates. Expense reductions also contributed to the first nine months of 2017 earnings, and non-interest expense was $8.3 million less than the first nine months of  2016, excluding Bank Secrecy Act lookback expenses. Additional expense reductions are being pursued and may impact future periods; however, timing of such expense reductions is difficult to project. In the third quarter of 2017, the FDIC notified the Bank that it intended to pursue a civil money penalty to be paid by the Bank. While the

Bank is still evaluating its position with respect to the penalty,  $2.5 million of expense was accrued in the third quarter (see note 13 to the financial statements). Prepaid card fees are the largest driver of non-interest income. Fees in the first nine months of 2017 were comparable to the first nine months of 2016 reflecting the exit of a client which changed ownership and the termination of several programs whose sponsors decided to exit prepaid cards. Those volumes were partially offset by organic growth in other programs. A decrease in assets from $4.2 billion at September 30, 2016  to $4.0 billion at September 30, 2017 reflected the exit of less profitable deposit relationships.

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

The Bank has entered into a Stipulation and Consent to the Issuance of a Consent Order, or the 2014 Consent Order, with the Federal Deposit Insurance Corporation, or FDIC, which became effective on September 5, 2014.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s BSA compliance program.

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

Until the Bank submits to the FDIC (and the FDIC approves) a BSA report summarizing the completion of its corrective actions, the 2014 Consent Order places some restrictions on certain activities as follows: the Bank is restricted from signing and boarding new independent sales organizations, issuing new non-benefit related reloadable prepaid card programs, establishing new distribution channels for existing non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  Until we receive the FDIC’s approval, restrictions in these specific areas may potentially impact their growth.  We do not believe that these restrictions will have a material impact on current revenue levels.  The Bank utilized one primary consultant related to its BSA-AML (Anti-Money Laundering) program refinement and one primary consultant related to conducting a lookback review of historical transactions to confirm that suspicious activity was properly identified and reported in accordance with applicable law. The consultant assisting with the BSA-AML program refinement completed its work in 2014. The consultant performing the BSA lookback completed its work in July 2016, and no additional related fees are expected to be incurred. Suspicious activity reports resulting from the lookback have been filed.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to the Bank as a result of the 2014 Consent Order and the Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we may not pay any dividends on our common stock, make any distributions to our European entities or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.  The Federal Reserve approved the payment of the interest on our trust preferred securities which was due September 15, 2017.  Future payments are subject to future approval by the Federal Reserve.

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

We received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the restatement of our financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, September 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  We are cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material, and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

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

The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards. We rely on prepaid cards as the largest single component of our deposits and the largest single component of our non-interest income. We are continuing to evaluate the Prepaid Card Rule and the impact it may have on our business and our results of operations.  We are in the process of evaluating and building implementation plans for the Prepaid Card Rule and, as such, we cannot reasonably quantify the financial impact, if any, that implementation of the Prepaid Card Rule may have on the Bank’s business, financial condition, or results of operations.

On July 10, 2017, the CFPB issued a final rule to regulate arbitration agreements in contracts for specified consumer financial product and services (Arbitration Rule).  The Arbitration Rule prohibits covered providers of certain consumer financial products and services from using an agreement with a consumer that provides for arbitration of any future dispute between the parties to bar the consumer from filing or participating in a class action concerning the covered consumer financial product or service.  The Arbitration Rule also requires covered providers that are involved in an arbitration pursuant to a pre-dispute arbitration agreement to submit specified arbitral records to the CFPB together with specified court records.  The Arbitration Rule becomes effective on March 19, 2018; however, on November 1, 2017, President Trump signed legislation to repeal the Arbitration Rule.

On October 17, 2017, the Federal Deposit Insurance Corporation (the “FDIC”) informed The Bancorp Bank (the “Bank”), a wholly owned subsidiary of The Bancorp, Inc. (the “Company”), that it intends to pursue an Order For Restitution (“Restitution Order”) and Order to Pay Civil Money Penalty (“CMP Order”) in an amount up to $2,576,000.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third Party Processor”) suffering an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  Impacted consumers are being reimbursed by the Third Party Processor at  its own expense.  The Restitution Order would require the Bank to make such reimbursements if not otherwise made by the Third Party Processor, however, the Bank is indemnified by the Third Party Processor for such reimbursements.  Although the Bank is still evaluating its position with regard to the Restitution Order and the CMP Order, the Company  accrued $2,500,000 of related expense in its financial statements for the quarter ended September 30, 2017 in connection with the CMP Order.   Any amounts owed from the CMP Order would not be subject to any indemnification or recovery from any third party.

Results of Operations

Third quarter 2017 to third quarter 2016

Net Income: The improvement in net income in third quarter 2017 compared to third quarter 2017 reflected revenue growth, expense reductions, the conclusion of BSA lookback expense in 2016 and credit related charges in discontinued operations in 2016.  Net income from continuing operations for the third quarter of 2017 was $6.8 million, or $0.12 per diluted share, compared to net loss of $1.5 million, or $0.03 per diluted share for the third quarter of 2016.  After discontinued operations, net income for the third quarter of 2017 was $7.3 million compared to a net loss of $25.6 million for the third quarter of 2016.  Net interest income for the third quarter of 2017 compared to the third quarter of 2016 increased to $27.9 million from $23.5 million primarily as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $50,000 to $800,000 in the third quarter of 2017 compared to $750,000 in the third quarter of 2016.  Non-interest income (excluding security gains and losses) increased $9.6 million, which resulted primarily from an increase in gain on sale of loans into two securitizations.  Non-interest expense in the third quarter of 2017 was comparable to third quarter 2016. Cost reductions in data processing, consulting and other expenses were largely offset by a $2.5 million civil money penalty in third quarter 2017 (see note 13 to the financial statements) and a $1.1 million contractual exit fee. The exit fee was for a data processing contracts which will be significantly exceeded by future savings. Lower data processing expense reflected the impact of a renegotiated data processing contract and the phase out of an affinity program. A $21.5 million loss from discontinued operations in third quarter 2016 resulted primarily from the writedown of a $42 million loan secured by a shopping mall.  Diluted income per share was $0.13 in the third quarter of 2017 compared to $0.54 loss per share in the third quarter of 2016 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the third quarter of 2017 increased to $27.9 million, an increase of $4.4 million, or 18.5% from $23.5 million in the third quarter of  2016.  Our interest income for the third quarter of 2017 increased to $31.9 million, an increase of $5.2 million, or 19.4% from $26.7 million for the third quarter of 2016.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.84 billion for the third quarter of 2017 from $1.68 billion for the third quarter of 2016, an increase of $154.7 million. Related interest income increased $3.7 million on a tax equivalent basis.  The increase in average loans reflected organic growth in leasing, SBA and SBLOC lending.  Our average investment securities decreased to $1.25 billion for the third quarter of 2017 from $1.42 billion for the third quarter of 2016, as investment securities were replaced with higher yielding loans. Notwithstanding the decrease in average balances, related tax equivalent interest income increased $412,000 on a tax equivalent basis as a result of higher yields. Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  Rates paid on deposits and resulting interest expense adjusted only partially to the Federal Reserve’s rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2017 increased to 3.26% from 2.69% in the third quarter of 2016, an increase of 57 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities reflecting the impact of the aforementioned Federal Reserve rate increases on variable rate loans and securities. In the third quarter of 2017, the average yield on our loans increased to 4.66% from 4.19% for the third quarter of 2016, an increase of 47 basis points.  Yields on taxable investment securities in the third quarter of 2017 increased to 2.86% compared to 2.43% for the third quarter of 2016, an increase of 43 basis points.  The net interest margin also benefited from the reinvestment of maturities of investment securities into higher yielding loans. Average interest earning deposits at the Federal Reserve Bank increased $42.5 million, or 13.1% to $366.7 million in the third quarter of 2017 from $324.2 million in the third quarter of 2016. That difference reflects a minimal percentage  of total deposits, and resulted primarily from daily fluctuations in deposits and loans. The interest cost of total deposits and interest bearing liabilities increased to 0.43% for the third quarter of 2017 as compared to 0.33% in the third quarter of 2016.  The cost of deposits increased significantly less than the increase in variable rates on loans and investments primarily due to contractual provisions related to prepaid card  deposits.  Those contracts result in only partial adjustment to Federal Reserve rate increases.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,816,751	$ 21,147	4.66%	$ 1,661,807	$ 17,425	4.19%
Leases - bank qualified*	20,787	419	8.06%	21,006	418	7.96%
Investment securities-taxable	1,235,615	8,847	2.86%	1,373,776	8,350	2.43%
Investment securities-nontaxable*	13,238	133	4.02%	48,683	218	1.79%
Interest earning deposits at Federal Reserve Bank	366,724	1,190	1.30%	324,179	397	0.49%
Federal funds sold and securities purchased under agreement to resell	65,008	371	2.28%	39,392	146	1.48%
Net interest earning assets	3,518,123	32,107	3.65%	3,468,843	26,954	3.11%

Allowance for loan and lease losses	(6,961)			(5,267)
Assets held for sale from discontinued operations	325,912	3,098	3.80%	459,400	3,891	3.39%
Other assets	235,070			246,171
	$ 4,072,144			$ 4,169,147

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,224,167	$ 3,136	0.39%	$ 3,249,801	$ 2,379	0.29%
Savings and money market	439,688	552	0.50%	392,045	423	0.43%
Time	-	-	0.00%	76,931	104	0.54%
Total deposits	3,663,855	3,688	0.40%	3,718,777	2,906	0.31%

Short-term borrowings	51,413	175	1.36%	102,243	153	0.60%
Repurchase agreements	189	-	0.00%	376	-	0.00%
Subordinated debt	13,401	150	4.48%	13,401	131	3.91%
Total deposits and interest bearing liabilities	3,728,858	4,013	0.43%	3,834,797	3,190	0.33%

Other liabilities	8,046			19,670
Total liabilities	3,736,904			3,854,467

Shareholders' equity	335,240			314,680
	$ 4,072,144			$ 4,169,147

Net interest income on tax equivalent basis *		$ 31,192			$ 27,655

Tax equivalent adjustment		193			222

Net interest income		$ 30,999			$ 27,433

Net interest margin *			3.26%			2.69%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the third quarter of 2017, average interest earning assets increased to $3.52 billion, an increase of $49.3 million, or 1.4% from $3.47 billion in the third quarter of 2016.  The increase reflected increases in average balances of loans and leases of $154.7 million, or 9.2%, and $42.5 million, or 13.1%, of average interest earning deposits at the Federal Reserve Bank, net of decreases in average balances of investment securities. For third quarter 2017 compared to third quarter 2016, average securities decreased $173.6 million, or 12.2%, to $1.25 billion from $1.42 billion.  For those respective periods, average demand and interest checking deposits decreased $25.6 million, or 0.8%, to $3.22 billion from $3.25 billion. The decrease reflected the planned exit of certain less profitable deposit relationships, which was partially offset by growth in payments related deposits.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $800,000 for the third quarter of 2017 compared to $750,000 for the third quarter of 2016.  The allowance for loan losses increased to $7.3 million, or 0.53% of total loans at September 30, 2017, from $6.3 million, or 0.52% of total loans at December 31, 2016.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $28.5 million in the third quarter of 2017 compared to $18.9 million in the third quarter of 2016 before gains on sale of investment securities of $506,000 in the third quarter of 2017 and $981,000 in the third quarter of 2016.  The $9.6 million, or 50.6% increase between those respective periods reflected an $815,000 decrease in the change in value of investment in unconsolidated entity.  Gain on sale of loans increased to $11.4 million for the third quarter of 2017 from $903,000 in the third quarter of 2016 which resulted primarily from the sale of loans into a securitization in 2017. Prepaid card fees increased by $242,000 or 2.0% to $12.5 million for the third quarter of 2017 compared to $12.2 million in third quarter 2016. The increase reflected organic growth which more than offset the impact of a client whose ownership changed and clients who decided to terminate card programs.  Service fees on deposit accounts increased $190,000 or 12.6% to $1.7 million for the third quarter of 2017 from $1.5 million for the third quarter of 2016, reflecting increases in service charges on safe harbor individual retirement accounts.  Leasing income increased $117,000 or 19.9% to $705,000 for the third quarter of 2017 from $588,000 for the third quarter of 2016, which reflected higher gains on disposition of leased vehicles in 2017.  Affinity fees decreased by $816,000, or 74.8% to $275,000 for the third quarter of 2017 from $1.1 million for the third quarter of 2016.  The decrease resulted from the exit of one affinity relationship whose ownership had changed.  Other non-interest income increased $64,000, or 20.5% to $376,000 for the third quarter of 2017 from $312,000 in the third quarter of 2016.

Non-Interest Expense.  Total non-interest expense was $43.9 million for the third quarter of 2017, a decrease of $288,000, or 0.7% compared to $44.2 million for the third quarter of 2016.  Decreases in ongoing data processing expenses, consulting fees and BSA lookback expense were partially offset by a proposed $2.5 million civil money penalty which was accrued, a $1.1 million data processing contract exit fee and higher legal expenses. The exit of the data processing contract will result in future savings significantly greater than the exit fee and the BSA lookback expenses concluded in third quarter 2016. The civil money penalty resulted from a programming glitch within one of the Bank’s third party processors. As a result, a higher fee was assessed to consumers for certain point of sale transactions during the period from December 2010 to November 2014. Salaries and employee benefits increased to $21.8 million for the third quarter of 2017, an increase of $280,000, or 1.3% from $21.5 million for the third quarter of 2016. The increase reflected incentive compensation expense related to the gain on sale of loans into securitizations and other revenue and performance based compensation. Those increases offset the impact of staffing levels which had been reduced compared to the prior year in most departments.  Depreciation and amortization decreased $161,000 or 13.0% to $1.1 million in the third quarter of 2017 from $1.2 million in the third quarter of 2016.  The decrease reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $270,000 or 16.5%, to $1.4 million in the third quarter of 2017 from $1.6 million in the third quarter of 2016. The decrease reflected a reduction in leased space and more efficient use of office space. Data processing decreased by $1.6 million, or 45.1%, to $1.9 million in the third quarter of 2017 from $3.5 million in the third quarter of 2016.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $543,000 or 65.8% to $282,000 in the third quarter of 2017 from $825,000 in the third quarter of 2016, which reflected elevated expense in 2016 due to service charge and other communications in that year.  Audit expense increased $147,000 or 59.8% to $393,000 in the third quarter of 2017 from $246,000 in the third quarter of 2016 which reflected increased regulatory compliance audit fees.  Legal expense increased $1.9 million or 237.1%, to $2.7 million in the third quarter of 2017 from $814,000 in the third quarter of 2016, reflecting costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”) and other regulatory related legal fees.  Amortization of intangible assets decreased $17,000, or 4.3%, to $377,000 for the third quarter of 2017 from $394,000 for the third quarter of 2016 reflecting amortization of an intangible resulting from the 2016  purchase of $60 million of lease receivables.  FDIC insurance expense decreased $373,000 or 15.3% to $2.1 million for the third quarter of 2017 from $2.4 million in the third quarter of 2016 reflecting a decrease in average deposits and a reduction in rate.  Software expense increased $56,000 or 1.8% to $3.1 million in the third quarter of 2017 from $3.0 million in the third quarter of 2016 as a result of additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $2,000 or 0.3% to $633,000 in the third quarter 2017 compared to $631,000 in the third quarter of 2016.  Telecom and IT network communications decreased $156,000 or 26.8% to $426,000 in the third quarter of 2017 from $582,000 in the third quarter of 2016. The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones. Consulting decreased $1.2 million or 70.3% to $505,000 in the third quarter of 2017 from $1.7 million in the third quarter of 2016 reflecting reduced regulatory related consulting expense.  Other non-interest expense decreased $702,000 or 16.4%, to $3.6 million in the third quarter of 2017 from $4.3 million in the third quarter of 2016, which reflected decreases of $448,000 for travel and entertainment expenses and $384,000 of customer identification expense.  The decrease in travel and entertainment expenses reflected the impact of staff reductions and other cost cutting measures. The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business.

Income Taxes.  Income tax expense for continuing operations was $5.5 million for the third quarter of 2017 compared to $55,000 in the third quarter of 2016. The 45% effective tax rate in 2016 primarily was higher than the statutory rate of 34% and reflected the impact of taxes related to European operations which were being exited in 2017.

First nine months 2017 to first nine months 2016

Net Income: The improvement in net income in third quarter 2017 compared to third quarter 2017 reflected revenue growth, expense reductions, the conclusion of BSA lookback expense in 2016 and credit related charges in discontinued operations in 2016.  Net income from continuing operations for the first nine months of 2017 was $30.7 million, or $0.55 per diluted share, compared to net loss of $29.8 million, or $0.73 per diluted share for the first nine months of 2016.  After discontinued operations, net income for the first nine months of 2017 was $34.1 million compared to net loss of $67.7 million for the first nine months of 2016.  Net interest income increased $15.0 million to $80.0 million for the first nine months of 2017 compared to $65.0 million for the first nine months of 2016 primarily as a result of higher loan balances and yields which  reflected the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $340,000 to $2.2 million in the first nine months of 2017 compared to $1.8 million in the first nine months of 2016.  Non-interest income increased $24.8 million (excluding security gains and losses), from $45.0 million for the first nine months of 2016, to $69.8 million. The increase reflected a $12.3 million change in the value of investment in unconsolidated entity and $17.5 million of gain on sale of loans into securitizations in 2017.  In 2017, a $2.5 million gain on the sale of our health savings accounts was more than offset by a loss of $3.4 million on the sale of our European prepaid operations.  A $3.8 million decrease in other income, from $4.7 million in 2016 to $892,000 in 2017, resulted primarily from a second quarter 2016 gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds.  Non-interest expense reflected a $29.1 million decrease in BSA lookback-related consulting expenses and an $8.3 million decrease in other non interest expenses, which reflected a $4.5 million decrease in salaries and employee benefits and a $2.9 million decrease in data processing expense.  Diluted income per share was $0.61 for the first nine months of 2017 compared to diluted loss per share of $1.65 for the first nine months of 2016.

Net Interest Income:  Our net interest income for the first nine months of 2017 increased to $80.0 million, an increase of $15.0 million, or 23.1%, from $65.0 million in the first nine months of 2016.  Our interest income for the first nine months of 2017 increased to $91.2 million, an increase of $16.8 million, or 22.7%, from $74.3 million for the first nine months of 2016.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $197.8 million to $1.76 billion for the first nine months of 2017 from $1.56 billion for the first nine months of 2016, while related interest income increased $10.1 million on a tax equivalent basis. The increase in average loans reflected organic growth in leasing, SBA and SBLOC lending.   Our average investment securities decreased to $1.28 billion for the first nine months of 2017 from $1.34 billion for the first nine months of 2016 while related interest income increased $3.6 million on a tax equivalent basis as a result of higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  Deposit rates and resulting interest expense adjusted only partially to the Federal Reserve’s rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2017 increased to 3.02% from 2.57% in the first nine months of 2016, an increase of 45 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases.  In the first nine months of 2017, the average yield on our loans increased to 4.46% from 4.15% for the first nine months of 2016, an increase of 31 basis points.  Yields on taxable investment securities were higher at 2.83% compared to 2.37% an increase of 46 basis points. The net interest margin also benefited from the reinvestment of maturities of investment securities into higher yielding loans.  Average interest earning deposits at the Federal Reserve Bank increased $42.2 million, or 8.6% to $532.2 million in the first nine months of 2017 from $490.0 million in the first nine months of 2016. That difference reflects a minimal percentage  of total deposits, and resulted primarily from daily fluctuations in deposits and loans. The interest cost of total deposits and interest bearing liabilities was relatively stable at 0.38% for the first nine months of 2017 compared to 0.32% in the first nine months of 2016. The cost of deposits increased significantly less than the increase in variable rates on loans and investments primarily due to contractual provisions related to prepaid card  deposits. Those contracts result in only partial adjustment to Federal Reserve rate increases.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,740,655	$ 58,266	4.46%	$ 1,543,448	$ 48,061	4.15%
Leases - bank qualified*	21,167	1,231	7.75%	20,618	1,334	8.63%
Investment securities-taxable	1,269,922	26,990	2.83%	1,280,692	22,782	2.37%
Investment securities-nontaxable*	14,423	351	3.24%	59,892	983	2.19%
Interest earning deposits at Federal Reserve Bank	532,223	3,961	0.99%	490,037	1,677	0.46%
Federal funds sold and securities purchased under agreement to resell	60,119	931	2.06%	27,414	301	1.46%
Net interest earning assets	3,638,509	91,730	3.36%	3,422,101	75,138	2.93%

Allowance for loan and lease losses	(6,793)			(4,538)
Assets held for sale from discontinued operations	337,102	9,594	3.79%	528,168	15,037	3.80%
Other assets	251,629			283,171
	$ 4,220,447			$ 4,228,902

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,433,027	$ 8,836	0.34%	$ 3,325,047	$ 7,217	0.29%
Savings and money market	434,768	1,718	0.53%	390,202	1,028	0.35%
Time	-	-	0.00%	103,624	447	0.58%
Total deposits	3,867,795	10,554	0.36%	3,818,873	8,692	0.30%

Short-term borrowings	19,498	197	1.35%	58,056	263	0.60%
Repurchase agreements	245	-	0.00%	812	1	0.16%
Subordinated debt	13,401	432	4.30%	13,401	383	3.81%
Total deposits and interest bearing liabilities	3,900,939	11,183	0.38%	3,891,142	9,339	0.32%

Other liabilities	431			21,306
Total liabilities	3,901,370			3,912,448

Shareholders' equity	319,077			316,454
	$ 4,220,447			$ 4,228,902

Net interest income on tax equivalent basis *		$ 90,141			$ 80,836

Tax equivalent adjustment		554			811

Net interest income		$ 89,587			$ 80,025

Net interest margin *			3.02%			2.57%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

For the first nine months of 2017, average interest earning assets increased to $3.64 billion, an increase of $216.4 million, or 6.3% from $3.42 billion in the first nine months of 2016. The increase reflected increased average balances of loans and leases of $197.8 million, or 12.6%, and increased average balances of interest earning deposits at the Federal Reserve Bank of $42.2 million, or 8.6%. Average securities decreased $56.2 million or 4.2% as lower yielding securities were replaced with higher yielding loans.  Average demand and interest checking deposits increased $108.0 million, or 3.2% due primarily to growth in payments related deposits.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses increased $340,000, to $2.2 million for the first nine months of 2017 compared to $1.8 million for the first nine months of 2016.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2017, our allowance for loan and lease losses amounted to $7.3 million, or 0.53% of total loans compared to $6.3 million, or 0.52% of total loans at December 31, 2016.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $69.8 million in the first nine months of 2017 compared to $45.0 million in the first nine months of 2016, before gains on securities of $1.6 million in the first nine months of 2017 and $3.1 million in the first nine months of 2016. The $24.8 million, or 55.1%, increase between those respective periods reflected a $12.3 million change in value of investment in unconsolidated entity. It also reflected a $16.7 million increase in gain on sale of loans into securitizations resulting primarily from two securitizations in 2017.  In the second quarter of 2017 we had a $2.5 million gain on the sale of a portion of our health savings portfolio which was more than offset by a $3.4 million loss on the sale of our European prepaid card operations. Gain on sale of loans increased to $17.5 million for the first nine months of 2017 from $809,000 in the first nine months of 2016 primarily as a result of gain on sale of loans into two securitizations.  Service fees on deposit accounts increased $1.6 million, or 46.8%, to $4.9 million for the first nine months of 2017 from $3.3 million for the first nine months of 2016 reflecting increases in service charges on safe harbor individual retirement accounts.  Prepaid card fees decreased $61,000, or 0.2% to $39.3 million for the first nine months of 2017 from $39.3 million for the first nine months of 2016 which reflected decreased volumes from a client as a result of its change in ownership and several programs whose sponsors decided to exit prepaid cards. Those volume decreases were largely offset with organic growth in other programs.  Leasing income increased $632,000 or 43.4% to $2.1 million for the first nine months of 2017 from $1.5 million for the first nine months of 2016, which reflected higher gains on disposition of leased vehicles in 2017.  Affinity fees decreased $2.1 million, or 58.8%, to $1.4 million for the first nine months of 2017 from $3.5 million for the first nine months of 2016. The decrease resulted primarily from the planned exit of one affinity relationship which had a change of ownership.  Other non-interest income decreased $3.8 million, or 81.0% to $892,000 for the first nine months of 2017 from $4.7 million in the first nine months of 2016.  The decrease resulted primarily from a gain on the sale of Visa Europe to Visa U.S.A., in which members of Visa Europe shared in the sales proceeds, which occurred in the second quarter of 2016.

Non-Interest Expense.  Total non-interest expense was $119.0 million for the first nine months of 2017, a decrease of $37.4 million, or 23.9% from $156.4 million for the first nine months of 2016. The decrease reflected a decrease of $29.1 million in Bank Secrecy Act lookback expense which concluded in the third quarter of 2016.  Salaries and employee benefits expense also decreased to $57.9 million, a decrease of $4.5 million, or 7.2% from $62.4 million for the first nine months of 2016.  The decrease in salaries and employee benefits reflected bankwide staff reductions in the third quarter of 2016 which reduced total staff by approximately 20%.  Depreciation and amortization decreased $346,000, or 9.2%, to $3.4 million in the first nine months of 2017 from $3.8 million in the first nine months of 2016 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $570,000 or 11.9% to $4.2 million in the first nine months of 2017 from $4.8 million in the first nine months of 2016. The decrease reflected a reduction in leased space and more efficient use of office space.   Data processing expense decreased $2.9 million, or 26.5%, to $8.0 million in the first nine months of 2017 from $10.9 million in the first nine months of 2016.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change. It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $1.1 million or 49.0% to $1.1 million in the first nine months of 2017 from $2.2 million in the first nine months of 2016, which reflected elevated expense in 2016 due to service charge and other communications in that year.  Audit expense increased $524,000 or 70.2% to $1.3 million in the first nine months of 2017 from $746,000 in the first nine months of 2016 which reflected increased regulatory compliance audit fees.  Legal expense increased $2.1 million, or 56.1%, to $5.9 million for the first nine months of 2017 from $3.8 million in the first nine months of 2016 which reflected costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements; Regulatory Actions”) and other regulatory related legal fees. The year to date increase was net of insurance coverage. Amortization of intangible assets increased $101,000, or 9.8%, to $1.1 million for the first nine months of 2017 from $1.0 million for the first nine months of 2016.  The increase resulted primarily from the amortization of the intangible asset resulting from the 2016 purchase of the $60 million of lease receivables.  FDIC insurance expense increased $468,000, or 6.6% to $7.6 million for the first nine months of 2017 from $7.1 million in the first nine months of 2016, which reflected the impact of an increase in the FDIC assessment rate.  Software expense increased $1.1 million, or 12.8% to $9.3 million in the first nine months of 2017 from $8.3 million in the first nine months of 2016 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $158,000, or 9.3%, to $1.9 million in the first nine months of 2017 from $1.7 million in the first nine months of 2016.  The increase reflected higher cyber and director and officer  coverages.  Telecom and IT network communications expense decreased $104,000 or 6.7% to $1.4 million in the first nine months of 2017 from $1.5 million in the first nine months of 2016. The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones. Securitization and servicing expense decreased $647,000 or 86.6%, to $100,000 in the first nine months of 2017 from $747,000 in the first nine months of 2016. Expense in 2016 reflected expenditures related to a potential  securitization for loans which were instead sold directly to a single buyer.  Consulting expense decreased $2.5 million, or 58.6% to $1.7 million in the first nine months of 2017 from $4.2 million in the first nine months of 2016.  The decrease reflected reduced regulatory related and investor relations consulting.  Other non-interest expense decreased $3.8 million, or 27.0% to $10.3 million in the first nine months of 2017 from $14.1 million in the first nine months of 2016. The $3.8 million decrease reflected decreases of $1.8 million in travel and entertainment expenses, $815,000 in customer identification expense, $512,000 in postage expense, $299,000 in expense related to third party origination of SBA loans and $190,000 in other leasing expense. The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business. The decrease in postage expense reflected the impact of the sale of the health savings business and also reflected elevated expense in 2016 due to service charge and other communications mailings in that year. The decrease in travel and entertainment expense reflected the impact of staff reductions and a concerted effort to reduce travel and related expenses.

Income Taxes.  Income tax benefit for continuing operations was $457,000 for the first nine months of 2017 compared to $15.3 million in the first nine months of 2016.  The tax benefit in 2017 reflected the impact of approximately $12 million of deferred tax valuation allowance reversals. That tax benefit was largely offset by the application of statutory federal and state tax rates against $30.2 million of pre tax income. The 35% effective tax benefit rate in 2016 reflected the statutory 34% rate and the impact of state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  We have been exiting deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While such exits continued in the third quarter of 2017, they were offset by growth in prepaid card and other payments deposits.  Accordingly, overnight balances at the Federal Reserve Bank averaged $366.7 million for the third quarter of 2017, which was higher than the prior year third quarter average of $324.2 million.  Investment securities available-for-sale also provide a significant source of liquidity. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first nine months of 2017.  While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  We believe that the rate on our deposits is at or below competitors’ rates.  However, the focus of our business model is to identify affinity groups that control significant deposits as part of their business.  A key component to the model is that the affinity group deposits are both stable and “sticky,” in the sense that they do not react to fluctuations in the market.  Nonetheless, certain components of the deposits do experience seasonality, creating greater excess liquidity at certain times during the year, especially the first quarter as a result of tax refund prepaid card balances.

Historically, we have also used sources outside of our deposit products to fund our loan growth, including Federal Home Loan Bank advances, repurchase agreements, and institutional (brokered) certificates of deposit.  In the first nine months of 2017, the vast majority of our funding was derived from prepaid cards and transaction accounts.  While the FDIC now classifies prepaid and most of our other deposits obtained with the cooperation of third parties as brokered, these deposits have demonstrated stability and low cost for an extended historical period.  We maintain secured borrowing lines with the Federal Home Loan Bank of Pittsburgh, or FHLB, and the Federal Reserve Bank.  As of September 30, 2017, we had approximately $573.7 million available on a line of credit with the Federal Home Loan Bank and $179.8 million available on a line of credit with the Federal Reserve Bank.   These lines may be collateralized by specified types of loans or securities, and we expect to continue to maintain these facilities.  We actively monitor our positions and contingent funding sources on a daily basis. As of September 30, 2017, we did not have any borrowings outstanding on our lines of credit.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of September 30, 2017, we had cash reserves of approximately  $13.0 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $150,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued will have been remediated, the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at September 30, 2017 were $328.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Funding was directed primarily at cash outflows required for net loan growth of $152.5 million for the nine months ended September 30, 2017, and $120.3 million for the nine months ended September 30, 2016.  Net redemptions of investment securities for the nine months ended September 30, 2017, were $87.2 million compared to net purchases of $251.1 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.31 billion and $1.09 billion as of September 30, 2017 and December 31, 2016, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At September 30, 2017, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2017
The Bancorp, Inc.	8.24%	16.27%	16.62%	16.27%
The Bancorp Bank	8.05%	15.95%	16.31%	15.95%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2016
The Bancorp, Inc.	6.90%	13.34%	13.63%	13.34%
The Bancorp Bank	6.84%	13.24%	13.53%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2017.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities, which are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 169,953	$ 19,356	$ 50,267	$ 21,181	$ 119,515
Loans net of deferred loan costs	905,299	124,564	150,922	183,104	10,171
Investment securities	357,407	153,315	181,936	199,881	390,819
Interest earning deposits	328,023	-	-	-	-
Securities purchased under agreements to resell	65,095	-	-	-	-
Total interest earning assets	1,825,777	297,235	383,125	404,166	520,505

Interest bearing liabilities:
Demand and interest checking	2,012,233	66,386	66,386	-	-
Savings and money market	113,046	226,091	113,046	-	-
Securities sold under agreements to repurchase	180	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,138,860	292,477	179,432	-	-
Gap	$ (313,083)	$ 4,758	$ 203,693	$ 404,166	$ 520,505
Cumulative gap	$ (313,083)	$ (308,325)	$ (104,632)	$ 299,534	$ 820,039
Gap to assets ratio	-8%	*	5%	10%	13%
Cumulative gap to assets ratio	-8%	-8%	-3%	8%	21%

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

Financial Condition

General.    Our total assets at September 30, 2017 were $3.99 billion, of which our total loans were $1.37 billion.  At December 31, 2016, our total assets were $4.86 billion, of which our total loans were $1.22  billion. The decrease in assets reflected the exit of less profitable deposit relationships.

Interest earning deposits and federal funds sold.  At September 30, 2017, we had a total of $328.0 million of interest earning deposits compared to $955.7  million at December 31, 2016, a decrease of $627.7 million or 65.7%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected deployment of such funds into higher yielding loans and securities and the exit of less profitable deposit relationships.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities decreased to $1.28 billion at September 30, 2017, a decrease of $58.7 million, or 4.4%, from year-end 2016.  The decrease in investment securities was primarily a result of prepayments on collateralized loan obligation securities.  Other securities, included in the held-to-maturity classification at September 30, 2017, consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

A total of $11.0 million of other debt securities - single issuers is comprised of the following: amortized cost of two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company.

A total of $75.4 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,913	$ 2,031	$ 118	Not rated
Security B	9,104	6,343	(2,761)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the nine months ended September 30, 2017 and September 30, 2016,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 at September 30, 2017, compared to $1.6 million at December 31, 2016.  The decrease resulted from a decrease in the amount of Federal Home Loan Bank stock that entity  periodically requests be adjusted to its level of services.

Investment securities with a carrying value of $606.8 million at September 30, 2017 and $607.2 million at December 31, 2016, were pledged as collateral for Federal Home Loan Bank advances and letters of credit as required or permitted by law.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information.  Commercial loans held for sale decreased to $380.3 million at September 30, 2017 from $663.1 million at December 31, 2016. The decrease reflected a difference in the timing of loan originations and related sales. The December balance had accumulated until its recording as a sale in first quarter 2017 while the lower September balance reflected the impact of a sale in third quarter 2017.

Loan portfolio. Total loans increased to $1.37 billion at September 30, 2017 from $1.22  billion at December 31, 2016.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2017	2016

SBA non real estate	$ 72,055	$ 74,644
SBA commercial mortgage	132,997	126,159
SBA construction	14,205	8,826
SBA loans *	219,257	209,629
Direct lease financing	369,069	346,645
SBLOC	720,279	630,400
Other specialty lending	36,664	11,073
Other consumer loans	20,107	17,374
	1,365,376	1,215,121
Unamortized loan fees and costs	8,684	7,790
Total loans, net of deferred loan fees and costs	$ 1,374,060	$ 1,222,911

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 225,909	$ 215,786
SBA loans included in held for sale	160,855	154,016
Total SBA loans	$ 386,764	$ 369,802

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

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for the following major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is set forth below.

At September 30, 2017, in excess of 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit – The targeted review threshold for 2017 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At September 30, 2017, approximately 50% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2017 is 100%, to be reviewed within 90 days of funding,  less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA department personnel. At September 30, 2017,  approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2017 is 35%. At September 30, 2017, approximately 53% of the leasing portfolio had been reviewed.  The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2017 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised.  At September 30, 2017, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At September 30, 2017, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non CRA loans.  At September 30, 2017,  approximately 100% of the non CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2017 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At September 30, 2017, approximately 84% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
September 30, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non real estate	$ 272	$ 165	$ -	$ 2,310	$ 2,747	$ 69,308	$ 72,055
SBA commercial mortgage	-	-	-	1,226	1,226	131,771	132,997
SBA construction	-	-	-	-	-	14,205	14,205
Direct lease financing	5,065	1,060	354	-	6,479	362,590	369,069
SBLOC	-	-	-	-	-	720,279	720,279
Other specialty lending	-	-	-	-	-	36,664	36,664
Consumer - other	-	-	-	-	-	9,585	9,585
Consumer - home equity	144	-	-	1,417	1,561	8,961	10,522
Unamortized loan fees and costs	-	-	-	-	-	8,684	8,684
	$ 5,481	$ 1,225	$ 354	$ 4,953	$ 12,013	$ 1,362,047	$ 1,374,060

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2016	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2017	2016

Ratio of the allowance for loan losses to total loans	0.53%	0.51%
Ratio of the allowance for loan losses to nonperforming loans *	137.23%	87.12%
Ratio of nonperforming assets to total assets *	0.13%	0.16%
Ratio of net charge-offs to average loans	0.07%	0.01%
Ratio of net charge-offs to average loans annualized	0.09%	0.01%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans was 0.53% at September 30, 2017, compared to 0.51% at September 30, 2016. The higher current period ratio reflected an increase in the allowance which exceeded proportional loan growth during the period.  The ratio of the allowance for loan losses to non-performing loans increased to 137.23% at September 30, 2017, from 87.12% at September 30, 2016, primarily as a result of a decrease in non-performing loans and an increase in the allowance.   The ratio of non-performing assets to total assets decreased to 0.13% at September 30, 2017, from 0.16% at September 30, 2016, primarily as a result of a decrease in non-performing loans.  Net charge-offs to average loans increased to 0.07% for the nine months ended September 30, 2017, from 0.01% for the nine months ended September 30, 2016, primarily as a result of higher net charge offs.

Net charge-offs.  Net charge-offs were $1.2 million for the nine months ended September 30, 2017,  an increase of $1.0 million from net charge-offs of $152,000 the same period of 2016.  The majority of the charge-offs in the first nine months of 2017 were associated with  leasing relationships.  The majority of the charge-offs in the first nine months of 2016 were associated with SBA non real estate and leasing relationships.

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

September 30,	December 31,

	2017	2016

Non-accrual loans
SBA non real estate	$ 2,310	$ 1,530
SBA commercial mortgage	1,226	-
Consumer	1,417	1,442
Total non-accrual loans	4,953	2,972

Loans past due 90 days or more	354	661
Total non-performing loans	5,307	3,633
Other real estate owned	-	104
Total non-performing assets	$ 5,307	$ 3,737

Loans that were modified as of September 30, 2017 and December 31, 2016 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non real estate	4	$ 1,013	$ 1,013	2	$ 844	$ 844
Direct lease financing	1	285	285	1	734	734
Consumer	2	541	541	1	288	288
Total	7	$ 1,839	$ 1,839	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non real estate	$ -	$ 144	$ 869	$ -	$ 144	$ 700
Direct lease financing	-	-	285	-	-	734
Consumer	-	-	541	-	-	288
Total	$ -	$ 144	$ 1,695	$ -	$ 144	$ 1,722

The following table summarizes, as of September 30, 2017, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non real estate	2	$ 679
Total	2	$ 679

As of September 30, 2017 and December 31, 2016,  we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table provides information about impaired loans at September 30, 2017 and December 31, 2016:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2017
Without an allowance recorded
SBA non real estate	$ 357	$ 357	$ -	$ 274	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	284	396	-	71	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,700	1,700	-	1,716	-
With an allowance recorded					-
SBA non real estate	2,288	2,288	1,659	2,534	-
SBA commercial mortgage	1,226	1,226	185	761	-
Direct lease financing	-	-	-	506	-
Consumer - other	-	-	-	18	-
Consumer - home equity	-	-	-	-	-
Total
SBA non real estate	2,645	2,645	1,659	2,808	-
SBA commercial mortgage	1,226	1,226	185	761	-
Direct lease financing	284	396	-	577	-
Consumer - other	-	-	-	18	-
Consumer - home equity	1,700	1,700	-	1,716	-
	5,855	5,967	1,844	5,880	-

December 31, 2016
Without an allowance recorded
SBA non real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	4,838	4,838	1,154	3,755	-

We had $5.0 million of non-accrual loans at September 30, 2017 compared to $3.0 million of non-accrual loans at December 31, 2016. The $2.0 million increase in non-accrual loans was primarily due to $3.7 million of loans placed on non-accrual status partially offset by $1.1 million of loan payments and $589,000 of charge-offs.  Loans  past due 90 days or more still accruing interest amounted to $354,000 at September 30, 2017 and $661,000 at December 31, 2016.  The $307,000 decrease reflected $1.7 million of additions partially offset by $1.3 million of loan payments, $144,000 of charge-offs and $526,000 of loans moved to repossessed assets.

We had no other real estate owned at September 30, 2017 and $104,000 at December 31, 2016 with no additional activity during the intervening period.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2017 and December 31, 2016:

September 30, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non real estate	$ 44,996	$ 3,981	$ 4,107	$ -	$ -	$ -	$ 18,971	$ 72,055
SBA commercial mortgage	110,059	279	1,226	-	-	2,163	19,270	132,997
SBA construction	14,205	-	-	-	-	-	-	14,205
Direct lease financing	193,792	-	2,770	-	-	8,733	163,774	369,069
SBLOC	357,906	-	-	-	-	-	362,373	720,279
Other specialty lending	36,664	-	-	-	-	-	-	36,664
Consumer	8,791	283	1,885	-	-	-	9,148	20,107
Unamortized loan fees and costs	-	-	-	-	-	-	8,684	8,684
	$ 766,413	$ 4,543	$ 9,988	$ -	$ -	$ 10,896	$ 582,220	$ 1,374,060

December 31, 2016
SBA non real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $21.1 million at September 30, 2017 compared to $24.1 million at December 31, 2016.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $107.7 million investment in unconsolidated entity at September 30, 2017.

The independent investor in Walnut Street, the securitization into which the Bank sold certain loans when it discontinued its Philadelphia commercial loan operations, has taken actions which may result in litigation.  Specifically, counsel for the independent investor has requested that the Note Administrator hold monthly distribution payments in escrow until the independent investor’s alternative interpretation of the order of payments, as compared to the interpretation of the Bank and the Note Administrator, is resolved.  Based on the independent investor’s request, the Note Administrator withheld the September 2017 payment to the independent investor and the Bank and indicated that it would continue to do so until this issue was resolved.  Management of the Company, based on advice of its counsel, believes it is unlikely that the Bank and Note Administrator’s interpretation will be overturned.  However, if such interpretation is overturned, based upon the current model used to value Walnut Street, an estimated $8 million loss may be recognized, based on currently estimated cash flows which would be redirected from the Bank to the independent investor.

Assets held for sale.  Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $315.0 million at September 30, 2017 compared to $360.7 million at December 31, 2016.  The decrease resulted primarily from loan repayments.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  However, the majority of our deposits are generated through prepaid card and other payments related deposits. One strategic focus is growing these accounts through affinity groups.  At September

30, 2017, we had total deposits of $3.57 billion compared to $4.24 billion at December 31, 2016, a decrease of $672.9 million or 15.9%.    The decrease reflected the planned exit of higher cost deposit relationships which did not have adequate income components.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2017		December 31, 2016
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,433,027	0.34%	$ 3,347,191	0.28%
Savings and money market	434,768	0.53%	394,434	0.39%
Time	-	0.00%	77,576	0.58%
Total deposits	$ 3,867,795	0.36%	$ 3,819,201	0.30%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At September 30, 2017, we had long-term borrowings of $42.5 million compared to $263.1 million at December 31, 2016.  The $42.5 million outstanding at September 30, 2017, reflected the proceeds from two loans which were sold in which we retained a participating interest. Long-term borrowings of $263.1 million at December 31, 2016 reflected the proceeds of loans sold into a securitization which, at that date, was accounted for as a secured borrowing.  In the first quarter of 2017, the documentation required for true sale accounting was completed, and the sale was recorded in that quarter. We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $32.7 million at September 30, 2017 compared to $44.1 million at December 31, 2016, representing an increase of $11.4 million.  Other liabilities consist primarily of investment payables and accrued expenses.

Off balance sheet arrangements.  There were no off-balance sheet arrangements during the nine months ended September 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain regulatory proceedings involving the FDIC and FRB, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Statement Restatement; Regulatory Actions”.

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, September 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company is cooperating fully with the SEC's investigation.  The costs to respond to the subpoena and cooperate with the SEC's investigation have been material, and we expect such costs to continue to be material at least through the completion of the SEC’s investigation.

On September 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2012, 2013 and 2014.  The audit is in process.

The Company received a letter, dated August 1, 2016, demanding inspection of its books and records pursuant to Section 220 of the Delaware General Corporation Law, or DCGL, from legal counsel representing a shareholder (the "Demand Letter"). The Company, through outside legal counsel, responded to the Demand Letter by permitting the shareholder to inspect certain of the Company’s books and records and by objecting to other requests.  On January 30, 2017, the shareholder filed a complaint in the Court of Chancery of the State of Delaware seeking an order from the court, pursuant to Section 220 of the DGCL, compelling the Company to permit the shareholder to inspect additional books and records of the Company.  The Company believes that its original response to the Demand Letter was appropriate in all respects and continues to defend against the complaint.  On July 27, 2017, the Court of Chancery ruled in favor of the Company and granted an Order of Final Judgment Denying Plaintiff’s Demand To Inspect The Books And Records of Defendant. The court’s Order was subject to an appeal right which has now expired; no appeal was filed.  Both the Demand Letter and the complaint threaten the commencement of a shareholder’s derivative suit against certain officers and directors of the Company seeking damages and other remedies on behalf of the Company.  We have been advised by our counsel in the matter that reasonably possible losses cannot be estimated, but we and our counsel continue to believe the claim is without merit.

On October 17, 2017, the Federal Deposit Insurance Corporation (the “FDIC”) informed The Bancorp Bank (the “Bank”), a wholly owned subsidiary of The Bancorp, Inc. (the “Company”), that it intends to pursue an Order For Restitution (“Restitution Order”) and Order to Pay Civil Money Penalty (“CMP Order”) in an amount up to $2,576,000.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third Party Processor”) suffering an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  Impacted consumers are being reimbursed by the Third Party Processor at  its own expense.  The Restitution Order would require the Bank to make such reimbursements if not otherwise made by the Third Party Processor, however, the Bank is indemnified by the Third Party Processor for such reimbursements.  Although the Bank is still evaluating its position with regard to the Restitution Order and the CMP Order, the Company accrued $2,500,000 of related expense in its financial statements for the quarter ended September 30, 2017 in connection with the CMP Order.   Any amounts owed from the CMP Order would not be subject to any indemnification or recovery from any third party.

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

THE BANCORP INC
(Registrant)

November 9, 2017	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
President/Chief Executive Officer

November 9, 2017	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary