Form 10-K
period 2017-12-31
Bancorp, Inc.
filed 2018-03-16
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2017 of $7.58, was approximately $376.5 million.

As of February 21, 2018, 56,149,494 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
•

an inconsistent recovery from an extended period of weak economic and slow growth conditions in the U.S. economy have had, and may in the future have, significant adverse effects on our assets and operating results, including increases in payment defaults and other credit risks, decreases in the fair value of some assets and increases in our provision for loan losses;

•	weak economic and credit market conditions may result in a reduction in our capital base, reducing our ability to maintain deposits at current levels;
•	operating costs may increase;
•	adverse governmental or regulatory policies may be promulgated;
•	management and other key personnel may be lost;
•	competition may increase;
•

the costs of our interest bearing liabilities, principally deposits, may increase relative to the interest received on our interest bearing assets, principally loans, thereby decreasing our net interest income;

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, vehicle fleet and other equipment leasing, Small Business Administration lending, or SBA loans and commercial mortgage-backed loans, or CMBS, generated for sale into commercial mortgage backed securities markets primarily through securitizations.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and commercial loans generated for sale are made nationally.  At December 31, 2017, SBLOC, leasing, SBA and loans for sale in secondary markets totaled $730.5 million, $378.0 million, $401.9 million (including SBA loans held for sale) and $331.5 million (excluding SBA loans held for sale), respectively, and comprised approximately 39%, 20%, 21% and 17% of our loan portfolio and commercial loans held for sale.  Our investment portfolio amounted to $1.38 billion at December 31, 2017, representing a slight increase from the prior year.

The majority of our deposits and non-interest income are generated in our payments business line which consists of issuing, acquiring and automated clearing house, or ACH, accounts.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users for account acquisition.  Our issuing  deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking. In April 2017, we sold our minimal European prepaid operations to reduce regulatory and compliance risk.

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

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth through Low-cost Deposits and Generate Non-interest Income from Prepaid Card Accounts and Other Areas. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund these loans and investments through a variety of sources that provide low cost and stable deposits.  Funding sources include prepaid cards, institutional banking money market accounts and card payment processing.  We derive the largest component of our deposits and non-interest income from our prepaid card operations.

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

Deposit Products and Services.

We offer a range of products and services to our affinity groups and their client bases, including:

•	checking accounts;
•	savings accounts;
•	money market accounts;
•	commercial accounts; and
•	various types of prepaid and debit cards.

Lending Activities

In the third quarter of 2014, we discontinued our Philadelphia-based commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business.  We currently focus our lending activities upon four specialty lending segments:  SBLOC loans, vehicle fleet and other equipment leasing, SBA loans and loans originated for sale into CMBS securitization capital markets.

SBLOC.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system. SBLOCs are typically payable on demand.  Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities.  Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information.  Substantially all SBLOCs have full recourse to the borrower.  The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank.

Leases.  We provide lease financing for commercial and government vehicle fleets and, to a lesser extent, provide lease financing for other equipment.  Our leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated “residual value.” “Residual value” is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term.  A closed-end lease is one in which no such payment is due on lease termination.  In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor.  While we do not have specific underwriting criteria for our lease financing, we analyze information we obtain about the lessee, including financial statements and credit reports, to determine the lessee’s ability to perform its obligations.

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

The 504 Fixed Asset Financing Program is designed to provide small businesses with financing for the purchase of fixed assets, including real estate and buildings; the purchase of improvements to real estate; the construction of new facilities or modernizing, renovating or converting existing facilities; the purchase of long-term machinery and equipment; and debt refinancing.  A 504 loan may not be used for working capital, trading asset purchases or investment in rental real estate.  In a 504 financing, the borrower must supply 10% of the financing amount, we provide 50% of the financing amount and a Certified Development Company, or CDC, provides 40% of the financing amount.  If the borrower has less than two years of operating history or if the assets being financed are considered “special purpose,” the funding percentages are 15%, 50% and 35%, respectively. If both conditions are met, the funding percentages are 20%, 50% and 30%, respectively.  We receive a first lien on the assets being financed and the CDC receives a second lien.  Personal guarantees of the principal owners of the business are required.  The funds for the CDC loans are raised through a monthly auction of bonds that are guaranteed by the U.S. government and, accordingly, if the government guarantees are curtailed or terminated, our ability to make 504 loans would be curtailed or terminated.  Certain basic loan terms, as with the 7(a) program, are established by the SBA, including borrower eligibility, maximum loan amount, maximum maturity date, interest rates and loan fees.  While real estate is appraised and values are established for other collateral, and the loan amount is limited to a percentage of cost of the assets being acquired by the borrower, such amounts may not be realized upon resale if the borrower defaults and the Bank forecloses on the collateral.

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

CMBS.  We originate loans for sale into secondary markets, generally through securitizations. These loans are collateralized by various types of commercial real estate, including but not limited to, retail, office, apartments and hotels, and are not recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  The majority of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although rates are capped to mitigate that risk.  Inadequate sales at retail properties and inadequate occupancy rates for office space, apartments and hotels may negatively impact loan repayment.  Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will depend upon the sales price of the property.  Because these loans are being originated for sale, the underwriting and other criteria used are those which buyers in the capital markets indicate are most crucial when determining whether to buy the loans, including loan to value ratio and maturity date. However, in the period during which we hold a loan prior to sale, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.  While we historically have been able to sell loans into these markets, adverse market conditions may delay, or possibly preclude, expected sales into the secondary market or cause losses upon any resale.  To mitigate these risks, we establish guidelines for the maximum amounts of such loans we will hold on our balance sheet.

Affinity Banking

Issuing Services.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our cards are offered to end users through our relationships with benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and fintech disruptors.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third party sponsors, computed on a per transaction basis, and monthly service fees.  Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis. These accounts have demonstrated a history of stability and low cost.  Our accounts are offered throughout the United States. For information relating to current constraints on our prepaid card programs resulting from consent orders we have entered into with federal banking authorities, see “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank.”

Card Payment and ACH Processing.  We act as the depository institution for the processing of credit and debit card payments made to various businesses.  We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as payroll companies for which we process their ACH payments.  We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. These accounts are a source of demand deposits and fee income.

Institutional Banking.  We have developed strategic relationships with limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering institutional banking services.  We provide customized, private label demand, money market and securities backed loan products to the client base of these groups.

Retirement Accounts. We acquire individual retirement accounts which originate from third party administrators who provided record keeping and account maintenance for what were previously 401K plan participants. These accounts, most of which have small balances, originate from employees who have changed employers but have not transferred their 401K accounts. Plan sponsors often prefer to exit these accounts to reduce their administrative costs. These accounts are converted into money market accounts and also contribute fee income.

Private Label Banking.  Our private label banking services are offered to members of affinity groups, which allows these groups to provide their members the banking services they desire.  Related websites indicate that we are the provider of these banking services.  We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers.

We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates may be fixed.  We classify these fees which comprise substantially all of the interest expense on deposits in our consolidated statement of operations.  The reduction in deposit interest expense in 2016 compared to 2015 reflected the sale of the majority of health savings accounts in the latter part of 2015.

Other Operations

Account Services.  Depending upon the type of account, account holders may access our products through the website of their affinity group, or through our website.  This access allows account holders to apply for loans, review account activity, enter transactions into an online account register, pay bills electronically, receive statements electronically and print statements.

Call Centers.  We have call center operations that serve as inbound customer support.  The call center provides account holders or potential account holders with assistance accessing the Bank’s products and services, and in resolving any problems that may arise in the servicing of accounts or other banking products.  A third-party servicer provides virtually all customer support, including institutional banking, for after hours and overflow support.  Located in Manila, Philippines, TELUS International currently operates 24 hours a day, seven days a week.

Third-Party Service Providers.  To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•	data processing services, check imaging, loan processing, electronic bill payment and statement rendering;
•	servicing of prepaid card accounts;
•	call center customer support, including institutional banking for overflow and after-hours support;
•	access to automated teller machine networks;
•	bank accounting and general ledger system;
•	data warehousing services; and
•	certain software development.

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

European Prepaid Operations.  We sold all of our European prepaid operations in April 2017 to reduce regulatory and compliance risk.

Sales and Marketing

Affinity Group Banking.  Because of the national scope of our affinity group banking operation, we use a personal sales/targeted media advertising approach to market to existing and potential commercial affinity group organizations.  The affinity group organizations with which we have relationships perform marketing functions to the ultimate individual customers.  Our marketing program to affinity group organizations consists of:

•	print advertising;
•	attending and making presentations at trade shows and other events for targeted affinity organizations;
•	direct mail; and
•	direct contact with potential affinity organizations by our marketing staff, with relationship managers focusing on particular regional markets.

Loan Administration Offices.  We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Charlotte, North Carolina, Raritan, New Jersey and Orlando, Florida.  We maintain SBA loan offices in Chicago, Illinois and Raleigh, North Carolina. We maintain an office in New York, New York for CMBS.

Technology

Primary System Architecture.  We provide financial products and services through a secure three-tiered architecture using commercially available software.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed using load-balancing technologies and our proprietary design, with internally developed software and third-party equipment. We also use third party data processors.  The goal of our systems designs is to service our client requirements efficiently, which has been accomplished using data and service replication between multiple data centers.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we operate automated internal tools and use independent third parties to continuously monitor our systems.

 Security.  The Bancorp has an established Cyber Security Program that is mapped to the NIST Cyber Security Framework. The program is also fully compliant with the FFIEC Cyber Security framework and relevant ISO standards. The Bancorp obtains annual PCI certification. Highlights of the program include:

•	A security testing schedule which includes internal/external penetration testing;
•	Regular vulnerability assessments;
•	Detailed vulnerability management;
•	Monitoring and reporting of systems and critical applications;
•	Data loss prevention controls;
•	File access and integrity monitoring and reporting;
•	Threat intelligence; and
•	Third party vendor management.

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations.  With respect to our affinity group operations, we believe we can compete effectively as a result of our ability to customize our product offerings to the affinity group’s needs.  We believe that the costs of entry, especially compliance costs, to offering prepaid card accounts are relatively high and somewhat prohibitive to new competitors.  We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories which may impact our ability to compete.  Our future success will depend on our ability to compete effectively in a highly competitive market.

Regulation Under Banking Law

Overview

We are regulated extensively under both federal and state banking law and related regulations.  We are a Delaware corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve.  We are subject to supervision and regulation by the Federal Reserve and the Delaware Office of the State Bank Commissioner, or the Commissioner.  The Bank, as a state-chartered, nonmember depository institution, is supervised by the Commissioner, as well as the Federal Deposit Insurance Corporation, or FDIC.

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

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  See “Delaware Regulation” below.  In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In August 2015, we consented to the issuance of a consent order amendment pursuant to which the payment of dividends by the Bank to us would require prior FDIC approval, and received a Federal Reserve supervisory letter pursuant to which any payment of dividends by us would require prior approval from the Federal Reserve. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2017, we and the Bank had total capital to risk-adjusted assets ratios of 17.09% and 16.59%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 16.73% and 16.23%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2017, we and the Bank had leverage ratios of 7.90% and 7.61%, respectively.

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

 Basel III Capital Rules.  In July 2013, our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, approved final rules, which we refer to as the New Capital Rules, establishing a new comprehensive capital framework for U.S. banking organizations.  The New Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules.  The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The New Capital Rules also address asset risk-weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords.  In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules.  The New Capital Rules became effective for us and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Minimum capital ratios in effect at December 31, 2017 were as follows:

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%.  At December 31, 2017, our total risk-based capital ratio was 17.09%, our Tier 1 risk-based capital ratio was 16.73% and our leverage ratio was 7.90% while the Bank’s ratios were 16.59%, 16.23% and 7.61%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund or DIF.  Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  The Dodd-Frank Act provided unlimited deposit insurance coverage on non-interest bearing transaction accounts through December 31, 2012.  Due to the expiration of this unlimited deposit insurance on December 31, 2012 beginning January 1, 2013 deposits held in non-interest bearing transaction accounts are aggregated with any interest bearing deposits the owner my hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV).  Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2017, the Bank’s DIF assessment rate was 26 basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2017, the Bank’s limit on loans-to-one borrower was $48.1 million ($80.2 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2017, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  At December 31, 2017 and 2016, loans to these related parties included in assets held for sale amounted to $1.7 million and $649,000.

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

Fair and Accurate Credit Transactions Act of 2003. The Fair and Accurate Credit Transactions Act of 2003, known as the FACT Act, provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a pre-existing business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be applicable if the company using the information has a pre-existing business relationship with the consumer.  This notice may be combined with other required disclosures, including notices required under other applicable privacy provisions.

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

Bank Secrecy Act: Anti-Money Laundering and Related Regulations.  The Bank Secrecy Act, which we refer to as BSA, requires the Bank to implement a risk-based compliance program in order to protect the Bank from being used as a conduit for financial or other illicit crimes including but not limited to money laundering and terrorist financing.  These rules are administered by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department, which we refer to as FinCEN.  Under the law, the Bank must have a board-approved written BSA-Anti-Money Laundering, which we refer to as AML, program which must contain the following key requirements:  (1)  appointing responsible persons to manage the program, including a BSA Officer; (2)  ongoing training of all appropriate Bank staff and management on BSA-AML compliance;  (3) developing a system of internal controls (including appropriate policies, procedures and processes); and (4) requiring independent testing to ensure effective implementation of the program and appropriate compliance.  Under BSA regulations, the Bank is subject to various reporting requirements such as currency transaction reporting (CTR)  for all cash transactions initiated by or on behalf of a customer which, when aggregated, exceed $10,000 per day.  The Bank is also required to monitor customer activity and transactions and file a suspicious activity report, or SAR, when suspicious activity is observed and the applicable dollar threshold for the observed suspicious activity is met.  The BSA also contains numerous recordkeeping requirements.  For a description of a consent order with the FDIC under the BSA that imposes certain requirements on the Bank, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve have imposed certain restrictions and requirements on us and the Bank.”

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

Office of Foreign Assets Control Regulations for the Financial Community.  The Office of Foreign Assets Control, which we refer to as OFAC, is a division of the U.S. Treasury Department, and administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction.  OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction.  In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments.  OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account, and perform additional procedures as required by OFAC regulations.  The Bank filters its customer base and transactional activity against OFAC-issued lists.  The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

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

Final Prepaid Account Rule Amending Regulation E and Regulation Z.  The original effective date of the Final Prepaid Rule was October 1, 2017, but applicability of certain requirements of the Final Prepaid Rule were delayed until October 1, 2018.  On April 20, 2017, the CFPB released a final rule delaying the general effective date of the Final Prepaid Rule until April 1, 2018.  However, on January 25, 2018 the CFPB issued additional technical amendments and extended the effective date of the Final Prepaid Rule to April 1, 2019.   The Bank is preparing itself for compliance with its requirements.

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

On July 1, 2016, the Bank began operating under an FDIC-approved CRA Strategic Plan.  On September 11, 2017, the Bank underwent a “hybrid” CRA examination. This included an evaluation of the Bank under traditional CRA evaluation standards for the period from June 2, 2015 to June 30, 2016 and an evaluation of the Bank under its CRA Strategic Plan for the period from July 1, 2016 to September 11, 2017.  On January 18, 2018, the Bank received its 2017 CRA Performance Evaluation that accorded the institution a “Satisfactory” rating which was an upgrade from the “Needs to Improve” rating it had been assigned since June of 2015. Subsequent to the upgraded rating, the Bank filed its Community Support Statement with the Federal Housing Finance Agency who determined the Bank was in compliance with 12 CFR part 1290 effective as of February 5, 2018.  Certain restrictions imposed on the Company by the Federal Reserve have also been lifted as a result of the “Satisfactory” rating.  The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts).  For 2016, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $95.0 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $95.0 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2017, the Bank met these requirements by maintaining $264.7 million in cash and balances at the Federal Reserve.

The Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will (or have already):

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

Employees

As of December 31, 2017, we had 538 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio.  At December 31, 2017, the ratios of the allowance for loan losses to total loans and to non-performing loans were, respectively, 0.51% and 168.03%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results.  The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For more information about risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see Item 1,” Business –Lending Activities.”

Recent changes to the FASB accounting standards will result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The CECL model will materially impact how we determine our allowance for loan and lease losses and may require us to significantly increase our allowance for loan and lease losses.  Furthermore, our allowance for loan and lease losses may experience more fluctuations, some of which may be significant. Were we required to significantly increase our allowance for loan and lease losses, it may negatively impact our business, earnings, financial condition and results of operations.  While we cannot yet determine how significantly transitioning to the CECL model will impact our allowance for loan and lease losses, we expect that it will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices.  These practices vary depending on the facts and circumstances of each loan, but generally include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets.  Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses. In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those we still assume credit risk on the remaining 25%. Such businesses may have a higher probability of failure which may result in higher losses on such loans.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for loan losses, we will have to increase the provision for loan losses which will reduce our income and might cause us to incur losses.

An inconsistent recovery from an extended period of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

Since the end of the recession in 2009, the United States economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred.  As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have periodically been subject to weakness.  These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate-related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations.  As a result of these conditions, we have been increasing our provision for loan losses, and have experienced an increase in the amount of loans charged off and non-performing assets in our Philadelphia-based commercial loan portfolio which is now reflected in discontinued operations.  Rated investment securities, generally considered to be less risky than loans, have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur. A continuation of weak economic conditions could further harm our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

We and our subsidiary, The Bancorp Bank, are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company and the Bank in substantial and unpredictable ways.  Additionally, while we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur.  Failure to comply with these statutes, regulations or policies could result in sanctions against us or the Bank by regulatory agencies, civil money penalties, reputational damage, and a downgrade in the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations.

The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third-party relationships as provided in the 2012 Consent Order. As part of the 2012 Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012. The 2012 Consent Order was amended and restated in 2015 as noted below.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.

On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amended and restated in its entirety the terms of the 2012 Consent Order.

The 2015 Consent Order was based on FDIC allegations regarding electronic fund transfer, or EFT, error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products, whom we refer to as Third Parties.  The 2015 Consent Order continues the Bank's obligations originally set forth in the 2012 Consent Order, including its obligations to increase board oversight of the Bank's compliance management system, or CMS, improve the Bank's CMS, enhance its internal audit program, increase its management and oversight of Third Parties, and correct any apparent violations of law.

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’s Board of Directors to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims, and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented. To date, no restitution under the CAP has been made.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.   The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third-Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.   The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third-Party Processor at its own expense.  The Bank is in the process of complying with the written documentation and audit requirements of the Restitution Order.

The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

We cannot assure you that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order, the 2014 Consent Order Amendment, the 2015 Consent Order, the Supervisory Letter, the 2018 Restitution Order or 2018 CMP Order to their satisfaction.  We refer collectively to the 2014 Consent Order, the 2014 Consent Order Amendment, the 2015 Consent Order, the 2018 Restitution Order and the 2018 CMP Order as the Consent Orders.  If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could reduce our earnings, result in our incurring losses or otherwise materially adversely affect our financial condition and results of operations and reduce or eliminate our ability to raise additional capital on acceptable terms.

Our reputation and business could be damaged by our entry into the Consent Orders with the FDIC and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the Consent Orders or the Supervisory Letter, now or in the future could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

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

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest bearing liabilities such as deposits and borrowings.  The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses.  Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.  Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. In the case of loans held for sale into secondary markets or securitizations, loans must be originated to replace loans sold to maintain related net interest income.  Loan demand may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production.

We are subject to lending risks.

There are risks inherent in making all loans.  These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or local economies in which our borrowers operate. Such changes may impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans.  Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans, some with relatively large balances. The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now held for sale.  Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years.  We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material.  On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.  Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S.  Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations.  For more information about the risks which are specific to the different types of loans we make and which could impact our allowance for loan losses, see Item 1,” Business –Lending Activities.”

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

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components.  These investments may not ensure compliance or otherwise mitigate risks involved in this business.  Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other losses, each of which could reduce our earnings or result in losses, make it more difficult to conduct our operations, or prohibit us from conducting specific operations.  Other risks related to prepaid cards include competition for prepaid and other payment mediums, possible changes in the rules of networks, such as Visa and MasterCard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

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

In the future we may rely in part on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio.  Wholesale and brokered certificates of deposit are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding.  Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s total assets could contract, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both.  In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered certificates of deposit to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.  Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC.

Our prepaid card and other deposit accounts obtained with the assistance of third parties have been classified as brokered.

In December 2014, the FDIC issued new guidance classifying prepaid deposit accounts and other deposit accounts obtained in cooperation with third parties as brokered, resulting in the vast majority of the Bank’s deposits being classified as brokered.  We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit.  However, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted.

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

We face national and even global competition with respect to our other products and services, including payment acceptance products and services, private label banking, fleet leasing, government guaranteed lending and prepaid payment solutions.  Our commercial partners and banking customers for these products and services are located throughout the United States, and the competition is strong in each category.  We encounter competition from some of the largest financial institutions in the world as well as smaller specialized regional banks and financial service companies.  Increased competition with any of these product or service offerings could result in reduced pricing and lower profit margins, fragmented market share and a failure to enjoy economies of scale, loss of customer and depositor base, and other risks that individually, or in the aggregate, could have a material adverse effect on our financial condition and results of operations.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours.  As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

We derive a significant percentage of our deposits, total assets and income from deposit accounts generated with the assistance of diverse independent companies, including those which provide prepaid card account marketing services, and investment advisory firms.

Deposit accounts acquired with the assistance of our top twenty affinity relationships totaled $2.98 billion at December 31, 2017.  We provide oversight over these relationships which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2017 to any one customer or related group of customers was $48.1 million for unsecured loans and $80.2 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

Moreover, both the Internet and the financial services industry are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our ability to compete will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Such products may also prove costly to develop or acquire.

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

We may be affected by government regulation including those mandating capital levels and those specifying limitations resulting from Community Reinvestment Act ratings.

We are subject to extensive federal and state banking regulation and supervision, which has increased in the past several years as a result of stresses the financial system has undergone for an extended period of years.  The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance fund and the safety and soundness of the Bank, not our shareholders. Regulatory requirements affect lending practices, product offerings, capital structure, investment practices, dividend policy and growth.   Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of us and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time reflecting a variety of factors including deterioration in asset quality. A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations.  Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed.  Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices (see "Business--Regulation Under Banking Law" and “Risk Factors- The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”) could result in regulatory sanctions and possibly third-party liabilities.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, our consolidated revenues and profitability.

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

Failure to maintain a satisfactory CRA rating may result in business restrictions.  On January 18, 2018, the Bank received its 2017 CRA Performance Evaluation that accorded the institution a “Satisfactory” rating which was an upgrade from the “Needs to Improve” rating it had been assigned since June 2015.  Subsequent to the upgraded rating, the Bank filed its Community Support Statement with the Federal Housing Finance Agency who determined the Bank was in compliance with 12 CFR part 1290 effective as of February 5, 2018.  Certain restrictions imposed on the holding company by the Federal Reserve have also been lifted as a result of the “Satisfactory” rating. The Bank continues to oversee its CRA activities in accordance with its Strategic Plan which is effective through June 30, 2018.

As a result of the previous needs to improve rating, certain business restrictions had been in place, including FDIC limits on change in control, new branches, branch relocation, main office relocation, and mergers (regular, interim or corporate reorganizations).  The Federal Reserve restrictions include limitations on holding company commencement of direct or indirect new financial activity and holding company change in control.  The Federal Housing Finance Agency has also imposed restrictions on receiving long-term advances and participating in their Affordable Housing Program and Community Investment Cash Advances Program.  There can be no assurance that we will maintain a satisfactory rating and if not maintained, the business restrictions previously in place would be reinstated.

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

On October 5, 2016, the CFPB released the Final Prepaid Rule. The original effective date of the Final Prepaid Rule was October 1, 2017, but applicability of certain requirements of the Final Prepaid Rule were delayed until October 1, 2018.  On April 20, 2017, the CFPB released a final rule delaying the general effective date of the Final Prepaid Rule until April 1, 2018.  However, on January 25, 2018 the CFPB issued additional technical amendments and extended the effective date of the Final Prepaid Rule to April 1, 2019.   The Bank is preparing itself for compliance with its requirements.  The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards.  We rely on prepaid cards as the largest single component of our deposits and the largest single component of our non-interest income.  We cannot reasonably quantify the financial impact, if any, that implementation of the Final Prepaid Rule may have on the Bank’s business, financial condition, or results of operations.

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

Acquiring other banks or businesses involves various risks including, but not limited to:

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

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties from which we acquire deposit accounts and with which we offer products and services.  Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement.  We cannot assure you that we will satisfy all related requirements.  See “Risk Factors   The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

We are currently subject to tax audits, and challenges to our tax positions or adverse changes or interpretations of tax laws could result in tax liability.

We are subject to federal and applicable state income tax laws and regulations. On June 30, 2016, we received written notice from the Internal Revenue Service that it will be conducting an audit of our tax returns for the tax years 2011, 2012, 2013 and 2014.  The audit is in process. We are also periodically subject to state escheat audits. Income tax and escheat laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. The current audits or any future audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition.

Recently enacted U.S. tax legislation made significant changes to federal tax law, including the taxation of corporations, by, among other changes, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning on our behalf. These judgments and plans may require us to take new and different tax positions that if challenged could adversely affect our effective tax rate, tax payments or financial condition.

In addition, the new tax legislation remains subject to potential amendments, technical corrections, and further regulatory guidance and interpretation, any of which could lessen or increase certain adverse impacts on us. Furthermore, as the new tax legislation goes into effect, future changes may occur at the federal or state level that could result in unfavorable adjustments to our tax liability.

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

We cannot predict whether income resulting from the reinvestment of proceeds from the loans we hold will match or exceed the income from loan dispositions.

We are seeking to sell or otherwise dispose of the loans in our discontinued commercial loan operations and expect that we will obtain a significant amount of cash from these dispositions.  Although we believe, based upon current market conditions, that we will be able to invest such proceeds profitably, reinvestment income is difficult to predict and depends upon a number of economic and market conditions beyond our control, including interest rates and the availability of suitable investments.  We cannot assure you that we will be able to generate the same level of income from the reinvested proceeds as we generated from the loan portfolio being sold, or that suitable investments will be available to us.  If not, our revenues and net income could be reduced materially.

Any future FDIC insurance premium increases will adversely affect our earnings.

Any further assessments or special assessments that the FDIC levies will be recorded as an expense during the appropriate period and will decrease our earnings.  On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act.  The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity.  It also sets a new assessment rate schedule which reflects assessment rate adjustments based upon regulatory examination classification with increased rates for brokered deposits.  The final rule became effective on April 1, 2011.  If the Bank’s rating is changed, insurance premiums will increase which will adversely affect our earnings.  At December 31, 2017, the Bank’s FDIC premium was increased to 26 basis points as a result of new guidance by the FDIC which reflected its previous reclassification of the vast majority of the Bank’s deposits as brokered.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the 2014 Consent Order Amendment, the Bank may not pay dividends without the approval of the FDIC. See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.” Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock. Even if, absent the amendment, the Bank has the capacity to pay dividends, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.  Moreover, even if the Bank receives permission to pay dividends to us, under the Supervisory Letter, we may not pay dividends to our stockholders without the consent of the Federal Reserve until the Supervisory Letter is discharged.

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

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Road, Wilmington, Delaware.  We maintain business development offices in Philadelphia, Pennsylvania, New York, New York, Chicago, Illinois, and Raleigh, North Carolina.  Leasing offices are located in Charlotte, North Carolina, Crofton, Maryland, Orlando, Florida, Kent, Washington and Raritan, New Jersey.  Prepaid card offices are located in the United States in Minneapolis, Minnesota, San Francisco, California and Sioux Falls, South Dakota.  BSA/AML offices are in Tampa, Florida.  Locations and certain additional information regarding our offices and other material properties at December 31, 2017 are listed below.  We own a property in Orlando, Florida which houses our leasing operations business, consisting of a stand-alone building of 8,850 square feet.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida	-	8,850	-
Leased Property
Charlotte, North Carolina	2021	2,345	$ 3,911
Chicago, Illinois	2020	6,864	10,701
Crofton, Maryland	2020	2,287	3,640
Kent, Washington	month-to-month	4,500	5,000
Minneapolis, Minnesota	2020	3,181	2,757
New York, New York	2025	7,815	44,936
Raritan, New Jersey	2020	2,145	3,597
Philadelphia, Pennsylvania	2025	14,839	30,812
Raleigh, North Carolina	2019	1,729	2,848
San Francisco, California	2020	2,622	17,719
Sioux Falls, South Dakota	2022	38,611	54,674
Tampa, Florida	2020	10,303	16,859
Warminster, Pennsylvania	2022	2,003	2,153
Wilmington, Delaware	2025	62,136	132,742

We believe that our offices are suitable and adequate for our operations.

Item 3. Legal Proceedings.

For a discussion of the Consent Orders issued by the FDIC to the Bank and a supervisory letter the Company received from the Federal Reserve, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Regulatory Actions” and “Risk Factors- Risks relating to Our Business, the entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”

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

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2011, 2012, 2013 and 2014.  The audit is in process.

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

Quarter Ended	Price Range
	High	Low
2017
March 31, 2017	$ 7.98	$ 4.73
June 30, 2017	$ 7.77	$ 4.86
September 30, 2017	$ 8.37	$ 7.51
December 31, 2017	$ 10.25	$ 8.33

2016
March 31, 2016	$ 6.36	$ 3.88
June 30, 2016	$ 7.05	$ 5.03
September 30, 2016	$ 6.45	$ 4.74
December 31, 2016	$ 8.20	$ 5.63

As of February 21, 2018, there were 56,149,494 shares of common stock outstanding held of record by 4,817 shareholders.

We have not paid cash dividends on our common stock since our inception, and do not plan to pay cash dividends on our common stock for the foreseeable future. Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law,” and to a supervisory letter issued by the Federal Reserve discussed in Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”  Moreover, irrespective of such restrictions, it is our intent to retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant.  We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	255,000	$9.63	-
2005 Omnibus plan	212,750	$7.81	-
Stock option and equity plan of 2011	684,875	$8.63	462,352
Stock option and equity plan of 2013	1,564,454	$6.75	269,880
Total	2,717,079	$8.30	732,232

* All plans have been authorized by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index.  The graph shows the value of $100 invested in our common stock and both indices on December 31, 2012 for a five year period and the change in the value of our common stock compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

	As of
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
The Bancorp, Inc.	100.00	163.26	99.27	58.07	71.65	90.06
NASDAQ Bank Stock Index	100.00	138.90	142.85	152.31	205.66	212.88
NASDAQ Composite Stock Index	100.00	138.32	156.85	165.84	178.28	228.63

The following graph reflects stock performance since 2012, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
The Bancorp, Inc.	100.00	163.26	99.27	58.07	71.65	90.06
KBW Bank Index	100.00	135.06	144.81	142.51	179.00	216.21

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.  We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.  Our historical financial information for the three years ended December 31, 2014 has been adjusted to reflect the discontinuance of our commercial lending operations.  As a result, our results of operations for the three years ended December 31, 2014 may not be comparable to the results of our operations reported for the prior periods.  In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held for sale during these periods.  These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2017	2016	2015	2014	2013
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 122,020	$ 102,219	$ 83,530	$ 70,720	$ 51,150
Interest expense	15,340	12,253	13,599	11,295	10,768
Net interest income	106,680	89,966	69,931	59,425	40,382
Provision for loan and lease losses	2,920	3,360	2,100	1,202	355
Net interest income after provision for loan
and lease losses	103,760	86,606	67,831	58,223	40,027
Non-interest income	91,548	42,486	133,067	85,049	82,073
Non-interest expense	154,914	198,573	194,088	135,980	101,817
Income (loss) before income tax benefit	40,394	(69,481)	6,810	7,292	20,283
Income tax provision (benefit)	23,056	(12,664)	1,450	(14,523)	6,767
Net income (loss) from continuing operations	17,338	(56,817)	5,360	21,815	13,516
Net income (loss) discontinued operations net of tax	4,335	(39,675)	8,072	35,294	(27,938)
Net income (loss) available to common shareholders	$ 21,673	$ (96,492)	$ 13,432	$ 57,109	$ (14,422)

Net income (loss) per share from continuing operations - basic	$ 0.31	$ (1.28)	$ 0.14	$ 0.58	$ 0.36
Net income (loss) per share from discontinued operations - basic	$ 0.08	$ (0.89)	$ 0.21	$ 0.94	$ (0.75)
Net income (loss) per share - basic	$ 0.39	$ (2.17)	$ 0.35	$ 1.52	$ (0.39)

Net income (loss) per share from continuing operations - diluted	$ 0.31	$ (1.28)	$ 0.14	$ 0.57	$ 0.35
Net income (loss) per share from discontinued operations - diluted	$ 0.08	$ (0.89)	$ 0.21	$ 0.92	$ (0.75)
Net income (loss) per share - diluted	$ 0.39	$ (2.17)	$ 0.35	$ 1.49	$ (0.40)

Balance Sheet Data:
Total assets	$ 4,708,147	$ 4,858,114	$ 4,765,823	$ 4,986,317	$ 4,593,588
Total loans, net of unearned costs	1,392,228	1,222,911	1,078,077	874,593	636,001
Allowance for loan and lease losses	7,096	6,332	4,400	3,638	3,881
Total cash and cash equivalents	908,935	999,059	1,155,162	1,114,235	1,235,949
Deposits	4,260,842	4,238,304	4,414,757	4,621,784	4,272,989

Shareholders' equity	324,149	298,963	320,001	319,023	247,127

Selected Ratios:
Return on average assets	nm	nm	0.29%	1.28%	nm
Return on average common equity	nm	nm	4.20%	20.17%	nm
Net interest margin	3.04%	2.74%	2.37%	2.60%	2.44%
Book value per common share	$ 5.81	$ 5.40	$ 8.47	$ 8.46	$ 6.57

Selected Capital and Asset Quality Ratios:
Equity/assets	6.88%	6.15%	6.71%	6.40%	5.38%
Tier I capital to average assets	7.90%	6.90%	7.17%	7.07%	6.09%
Tier 1 or common equity capital to total risk-weighted assets	16.73%	13.34%	14.67%	11.54%	10.55%
Total capital to total risk-weighted assets	17.09%	13.63%	14.88%	11.67%	11.87%
Allowance for loan and lease losses to total loans	0.51%	0.52%	0.41%	0.42%	0.61%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2017, we recorded net income of $17.3 million in continuing operations. Net interest income increased 18.6% to $106.7 million from $90.0 million in 2016, primarily reflecting loan growth in SBLOC, SBA and leasing balances.  From year end 2016 to year end 2017, SBLOC loans, SBA loans and leasing grew 16%, 9% and 9%, respectively.    In both 2017 and 2016, the Federal Reserve increased short term rates, which also contributed to increased net interest income.  Future rate increases should result in higher levels of net interest income in 2018, partially offset by lesser expected increases in funding costs. While our loans generally adjust more fully to Federal Reserve interest rate increases, funding costs generally increase to only a fraction of such rate increases. In 2017 compared to 2016, the primary driver of recurring fee income, prepaid fees, increased 4% to $53.4 million.  Gain on sale of loans increased $15.0 million which resulted primarily from the sale of loans into securitizations in 2017.

We are working with our regulators to satisfy BSA and other compliance requirements and believe we are progressing.  Our BSA and compliance efforts included the use of BSA consultants which resulted in significant costs: $29.1 million in 2016 and $41.4 million in 2015.  Those expenses ended in the third quarter of 2016.

 In 2017, total non-interest expense decreased $43.7 million mainly due to the conclusion of the BSA and lookback consulting expenses in 2016 and significant staff position reductions at the end of third quarter 2016.  Ongoing cost cutting efforts were also reflected in a reduction in data processing and other expense categories.  In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense. The lower 21% tax rate is currently estimated to result in a combined 27% federal and state income tax rate in 2018.

In 2014, we discontinued our Philadelphia commercial lending operations following our determination that those operations were inconsistent with our strategic focus on generating low cost deposits and deploying that funding into lower risk, more granular and national lines of business and investment securities.  We currently focus our lending activities upon four specialty lending segments: SBLOC loans, SBA loans, vehicle fleet and other equipment leasing, and the origination of loans for sale into commercial securitizations. The majority of the $39.7 million loss in discontinued operations in 2016 resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing.  The Bank has assumed legal ownership and possession of the mall and a letter of intent for its sale has been signed.  The sale is scheduled to close in 2018. At year end 2017, our net discontinued assets amounted to $304.3 million compared to $360.7 million at year end 2016. As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.

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

Regulatory Actions

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third-party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third-party relationships as provided in the Consent Order. As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.  The 2012 Consent Order was amended and restated in 2015 as noted below.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment, (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.

On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order. The Bank took this action without admitting or denying any charges of violations of law or regulation.  The 2015 Consent Order amended and restated in its entirety the terms of the 2012 Consent Order.

The 2015 Consent Order was based on FDIC allegations regarding electronic fund transfer, or EFT, error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products whom we refer to as Third Parties.  The 2015 Consent Order continues the Bank's obligations originally set forth in the 2012 Consent Order, including its obligations to increase board oversight of the Bank's compliance management system, or CMS, improve the Bank's CMS, enhance its internal audit program, increase its management and oversight of Third Parties, and correct any apparent violations of law.

In addition to restating the general terms of the 2012 Consent Order, the 2015 Consent Order directs the Bank’s Board of Directors to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.

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

In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties.  The reclassification resulted in a 10 basis point increase in our assessment rate which is reflected in the increased FDIC insurance expense in subsequent periods.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.  The Bank’s deposits do not exhibit the volatility normally associated with brokered deposits obtained through deposit brokers and are considered to be stable and low cost.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.   The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.   The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third Party Processor and the Bank is indemnified by the Third Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third Party Processor at its own expense.  The Bank is in the process of complying with the written documentation and audit requirements of the Restitution Order.   The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Results of Operations

Overview:  Net interest income continued its upward trend in 2017 and 2016 as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s interest rate increases.  Future rate increases should support higher levels of net interest income in 2018, partially offset by lesser expected increases in funding costs. While our loans generally adjust more fully to Federal Reserve interest rate increases, funding costs generally increase to only a fraction of such rate increases.  Funding costs remained at low levels in 2017, 2016 and 2015, and amounted to .40% in 2017.  The increase in net interest income resulted primarily from loan growth and higher yields in targeted specialty lending segments, primarily SBLOC, SBA and leasing.  The provision for loan and lease losses decreased $440,000 to $2.9 million in 2017 reflecting lower provisions for other consumer loans.  Non-interest income in 2017 increased by $11.5 million after adjusting 2016 for a $37.5 million change in value of investment in unconsolidated entity. Investment in unconsolidated entity is the Bank’s interest in Walnut Street, which is comprised of discontinued loans sold into a securitization as detailed in the following paragraph.  The $11.5 million increase reflected a $15.0 million increase in gain on sale of loans into securitizations.  In 2017, compared to 2016, the primary driver of recurring fee income, prepaid fees, increased $2.0 million to $53.4 million.  Non-interest expense in 2017 decreased $43.7 million, reflecting a $29.1 million decrease in BSA expense and $14.6 million of reductions in salary, data processing and other expenses. Expense reductions in 2017 were partially offset by a $2.3 million civil money penalty and a $1.1 million data processing contract exit fee in that year. The exit fee will be significantly exceeded by future savings.  Lower data processing expense reflected the impact of a renegotiated data processing contract and the phase out of an affinity program.  In 2017, income tax expense was impacted by legislation reducing the federal corporate income tax rate to 21%.  As a result, deferred tax assets were adjusted to the new rates, lowering their value and increasing tax expense.  The lower 21% tax rate is currently estimated to result in a combined 27% federal and state income tax rate in 2018.

In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its aforementioned national specialty lending lines of business.  The majority of a $40.0 million loss in 2016 in discontinued operations resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing. We have taken ownership of that mall property and its sale is expected to conclude in second quarter 2018. At year end 2017, our net discontinued assets amounted to $304.3 million compared to $360.7 million at year end 2016.  Net commercial discontinued loans totaled $209.0 million at year end 2017.  These loans consisted primarily of loans secured by commercial real estate including construction and land loans.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.  Efforts to sell these loans continue and if not sold, the loans will be retained.  We also retain the financing receivable of $74.5 million from the 2014 Walnut Street securitization.  That entity is also primarily comprised of discontinued commercial real estate loans, including construction and land loans or real estate collateral resulting from the default of such loans.

At December 31, 2017, our continuing specialty lending lines had grown over the year between 9% to 16% and total loans amounted to $1.39 billion, an increase of $169.3 million over the $1.22 billion balance at December 31, 2016.  Our investment securities available for sale increased $45.9 million to $1.29 billion from $1.25 billion between those respective dates.  The increase in our investment securities balances reflected the timing of investment security purchases based upon market conditions.

Net Income: 2017 compared to 2016.  Net income from continuing operations was $17.3 million in 2017 as compared to a net loss of $56.8 million in 2016.  In 2017, net interest income grew by $16.7 million and non-interest income increased $11.5 million after adjusting 2016 for a $37.5 million change in value of investment in unconsolidated entity, noted previously.  The $16.7 million, or 18.6%, increase in 2017 net interest income over 2016 resulted primarily from loan growth and higher yields in targeted specialty lending segments, primarily SBLOC, SBA and leasing.  The $11.5 million increase in non-interest income reflected a $15.0 million increase in gain on sale of loans into securitizations and a $2.0 million, or 4%, increase in prepaid fees to approximately $53.4 million. In 2017, a $2.5 million gain on the sale of our health savings accounts was offset by a loss of $3.4 million on the sale of our European prepaid operations.  The largest decrease in other non-interest expense in 2017 was the conclusion of the BSA and lookback consulting expenses in the third quarter of 2016.  These expenses amounted to $29.1 million in 2016.  Salaries decreased $6.1 million primarily due to company-wide staff reductions made at the end of the third quarter of 2016, which reversed an increasing trend.  Data processing expense decreased in 2017 by $4.5 million primarily due to contract renegotiations.  Legal expense increased $1.4 million reflecting increased SEC subpoena expense related to the restatement of the financial statements.  We expect SEC subpoena expense to continue to be significant through the completion of the SEC’s inquiries.  Software expense increased $1.4 million which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements.  A decrease in other non-interest expense of $3.9 million resulted primarily from a $2.2 million decrease in travel and entertainment expense. In 2017, income tax expense was impacted by legislation reducing corporate income tax rates. As a result, deferred tax assets were adjusted to the new rates, lowering their value and increasing tax expense.  The lower 21% federal tax rate is currently estimated to result in a combined 27% federal and state income tax rate in 2018.  Reflecting these changes, net income from continuing operations amounted to $17.3 million in 2017 compared to net loss of $56.8 million in 2016, or continuing operations earnings per diluted share of $0.31 compared to continuing operations loss per share of $1.28 in 2016.  Net income from discontinued operations was $4.3 million for 2017 compared to net loss from discontinued operations of $39.7 million for 2016.  Including discontinued operations, diluted income per share was $0.39 for 2017 compared to loss per share of $2.17 for 2016 on net income of $21.7 million and net loss of $96.5 million, respectively.

Net Income: 2016 compared to 2015.  Net loss from continuing operations was $56.8 million in 2016 reflecting a tax benefit rate of 18.2% instead of the statutory 34% as a result of additional valuation allowances against deferred tax assets.  Our 2016 net loss compared to net income from continuing operations of $5.4 million in 2015.  While in 2016, net interest income grew by $20.0 million, and BSA lookback expense decreased by $12.4 million, 2016 BSA lookback expense still amounted to $29.1 million.  Additionally, in 2016, there was a $16.8 million increase in other non-interest expenses and $37.5 million of charges from the change in value of our investment in the unconsolidated entity, Walnut Street.  The remaining BSA lookback expense, increases in other non-interest expense and the Walnut Street charge resulted in the 2016 loss.  The $37.5 million of charges to the retained interest in Walnut Street reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  As a result of deferred tax assets relating primarily to Walnut Street and discontinued loan charges, at December 31, 2016 approximately $25.0 million of valuation allowances against income taxes had been established.  The BSA lookback expense concluded in third quarter 2016.  Additionally, at the end of the third quarter of 2016, significant bank-wide and department-wide reductions were made in staffing and in the fourth quarter, non-interest expense was reduced compared to third quarter 2016.  The $20.0 million, or 28.6%, increase in 2016 net interest income over 2015 resulted primarily from loan growth in targeted specialty lending segments, primarily SBLOC, SBA, leasing, and loans generated for sale in secondary capital markets for commercial loan securitizations.  Prepaid fee income grew 8.1% to approximately $51.3 million. The largest increase in other non-interest expense in 2016 was in salary which increased $13.6 million.  Staff additions and related increases in costs were made to our BSA and regulatory compliance functions and to our information technology, institutional banking and SBA departments.  At the end of the third quarter of 2016, company-wide staff reductions were made and salary expense in the fourth quarter of 2016 decreased, which reversed an increasing trend. Legal expense increased $2.9 million reflecting increased SEC subpoena expense related to the restatement of the financial statements.  We expect SEC subpoena expense to continue to be significant through the completion of the SEC’s inquiries.  Software expense increased $3.9 million, which reflected additional information technology infrastructure to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements. A decrease in other non-interest expense of $3.7 million resulted primarily from a $3 million civil money penalty recognized in 2015.  Reflecting these changes, net loss from continuing operations amounted to $56.8 million in 2016 compared to net income of $5.4 million in 2015, or a continuing operations loss per share of $1.28 compared to continuing operations income per diluted share of $.14 in 2015.  Net loss from discontinued operations was $39.7 million for 2016 compared to net income from discontinued operations of $8.1 million for 2015.  Including discontinued operations, loss per share was $2.17 for 2016 compared to diluted income per share of $.35 for 2015 on net loss of $96.5 million and net income of $13.4 million, respectively.

Net Interest Income: 2017 compared to 2016.  Our net interest income for 2017 increased to $106.7 million, an increase of $16.7 million, or 18.6%, from $90.0 million for 2016, reflecting a $19.8 million, or 19.4%, increase in interest income to $122.0 million from $102.2 million for 2016.  The increase in net interest income resulted primarily from higher loan balances and yields in SBLOC, SBA and leasing.  Loans generated for sale in secondary markets until those loans are sold or securitized, also contributed significant interest income.  Additionally, in 2017, the Federal Reserve increased short term rates by 75 basis points in total while in December 2016 it had increased those rates by 25 basis points.  Those increases resulted in higher yields on those loans which immediately adjust to changes in market interest rates, which comprise the majority of our loans.  The 2017 increases and any future rate increases we expect should further increase net interest income.  Our average loans and leases increased 11.0% to $1.78 billion in 2017 from $1.61 billion for 2016, while related interest income increased $11.5 million on a tax equivalent basis.  Our average investment securities were $1.30 billion for 2017 compared to $1.36 billion for 2016, while related interest income increased $4.2 million on a tax equivalent basis. The increase was largely due to floating rate securities which adjusted to the Federal Reserve’s interest rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2017 increased 30 basis points to 3.04% from 2.74% for 2016. The increase reflected higher yields on loans and floating rate securities resulting from the aforementioned Federal Reserve increases.  For 2017, the average yield on our interest earning assets increased to 3.37% from 2.98% for 2016, an increase of 39 basis points.  The cost of total deposits for 2017 increased to 0.38% from 0.30% for 2016.  The cost of total deposits and interest bearing liabilities also increased to 0.40% for 2017 from 0.31% for 2016. These increases reflected the lesser impact of the Federal Reserve increases on deposits.  In 2017, average demand and interest checking deposits amounted to $3.37 billion, compared to $3.35 billion in 2016, an increase of 0.7%.  Average savings and money market balances comprise a minimal portion of the Bank’s funding and averaged $439.6 million in 2017 with an average 0.51% rate.

Net Interest Income: 2016 compared to 2015.  Our net interest income for 2016 increased to $90.0 million, an increase of $20.0 million, or 28.6%, from $69.9 million for 2015, reflecting an $18.7 million, or 22.4%, increase in interest income to $102.2 million from $83.5 million for 2015.  The increase in net interest income resulted primarily from higher loan balances in various lending categories including SBLOC, SBA leasing and loans generated for sale or securitization in secondary markets. Additionally, in both December 2016 and 2015, the Federal Reserve increased short term interest rates by 25 basis points.  Those increases resulted in higher yields on those loans and securities which immediately adjust to changes in market interest rates.  The 2016 increase and any future rate increases we expect should further increase net interest income.  Our average loans and leases increased 26.6% to $1.61 billion in 2016 from $1.27 billion for 2015, while related interest income increased $17.7 million on a tax equivalent basis.  Our average investment securities decreased 5.9% to $1.36 billion for 2016 from $1.44 billion for 2015, while related interest income decreased $4.2 million on a tax equivalent basis.  We decreased our nontaxable investment securities portfolio because our deferred tax assets were available to eliminate federal income taxes in future periods, precluding the need for tax exempt income in the short term.  Interest expense decreased by $1.3 million in 2016 compared to 2015, reflecting lower average deposit balances, as yields were comparable in both periods.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2016 increased 37 basis points to 2.74% from 2.37% for 2015. The increase reflected lower balances maintained at the Federal Reserve.  Deposits invested at the Federal Reserve bore interest at only 50 basis points beginning in fourth quarter 2015 and 25 basis points previously.  The increase also reflected an increased yield on loans and securities which repriced immediately to the 25 basis point rate increase by the Federal Reserve in December 2015.  For 2016, the average yield on our interest earning assets increased to 2.98% from 2.44% for 2015, an increase of 54 basis points.  The cost of total deposits remained flat at 0.30% for 2016 and 2015.  The cost of total deposits and interest bearing liabilities also remained flat at 0.31% for 2016 and 2015.  In 2016, average demand and interest checking deposits amounted to $3.35 billion, compared to $3.98 billion in 2015, a decrease of 15.8%.  The decrease primarily reflected our exit from less profitable deposit relationships, including the sale of health savings accounts.  Average savings and money market balances comprise a minimal portion of the Bank’s liabilities and, while they grew in 2016, their yield decreased, consistent with the strategy to exit less profitable deposit relationships.  As a result of that strategy, in 2016, average total deposits decreased 12.4% to $3.82 billion, compared to $4.36 billion in 2015.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2017			2016
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,763,392	$ 78,033	4.43%	$ 1,587,306	$ 66,436	4.19%
Leases - bank qualified*	20,750	1,613	7.77%	20,718	1,748	8.44%
Investment securities-taxable	1,284,941	36,121	2.81%	1,303,445	31,219	2.40%
Investment securities-nontaxable*	14,094	470	3.33%	54,271	1,139	2.10%
Interest earning deposits at Federal Reserve	495,568	5,202	1.05%	466,728	2,237	0.48%
Federal funds sold and securities purchased under agreements to resell	61,309	1,310	2.14%	30,448	450	1.48%
Net interest earning assets	3,640,054	122,749	3.37%	3,462,916	103,229	2.98%

Allowance for loan and lease losses	(6,865)			(4,741)
Assets held for sale from discontinued operations	310,058	12,655	4.08%	490,115	18,275	3.73%
Other assets	221,096			266,777
	$ 4,164,343			$ 4,215,067

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,371,969	$ 12,155	0.36%	$ 3,347,191	$ 9,399	0.28%
Savings and money market	439,625	2,263	0.51%	394,434	1,526	0.39%
Time	-	-	-	77,576	447	0.58%
Total deposits	3,811,594	14,418	0.38%	3,819,201	11,372	0.30%

Short-term borrowings	24,224	336	1.39%	57,517	359	0.62%
Securities sold under agreements to repurchase	239	-	0.00%	685	2	0.29%
Subordinated debt	13,401	586	4.37%	13,401	520	3.88%
Total deposits and interest bearing liabilities	3,849,458	15,340	0.40%	3,890,804	12,253	0.31%

Other liabilities	3,329			14,916
Total liabilities	3,852,787			3,905,720

Shareholders' equity	311,556			309,347
	$ 4,164,343			$ 4,215,067

Net interest income on tax equivalent basis *		$ 120,064			$ 109,251

Tax equivalent adjustment		729			1,010

Net interest income		$ 119,335			$ 108,241

Net interest margin *			3.04%			2.74%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

	Year ended December 31,
	2015
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,245,189	$ 48,733	3.91%
Leases - bank qualified*	25,126	1,734	6.90%
Investment securities-taxable	989,705	19,918	2.01%
Investment securities-nontaxable*	452,526	16,646	3.68%
Interest earning deposits at Federal Reserve	935,093	2,354	0.25%
Federal funds sold and securities purchased under agreements to resell	40,402	578	1.43%
Net interest earning assets	3,688,041	89,963	2.44%

Allowance for loan and lease losses	(4,111)
Assets held for sale from discontinued operations	715,116	28,925	4.04%
Other assets	311,501
	$ 4,710,547

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,975,475	$ 10,982	0.28%
Savings and money market	337,168	1,867	0.55%
Time	44,789	275	0.61%
Total deposits	4,357,432	13,124	0.30%

Short-term borrowings	4,575	12	0.26%
Securities sold under agreements to repurchase	5,224	15	0.29%
Subordinated debentures	13,401	448	3.34%
Total deposits and interest bearing liabilities	4,380,632	13,599	0.31%

Other liabilities	10,403
Total liabilities	4,391,035

Shareholders' equity	319,512

	$ 4,710,547

Net interest income on tax equivalent basis *		$ 105,289

Tax equivalent adjustment		6,433

Net interest income		$ 98,856

Net interest margin *			2.37%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2017, average interest earning assets increased to $3.64 billion, an increase of $177.1 million, or 5.1%, from 2016.  The increase reflected a $176.1 million, or 11.0%, increase in average loans and leases.  The increase resulted primarily from higher SBLOC, SBA and leasing balances.  Average balances of investment securities decreased $58.7 million, or 4.3%, as investment security maturities were reinvested into higher yielding loans.  Average demand and interest checking deposits were comparable, increasing only $24.8 million, or 0.7%.

Volume and Rate Analysis.  The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2015 through 2017 on a tax equivalent basis.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2017 versus 2016			2016 versus 2015
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 7,648	$ 3,949	$ 11,597	$ 14,132	$ 3,571	$ 17,703
Bank qualified tax free leases net of
unearned discount	3	(138)	(135)	(52)	66	14
Investment securities-taxable	(436)	5,338	4,902	7,064	4,237	11,301
Investment securities-nontaxable	(3,272)	2,603	(669)	(10,422)	(5,085)	(15,507)
Interest earning deposits	146	2,819	2,965	145	(262)	(117)
Federal funds sold	597	263	860	(148)	20	(128)
Assets held for sale from discontinued operations	(7,569)	1,949	(5,620)	(8,531)	(2,119)	(10,650)
Total interest earning assets	(2,883)	16,783	13,900	2,188	428	2,616
Interest expense:
Demand and interest checking	$ 70	$ 2,686	$ 2,756	$ (1,736)	$ 153	$ (1,583)
Savings and money market	190	547	737	441	(782)	(341)
Time	(223)	(224)	(447)	188	(16)	172
Total deposit interest expense	37	3,009	3,046	(1,107)	(645)	(1,752)
Short-term borrowings	21	(44)	(23)	310	37	347
Subordinated debt	-	66	66	-	72	72
Other borrowed funds	(1)	(1)	(2)	(13)	-	(13)
Total interest expense	57	3,030	3,087	(810)	(536)	(1,346)
Net interest income:	$ (2,940)	$ 13,753	$ 10,813	$ 2,998	$ 964	$ 3,962
Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $2.9 million for 2017, $3.4 million for 2016 and $2.1 million for 2015.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs which totaled $2.2 million, $1.5 million and $1.4 million in 2017, 2016 and 2015, respectively, and growth in loan portfolios.  The decrease in the 2017 provision over 2016 reflected a lower provision for other consumer loan balances, which continued to decline.  The increase in the 2016 provision over 2015 reflected higher SBA loan and leasing provisions which reflected higher levels of classified loans and growth in those portfolios.  At December 31, 2017, our allowance for loan and lease losses amounted to $7.1 million, or 0.51%, of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “—Financial Condition—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2017 compared to 2016.  Non-interest income was $91.5 million for 2017, compared to $42.5 million for 2016.  The $49.1 million increase reflected the $37.5 million reduction of charges for the change in value of investment in unconsolidated entity (Walnut Street) in 2016.  The charges reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  After adjustment for that charge in 2016, the $11.5 million increase in non-interest income primarily reflected a $15.0 million increase in loan sales into securitizations, reflecting higher margins.  Prepaid card fees increased $2.0 million, or 4.0%, from $51.3 million to $53.4 million in 2017 resulted from new clients and organic growth from existing clients.  In 2017, service fees on deposit accounts increased $1.7 million, or 32.5%, to $6.8 million, primarily due to increases in service charges on retirement accounts.  Card payment and ACH processing fees increased $792,000, or 14.3%, to $6.3 million reflecting increases in ACH payment volume.  Non-interest income also reflected a $3.4 million loss on the sale of European card operations which was partially offset by a $2.5 million gain on sale of the remaining health savings portfolio.  These sales resulted as we focused on our more profitable and, with respect to European operations, less risky lines of business.

Non-Interest Income: 2016 compared to 2015.  Non-interest income was $42.5 million for 2016, compared to $133.1 million for 2015.  The $90.6 million decrease reflected a $33.5 million gain on sale of the majority of our health savings business and $14.4 million of securities gains in 2015.  The health savings sale resulted from a strategy to decrease non-strategic and less profitable deposits and the securities gains resulted from the sale of substantially the entire tax-exempt municipal bond portfolio in the fourth quarter of 2015.  The sales were made to accelerate the Bank’s utilization of deferred tax assets and a portion of the proceeds were invested in taxable securities with slightly higher yields.  The 2016 reduction also included $37.5 million of charges for the change in value of investment in unconsolidated entity which consists of Walnut Street.  The charges reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  Prepaid card fees increased $3.8 million, or 8.1%, from $47.5 million to $51.3 million in 2016 as a result of the addition of new clients and organic growth from existing clients.  Commercial loan sales income decreased $7.2 million to $2.9 million reflecting a lower volume of loan sales and lower margins reflecting increased competition.  In 2016, service fees on deposit accounts decreased $2.3 million, or 31.3%, to $5.1 million, reflecting the impact of the sale of the majority of our healthcare accounts, which was partially offset by increases in service charges on retirement accounts.  The sale of health savings accounts also was reflected in the elimination of the debit card income in 2016, which had totaled $1.6 million in 2015.  Health savings account holders utilized debit cards to access their accounts, which resulted in fee income.

Non-Interest Expense: 2017 compared to 2016.  Total non-interest expense in 2017 was $154.9 million, a decrease of $43.7 million, or 22.0%, over the $198.6 million in 2016.  In 2017, there was a decrease of $29.1 million in BSA lookback consulting expenses, which ended in the third quarter of 2016.  Lookback expenses were being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  Salary expense decreased $6.1 million to $75.8 million in 2017, a decrease of 7.5% over the $82.0 million in 2016. The decrease reflected bank-wide and department-wide reductions in staffing at the end of third quarter 2016.  Depreciation and amortization decreased $530,000 to $4.5 million, or 10.6%, from $5.0 million in 2016, which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $640,000 to $5.7 million, or 10.1%, from $6.3 million in 2016, which reflected a reduction in leased space and more efficient use of office space.  Data processing expense decreased $4.5 million, or 30.9%, to $10.2 million from $14.7 million in 2016.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Also in 2017, we paid a $1.1 million one time fee to exit a data processing contract which will result in future savings.  Printing and supplies expense decreased $1.6 million, or 54.3%, to $1.4 million from $3.0 million in 2016. The decrease reflected elevated expense in 2016 due to service charge mailings and other communications in that year as well as cost reduction efforts.  Audit expense increased $577,000, or 52.2%, to $1.7 million from $1.1 million in 2016 which reflected increased regulatory compliance audit fees.  Legal expense increased $1.4 million, or 20.8%, to $8.1 million from $6.7 million in 2016.  The increase in legal expense reflected higher fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see  “—Regulatory Actions”).  Amortization of intangible assets increased $125,000, or 8.9%, to $1.5 million in 2017 from $1.4 million in 2016.  The increase resulted from the amortization of customer intangibles resulting from the purchase of approximately $60 million of lease receivables in 2016.  FDIC insurance remained relatively flat at $10.1 million for 2017 and 2016.  Software expense increased $1.4 million, or 12.9%, to $12.6 million from $11.2 million in 2016.  The increase reflected additional information technology infrastructure to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements.  Insurance expense remained relatively flat at $2.3 million in 2017 and 2016.  Telecom and information technology network communications expense decreased $189,000, or 9.5%, to $1.8 million from $2.0 million in 2016, reflecting the closure of certain locations.  Securitization and servicing expense decreased $874,000, or 83.7%, to $170,000 from $1.0 million in 2016.  Expense in 2016 reflected expenditures related to a potential securitization for loans which were instead sold directly to a single buyer.  Consulting expense decreased $3.2 million, or 58.8%, to $2.2 million from $5.4 million in 2016.  The decreased expense reflected reduced regulatory related and investor relations consulting.  Other non-interest expense decreased $3.9 million, or 22.4%, to $13.5 million from $17.4 million in 2016.  The decrease resulted primarily from decreases of $2.2 million for travel and entertainment, $1.0 million for customer identification expense and $745,000 for postage. The decrease in travel and entertainment expense reflected the impact of staff reductions and cost cutting efforts.  The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business.  The decrease in postage expense reflected the impact of the sale of the health savings business and elevated 2016 expense resulting from service charge and other communications mailings in that year.

Non-Interest Expense: 2016 compared to 2015.  Total non-interest expense in 2016 was $198.6 million, an increase of $4.5 million, or 2.3%, over the $194.1 million in 2015.  In 2016, there was a decrease of $12.4 million in BSA lookback consulting expenses, which ended in the third quarter of 2016.  Lookback expenses were being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  That decrease was offset by a $13.6 million increase in salary expense which amounted to $82.0 million in 2016, an increase of 19.8% over the $68.4 million in 2015.  Staff additions and related increases in costs were made to our BSA and regulatory compliance functions and to our information technology, institutional banking and SBA departments. At the end of the third quarter of 2016, significant bank-wide and department-wide reductions were made in staffing and, in the fourth quarter, non-interest expense was reduced compared to third quarter 2016.  Depreciation and amortization increased $235,000 to $5.0 million, or 5.0%, from $4.7 million in 2015, which reflected additional leasehold improvements and equipment for staff additions and information technology upgrades.  Rent and occupancy increased $661,000 to $6.3 million, or 11.7%, from $5.7 million in 2015, which reflected a new sales office in San Francisco, leasing sales offices in Washington state and New Jersey and an SBA office in North Carolina.  Data processing expense increased $339,000, or 2.4%, to $14.7 million from $14.4 million in 2015, reflecting increased transaction volume.  Printing and supplies expense increased $315,000, or 11.9%, to $3.0 million from $2.7 million in 2015 reflecting mailings related to service charge increases and other periodic communications with customers. Audit expense decreased $898,000, or 44.8%, to $1.1 million from $2.0 million in 2015.  The lower expense in 2016 reflected lower compliance audit expense and the transfer of certain audit functions in-house.  Legal expense increased $2.9 million, or 74.6%, to $6.7 million from $3.8 million in 2015.  The increase in legal expense reflected higher fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see ”—Regulatory Actions”).  Amortization of intangible assets increased $217,000, or 18.3%, to $1.4 million in 2016 from $1.2 million in 2015.  The increase resulted from the amortization of customer intangibles resulting from the purchase of lease receivables.  FDIC insurance decreased $1.2 million, or 10.8%, to $10.1 million from $11.3 million for 2015.  The decrease resulted primarily from decreased average deposits.  In 2015, we also had an additional assessment of approximately $293,000 due to the prior period financial restatements.  Software expense increased $3.9 million, or 54.6%, to $11.2 million from $7.2 million in 2015.  The increase reflected additional information technology infrastructure to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements.  Insurance expense increased $372,000, or 19.3%, to $2.3 million from $1.9 million in 2015.  The increase reflected higher limits and premiums for cyber and director and officer coverages.  Telecom and information technology network communications expense were comparable in both years at $2.0 million.  Securitization and servicing expense decreased $904,000, or 46.4%, to $1.0 million from $1.9 million in 2015 reflecting a lower volume of sales.  Consulting expense increased $1.1 million, or 24.7%, to $5.4 million from $4.3 million in 2015. The increased expense reflected consulting related to reducing European prepaid operations expense, a more scalable SBLOC loan processing system, consulting for information related to internal reporting and investor relations consulting.  Other non-interest expense decreased $3.7 million or, 17.4%, to $17.4 million from $21.1 million in 2015.  The decrease reflected a $3 million civil money penalty assessed in 2015 in connection with the amendment to the 2014 Consent Order, a $1.0 million decrease in other operating taxes and a $372,000 decrease in meals and entertainment.  European prepaid operations were sold in April 2017.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $23.1 million for 2017 versus benefit of $12.7 million for 2016 and expense of $1.5 million for 2015.  The tax expense rate of 57.1% in 2017 significantly exceeded statutory federal and state rates, as a result of the net impact of the reduction in federal corporate tax rate from 34% to 21%. The reduction required an adjustment through tax expense for the difference between the prior and new tax rate, which will be effective in 2018, applied to total net deferred tax assets.  We currently estimate a combined federal and state statutory tax rate of 27% for 2018.  The tax benefit rate of 18.2% in 2016 was lower than the 34% statutory rate as a result of additional allowances against deferred tax assets recognized in that year.  The effective tax rate for 2015 was 21.3% which reflected the impact of tax exempt municipal securities income.  As a result of deferred tax assets relating to Walnut Street, at December 31, 2017 there were approximately $10.0 million of related valuation allowances.  Future reversals of these allowances are dependent on the excess of future recoveries on loans over any additional charges related to Walnut Street.  The amount of those reversals and corresponding decreases to income tax expense in any period will also depend on the level of taxable income and projected period of utilization of the deferred tax assets.  Based upon available information, we do not believe that these allowances will reverse in the future.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in our interest bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  While there was only a modest increase in deposits of $22.5 million in 2017, our deposit levels in 2017 exceeded our ability to deploy the funds in our loan portfolios.  Excess funds were invested in available for sale securities which increased to $1.29 billion at December 31, 2017 from $1.25 billion at December 31, 2016.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2017, resulting in net loan growth of approximately $172.9 million.

While we do not have a traditional branch system, we believe that our core deposits, which include our demand, interest checking, savings and money market accounts, have similar characteristics to those of a bank with a branch system.  The majority of our deposit accounts are obtained with the assistance of third parties and as a result are classified as brokered by the FDIC.  The FDIC guidance for classification of deposit accounts as brokered is relatively broad, and generally includes accounts which were referred to or “placed” with the institution by other companies. If the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could effectively restrict or eliminate the ability of the Bank to operate its business lines as presently conducted.

We focus on customer service which we believe has resulted in a history of customer loyalty. Stability, low cost and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  As a result of the stability and low cost of our transaction account deposits, we have not, unlike peers, required the use of more costly and volatile certificates of deposit.  However, certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2017.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of December 31, 2017, we had a $294.4 million line of credit with the FHLB and a $327.6 million line with the Federal Reserve.  These lines may be collateralized by specified types of loans or securities.  As of December 31, 2017, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources on a daily basis.

As a result of the discontinuance of our commercial loan operations, we have received and expect to continue to receive during 2018, cash proceeds from the sale or repayment of discontinued loans.  We currently anticipate that these proceeds will be deployed into loans in our continuing operations.  Approximately $304.3 million of discontinued assets remained on our balance sheet as of December 31, 2017, consisting primarily of loans secured by commercial real estate.  If not sold, these loans will be retained until repaid.  We also retain the financing receivable from the 2014 Walnut Street securitization for a portion of the discontinued commercial loans. At December 31, 2017, the balance of that receivable was $74.5 million.

Included in our cash and cash-equivalents at December 31, 2017, were $841.5 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.  These amounts may vary on a daily basis.  Accordingly, the majority of our available liquidity is comprised of the aforementioned available for sale securities and lines of credit with the FHLB and Federal Reserve.

In 2017, $569.7 million of securities sales and repayments were comparable to purchases of $579.9 million.  In 2016, $362.0 million of sales and repayments of investment securities were exceeded by purchases of $549.5 million which reflected purchases to replace sales of tax exempt securities in the fourth quarter of 2016.  In 2015, sales and repayments of securities exceeded purchases, with related funding used for loan funding.  At December 31, 2017, we had outstanding commitments to fund loans, including unused lines of credit, of $1.45 billion, the vast majority of which are SBLOC lines.  We attempt to increase line usage; however, usage has been historically consistent.  Additionally, net loan growth was $172.9 million in 2017, $146.4 million in 2016 and $205.0 million in 2015.

As a holding company conducting substantially all of our business through our bank subsidiary, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of December 31, 2017, we had approximate cash reserves of $15.3 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $150,000 based on a floating rate of 3.25% over the three-month London Interbank Offered Rate, or LIBOR.  As a result of a Supervisory Letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank to us, which, apart from the $15.3 million of cash on hand, is our principal source of liquidity.  See Item 1, “Business—Regulation under Banking Law,” and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  The Federal Reserve approved the payment of the interest due March 15, 2018 on our trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

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

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”.  The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2017, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2017
The Bancorp, Inc.	7.90%	16.73%	17.09%	16.73%
The Bancorp Bank	7.61%	16.23%	16.59%	16.23%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2016
The Bancorp, Inc.	6.90%	13.34%	13.63%	13.34%
The Bancorp Bank	6.84%	13.24%	13.53%	13.24%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk.  Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest earning assets, other than those with short-term maturities.  We do not own any trading assets.  We use hedging transactions only for fixed rate commercial loans originated for sale into secondary securities markets.  During 2017, we discontinued making fixed rate loans requiring hedging transactions.

We have adopted policies designed to stabilize net interest income and preserve capital over a broad range of interest rate movements.  To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to optimize margins and to respond to market conditions.  The primary goal of our policies is to optimize margins and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions.  Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest earning assets and interest bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.  Gap analysis requires estimates as to when individual categories of interest sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount.  Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income, all else equal.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at December 31, 2017.  Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may, in fact, reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 296,929	$ 20,999	$ 50,310	$ 16,279	$ 118,799
Loans net of deferred loan costs	921,809	59,210	215,976	186,558	8,675
Investment securities	367,911	160,287	177,540	241,188	433,938
Interest earning deposits	841,471	-	-	-	-
Securities purchased under agreements to resell	64,312	-	-	-	-
Total interest earning assets	2,492,432	240,496	443,826	444,025	561,412

Interest bearing liabilities:
Demand and interest checking	2,470,279	66,121	66,121	-	-
Savings and money market	113,469	226,939	113,469	-	-

Securities sold under agreements to repurchase	217	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,597,366	293,060	179,590	-	-
Gap	$ (104,934)	$ (52,564)	$ 264,236	$ 444,025	$ 561,412
Cumulative gap	$ (104,934)	$ (157,498)	$ 106,738	$ 550,763	$ 1,112,175
Gap to assets ratio	-2%	-1%	6%	9%	12%
Cumulative gap to assets ratio	-2%	-3%	2%	12%	24%

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

Because of the limitations in the gap analysis discussed above, we believe that interest sensitivity modeling may more accurately reflect the effects of our exposure to changes in interest rates, notwithstanding its own limitations.  Net interest income simulation considers the relative sensitivities of the consolidated balance sheet including the effects of interest rate caps on adjustable rate mortgages and the relatively stable aspects of core deposits.  As such, net interest income simulation is designed to address the probability of interest rate changes and the behavioral response of the consolidated balance sheet to those changes.  Market Value of Portfolio Equity, or MVPE, represents the modeled fair value of the net present value of assets, liabilities and off-balance sheet items.

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively. As illustrated in the following table, we complied with our asset/liability policy at December 31, 2017.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2017		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 635,190	2.47%	$ 166,037	12.33%
+100 basis points	627,578	1.24%	157,097	6.28%
Flat rate	619,884	0.00%	147,811	0.00%
-100 basis points	597,171	-3.66%	140,594	-4.88%
-200 basis points	523,120	-15.61%	123,924	-16.16%

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

Financial Condition

General.  Our total assets at December 31, 2017 were $4.71 billion, of which our total loans and loans held for sale from continuing operations were $1.90 billion and our assets held for sale (from discontinued operations) were $304.3 million, $270.0 million of which were loans.  At December 31, 2016, our total assets were $4.86 billion, of which our total loans and loans held for sale from continuing operations were $1.89 billion and our assets held for sale (from discontinued operations) were $360.7 million, $340.4 million of which were loans.  Investment securities available for sale increased to $1.29 billion at December 31, 2017 from $1.25 billion at December 31, 2016.  The decrease in total assets at December 31, 2017 reflected a decrease in commercial loans held for sale. Variations in this balance result from the timing of securitizations and originations. The decrease was more than offset by planned exits of less profitable deposit relationships in 2017.

Interest earning deposits and federal funds sold.  At December 31, 2017, we had a total of $841.5 million of interest earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements.  Total investment securities increased to $1.38 billion on December 31, 2017, an increase of $38.8 million, or 2.9%, from a year earlier.  The increase in investment securities was primarily a result of purchases of government agency securities in anticipation of security paydowns expected in the first half of 2018.

Other securities included in the held-to-maturity classification at December 31, 2017 consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

A total of $11.0 million of other debt securities - single issuers is comprised of the amortized cost of two single-issuer trust preferred securities of $11.0 million, of which one security for $1.9 million was issued by a bank and one security for $9.1 million was issued by an insurance company.

A total of $75.3 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of December 31, 2017 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,915	$ 2,020	$ 105	Not rated
Security B	9,116	6,600	(2,516)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis, less the impairment recognized in net realized losses on the consolidated income statement, becomes the security’s new cost basis. We recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio for 2017, 2016 and 2015.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2017 and 2016, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2017		December 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 50,107	$ 49,902	$ -	$ -
Asset-backed securities	269,164	270,085	-	-
Tax-exempt obligations of states and political subdivisions	9,893	9,988	-	-
Taxable obligations of states and political subdivisions	64,739	65,861	-	-
Residential mortgage-backed securities	452,723	448,852	-	-
Collateralized mortgage obligation securities	248,663	246,493	-	-
Commercial mortgage-backed securities	204,469	203,303	-	-
Corporate debt securities	-	-	86,380	85,345
	$ 1,299,758	$ 1,294,484	$ 86,380	$ 85,345

	Available-for-sale		Held-to-maturity
	December 31, 2016		December 31, 2016
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 27,771	$ 27,702	$ -	$ -
Asset-backed securities	355,622	355,396	-	-
Tax-exempt obligations of states and political subdivisions	15,492	15,484	-	-
Taxable obligations of states and political subdivisions	78,143	79,049	-	-
Residential mortgage-backed securities	347,120	342,569	-	-
Collateralized mortgage obligation securities	160,649	159,823	-	-
Commercial mortgage-backed securities	117,844	117,086	-	-
Foreign debt securities	56,603	56,497	-	-
Corporate debt securities	95,005	95,008	93,467	91,799
	$ 1,254,249	$ 1,248,614	$ 93,467	$ 91,799

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 at December 31, 2017 and $1.6 million at December 31, 2016.

At December 31, 2017 and 2016, investment securities with a fair value of approximately $310.9 million and $607.2 million, respectively, were pledged to secure a line of credit with the FHLB.   At December 31, 2017 and 2016, investment securities with a fair value of approximately $225.6 million and $0 million, respectively, were pledged to secure a line of credit with the Federal Reserve.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2017 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ -	-	$ 451	3.47%	$ 24,067	2.29%	$ 25,384	2.39%	$ 49,902
Asset-backed securities *	-	-	6,912	2.66%	55,907	2.54%	207,266	2.86%	270,085
Tax-exempt obligations of states and political subdivisions **	1,488	0.98%	3,734	2.06%	3,722	2.81%	1,044	4.50%	9,988
Taxable obligations of states and political subdivisions	758	1.50%	5,168	2.69%	52,285	3.41%	7,650	5.92%	65,861
Residential mortgage-backed securities	-	-	4,756	2.39%	98,090	2.41%	346,006	2.23%	448,852
Collateralized mortgage obligation securities	-	-	-	-	6,522	2.21%	239,971	2.51%	246,493
Commercial mortgage-backed securities	-	-	-	-	78,038	2.64%	125,265	4.72%	203,303
Total	$ 2,246		$ 21,021		$ 318,631		$ 952,586		$ 1,294,484
Weighted average yield		1.16%		2.52%		2.64%		2.80%

* The average yield of asset backed securities is as follows: collateralized loan obligation securities 3.01%, federally insured student loan securities 2.37% and other asset-backed securities 2.98%.

** If adjusted to their taxable equivalents, yields would approximate 1.24%, 2.61%, 3.56% and 5.70% for zero to one year, one to five years, five to ten years and over ten years, respectively, at a Federal tax rate of 21%.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Other debt securities	$ -	-	$ -	-	$ -	-	$ 86,380	4.53%	$ 86,380
Total	$ -		$ -		$ -		$ 86,380		$ 86,380
Weighted average yield				-				4.53%

Loan Portfolio. We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function.  SBLOC and other consumer loans, SBA, Leases and CMBS each have their own loan committee.  The Chief Executive Officer and Chief Credit Officer serve on all loan committees.  Each committee also includes lenders from that particular type of specialty lending.  The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy.  Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools.  If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013

SBA non-real estate	$ 71,263	$ 74,644	$ 68,887	$ 62,425	$ 45,875
SBA commercial mortgage	142,086	126,159	114,029	82,317	69,730

SBA construction	16,740	8,826	6,977	20,392	51
SBA loans *	230,089	209,629	189,893	165,134	115,656
Direct lease financing	378,029	346,645	231,514	194,464	175,610
SBLOC	730,462	630,400	575,948	421,862	293,109
Other specialty lending	30,720	11,073	48,315	48,625	1,588
Other consumer loans	14,133	17,374	23,180	36,168	45,152
	1,383,433	1,215,121	1,068,850	866,253	631,115
Unamortized loan fees and costs	8,795	7,790	9,227	8,340	4,886
Total loans, net of deferred loan fees and costs	$ 1,392,228	$ 1,222,911	$ 1,078,077	$ 874,593	$ 636,001

*The following table shows SBA loans and SBA loans held for sale for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013

SBA loans, including deferred fees and costs	$ 236,724	$ 215,786	$ 197,966	$ 172,660	$ 120,016
SBA loans included in held for sale	165,177	154,016	109,174	38,704	14,708
Total SBA loans	$ 401,901	$ 369,802	$ 307,140	$ 211,364	$ 134,724

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2017
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBA non-real estate	$ 288	$ 10,126	$ 60,849	$ 71,263
SBA commercial mortgage	12,260	3,054	126,772	142,086
SBA construction	1,483	-	15,257	16,740
	$ 14,031	$ 13,180	$ 202,878	$ 230,089

Loans at fixed rates		$ -	$ -	$ -
Loans at variable rates		13,180	202,878	216,058
Total		$ 13,180	$ 202,878	$ 216,058

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

At December 31, 2017, in excess of 60% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2017 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2017, approximately 49% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2017 was 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA personnel.  At December 31, 2017, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2017 was 35%.  At December 31, 2017, approximately 55% of the leasing portfolio had been reviewed. The review threshold is $1,000,000.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2017 was 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2017, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2017, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2017, approximately 100% of the non- CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2017 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2017, approximately 86% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan for December 31, 2017 and 2016 (in thousands):

December 31, 2017	30-59 Days past due	60-89 Days past due	90 Days or greater	Non-accrual	Total past due	Current	Total loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 69,048	$ 71,263
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,780	378,029
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651

Unamortized loan fees and costs	-	-	-	-	-	8,795	8,795
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

December 31, 2016
SBA non-real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

The decrease in direct lease financing 30-59 day delinquencies resulted from leases to one state government, which brought its leases current.

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBA non-real estate	$ 3,145	5.15%	$ 1,976	6.14%	$ 844	6.44%
SBA commercial mortgage	1,120	10.27%	737	10.38%	408	10.67%
SBA construction	136	1.21%	76	0.73%	48	0.65%
Direct lease financing	1,495	27.33%	1,994	28.53%	1,022	21.66%
SBLOC	365	52.80%	315	51.88%	762	53.88%
Other specialty lending	57	2.22%	32	0.91%	199	4.52%
Consumer loans	581	1.02%	975	1.43%	936	2.18%
Unallocated	197	-	227	-	181	-
	$ 7,096	100.00%	$ 6,332	100.00%	$ 4,400	100.00%

	December 31, 2014		December 31, 2013

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBA non-real estate	$ 385	7.21%	$ 419	7.27%
SBA commercial mortgage	461	9.50%	496	11.05%
SBA construction	114	2.35%	-	0.01%
Direct lease financing	836	22.45%	311	27.83%
SBLOC	562	48.70%	293	46.44%
Other specialty lending	66	5.61%	1	0.25%
Consumer loans	1,181	4.18%	2,361	7.15%
Unallocated	33	-	-	-
	$ 3,638	100.00%	$ 3,881	100.00%

Summary of Loan and Lease Loss Experience.  The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8			24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:

Ending balance	$ 71,263	$ 142,086	$ 16,740	$ 378,029	$ 730,462	$ 30,720	$ 14,133	$ 8,795	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 68,405	$ 141,393	$ 16,740	$ 377,800	$ 730,462	$ 30,720	$ 12,438	$ 8,795	$ 1,386,753

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 68,887	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 9,227	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 67,983	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 9,227	$ 1,075,649

December 31, 2014
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 62,425	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 8,340	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 62,228	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 8,340	$ 872,143

December 31, 2013
Beginning balance	$ 193	$ 104	$ 42	$ 239	$ 236	$ -	$ 3,171	$ -	$ 3,985
Charge-offs	(44)	-	-	(29)	-	-	(447)	-	(520)
Recoveries	-	-	-	8	-	-	53	-	61
Provision (credit)	270	392	(42)	93	57	1	(416)	-	355
Ending balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881

Ending balance: Individually evaluated for impairment	$ 95	$ -	$ -	$ -	$ -	$ -	$ 135	$ -	$ 230

Ending balance: Collectively evaluated for impairment	$ 324	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,226	$ -	$ 3,651

Loans:
Ending balance	$ 45,875	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 45,152	$ 4,886	$ 636,001

Ending balance: Individually evaluated for impairment	$ 385	$ -	$ -	$ -	$ -	$ -	$ 1,356	$ -	$ 1,741

Ending balance: Collectively evaluated for impairment	$ 45,490	$ 69,730	$ 51	$ 175,610	$ 293,109	$ 1,588	$ 43,796	$ 4,886	$ 634,260

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2017	2016

Ratio of the allowance for loan losses to total loans	0.51%	0.52%
Ratio of the allowance for loan losses to non-performing loans (1)	168.03%	174.29%
Ratio of non-performing assets to total assets (1)	0.10%	0.08%
Ratio of net charge-offs to average loans	0.12%	0.09%

(1) Non-performing loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans of 0.51% at December 31, 2017 was comparable to the 0.52% at December 31, 2016.  Reserves on specific classified loans reflect one component of the allowance.  Our loan loss methodology also includes the measurement of historical net charge-offs by loan category.  The resulting ratios are applied against current outstanding balances for each loan category.  Those computed reserves are added to the aforementioned reserves on specific classified loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”).  For the year 2017, the largest segment of the loan portfolio continued to be SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBA Loans”).  The ratio of the allowance for loan losses to non-performing loans decreased to 168.03% at December 31, 2017 from 174.29% over the prior year end, reflecting an increase in non-performing loans which exceeded the relative increase in the allowance for loan losses.  The ratio of non-performing assets to total assets increased to .10% from .08% primarily as a result of the increase in non-performing assets.  The ratio of net charge-offs to average loans increased to 0.12% for 2017 compared to 0.09% for the prior year, primarily as a result of increased charge-offs in 2017.

Net charge-offs.  Net charge-offs of $2.2 million in 2017 were higher than the $1.4 million in 2016 and the $1.3 million in 2015.  The increase of charge-offs was primarily due to increased SBA non-real estate charge-offs.

Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest.  A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non-performing loans, other real estate owned (OREO) and our loans past due 90 days or more still accruing interest (in thousands).

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Non-accrual loans
SBA non-real estate	$ 1,889	$ 1,530	$ 733	$ -	$ 168
SBA commercial mortgage	693	-	-	-	-
Consumer	1,414	1,442	1,194	1,907	1,356
Total non-accrual loans	3,996	2,972	1,927	1,907	1,524

Loans past due 90 days or more	227	661	403	149	110
Total non-performing loans	4,223	3,633	2,330	2,056	1,634
Other real estate owned	450	104	-	-	-
Total non-performing assets	$ 4,673	$ 3,737	$ 2,330	$ 2,056	$ 1,634

The loans that were modified for the years ended December 31, 2017 and 2016 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,476	$ 1,476	2	$ 844	$ 844
Direct lease financing	1	230	230	1	$ 734	$ 734
Consumer	2	535	535	1	288	288
Total	8	$ 2,241	$ 2,241	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 115	$ 1,361	$ -	$ 144	$ 700
Direct lease financing	-	-	230	$ -	$ -	$ 734
Consumer	-	-	535	-	-	288
Total	$ -	$ 115	$ 2,126	$ -	$ 144	$ 1,722

As of December 31, 2017 there was a commitment to extend $228,000 on one loan classified as a troubled debt restructuring. However, based upon available information, the borrower does not intend to draw on the commitment.  As of December 31, 2016, we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2017 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2017
	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 38
Consumer	1	255
Total	2	$ 293

The following table provides information about impaired loans at December 31, 2017 and 2016 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

December 31, 2016
Without an allowance recorded
SBA non-real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non-real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non-real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	$ 4,838	$ 4,838	$ 1,154	$ 3,755	$ -

We had $4.0 million of non-accrual loans at December 31, 2017, compared to $3.0 million of non-accrual loans at December 31, 2016.  The $1.0 million increase reflected $4.7 million of loans placed on non-accrual status, partially offset by $1.4 million of loan charge-offs, $1.3 million of loan payments, $479,000 for participations sold and $450,000 of loans transferred to OREO.    Loans past due 90 days or more still accruing interest amounted to $227,000 and $661,000 at December 31, 2017 and December 31, 2016, respectively.  The $434,000 decrease reflected $1.8 million of additions, partially offset by $1.5 million of loan payments, $250,000 of charge-offs and $526,000 of transfers to repossessed assets.  We had $450,000 of OREO at December 31, 2017 and $104,000 at December 31, 2016.  Activity in 2017 reflected the sale of the $104,000 prior year end balance, with additions of $450,000 during the year.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ 874	$ 71,263
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,408	378,029
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	8,795	8,795
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

December 31, 2016
SBA non-real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

*For information on targeted loan review thresholds see “Allowance for Loan Losses”

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank sold a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  Interest is not being accrued on this investment and changes in its value are recorded in the income statement under “change in value of investment in unconsolidated entity”.  In 2017, there was a $20,000 increase in value, while in 2016 there was a $37.5 million decrease in value. At December 31, 2017, a balance of $74.5 million remained on the consolidated balance sheet.

Deposits.  A primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid card and demand and money market accounts.  The majority of deposit balances are comprised of accounts obtained with the assistance of third parties.  At December 31, 2017, we had total deposits of $4.26 billion compared to $4.24 billion at December 31, 2016, which reflected an increase of $22.5 million, or 0.5%, between 2017 and 2016.  A diversified group of prepaid accounts, which have an established history of stability and low cost, comprise the majority of our deposits. Prepaid accounts include general purpose reloadable, debit, medical spending, payroll, gift, commercial, incentive plan and other accounts.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,371,969	0.36%	$ 3,347,191	0.28%	$ 3,975,475	0.28%
Savings and money market	439,625	0.51%	394,434	0.39%	337,168	0.55%
Time	-	-	77,576	0.58%	44,789	0.61%
Total deposits	$ 3,811,594	0.38%	$ 3,819,201	0.30%	$ 4,357,432	0.30%

* Non-interest bearing demand accounts are not paid interest. The rate shown reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We had no outstanding advances from the FHLB at December 31, 2017 on our line of credit with them. The Bank also has a line of credit with the Federal Reserve, which we discuss in “Liquidity and Capital Resources”.  We used these lines minimally in 2017, as a result of deposit growth.  We had no outstanding amounts borrowed on the Bank’s lines of credit at December 31, 2017. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 217	$ 274	$ 925
Average during the year	240	685	5,225
Maximum month-end balance	274	862	15,857
Weighted average rate during the year	0.00%	0.29%	0.29%
Rate at December 31	0.23%	0.14%	0.24%

	As of or for the year ended December 31,
	2017	2016	2015
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	23,281	57,518	4,575
Maximum month-end balance	50,000	225,000	-
Weighted average rate during the year	1.39%	0.62%	0.26%
Rate at December 31	1.34%	0.54%	0.23%

As of December 31, 2017, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Long-term Borrowings.  In 2017, long term borrowings of $42.3 million consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting. Long-term borrowings of $263.1 million at December 31, 2016 reflected the proceeds of loans sold into a securitization which, at December 31, 2016 was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required for true sale accounting was completed and the sale was recorded in that quarter.

Shareholders’ Equity.    At December 31, 2017, we had $324.2 million in shareholders’ equity.  In September 2016, we issued 17.5 million shares of our common stock, par value $1.00, at an offering price of $4.50 per share in a private offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $74.8 million.

Discontinued Operations.  As of December 31, 2017, “Assets held for sale from discontinued operations” reflected the $304.3 million balance of discontinued operations assets, which included $270.0 million of net loans and $33.5 million of other real estate owned.  At December 31, 2016, the total of such assets was $360.7 million.  The reduction reflected our efforts to transfer loans to other financial institutions.  See “Investment in Unconsolidated Entity” above.  In the second quarter of 2015, $149.6 million of loans were sold at a net gain of $2.2 million. In the third quarter of 2016, $64.6 million of loans were sold at a minimal gain. The reductions in 2017 reflected collection efforts on impaired loans and efforts to have borrowers refinance at other institutions.  The Bank’s largest credit exposure is a construction loan in discontinued operations which has unpaid principal of $36.9 million, collateralized by a hotel under construction and parking lot in the southeastern United States. Based upon an independent first quarter 2018 appraisal, the loan to value is approximately 80% on an as is basis, with personal guarantees of certain of the borrower’s principals. The loan became delinquent in the first quarter of 2018 and the borrower, a development corporation, subsequently declared bankruptcy.  The Bank is pursuing collection and we currently believe that there will be no loss of principal.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2017, were our commitments to extend credit, which were approximately $1.45 billion, and standby letters of credit, which were approximately $2.3 million, at December 31, 2017.  The vast majority of commitments are SBLOC lines.  We attempt to increase line usage, which nonetheless has been historically consistent.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2017:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancelable operating leases	$ 26,238	$ 3,928	$ 7,874	$ 6,484	$ 7,952
Loan commitments	1,445,425	41,105	30,898	7,962	1,365,460
Subordinated debenture	13,401	-	-	-	13,401
Interest expense on subordinated
debenture (1)	9,705	458	915	915	7,417
Standby letters of credit	2,279	2,279	-	-	-
Total	$ 1,497,048	$ 47,770	$ 39,687	$ 15,361	$ 1,394,230
(1) Presentation assumes a weighted average interest rate of 4.50%

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 16, 2018

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 3,152	$ 4,127
Interest earning deposits at Federal Reserve Bank	841,471	955,733
Securities purchased under agreements to resell	64,312	39,199
Total cash and cash equivalents	908,935	999,059

Investment securities, available-for-sale, at fair value	1,294,484	1,248,614
Investment securities, held-to-maturity (fair value $85,345 and $91,799, respectively)	86,380	93,467
Commercial loans held for sale	503,316	663,140
Loans, net of deferred loan fees and costs	1,392,228	1,222,911
Allowance for loan and lease losses	(7,096)	(6,332)
Loans, net	1,385,132	1,216,579
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	1,613
Premises and equipment, net	20,051	24,125
Accrued interest receivable	10,900	10,589
Intangible assets, net	5,377	6,906
Other real estate owned	450	104
Deferred tax asset, net	34,802	55,666
Investment in unconsolidated entity, at fair value	74,473	126,930
Assets held for sale from discontinued operations	304,313	360,711
Other assets	78,543	50,611
Total assets	$ 4,708,147	$ 4,858,114

LIABILITIES
Deposits
Demand and interest checking	$ 3,806,965	$ 3,816,524
Savings and money market	453,877	421,780
Total deposits	4,260,842	4,238,304

Securities sold under agreements to repurchase	217	274
Subordinated debentures	13,401	13,401
Long-term borrowings	42,323	263,099
Other liabilities	67,215	44,073
Total liabilities	4,383,998	4,559,151

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 55,861,150 and 55,419,204
shares issued at December 31, 2017 and December 31, 2016, respectively	55,861	55,419
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	363,196	360,564
Accumulated deficit	(89,485)	(111,941)
Accumulated other comprehensive loss	(4,557)	(4,213)
Total shareholders' equity	324,149	298,963

Total liabilities and shareholders' equity	$ 4,708,147	$ 4,858,114

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 79,081	$ 67,571	$ 49,861
Interest on investment securities:
Taxable interest	36,121	31,219	19,918
Tax-exempt interest	306	740	10,820
Federal funds sold/securities purchased under agreements to resell	1,310	452	577
Interest earning deposits	5,202	2,237	2,354
	122,020	102,219	83,530
Interest expense
Deposits	14,418	11,372	13,124
Securities sold under agreements to repurchase	-	2	15
Short-term borrowings	336	359	12
Subordinated debenture	586	520	448
	15,340	12,253	13,599
Net interest income	106,680	89,966	69,931
Provision for loan and lease losses	2,920	3,360	2,100
Net interest income after provision for loan and lease losses	103,760	86,606	67,831

Non-interest income
Service fees on deposit accounts	6,788	5,124	7,468
Card payment and ACH processing fees	6,318	5,526	5,731
Prepaid card fees	53,367	51,326	47,496
Gain on sale of loans	17,919	2,901	10,080
Gain on sale of investment securities	2,231	3,171	14,435
Gain on sale of health savings portfolio	2,538	-	33,531
Change in value of investment in unconsolidated entity	(20)	(37,533)	1,729
Leasing income	2,663	2,007	2,291
Debit card income	-	-	1,611
Affinity fees	1,545	4,563	3,358
Loss from sale of European prepaid card operations	(3,437)	-	-
Other	1,636	5,401	5,337
Total non-interest income	91,548	42,486	133,067

Non-interest expense
Salaries and employee benefits	75,832	81,951	68,390
Depreciation and amortization	4,452	4,982	4,747
Rent and related occupancy cost	5,680	6,320	5,659
Data processing expense	10,159	14,698	14,359
One time fee to exit data processing contract	1,136	-	-
Printing and supplies	1,354	2,966	2,651
Audit expense	1,682	1,105	2,003
Legal expense	8,072	6,683	3,828
Amortization of intangible assets	1,528	1,403	1,186
FDIC Insurance	10,097	10,091	11,315
Software	12,597	11,162	7,222
Insurance	2,333	2,295	1,923
Telecom and IT network communications	1,793	1,982	2,016
Securitization and servicing expense	170	1,044	1,948
Consulting	2,227	5,404	4,333

Bank Secrecy Act and lookback consulting expenses	-	29,081	41,444
Civil money penalty	2,290	-	3,000
Other	13,512	17,406	18,064
Total non-interest expense	154,914	198,573	194,088
Income (loss) from continuing operations before income taxes	40,394	(69,481)	6,810
Income tax (benefit) provision	23,056	(12,664)	1,450
Net income (loss) from continuing operations	$ 17,338	$ (56,817)	$ 5,360
Discontinued operations
Income (loss) from discontinued operations before income taxes	4,059	(43,117)	12,793
Income tax (benefit) provision	(276)	(3,442)	4,721
Income (loss) from discontinued operations, net of tax	4,335	(39,675)	8,072
Net income (loss) available to common shareholders	$ 21,673	$ (96,492)	$ 13,432

Net income (loss) per share from continuing operations - basic	$ 0.31	$ (1.28)	$ 0.14
Net income (loss) per share from discontinued operations - basic	$ 0.08	$ (0.89)	$ 0.21
Net income (loss) per share - basic	$ 0.39	$ (2.17)	$ 0.35

Net income (loss) per share from continuing operations - diluted	$ 0.31	$ (1.28)	$ 0.14
Net income (loss) per share from discontinued operations - diluted	$ 0.08	$ (0.89)	$ 0.21
Net income (loss) per share - diluted	$ 0.39	$ (2.17)	$ 0.35

The accompanying notes are an integral part of these consolidated financial statements.

9,533

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$ 21,673	$ (96,492)	$ 13,432
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gains (losses) during the year	2,617	(953)	(7,169)
Reclassification adjustments for gains included in income	(2,231)	(3,170)	(14,436)
Reclassification adjustments for foreign currency translation losses (gains)	216	335	(551)
Amortization of losses previously held as available-for-sale	34	34	56
Net unrealized gains (losses)	636	(3,754)	(22,100)

Deferred tax expense (benefit)
Change in net unrealized gains (losses) during the year	1,046	(381)	(2,544)
Reclassification adjustments for gains included in income	(892)	(1,268)	(5,147)
Amortization of losses previously held as available-for-sale	14	14	20
Income tax expense (benefit) related to items of other comprehensive income (loss)	168	(1,635)	(7,671)

Other comprehensive income (loss), net of tax and reclassifications into net income	468	(2,119)	(14,429)
Comprehensive income (loss)	$ 22,141	$ (98,611)	$ (997)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2017, 2016 and 2015
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2014	37,808,862	37,809	(866)	297,987	(28,242)	12,335	319,023
Net income					13,432		13,432
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	52,441	52	-	587	(639)	-	-
Stock-based compensation	-	-	-	1,975	-	-	1,975
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(14,429)	(14,429)

Balance at December 31, 2015	37,861,303	$ 37,861	$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss					(96,492)		(96,492)
Issuance of common stock	17,473,881	17,474	-	57,338	-		74,812
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	84,020	84	-	(84)	-	-	-
Stock-based compensation	-	-	-	2,761	-	-	2,761
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(2,119)	(2,119)

Balance at December 31, 2016	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income					21,673		21,673
Common stock issuance costs	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	441,946	442	-	(413)	(29)	-	-
Reclassification due to the adoption of
ASU No. 2018-02	-	-	-	-	812	(812)	-
Stock-based compensation	-	-	-	3,245	-	-	3,245
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	468	468

Balance at December 31, 2017	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net income (loss) from continuing operations	$ 17,338	$ (56,817)	$ 5,360
Net income (loss) from discontinued operations, net of tax	4,335	(39,675)	8,072
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5,980	6,385	5,933
Provision for loan and lease losses	2,920	3,360	2,100
Net amortization of investment securities discounts/premiums	10,828	8,204	12,884
Stock-based compensation expense	3,245	2,761	1,975
Loans originated for sale	(521,913)	(528,584)	(681,526)
Sale of loans originated for resale	458,942	352,481	418,748
Loss (gain) on sales of loans originated for resale	(17,919)	2,901	(10,080)
Deferred income tax expense (benefit)	20,799	(14,381)	84
Loss (gain) on sale of fixed assets	122	6	(9)
Loss on sale of other real estate owned	19	-	-
Fair value adjustment on investment in unconsolidated entity	(20)	37,533	2,430
Gain on sales of investment securities	(2,231)	(3,171)	(14,435)
Decrease (increase) in accrued interest receivable	(311)	(1,118)	1,780
Decrease (increase) in other assets	(27,194)	(10,021)	2,391
Decrease (increase) in discontinued assets held for sale	4,612	(5,153)	5,369
Increase in other liabilities	6,380	27,335	4,044
Net cash used in operating activities	(34,068)	(217,954)	(234,880)

Investing activities
Purchase of investment securities available-for-sale	(579,925)	(549,502)	(346,227)
Proceeds from sale of investment securities available-for-sale	284,373	148,205	505,534
Proceeds from redemptions and prepayments of securities held-to-maturity	7,000	51	118
Proceeds from redemptions and prepayments of securities available-for-sale	278,290	213,730	244,293
Proceeds from sale of other real estate owned	85	-	-
Net increase in loans	(172,853)	(146,366)	(205,019)
Net decrease in discontinued loans held for sale	51,786	228,351	298,651
Proceeds from sale of fixed assets	945	542	327
Purchases of premises and equipment	(515)	(8,024)	(8,999)
Investment in unconsolidated entity	52,477	14,057	12,645
Net cash provided by (used in) investing activities	(78,337)	(98,956)	501,323

Financing activities
Net increase (decrease) in deposits	22,538	(176,453)	(207,027)
Net decrease in securities sold under agreements to repurchase	(57)	(651)	(18,489)
Costs from issuance of common stock	(200)	74,812	-
Net increase in long-term liabilities	-	263,099	-
Net cash provided by (used in) financing activities	22,281	160,807	(225,516)

Net increase (decrease) in cash and cash equivalents	(90,124)	(156,103)	40,927

Cash and cash equivalents, beginning of year	999,059	1,155,162	1,114,235

Cash and cash equivalents, end of year	$ 908,935	$ 999,059	$ 1,155,162

Supplemental disclosure:
Interest paid	$ 15,326	$ 12,420	$ 13,397
Taxes paid	$ 4,159	$ 1,502	$ 592
Transfers of loans to other real estate owned	$ 450	$ -	$ -
Transfer of loans to held for sale	$ -	$ -	$ -
Non-cash reclassification of commercial loans sold	$ 240,714	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank).  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC), leasing, Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid card accounts, private label banking, institutional banking, card payment and other payment processing.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses, investment in unconsolidated entity and assets held for sale from discontinued operations measured at fair value, investment other than temporary impairment (OTTI), investments measured at fair value and deferred income taxes.

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

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity from date of purchase of three months or less and federal funds sold.    The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and other private institutions.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent.

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other-than-temporary impairment that is attributable to credit loss versus non-credit loss.  If a credit loss is determined, an OTTI charge is recorded within the consolidated statement of operations. If management believes market value losses are temporary and it believes the Company has the ability and intention to hold those securities to maturity, for available for sale securities the reduction in value is recognized in other comprehensive income. The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether OTTI exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of OTTI attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company did not recognize any OTTI charges in 2017, 2016 and 2015.

4. Loans and Allowance for Loan and Lease Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discounts, unearned loan fees and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan and lease losses.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  The evaluation takes into consideration historical losses by loan category and factors such as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay.  The resulting loss factors are applied to current total loan amounts to compute the historical loss component of the allowance. The historical loss component is added to allowance allocations for specific loans and an unallocated component and the allowance is adjusted to the total of those three components through the provision.

Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan and lease losses.  Interest that had accrued in the current year is reversed from current period income.  Loans reported as having missed four or more consecutive monthly payments and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.  Such loans are reported as 90 days delinquent and still accruing.  For all loan types, the Company uses the method of reporting delinquencies which considers a loan past due or delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.  In the Company’s reporting, two missed payments are reflected as 30 to 59 day delinquencies and three missed payments are reflected as 60 to 89 day delinquencies.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans and leases that are classified as impaired.  For such loans and leases, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral when foreclosure is probable.

The allowance calculation methodology includes further segregation of loan classes into regulatory risk rating categories of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans rated as special mention and substandard are reserved for based on the average charge-off history for loans and leases previously classified in those categories.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are included in the general component of the reserve calculation.

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

Applicable factors are considered based on management's best judgment using relevant information available at the time of the evaluation.  The smallest component of the allowance is an unallocated component, which results from uncertainties that could affect management's estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for all impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.  A reserve allocation is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

For SBA commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations including the age of the most recent appraisal and the condition of the property. Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value.  For SBA commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values for impairment are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Amounts guaranteed by the U.S. government are not impaired.

Loans originated from continuing operations and intended for sale in secondary markets are carried at estimated fair value and are excluded from the allowance valuation. Net unrealized gains or losses, if any, are recognized through marks to fair value through the income statement.  The Company originates specific commercial mortgage loans for sale in secondary markets.  These loans are accounted for under the fair value option and amounted to $503.3 million at December 31, 2017, and $663.1 million at December 31, 2016.  These loans were classified as held for sale.

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

6. Internal Use Software

The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests.  Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal use software, payroll and payroll related expenses for employees who are directly associated with, and devote time to, the internal use software project.  Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2017 and 2016, the

Company had net capitalized software costs of approximately $8.2 million and $9.9 million, respectively. Net capitalized software is presented as part of other assets on the consolidated balance sheet.  The Company recorded amortization expense of approximately $2.6 million, $2.1 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on the difference between their carrying values on the consolidated balance sheet and their tax basis as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

The Company recognizes the benefit of a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit by the tax authority.  For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  For these analyses, the Company may engage attorneys to provide opinions related to the positions.  The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s consolidated balance sheet or consolidated statement of operations.  Any interest and penalties related to uncertain tax positions are recognized in income tax expense (benefit) in the consolidated statement of operations.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.  The Company had $450,000 and $104,000 in other real estate owned at December 31, 2017 and 2016, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $435,000, $349,000 and $387,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising expense is reflected under “other” in the non-interest expense section of the consolidated statement of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 17,338	55,686,507	$ 0.31
Effect of dilutive securities
Common stock options	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 17,338	56,176,269	$ 0.31

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 4,335	55,686,507	$ 0.08
Effect of dilutive securities
Common stock options	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 4,335	56,176,269	$ 0.08

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 21,673	55,686,507	$ 0.39
Effect of dilutive securities
Common stock options	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 21,673	56,176,269	$ 0.39

Stock options for 1,152,625 shares, exercisable at prices between $7.36 and $10.45 per share, were outstanding at December 31, 2017 but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

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

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Other comprehensive income (loss)
Change in net unrealized gains (losses) during the year	$ 2,617	$ (953)	$ (7,169)
Reclassification adjustments for gains included in income	(2,231)	(3,170)	(14,436)
Reclassification adjustments for foreign currency translation losses (gains)	216	335	(551)
Amortization of losses previously held as available-for-sale	34	34	56
Net unrealized gains (losses)	636	(3,754)	(22,100)

Deferred tax expense (benefit)
Available-for-sale securities:
Change in net unrealized gains (losses) during the period	1,046	(381)	(2,544)
Reclassification adjustments for gains included in income	(892)	(1,268)	(5,147)
Amortization of losses previously held as available-for-sale	14	14	20
Income tax expense (benefit) related to items of other comprehensive income (loss)	168	(1,635)	(7,671)

Other comprehensive income (loss), net of tax and reclassifications into net income	$ 468	$ (2,119)	$ (14,429)

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB.  The amount of those required reserves at December 31, 2017 and 2016 was approximately $264.7 million and $283.1 million, respectively.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition. The software is being amortized over eight years.  Amortization expense is $217,000 per year and $539,000 over the remainder of the amortization period.  The gross carrying value of the software is $1.8 million, and as of December 31, 2017, the accumulated amortization was $1.3 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($2.0 million over the remainder of the amortization period).  The gross carrying value of the software is $12.0 million, and as of December 31, 2017, the accumulated amortization was $10.0 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  Amortization expense is $340,000 per year ($1.7 million over the next five years).  The gross carrying value is $3.4 million and, as of December 31, 2017, the accumulated amortization was $573,000. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2017 and 2016 are presented below.

December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangibles	$ 15,411	$ 10,573	$ 15,411	$ 9,232
Software intangible	1,817	1,278	1,817	1,090
Total	$ 17,228	$ 11,851	$ 17,228	$ 10,322

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2018	$ 1,531
2019	1,531
2020	499
2021	340
2022	340
Thereafter	1,136
$ 5,377

15. Prepaid Card, Card Payment and Automated Clearing House (ACH) Processing Fees

The Company recognizes prepaid card fees and affinity fees in the periods in which they are earned by performance of the related services.  The majority of fees the Company earns result from contractual transaction fees paid by third party sponsors to the Company and monthly service fees.  Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis.  The Company records this revenue net of costs such as association fees and interchange transaction charges.  Fees earned by the Company from processing card payments for recipients of such payments, or from processing ACH payments for companies are also determined primarily on a per transaction basis.

16. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2017, 2016 or 2015.

17. Derivative Financial Instruments

The Company utilizes derivatives to hedge interest rate risk on the fixed rate loans it originates for sale into commercial mortgage backed securities markets.  These derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  These derivatives are intended to serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

18. Sale of Health Savings Account Portfolio and European Prepaid Operations

The Company sold the majority of its health savings account portfolio in the fourth quarter of 2015.  A $33.5 million gain was realized after the contractually required transfer of approximately $400.0 million of related deposit accounts to the purchaser. Substantially all of the remaining health savings accounts were sold in the second quarter of 2017 at a gain of $2.5 million. In the second quarter of 2017, the Company sold its European prepaid operations at a loss of $3.4 million.

19. Long-term Borrowings

The Company sold loans into a securitization which, at December 31, 2016 was accounted for as a secured borrowing. In the first quarter of 2017, the documentation required to account for the transaction as a sale was completed and the sale was recorded in that quarter.  Specifically, the Company had an option to repurchase underlying loans in the future which it could unilaterally renounce.  Upon the delivery of its unilateral renunciation to all other applicable parties to the transaction, the transaction qualified as a sale.  The $42.3 million outstanding at December 31, 2017, reflected the proceeds from two loans which were sold in which we retained a participating interest that did not qualify for sale accounting.

20. Purchase of Lease Receivables

On May 12, 2016, the Company purchased approximately $60.0 million of lease receivables from New Concepts Leasing Company, Inc., a New Jersey leasing company which originated commercial vehicle fleet leases.  The leases were purchased as they could be integrated into the Company’s portfolio of similar type vehicle leases and contribute to the growth of the Company’s leasing portfolio.  The lease purchase was effectuated through the payment of a premium which resulted in an intangible as more fully described in item 14 of this Note B.

21. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries conforming to U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Our payments business contracts encompass our services which are performed, and earned on a daily or monthly basis; accordingly, these contracts with various third parties generally do not entail significant amounts of deferred revenues. These services consist of reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis. Accordingly, there is no significant component of the services we perform or related revenues which are deferred.  We have nonetheless reviewed a significant number of such contracts for prepaid card accounts, merchant acquiring (processing card payments for merchants) and automated clearing house, or ACH for any potentially significant ramifications of the guidance. We also reviewed other non-interest income producing categories of the Company which include service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and others.  Additionally, the standard does not apply to revenue from loans, securities and other financial instruments.  Based upon the nature of our businesses and the reviews we have performed to ascertain potential applicability, the adoption of this standard will not have a significant impact on our consolidated results of operations or our consolidated financial position.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The guidance in this ASU was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The guidance may be applied using a prospective transition method in which a reporting entity applies the guidance to foreclosures that occur after the date of adoption, or a modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  A reporting entity must apply the same method of transition as elected under ASU 2014-04.  The guidance of this ASU did not have a significant impact on the Company’s balance sheet.

In January 2016, the Financial Accounting Standards Board, or FASB, issued Subtopic 825-10, “Financial Instruments-Overall” Recognition and Measurement of Financial Assets and Financial Liabilities”.  The main provisions of the guidance include, (i) the measurement of most equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the required use of the exit price notion when valuing financial instruments for disclosure purposes; (iii) the separate presentation in other comprehensive income of the instrument-specific credit risk portion of the total change in the fair value of a liability under the fair value option; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to available for sale securities must be made in combination with other deferred tax assets.  The guidance eliminates the current classifications of equity securities as trading or available for sale securities and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the balance sheet or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. The Company adopted this guidance in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 – “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation.  The Company adopted the guidance in the first quarter of 2017, and the adoption did not have a material impact on first quarter results.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the

Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The Company is evaluating the impact of the Update on the consolidated financial statements.  The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

 On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Act”).  This guidance provided registrants with three scenarios 1) Measurement of certain income tax effects is complete, 2) Measurement of certain income tax effects can be reasonably estimated and 3) Measurement of certain income tax effects cannot be reasonably estimated.  The Company has acted in good faith to estimate the effects of the 2017 Act. The results have been recognized and is reflected in the tax accounts in these financial statements. The analysis will be completed in 2018 and we may make adjustments to these provisional amounts.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendment eliminates the stranded tax effect resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  ASU 2018-02 is effective for financial statements issued for annual periods beginning after December 15, 2018.  The Company has early adopted ASU 2018-02.  The effect of this adoption was a reclassification of $812,000 from accumulated other comprehensive income to retained earnings on the Company’s December 31, 2017 combined financial statements.

Note C— Subsequent Events

The Company evaluated its December 31, 2017 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 50,107	$ 21	$ (226)	$ 49,902
Asset-backed securities *	269,164	1,196	(275)	270,085
Tax-exempt obligations of states and political subdivisions	9,893	131	(36)	9,988
Taxable obligations of states and political subdivisions	64,739	1,377	(255)	65,861
Residential mortgage-backed securities	452,723	727	(4,598)	448,852
Collateralized mortgage obligation securities	248,663	148	(2,318)	246,493
Commercial mortgage-backed securities	204,469	585	(1,751)	203,303
	$ 1,299,758	$ 4,185	$ (9,459)	$ 1,294,484

December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 90,140	$ 271	$ (270)	$ 90,141
Collateralized loan obligation securities	170,825	880	(5)	171,700
Other	8,199	45	-	8,244
	$ 269,164	$ 1,196	$ (275)	$ 270,085

Held-to-maturity	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,031	$ 105	$ (2,516)	$ 8,620
Other debt securities - pooled	75,349	1,376	-	76,725
	$ 86,380	$ 1,481	$ (2,516)	$ 85,345

Available-for-sale	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 27,771	$ 23	$ (92)	$ 27,702
Asset-backed securities *	355,622	1,811	(2,037)	355,396
Tax-exempt obligations of states and political subdivisions	15,492	129	(137)	15,484
Taxable obligations of states and political subdivisions	78,143	1,539	(633)	79,049
Residential mortgage-backed securities	347,120	598	(5,149)	342,569
Collateralized mortgage obligation securities	160,649	619	(1,445)	159,823
Commercial mortgage-backed securities	117,844	250	(1,008)	117,086
Foreign debt securities	56,603	168	(274)	56,497
Corporate debt securities	95,005	421	(418)	95,008
	$ 1,254,249	$ 5,558	$ (11,193)	$ 1,248,614

December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 122,579	$ 346	$ (2,000)	$ 120,925
Collateralized loan obligation securities	215,117	1,294	(14)	216,397
Other	17,926	171	(23)	18,074
	$ 355,622	$ 1,811	$ (2,037)	$ 355,396

Held-to-maturity	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 17,983	$ 179	$ (3,026)	$ 15,136
Other debt securities - pooled	75,484	1,179	-	76,663
	$ 93,467	$ 1,358	$ (3,026)	$ 91,799

The amortized cost and fair value of the Company’s investment securities at December 31, 2017, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 2,251	$ 2,246	$ -	$ -
Due after one year through five years	20,931	21,021	-	-
Due after five years through ten years	319,354	318,631	-	-
Due after ten years	957,222	952,586	86,380	85,345
	$ 1,299,758	$ 1,294,484	$ 86,380	$ 85,345

At December 31, 2017 and 2016, investment securities with a fair value of approximately $310.9 million and $607.2 million, respectively, were pledged to secure a line of credit with the FHLB and a letter of credit with that institution at December 31, 2016.  At December 31, 2017, investment securities with a fair value of approximately $225.6 million were pledged to secure a line of credit with the FRB.  There were no investment securities pledged to the FRB as of December 31, 2016.  Gross gains on sales of securities were $2.7 million, $4.8 million and $15.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Gross losses on sales of securities were $429,000, $1.6 million and $543,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Available-for-sale securities fair values are based on a fair market value supplied by a third-party market data provider. Held-to-maturity securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, when market information is not available.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in 2017, 2016 and 2015.

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 at December 31, 2017 and $1.6 million at December 31, 2016.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2017 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	9	$ 44,808	$ (226)	$ -	$ -	$ 44,808	$ (226)
Asset-backed securities	8	11,264	(6)	37,894	(269)	49,158	(275)
Tax-exempt obligations of states and
political subdivisions	5	3,982	(19)	1,143	(17)	5,125	(36)
Taxable obligations of states and
political subdivisions	15	22,231	(181)	2,853	(74)	25,084	(255)
Residential mortgage-backed securities	116	249,572	(1,771)	125,096	(2,827)	374,668	(4,598)
Collateralized mortgage obligation securities	41	148,655	(921)	63,274	(1,397)	211,929	(2,318)
Commercial mortgage-backed securities	16	150,530	(1,681)	3,299	(70)	153,829	(1,751)
Total temporarily impaired
investment securities	210	$ 631,042	$ (4,805)	$ 233,559	$ (4,654)	$ 864,601	$ (9,459)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 6,600	$ (2,516)	$ 6,600	$ (2,516)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,600	$ (2,516)	$ 6,600	$ (2,516)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2016 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	5	$ 7,414	$ (36)	$ 7,824	$ (56)	$ 15,238	$ (92)
Asset-backed securities	23	10,186	(49)	93,375	(1,988)	103,561	(2,037)
Tax-exempt obligations of states and
political subdivisions	8	6,056	(118)	3,301	(19)	9,357	(137)
Taxable obligations of states and
political subdivisions	27	42,963	(633)	-	-	42,963	(633)
Residential mortgage-backed securities	68	180,357	(4,833)	54,254	(316)	234,611	(5,149)
Collateralized mortgage obligation securities	28	88,936	(1,004)	30,386	(441)	119,322	(1,445)
Commercial mortgage-backed securities	28	79,345	(963)	4,547	(45)	83,892	(1,008)
Foreign debt securities	34	26,696	(274)	700	-	27,396	(274)
Corporate debt securities	39	30,418	(414)	645	(4)	31,063	(418)
Total temporarily impaired
investment securities	260	$ 472,371	$ (8,324)	$ 195,032	$ (2,869)	$ 667,403	$ (11,193)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 6,039	$ (3,026)	$ 6,039	$ (3,026)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 6,039	$ (3,026)	$ 6,039	$ (3,026)

The following table provides additional information related to the Company’s single issuer trust preferred securities as of December 31, 2017:

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,915	$ 2,020	$ 105	Not rated
Security B	9,116	6,600	(2,516)	Not rated

Class: All of the above are trust preferred securities.

The Company has evaluated the securities in the above tables as of December 31, 2017 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates.  The Company’s unrealized loss for the debt securities, which includes two single issuer trust preferred securities, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note  E—Loans

The Company originates loans for sale into securitizations for commercial mortgage backed securities or to other commercial loan purchasers and to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans, classified as commercial loans held for sale, to better reflect the economics of the transactions.  At December 31, 2017 and 2016, the fair value of these loans was $503.3 million and $663.1 million, and the unpaid principal balance was $498.6 million and $660.3 million, respectively.  Included in gain on sale of loans in the consolidated statement of operations were changes in fair value resulting in gains of $1.8 million in 2017 and losses of $3.1 million in 2016.  There were no amounts of changes in fair value related to instrument-specific credit risk with the exception of the government guaranteed portion of non accrual SBA loans.  The fair value of such loans is reduced to the amount of the government guarantee.  Interest earned on loans held for sale during the period held are recorded in Interest Income – Loans, including fees in the consolidated statement of operations.

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

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2017	2016

SBA non-real estate	$ 71,263	$ 74,644
SBA commercial mortgage	142,086	126,159
SBA construction	16,740	8,826
SBA loans *	230,089	209,629
Direct lease financing	378,029	346,645
SBLOC	730,462	630,400
Other specialty lending	30,720	11,073
Other consumer loans	14,133	17,374
	1,383,433	1,215,121
Unamortized loan fees and costs	8,795	7,790
Total loans, net of deferred loan fees and costs	$ 1,392,228	$ 1,222,911

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $2.3 million and $2.4 million at December 31, 2017 and 2016, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

*The following table shows SBA loans, both guaranteed and non-guaranteed, and the guaranteed portion of the SBA loans included in held for sale for the periods indicated (in thousands):

	December 31,	December 31,
	2017	2016

SBA loans, including deferred fees and costs	$ 236,724	$ 215,786
SBA loans included in held for sale	165,177	154,016
Total SBA loans	$ 401,901	$ 369,802

The following table provides information about impaired loans at December 31, 2017 and 2016 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

December 31, 2016
Without an allowance recorded
SBA non-real estate	$ 191	$ 191	$ -	$ 336	$ -
Direct lease financing	-	-	-	-	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,187	-
With an allowance recorded
SBA non-real estate	2,183	2,183	938	1,277	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	549	-
Total
SBA non-real estate	2,374	2,374	938	1,613	-
Direct lease financing	734	734	216	147	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,730	1,730	-	1,736	-
	$ 4,838	$ 4,838	$ 1,154	$ 3,755	$ -

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2017 and 2016, respectively (the Company had no non-accrual leases at December 31, 2017 or December 31, 2016):

	December 31,
	2017	2016
	(in thousands)
Non-accrual loans
SBA non-real estate	$ 1,889	$ 1,530
SBA commercial mortgage	693	-
Consumer	1,414	1,442
Total non-accrual loans	3,996	2,972

Loans past due 90 days or more	227	661
Total non-performing loans	4,223	3,633
Other real estate owned	450	104
Total non-performing assets	$ 4,673	$ 3,737

The Company’s loans that were modified for the years ended December 31, 2017 and 2016 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,476	$ 1,476	2	$ 844	$ 844
Direct lease financing	1	230	230	1	$ 734	$ 734
Consumer	2	535	535	1	288	288
Total	8	$ 2,241	$ 2,241	4	$ 1,866	$ 1,866

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 115	$ 1,361	$ -	$ 144	$ 700
Direct lease financing	-	-	230	$ -	$ -	$ 734
Consumer	-	-	535	-	-	288
Total	$ -	$ 115	$ 2,126	$ -	$ 144	$ 1,722

As of December 31, 2017, there was a commitment to extend $228,000 on one loan classified as a troubled debt restructuring. As of December 31, 2016, we had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

The following table summarizes as of December 31, 2017 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2017
	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 38
Consumer	1	255
Total	2	$ 293

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8			24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 71,263	$ 142,086	$ 16,740	$ 378,029	$ 730,462	$ 30,720	$ 14,133	$ 8,795	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 68,405	$ 141,393	$ 16,740	$ 377,800	$ 730,462	$ 30,720	$ 12,438	$ 8,795	$ 1,386,753

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 74,644	$ 126,159	$ 8,826	$ 346,645	$ 630,400	$ 11,073	$ 17,374	$ 7,790	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 72,270	$ 126,159	$ 8,826	$ 345,911	$ 630,400	$ 11,073	$ 15,644	$ 7,790	$ 1,218,073

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2017 or December 31, 2016.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

December 31, 2017	30-59 Days past due	60-89 Days past due	90 Days or greater	Non-accrual	Total past due	Current	Total loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 69,048	$ 71,263
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,780	378,029
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	8,795	8,795
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

December 31, 2016
SBA non-real estate	$ 559	$ -	$ -	$ 1,530	$ 2,089	$ 72,555	$ 74,644
SBA commercial mortgage	-	-	-	-	-	126,159	126,159
SBA construction	-	-	-	-	-	8,826	8,826
Direct lease financing	11,856	1,998	661	-	14,515	332,130	346,645
SBLOC	-	-	-	-	-	630,400	630,400
Other specialty lending	-	-	-	-	-	11,073	11,073
Consumer - other	-	-	-	-	-	5,403	5,403
Consumer - home equity	155	-	-	1,442	1,597	10,374	11,971
Unamortized loan fees and costs	-	-	-	-	-	7,790	7,790
	$ 12,570	$ 1,998	$ 661	$ 2,972	$ 18,201	$ 1,204,710	$ 1,222,911

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ 874	$ 71,263
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,408	378,029
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	8,795	8,795
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

December 31, 2016
SBA non-real estate	$ 51,437	$ 2,723	$ 3,628	$ -	$ -	$ -	$ 16,856	$ 74,644
SBA commercial mortgage	92,485	-	-	-	-	15,164	18,510	126,159
SBA construction	8,060	-	-	-	-	-	766	8,826
Direct lease financing	122,571	-	3,736	-	-	30,881	189,457	346,645
SBLOC	277,489	-	-	-	-	-	352,911	630,400
Other specialty lending	11,073	-	-	-	-	-	-	11,073
Consumer	9,837	288	2,312	-	-	-	4,937	17,374
Unamortized loan fees and costs	-	-	-	-	-	-	7,790	7,790
	$ 572,952	$ 3,011	$ 9,676	$ -	$ -	$ 46,045	$ 591,227	$ 1,222,911

* At December 31, 2017, in excess of 60% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2017 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2017, approximately 49% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2017 was 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA department personnel.  At December 31, 2017, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2017 was 35%.  At December 31, 2017, approximately 55% of the leasing portfolio had been reviewed. The review threshold is $1,000,000.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2017 was 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2017, approximately 100% of the CMBS floating rate loans on the books more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) - 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2017, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2017, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2017 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2017, approximately 86% of the HELOC portfolio had been reviewed.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2017	2016
Furniture, fixtures, and equipment	3 to 12 years	$ 49,995	$ 50,930
Leasehold improvements	6 to 10 years	13,216	13,213
		63,211	64,143
Accumulated depreciation		(43,160)	(40,018)
		$ 20,051	$ 24,125

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $4.5 million, $5.0 million and $4.7 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2017 or 2016.

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

The Company holds variable interests in Walnut Street 2014-1 LLC (WS 2014), accounted for as a debt instrument for which the Company elected the fair value option.  The debt acquired was a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014, and therefore does not consolidate WS 2014.  At December 31, 2017, the Company’s investment in the WS 2014 was $74.5 million and was classified as an investment in unconsolidated entity in the consolidated balance sheet.  The Company’s remaining exposure to loss is equal to the balance of the Company’s interest, or $74.5 million.

The following table presents the total unpaid principal amount of assets held in WS 2014, shown as commercial and other, at December 31, 2017 and 2016 (in thousands).  Continuing involvement includes servicing the loans and holding senior interests or subordinated interests.  It also shows Security A and B which represent single securities purchased by the Company in each of the two securitizations for which the Company generated all of the commercial mortgage-backed loan collateral.

December 31, 2017
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 158,508	$ -	$ 158,508	$ 74,473
Commercial mortgage-backed securities
Security A	264,593	-	264,593	17,634
Security B	314,361	-	314,361	23,010

December 31, 2016
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 184,816	$ -	$ 184,816	$ 126,930

(a) Consists of notes backed by commercial loans predominately secured by real estate.
(b) The retained interest in the commercial and other securitization trusts are non-rated and are accounted for at fair value using cash flow analysis.

Note I—Debt

1.	Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $294.4 million at December 31, 2017.  Borrowings under this arrangement have a variable interest rate.  The Bank also had a $327.6 million line with the FRB as of that date. As of December 31, 2017, the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2017	2016	2015
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	23,281	57,518	4,575
Maximum month-end balance	50,000	225,000	-
Weighted average rate during the year	1.39%	0.62%	0.26%
Rate at December 31	1.34%	0.54%	0.23%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 217	$ 274	$ 925
Average during the year	240	685	5,225
Maximum month-end balance	274	862	15,857
Weighted average rate during the year	0.00%	0.29%	0.29%
Rate at December 31	0.23%	0.14%	0.24%

3. Guaranteed Preferred Beneficiary Interest in Company’s Subordinated Debt

As of December 31, 2017, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III.  In each case, the Company owns all the common securities of the Trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.
•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2017, the Trusts qualify as VIEs under ASC 810, Consolidation.  However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

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

Note J—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66 per share.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.  The Company did not repurchase shares in 2017, 2016 or 2015.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $1.0 million, $1.3 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.  There were $300,000 of disbursements under the plan in 2017, 2016 and 2015, respectively.  The actuarial assumptions reflected a discount rate of 3.37%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000.  The Company expensed $219,000 and $126,000 for this plan for the years ended December 31, 2017 and 2016, respectively, and credited expense for $115,000 for the year ended December 31, 2015 based upon changes to actuarial tables.  As of December 31, 2017, the Company had accrued $3.6 million for potential future payouts.

Note L—Income Taxes

The Company operates predominantly in the United States and is subject to corporate net income taxes for federal and state purposes.  The Company sold its minimal operations in Europe in April 2017.  These taxes were not considered material to the overall financial statements. Tax expense (benefit) is computed in total on combined continuing and discontinued operations, then separately for continuing operations which is subtracted from that total. The remainder is shown as tax expense for discontinued operations. The components of income tax expense (benefit) included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2017	2016	2015
	(in thousands)
Current tax provision (benefit)
Federal	$ 1,044	$ 702	$ 286
Foreign	-	329	353
State	1,213	686	727
	2,257	1,717	1,366
Deferred tax provision (benefit)
Federal	22,599	(13,406)	132
State	(1,800)	(975)	(48)
	20,799	(14,381)	84
	$ 23,056	$ (12,664)	$ 1,450

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 34% for 2017, 2016 and 2015, respectively, are as follows:

	For the years ended
	December 31,
	2017	2016	2015
	(in thousands)

Computed tax expense at statutory rate	$ 13,734	$ (23,509)	$ 2,713
Tax effect of federal rate change	17,293	0	0
State taxes	1,199	(191)	448
Tax-exempt interest income	(1,600)	(1,771)	(4,165)
Foreign income tax rate difference	-	(147)	(163)
Meals and entertainment	63	128	196
Other nondeductible items	2,421	-	1,020
Foreign dividend income	-	719	-
Valuation allowance - domestic	(9,813)	8,780	884
Valuation allowance - foreign	-	3,327	395
Other	(241)	0	122
	$ 23,056	$ (12,664)	$ 1,450

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 1,490	$ 2,153
Non-accrual interest	1,496	2,656
Deferred compensation	750	1,250
State taxes	3,456	1,638
Nonqualified stock options	1,330	3,446
Capital loss limitations	1,343	-
Tax deductible goodwill	3,895	7,071
Partnership interest, Walnut St basis difference	8,774	1,654
Fair value adjustment to investments	621	13,447
Loan charges	11,789	17,297
Unrealized loss on AFS securities	1,686	2,665
AMT tax credit	2,951	2,183
Federal net operating loss	4,776	28,525
Foreign net operating loss	-	891
Other	1,533	1,914

Total gross deferred tax assets	45,890	86,790
Federal and state valuation allowance	(9,995)	(24,990)
Foreign valuation allowance	-	(891)

Deferred tax liabilities:
Foreign tax liabilities	-	3,327
Discount on Class A notes	92	1,479
Depreciation	1,001	437
Total deferred tax liabilities	1,093	5,243
Net deferred tax asset	$ 34,802	$ 55,666

The Company has a federal net operating loss carryforward of approximately $21.1 million that will begin to expire in 2035.  The Company has approximately $54.6 million of state net operating losses from several states that will expire at varying times over the next 20 years.  Additionally, the Company has alternative minimum tax credits of $3.0 million to offset taxable income in the future. The corporate alternative tax was repealed effective for tax years beginning after 2017 and any unused AMT credits will be recovered as a refundable credit in tax years 2018 through 2021. The refundable credit amount is equal to 50 percent of the excess of the minimum tax credits available for the tax year over the computed regular tax liability for the years 2018 through 2020. In 2021 the remainder of any tax credits will be refunded. Therefore, the full amount of the available AMT credits at December 31, 2017 will be recovered not later than 2021.

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets.  The majority of valuation allowances reversed in 2017 with the remaining valuation allowance reflecting capital losses in Walnut Street. The remaining valuation allowance will likely reverse only to the extent that recoveries exceed any potential future losses in Walnut Street. The federal and state valuation allowance at December 31, 2017 and 2016, respectively, was $10.0 million and $25.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2017	2016	2015
	(in thousands)
Beginning balance at January 1	$ 339	$ 340	$ 313
Increases (decreases) in tax provisions for prior years	(1)	(1)	27
Gross unrecognized tax benefits at December 31	$ 338	$ 339	$ 340

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2017.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

The Company files federal and state returns in jurisdictions with varying statutes of limitations. An examination of the 2011-2014 Company’s federal tax returns by the Internal Revenue Service is currently in process. Tax years after 2015 remain subject to examination by the federal authorities and 2013 and after remain subject to examination by most of the state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

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

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2017	2,021,625	$ 8.32	5.24
Granted	-	-	-	-
Exercised	(29,990)	-	-	-
Expired	(1,000)	25.43	-	-
Forfeited	(538,010)	8.36	-	-
Outstanding at December 31, 2017	1,452,625	$ 8.30	4.64	$ 2,382,663
Exercisable at December 31, 2017	1,216,375	$ 8.57	3.91	$ 1,677,738

A summary of the Company’s restricted stock units is presented below:

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2017	831,775	$ 5.77	1.62
Granted	955,024	5.47	1.88
Vested	(438,441)	5.89
Forfeited	(83,904)	5.93
Outstanding at December 31, 2017	1,264,454	$ 5.49	1.67

In 2017, The Company granted 955,024 restricted stock units at a fair value of $5.47 of which 820,024 with a vesting period of three years and 135,000 with a vesting period of one year.  The Company granted 789,000 restricted stock units with a vesting period of three years at a fair value of $5.36 in 2016.  The Company granted 86,992 restricted stock units with a vesting period of two years at a fair value of $9.11 in 2015.

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2017, and changes during the year then ended, is presented below:

		Weighted average
		grant date
	Shares	fair value
Non-Vested at January 1, 2017	360,625	$ 3.19
Granted	-	-
Vested	(124,375)	3.65
Expired	-	-
Forfeited	-	-
Non-Vested at December 31, 2017	236,250	$ 2.95

The Company granted 300,000 common stock options in 2016, with a vesting period of four years, whereas in 2017 and 2015, the Company did not grant any common stock options.  The weighted average fair value of the stock options issued in 2016 was $2.89.  There were 468,431 options exercised and restricted stock units vested in 2017, 84,020 options exercised and restricted stock units vested in 2016 and 132,960 options exercised and restricted stock units vested in 2015.  The total intrinsic value of the options exercised and stock units vested in 2017, 2016 and 2015 was $3.0 million, $415,000 and $455,000, respectively.  The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2017 was $3.2 million.

As of December 31, 2017, there was a total of $5.0 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 2.0 years.  For the years ended December 31, 2017, 2016 and 2015 total compensation expense under share based payment arrangements was $3.2 million, $2.8 million and $2.0 million respectively and the related tax benefits recognized were $1.1 million, $952,000 and $672,000, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company estimated the fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2017	2016	2015
Risk-free interest rate	-	1.85%	-
Expected dividend yield	-	-	-
Expected volatility	-	44.54%	-
Expected lives (years)	-	1.0-5.5	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2017 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Company entered into a space sharing agreement for office space in New York, New York with Resource America Inc. commencing in September 2011, which terminated on January 31, 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party. The former Chairman of the Board of Resource America, Inc. is the father of the Chairman of the Board and the spouse of the former Chief Executive Officer of the Company.  The former Chief Executive Officer of Resource America is the brother of the Chairman of the Board and the son of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment and the base expense charges.  Rent expense was $0 for the years ended December 31, 2017 and 2016, respectively and $9,000 for the year ended December 31, 2015.

The Company entered into a space sharing agreement for office space in New York, New York with Atlas Energy, L.P. commencing May 2012, which expired in May 2015.  As a result of certain transactions, Atlas Energy, L.P. assigned the lease to its successor, Atlas Energy Group, LLC. in 2015.  The Company paid only its proportionate share of the lease rate to a lessor which was an unrelated third party.  The Executive Chairman of the Board of Atlas Energy Group. LLC and, prior thereto, of the general partner of Atlas Energy, L.P., is the brother of the Chairman of the Board and son of the former Chief Executive Officer of the Company.  The Chief Executive Officer and President of Atlas Energy Group, LLC and, prior thereto, of the general partner of Atlas Energy, L.P. is the father of the Chairman of the Board and spouse of the former Chief Executive Officer of the Company.  Rent expense was 50% of the fixed rent, real estate tax payment, and the base expense charges.  Rent expense was $0 for the years ended December 31, 2017 and 2016, respectively and $35,000 for the year ended December 31, 2015.

The Bank maintains deposits for various affiliated companies totaling approximately $4.7 million and $5.5 million as of December 31, 2017 and 2016, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2017, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2017 and 2016, loans to these related parties amounted to $1.7 million and $649,000, respectively.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman is Chairman and has a minority interest. The Company’s Chairman also serves as the President of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In 2017, the Bank purchased $11.9 million of Government National Mortgage Association securities from JVB and $3.7 million of government guaranteed SBA loans for Community Reinvestment Act purposes.  The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2017 and had complied with the terms for all prior repurchase agreements.  There were $64.3 million and $39.2 million of repurchase transactions outstanding at December 31, 2017 and 2016, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $3.5 million in 2017, $4.0 million in 2016 and $338,000 in 2015 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

The Company leases its Delaware operations facility, its New York executive offices and its Philadelphia offices, all of which have terms expiring in 2025.  The Company also has leases for business production offices in Maryland, Minnesota, New Jersey, North Carolina, and Pennsylvania that expire at various times through 2022.  The Company leases space in South Dakota for its prepaid card division, which also expires in 2022. The Company leases space in Illinois for its small business lending division, in California for its payments businesses, and in Florida for compliance operations, all of which are for a term expiring in 2020. These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents due to escalation clauses, required by these leases are as follows (in thousands):

Year ending December 31,

2018	$ 3,928
2019	4,012
2020	3,862
2021	3,422
2022	3,062
Thereafter	7,952
$ 26,238

Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $4.4 million, $4.6 million and $4.6 million, net of sublease rentals of approximately $100,000, $67,000 and $0, respectively.

2.	Legal Proceedings

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

On June 30, 2016, the Company received written notice from the Internal Revenue Service that it will be conducting an audit of the Company's tax returns for the tax years 2011, 2012, 2013 and 2014.  The audit is in process.

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

The approximate contract amounts and maturity term of the Company’s credit commitments are as follows:

	December 31,
	2017	2016
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 1,445,425	$ 1,086,304
Standby letters of credit	2,279	3,936
	$ 1,447,704	$ 1,090,240

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2017. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The $2.3 million of standby letters of credit expire in 2018.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the FRB and securities purchased under agreements to resell, had recorded values of $908.9 million and $999.1 million at December 31, 2017 and 2016, respectively, which approximated fair values.

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

Investment in unconsolidated entity - On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, WS 2014. For information regarding this transaction see Note H.  The fair value of the notes issued to the Bank by WS 2014 was established by the sales price and subsequently subjected to cash flow analysis.  At December 31, 2017, the cash flows were modeled using discount rates of 4.75% on the senior note and 11% on the subordinate note, based on market indications.  A constant default rate on cash flowing loans of 1%, which was net of recoveries, was utilized.  The change in value of investment in unconsolidated entity in the income statement includes interest paid and changes in estimated fair value.

Assets held for sale as of December 31, 2017 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are the best information available in the circumstances.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date, was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7-10% for estimated selling costs.

Demand deposits (comprising interest and non-interest bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were no time deposits outstanding at December 31, 2017 or 2016.

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

	December 31, 2017
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,294,484	$ 1,294,484	$ -	$ 1,253,840	$ 40,644
Investment securities held-to-maturity	86,380	85,345	-	78,745	6,600
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	503,316	503,316	-	-	503,316
Loans, net	1,392,228	1,391,701	-	-	1,391,701
Investment in unconsolidated entity, senior note	74,473	74,473	-	-	74,473
Assets held for sale	304,313	304,313	-	-	304,313
Demand and interest checking	3,806,965	3,806,965	3,806,965	-	-
Savings and money market	453,877	453,877	453,877	-	-
Subordinated debentures	13,401	9,173	-	-	9,173
Securities sold under agreements to repurchase	217	217	217	-	-
Interest rate swaps, asset	1,243	1,243	-	1,243	-

	December 31, 2016
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities available-for-sale	$ 1,248,614	$ 1,248,614	$ -	$ 1,248,614	$ -
Investment securities held-to-maturity	93,467	91,799	-	85,760	6,039
Securities purchased under agreements to resell	39,199	39,199	39,199	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,613	1,613	-	-	1,613
Commercial loans held for sale	663,140	663,140	-	-	663,140
Loans, net	1,222,911	1,219,625	-	-	1,219,625
Investment in unconsolidated entity, senior note	118,389	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	8,541	-	-	8,541
Assets held for sale	360,711	360,711	-	-	360,711
Demand and interest checking	3,816,524	3,816,524	3,816,524	-	-
Savings and money market	421,780	421,780	421,780	-	-
Subordinated debentures	13,401	9,290	-	-	9,290
Securities sold under agreements to repurchase	274	274	274	-	-
Interest rate swaps, asset	3,207	3,207	-	3,207	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 49,902	$ -	$ 49,902	$ -
Asset-backed securities	270,085	-	270,085	-
Obligations of states and political subdivisions	75,849	-	75,849	-
Residential mortgage-backed securities	448,852	-	448,852	-
Collateralized mortgage obligation securities	246,493	-	246,493	-
Commercial mortgage-backed securities	203,303	-	162,659	40,644
Total investment securities available-for-sale	1,294,484	-	1,253,840	40,644
Loans held for sale	503,316	-	-	503,316
Investment in unconsolidated entity, senior note	74,473	-	-	74,473
Interest rate swaps, asset	1,243	-	1,243	-
	$ 1,873,516	$ -	$ 1,255,083	$ 618,433

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 27,702	$ -	$ 27,702	$ -
Asset-backed securities	355,396	-	355,396	-
Obligations of states and political subdivisions	94,533	-	94,533	-
Residential mortgage-backed securities	342,569	-	342,569	-
Collateralized mortgage obligation securities	159,823	-	159,823	-
Commercial mortgage-backed securities	117,086	-	117,086	-
Foreign debt securities	56,497	-	56,497	-
Corporate debt securities	95,008	-	95,008	-
Total investment securities available-for-sale	1,248,614	-	1,248,614	-
Loans held for sale	663,140	-	-	663,140
Investment in unconsolidated entity, senior note	118,389	-	-	118,389
Investment in unconsolidated entity, subordinated note	8,541	-	-	8,541
Interest rate swaps, asset	3,207	-	3,207	-
	$ 2,041,891	$ -	$ 1,251,821	$ 790,070

The Company’s Level 3 asset activity is as follows (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Beginning balance	$ -	$ -	$ 663,140	$ 489,938
Transfers into level 3	19,441	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-	19,883	(3,078)
Included in other comprehensive income	(497)	-	-	-
Purchases, issuances, sales and settlements
Purchases	24,112	-	-	-
Issuances	-	-	521,914	528,584
Sales	-	-	(701,621)	(352,304)
Settlements	(2,412)	-	-	-
Ending balance	$ 40,644	$ -	$ 503,316	$ 663,140

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 911	$ (2,674)

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Beginning balance	$ 126,930	$ 178,520	$ 360,711	$ 583,909
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(20)	(39,816)	557	(48,836)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	11,450	-
Sales	-	-	-	(63,712)
Settlements	(52,437)	(11,774)	(52,450)	(110,650)
Charge-offs	-	-	(15,955)	-
Ending balance	$ 74,473	$ 126,930	$ 304,313	$ 360,711

The amount of total losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (20)	$ (39,816)	$ (4,776)	$ (48,836)

	Fair value at	Fair value at			Range (weighted
Level 3 instruments only	December 31, 2017	December 31, 2016	Valuation techniques	Unobservable inputs	average)

Investment securities available-for-sale	$ 40,644	$ -	Discounted cash flow	Discount rate	7.0%-9.5%
Investment securities held-to-maturity	6,600	6,039	Discounted cash flow	Discount rate	8.00%
Federal Home Loan Bank and Atlantic	991	1,613	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs	1,391,701	1,219,625	Discounted cash flow	Discount rate	3.5%-7.2%
Commercial loans held for sale	503,316	663,140	Discounted cash flow	Discount rate	4.85%-7.05%
Investment in unconsolidated entity,	74,473	118,389	Discounted cash flow	Discount rate	4.75%
senior note				Default rate	1.00%
Investment in unconsolidated entity,	-	8,541	Discounted cash flow	Discount rate	11.00%
subordinated note				Default rate	1.00%
Assets held for sale	304,313	360,711	Discounted cash flow	Discount rate	3.89%-9.59%
Subordinated debentures	9,173	9,290	Discounted cash flow	Discount rate	7.00%

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2017 and 2016 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 3,559	$ -	$ -	$ 3,559
Other real estate owned	450	-	-	450
Intangible assets	5,377	-	-	5,377
	$ 9,386	$ -	$ -	$ 9,386

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$ 3,685	$ -	$ -	$ 3,685
Other real estate owned	104	-	-	104
Intangible assets	6,906	-	-	6,906
	$ 10,695	$ -	$ -	$ 10,695
(1)

The method of valuation approach for the impaired loans and other real estate owned was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7-10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At December 31, 2017, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at estimated fair value of $3.6 million.  To arrive at that fair value, related loan principal of $5.5 million was reduced by specific reserves of $1.9 million within the allowance for loan losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  Included in the impaired balance at December 31, 2017, were troubled debt restructured loans with a balance of $1.8 million which had specific reserves of $501,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of December 31, 2017, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $59.7 million.  Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR.  The Company recorded income of $2.0 million, $3.2 million and $984,000 for the years ended December 31, 2017, 2016 and 2015, respectively, to recognize the fair value of derivative instruments.  At December 31, 2017, the amount receivable by the Company under these swap agreements was $1.2 million.  At December 31, 2016, the amount receivable by the Company under these swap agreements was $3.0 million.  At December 31, 2017 and 2016, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $757,000 and $2,000, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2017 are summarized below (in thousands):

	December 31, 2017
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.39%	$ 378
August 17, 2025	2,500	2.27%	1.42%	9
August 17, 2025	2,500	2.27%	1.42%	9
December 11, 2025	2,400	2.14%	1.54%	35
December 23, 2025	6,800	2.16%	1.67%	92
December 24, 2025	8,200	2.17%	1.67%	100
January 28, 2026	3,000	1.87%	1.38%	104
July 20, 2026	6,300	1.44%	1.36%	450
December 12, 2026	3,200	2.26%	1.55%	27
January 4, 2027	10,100	2.35%	1.34%	18
April 27, 2027	4,400	2.32%	1.37%	21
Total	$ 59,700			$ 1,243

The $1.2 million fair value of the outstanding derivatives at December 31, 2017 as detailed in the above table, were recorded in other assets on the consolidated balance sheet.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  The Bank has entered into consent orders with the FDIC which prohibits the Bank from paying dividends without prior FDIC approval. In addition, the Company received a Supervisory Letter from the Federal Reserve pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the distributions on the Company’s trust preferred securities due December 15, 2017.  Future payments are subject to future approval by the Federal Reserve. (See Note I)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time reflecting a variety of factors including deterioration in asset quality.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 331,500	17.09%	$ 155,183	>=8.00	N/A	N/A
The Bancorp Bank	320,743	16.59%	154,648	8.00	193,310	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	324,404	16.73%	116,387	>=6.00	N/A	N/A
The Bancorp Bank	313,648	16.23%	115,986	6.00	154,648	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	324,404	7.90%	168,442	>=4.00	N/A	N/A
The Bancorp Bank	313,648	7.61%	167,782	4.00	209,728	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	324,404	16.73%	77,591	>=4.00	N/A	N/A
The Bancorp Bank	313,648	16.23%	86,990	4.50	125,652	>= 6.50%

As of December 31, 2016
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 296,937	13.63%	$ 174,290	>=8.00	N/A	N/A
The Bancorp Bank	293,348	13.53%	173,437	8.00	216,796	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	290,605	13.34%	130,717	>=6.00	N/A	N/A
The Bancorp Bank	287,016	13.24%	130,078	6.00	173,437	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	290,605	6.90%	168,442	>=4.00	N/A	N/A
The Bancorp Bank	287,016	6.84%	167,782	4.00	211,595	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	290,605	13.34%	87,145	>=4.00	N/A	N/A
The Bancorp Bank	287,016	13.24%	97,558	4.50	140,917	>= 6.50%

As of December 31, 2017, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, capital rules were modified as part of a multi-year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

In 2017, the FDIC informed the Bank that it would pursue a civil money penalty for which the Bank accrued of $2.3 million of expense in that year.  The FDIC’s action principally emanates from one of the Bank’s third party payment processors suffering an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than that disclosed by the Bank. Impacted consumers are being reimbursed by the third party processor at its own expense.

The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations.  The consent orders required the Bank to pay a $3.0 million civil money penalty in 2015, and to substantially revise and enhance its compliance programs with respect to the Bank Secrecy Act, or BSA, Anti-Money Laundering Act, or AML, and other areas.  As a result of these orders, the Bank incurred significant remediation expenses for third party consultants in 2016 and 2015.  The vast majority of the expense was to perform a “lookback” to analyze historical transactions which was concluded in the third quarter of 2016.  Additional permanent expenses have and will result due to a significant increase in the number of employees performing BSA/AML related functions.  The consent orders restrict the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating ACH transactions for new merchant-related payments.  The removal of these limitations depends upon the Bank’s issuance of a BSA report to the FDIC summarizing the completion of certain corrective action and the FDIC’s approval thereof.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third Party Processor and the Bank is indemnified by the Third Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third Party Processor at its own expense.  The Bank is in the process of complying with the written documentation and audit requirements of the Restitution Order.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2017	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 28,449	$ 30,813	$ 31,914	$ 30,844
Net interest income	24,877	27,215	27,901	26,687
Provision for loan and lease losses	1,000	350	800	770
Non-interest income	24,219	18,173	29,007	20,149
Non-interest expense	37,783	37,363	43,883	35,885
Income from continuing operations before income tax expense	10,313	7,675	12,225	10,181
Income tax expense (benefit)	4,011	(9,923)	5,455	23,513
Net income (loss) from continuing operations	6,302	17,598	6,770	(13,332)
Net income from discontinued operations, net of tax	1,661	1,266	511	897
Net income (loss) available to common shareholders	$ 7,963	$ 18,864	$ 7,281	$ (12,435)

Net earnings (loss) per share from continuing operations - basic	$ 0.11	$ 0.32	$ 0.12	$ (0.24)
Net earnings per share from discontinued operations - basic	$ 0.03	$ 0.02	$ 0.01	$ 0.02
Net earnings (loss) per share - basic	$ 0.14	$ 0.34	$ 0.13	$ (0.22)

Net earnings (loss) per share from continuing operations - diluted	$ 0.11	$ 0.32	$ 0.12	$ (0.24)
Net earnings per share from discontinued operations - diluted	$ 0.03	$ 0.02	$ 0.01	$ 0.02
Net earnings (loss) per share - diluted	$ 0.14	$ 0.34	$ 0.13	$ (0.22)

	Three months ended
2016	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 23,651	$ 23,944	$ 26,732	$ 27,892
Net interest income	20,556	20,890	23,542	24,978
Provision for loan and lease losses	-	1,060	750	1,550
Non-interest income	18,688	9,540	19,904	(5,646)
Non-interest expense	55,138	57,136	44,171	42,128
Loss from continuing operations before income tax expense	(15,894)	(27,766)	(1,475)	(24,346)
Income tax expense (benefit)	(5,272)	(10,004)	55	2,557
Net loss from continuing operations	(10,622)	(17,762)	(1,530)	(26,903)
Net loss from discontinued operations, net of tax	(290)	(13,598)	(24,021)	(1,766)
Net loss available to common shareholders	$ (10,912)	(31,360)	(25,551)	(28,669)

Net loss per share from continuing operations - basic	$ (0.28)	$ (0.47)	$ (0.03)	$ (0.49)
Net loss per share from discontinued operations - basic	$ (0.01)	$ (0.36)	$ (0.51)	$ (0.03)
Net loss per share - basic	$ (0.29)	$ (0.83)	$ (0.54)	$ (0.52)

Net loss per share from continuing operations - diluted	$ (0.28)	$ (0.47)	$ (0.03)	$ (0.49)
Net loss per share from discontinued operations - diluted	$ (0.01)	$ (0.36)	$ (0.51)	$ (0.03)
Net loss per share - diluted	$ (0.29)	$ (0.83)	$ (0.54)	$ (0.52)

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Cash and due from banks	$ 15,270	$ 8,271
Investment in subsidiaries	312,961	295,788
Other assets	9,347	8,328
Total assets	$ 337,578	$ 312,387

Liabilities and stockholders' equity
Other liabilities	$ 28	$ 23
Subordinated debentures	13,401	13,401
Stockholders' equity	324,149	298,963
Total liabilities and stockholders' equity	$ 337,578	$ 312,387

Condensed Statements of Operations

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Income
Interest on intercompany loans	$ -	$ -	$ 4
Other income	31,852	40,851	36,283
Total income	31,852	40,851	36,287

Expense
Interest on subordinated debentures	586	520	448
Non-interest expense	37,465	42,416	37,137
Total expense	38,051	42,936	37,585
Equity in undistributed income of subsidiaries	25,097	(94,407)	14,730
Income (loss) before tax benefit	18,898	(96,492)	13,432
Income tax benefit	(2,775)	-	-
Net income (loss) available to common shareholders	$ 21,673	$ (96,492)	$ 13,432

Condensed Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$ 21,673	$ (96,492)	$ 13,432
Decrease in other assets	3,045	1,308	1,580
Increase (decrease) in other liabilities	5	2	(18)
Stock based compensation expense	3,245	2,761	1,975
Equity in undistributed (income) loss	(25,097)	94,407	(14,730)
Net cash provided by operating activities	2,871	1,986	2,239

Investing activities
Net (increase) decrease in loans	-	-	3,857
Contribution to subsidiary	-	(78,000)	(3,009)
Net cash provided by (used in) investing activities	-	(78,000)	848

Financing activities
Proceeds from the issuance of common stock	-	74,812	-
Proceeds from advances from subsidiaries	4,128	-	-
Net cash provided by financing activities	4,128	74,812	-
Net increase (decrease) in cash and cash equivalents	6,999	(1,202)	3,087
Cash and cash equivalents, beginning of year	8,271	9,473	6,386
Cash and cash equivalents, end of year	$ 15,270	$ 8,271	$ 9,473

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

	For the year ended December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 78,464	$ -	$ 43,556	$ -	$ 122,020
Interest allocation	-	43,556	(43,556)	-	-
Interest expense	3,455	10,475	1,410	-	15,340
Net interest income	75,009	33,081	(1,410)	-	106,680
Provision for loan and lease losses	2,920	-	-	-	2,920
Non-interest income	27,952	61,781	1,815	-	91,548
Non-interest expense	56,472	71,029	27,413	-	154,914
Income (loss) from continuing operations before taxes	43,569	23,833	(27,008)	-	40,394
Income taxes	-	-	23,056	-	23,056
Income (loss) from continuing operations	43,569	23,833	(50,064)	-	17,338
Income from discontinued operations	-	-	-	4,335	4,335
Net income (loss)	$ 43,569	$ 23,833	$ (50,064)	$ 4,335	$ 21,673

	For the year ended December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 67,506	$ 2	$ 34,711	$ -	$ 102,219
Interest allocation	-	34,711	(34,711)	-	-
Interest expense	2,958	7,554	1,741	-	12,253
Net interest income	64,548	27,159	(1,741)	-	89,966
Provision for loan and lease losses	3,360	-	-	-	3,360
Non-interest income	(27,913)	63,172	7,228	-	42,486
Non-interest expense	64,266	117,888	16,420	-	198,573
Loss from continuing operations before taxes	(30,991)	(27,557)	(10,933)	-	(69,481)
Income tax benefit	-	-	(12,664)	-	(12,664)
Income (loss) from continuing operations	(30,991)	(27,557)	1,731	-	(56,817)
Loss from discontinued operations	-	-	-	(39,675)	(39,675)
Net income (loss)	$ (30,991)	$ (27,557)	$ 1,731	$ (39,675)	$ (96,492)

	For the year ended December 31, 2015
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 49,789	$ 11	$ 33,730	$ -	$ 83,530
Interest allocation	-	33,730	(33,730)	-	-
Interest expense	5,039	7,445	1,115	-	13,599
Net interest income	44,750	26,296	(1,115)	-	69,931
Provision for loan and lease losses	2,100	-	-	-	2,100
Non-interest income	17,891	97,963	17,213	-	133,067
Non-interest expense	47,863	128,828	17,397	-	194,088
Income (loss) from continuing operations before taxes	12,678	(4,569)	(1,299)	-	6,810
Income taxes	-	-	1,450	-	1,450
Income (loss) from continuing operations	12,678	(4,569)	(2,749)	-	5,360
Income from discontinued operations	-	-	-	8,072	8,072
Net income (loss)	$ 12,678	$ (4,569)	$ (2,749)	$ 8,072	$ 13,432

December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,865,572	$ 29,615	$ 2,508,647	$ 304,313	$ 4,708,147
Total liabilities	$ 653,952	$ 3,371,730	$ 358,316	$ -	$ 4,383,998

December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,019,180	$ 27,935	$ 2,450,288	$ 360,711	$ 4,858,114
Total liabilities	$ 596,574	$ 3,401,142	$ 561,435	$ -	$ 4,559,151

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,
	2017	2016	2015
		(in thousands)
Interest income	$ 12,655	$ 18,275	$ 28,925
Interest expense	-	-	-
Provision for loan and lease losses	-	-	-
Net interest income after provision	12,655	18,275	28,925

Non-interest income	1,095	749	2,513
Non-interest expense	9,691	62,141	18,645

Income (loss) before taxes	4,059	(43,117)	12,793
Income tax (benefit) provision	(276)	(3,442)	4,721
Net income (loss)	$ 4,335	$ (39,675)	$ 8,072

	December 31,	December 31,
	2017	2016
	(in thousands)
Loans, net	$ 270,050	$ 340,396
Other assets	34,262	20,315
Total assets	$ 304,313	$ 360,711

Based upon an independent third party review performed as of September 30, 2014, the first reporting date after discontinuance of commercial loan operations, the Company marked the $1.20 billion commercial lending portfolio balance as of that date to lower of cost or market.  An independent third party financial advisory firm assisted in the lower of cost or market valuation, using the income approach in a discounted cash flow model.  Large balance commercial loans were modeled on a loan level basis. Small balance commercial loans were modeled on a pool basis where loans are grouped by common characteristics including loan type, loan collateral, amortization type and coupon.  The expected cash flows for the loans or pools were derived from the contractual loan terms, adjusted for prepayments and credit considerations as applicable.  An independent third party also assisted in the valuation by reviewing the majority of the credit portfolio for credit inputs into the model. Subsequently, credit reviews were performed internally.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  Discount rates used in the model were derived from observable market interest rates or credit spreads for comparable loans including national and regional commercial loan pricing surveys, dealer market research and market pricing quotations for new issuance.  Market quoted interest rates were adjusted for the subject loan or pool to account for differences in loan characteristics including loan term, loan size, loan vintage and loan credit quality.  These analyses are performed at each quarterly and annual reporting period based on available internal and external inputs including loan workout and loan review department inputs.

Various elements of the lower of cost or market valuation are as follows:

Measured on a recurring basis	Valuation techniques	Significant unobservable inputs	Range

Large balance commercial loans	Discounted cash flows	Discount rate	3.89%-9.59%

Small balance commercial loans	Discounted cash flows	Discount rate	4.39%-7.52%

   The Company has securitized or sold loans with a book value of approximately $406.8 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $406.8 million of loans sold had a face value of approximately $481.7 million. Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were securitized in the fourth quarter of 2014 to WS 2014.  The securitization is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the securitization was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans securitized, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  In the third quarter of 2016, $64.6 million of loans were sold at minimal gain.  The Company continues to pursue additional loan dispositions.  At December 31, 2017, the balance of WS 2014 was $74.5 million.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2017.  Their report dated March 16, 2018 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc.  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in the 2018 Proxy Statement to be filed is incorporated herein by reference

Item 11. Executive Compensation

Information included in the 2018 Proxy Statement to be filed is incorporated herein by reference

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2018 Proxy Statement to be filed is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in the 2018 Proxy Statement to be filed is incorporated herein by reference

Item 14. Principal Accountant Fees and Services

Information included in the 2018 Proxy Statement to be filed is incorporated herein by reference

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report on From 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2017 and 2016

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2017

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2017

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2017

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (11)
3.1.3	Amendment to Certificate of Incorporation filed May 18, 2016 (11)
3.2	Amended and Restated Bylaws (12)
4.1	Specimen stock certificate (1)
10.1	1999 Stock Option Plan (the “1999 SOP”) (2)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP (2)
10.3	Form of Grant of Incentive Stock Options under the 1999 SOP (2)
10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) (3)
10.5	Form of Grant of Non-Qualified Stock Option under the 2005 Plan (4)
10.6	Form of Grant of Incentive Stock Option under the 2005 Plan (4)
10.7	Form of Stock Unit Award Agreement under the 2005 Plan (5)
10.8	Stock Option and Equity Plan of 2011 (7)
10.9	Form of Grant of Nonqualified Stock Option under the 2011 Plan (6)
10.10	Form of Restricted Stock Unit Award Agreement (8)
10.11.1	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (9)
10.11.2	Amendment One to Stock Option and Equity Plan of 2013 *
10.12	Form of Grant of Stock Option under the 2013 Plan (10)
10.13	Form of Grant of Stock Award under the 2013 Plan (10)
10.14	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (13)
10.15	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (14)

10.16	Letter Agreement with Damian Kozlowski (15)
10.17	Letter Agreement with Hugh McFadden (15)
10.18	Letter Agreement with John Leto (15)
10.19	Securities Purchase Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (16)
10.20	Registration Rights Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (16)
10.21	Subscription Agreement, dated August 5, 2016, between The Bancorp, Inc. and the purchasers named therein (16)
12.1	Ratio of earnings to fixed changes *
21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *

*	Filed herewith.
(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein (File No. 000-51018).
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed March 23, 2011, and by this reference incorporated herein (File No. 000-51018).
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein (File No. 000-51018).
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein (File No. 000-51018).
(10)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein (File No. 000-51018).
(11)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(12)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017 (File No. 000-51018).
(13)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein (File No. 000-51018).

(14)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015, and by this reference incorporated herein (File No. 000-51018).
(15)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed August 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(16)	Filed previously as an exhibit to our current report on Form 8-K filed August 8, 2016, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2018	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

/s/ Damian M. Kozlowski	Chief Executive Officer	March 16, 2018
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ John C. Chrystal	Director	March 16, 2018
JOHN C. CHRYSTAL

/s/ Daniel G. Cohen	Director	March 16, 2018
DANIEL G. COHEN

/s/ Walter T. Beach	Director	March 16, 2018
WALTER T. BEACH

/s/ Michael J. Bradley	Director	March 16, 2018
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 16, 2018
MATTHEW COHN

/s/ William H. Lamb	Director	March 16, 2018
WILLIAM H. LAMB

/s/ James J. McEntee III	Director	March 16, 2018
JAMES J. MCENTEE III

/s/ Mei-Mei Tuan	Director	March 16, 2018
EI-MEI TUAN

/s/ Hersh Kozlov	Director	March 16, 2018
HERSH KOZLOV

/s/ John Eggemeyer	Director	March 16, 2018
JOHN EGGEMEYER

/s/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 16, 2018
PAUL FRENKIEL	(principal accounting officer)