Form 10-Q
period 2018-03-31
Bancorp, Inc.
filed 2018-05-10
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2018

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

As of  May 4, 2018, there were 56,307,238 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 1,999	$ 3,152
Interest earning deposits at Federal Reserve Bank	508,847	841,471
Securities purchased under agreements to resell	64,312	64,312
Total cash and cash equivalents	575,158	908,935

Investment securities, available-for-sale, at fair value	1,381,020	1,294,484
Investment securities, held-to-maturity (fair value $85,949 and $85,345, respectively)	86,370	86,380
Commercial loans held for sale	349,806	503,316
Loans, net of deferred loan fees and costs	1,463,064	1,392,228
Allowance for loan and lease losses	(7,285)	(7,096)
Loans, net	1,455,779	1,385,132
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991
Premises and equipment, net	19,052	20,051
Accrued interest receivable	11,778	10,900
Intangible assets, net	4,995	5,377
Other real estate owned	405	450
Deferred tax asset, net	38,139	34,802
Investment in unconsolidated entity, at fair value	70,016	74,473
Assets held for sale from discontinued operations	289,038	304,313
Other assets	86,553	78,543
Total assets	$ 4,369,100	$ 4,708,147

LIABILITIES
Deposits
Demand and interest checking	$ 3,461,881	$ 3,806,965
Savings and money market	493,288	453,877
Total deposits	3,955,169	4,260,842

Securities sold under agreements to repurchase	182	217
Subordinated debentures	13,401	13,401
Long-term borrowings	42,157	42,323
Other liabilities	28,299	67,215
Total liabilities	4,039,208	4,383,998

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,307,088 and 55,861,150
shares issued at March 31, 2018 and December 31, 2017, respectively	56,307	55,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	363,605	363,196
Accumulated deficit	(75,345)	(89,485)
Accumulated other comprehensive loss	(13,809)	(4,557)
Total shareholders' equity	329,892	324,149

Total liabilities and shareholders' equity	$ 4,369,100	$ 4,708,147

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2018	2017
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 23,302	$ 17,629
Interest on investment securities:
Taxable interest	9,699	9,005
Tax-exempt interest	60	72
Federal funds sold/securities purchased under agreements to resell	414	227
Interest earning deposits	1,832	1,516
	35,307	28,449
Interest expense
Deposits	4,969	3,434
Short-term borrowings	104	-
Subordinated debenture	160	138
	5,233	3,572
Net interest income	30,074	24,877
Provision for loan and lease losses	700	1,000
Net interest income after provision for loan and lease losses	29,374	23,877

Non-interest income
Service fees on deposit accounts	1,576	1,675
Card payment and ACH processing fees	1,692	1,528
Prepaid card fees	14,282	13,547
Gain on sale of loans	11,729	5,383
Gain on sale of investment securities	26	503
Change in value of investment in unconsolidated entity	(1,171)	(19)
Leasing income	487	551
Affinity fees	102	1,021
Other	372	30
Total non-interest income	29,095	24,219

Non-interest expense
Salaries and employee benefits	21,073	18,006
Depreciation and amortization	1,031	1,206
Rent and related occupancy cost	1,359	1,461
Data processing expense	2,005	3,480
Printing and supplies	189	505
Audit expense	469	421
Legal expense	2,431	1,738
Amortization of intangible assets	383	379
Losses on sale and write downs on other real estate owned	45	-
FDIC insurance	2,219	2,065
Software	3,291	3,228
Insurance	621	678
Telecom and IT network communications	326	592
Consulting	665	534
Civil money penalty	(290)	-
Other	3,232	3,490
Total non-interest expense	39,049	37,783
Income from continuing operations before income taxes	19,420	10,313
Income tax expense	5,399	4,011
Net income from continuing operations	$ 14,021	$ 6,302
Discontinued operations

Income from discontinued operations before income taxes	156	2,667
Income tax expense	37	1,006
Income from discontinued operations, net of tax	119	1,661
Net income available to common shareholders	$ 14,140	$ 7,963

Net income per share from continuing operations - basic	$ 0.25	$ 0.11
Net income per share from discontinued operations - basic	$ -	$ 0.03
Net income per share - basic	$ 0.25	$ 0.14

Net income per share from continuing operations - diluted	$ 0.25	$ 0.11
Net income per share from discontinued operations - diluted	$ -	$ 0.03
Net income per share - diluted	$ 0.25	$ 0.14

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2018	2017
	(in thousands)

Net income	$ 14,140	$ 7,963
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain (loss) during the period	(12,658)	4,273
Reclassification adjustments for gains included in income	(26)	(503)
Amortization of losses previously held as available-for-sale	10	9
Net unrealized gain (loss)	(12,674)	3,779

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(3,418)	1,709
Reclassification adjustments for gains included in income	(7)	(201)
Amortization of losses previously held as available-for-sale	3	4
Income tax (benefit) expense related to items of other comprehensive income	(3,422)	1,512

Other comprehensive income (loss) net of tax and reclassifications into net income	(9,252)	2,267
Comprehensive income	$ 4,888	$ 10,230

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2018
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	loss	Total

Balance at January 1, 2018	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income	-	-	-	-	14,140	-	14,140
Common stock issued from option exercises,
net of tax benefits	12,594	13	-	99	-	-	112
Common stock issued from restricted shares,
net of tax benefits	433,344	433	-	(433)	-	-	-
Stock-based compensation	-	-	-	743	-	-	743
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,252)	(9,252)

Balance at March 31, 2018	56,307,088	$ 56,307	$ (866)	$ 363,605	$ (75,345)	$ (13,809)	$ 329,892

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net income from continuing operations	$ 14,021	$ 6,302
Net income from discontinued operations	119	1,661
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,414	1,585
Provision for loan and lease losses	700	1,000
Net amortization of investment securities discounts/premiums	3,580	2,219
Stock-based compensation expense	743	775
Loans originated for sale	(152,574)	(100,618)
Sale of loans originated for resale	316,124	24,974
Gain on sales of loans originated for resale	(11,661)	(5,383)
Gain on sale of fixed assets	-	(13)
Fair value adjustment on investment in unconsolidated entity	1,171	(19)
Writedown of other real estate	45	-
Change in fair value loans held for sale	1,455	155
Change in fair value of derivatives	(1,524)	(450)
Gain on sales of investment securities	(26)	(503)
Decrease (increase) in accrued interest receivable	(878)	293
Increase in other assets	(8,011)	(5,033)
Change in fair value discontinued loans held for sale	960	-
Decrease (increase) in discontinued assets held for sale	(263)	5,102
Increase (decrease) in other liabilities	(22,357)	1,778
Net cash provided by (used in) operating activities	143,038	(66,175)

Investing activities
Purchase of investment securities available-for-sale	(157,980)	(36,693)
Proceeds from sale of investment securities available-for-sale	-	30,374
Proceeds from redemptions and prepayments of securities available-for-sale	40,276	41,127
Net increase in loans	(71,379)	(41,254)
Net decrease in discontinued loans held for sale	14,578	14,323
Proceeds from sale of fixed assets	-	132
Purchases of premises and equipment	-	(193)
Investment in unconsolidated entity	3,286	967
Net cash (used in) provided by investing activities	(171,219)	8,783

Financing activities
Net decrease in deposits	(305,673)	(202,505)
Net decrease in securities sold under agreements to repurchase	(35)	(1)
Common stock issuance expense	-	(200)
Proceeds from the issuance of common stock	112	-
Net cash used in financing activities	(305,596)	(202,706)

Net decrease in cash and cash equivalents	(333,777)	(260,098)

Cash and cash equivalents, beginning of period	908,935	999,059

Cash and cash equivalents, end of period	$ 575,158	$ 738,961

Supplemental disclosure:
Interest paid	$ 5,114	$ 3,566
Taxes paid	$ 40	$ 35

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.   The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC), vehicle fleet and other equipment leasing, Small Business Administration (SBA) loans and commercial  mortgage-backed loans (CMBS) generated for sale into commercial mortgage-backed securities markets primarily through securitizations.   Through the Bank, the Company also provides banking services nationally, which include prepaid card accounts, private label banking, institutional banking, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K Report).  The results of operations for the three month period ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

Revenue Recognition

The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. The Company’s contracts generally do not contain terms that require significant judgement to determine the variability impacting the transaction price.

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer. As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration. Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less. The Company’s revenue streams that are in scope include prepaid card, card payment, ACH  and deposit processing and other fees. The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in the ASU are largely consistent with current practices applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

Prepaid card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis. Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred.  The Company earns transactional and/or interchange fees on prepaid card accounts when transactions occur and revenue is billed and collected monthly or quarterly. Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the income statement. Card payment and ACH processing fees include transaction fees earned for processing merchant transactions.  Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly. ACH processing fees are earned on a per item basis as the transactions are processed for third party clients and are also billed and collected monthly. Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts. Revenue for these services is recognized monthly as the services are performed. The Company’s customer contracts do not typically have performance obligations and fees are collected and earned when the transaction occurs. The Company may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts. Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At March 31, 2018, the Company had  two active  stock-based compensation plans, which are more fully described in its 2017 Form 10-K Report.

The Company did not grant stock options during the three month period ended March 31, 2018 or 2017.  There were 15,000  common stock options exercised in the three month period ended March 31, 2018.  There were no common stock options exercised in the three month period ended March 31, 2017.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2018	1,452,625	$ 8.30	4.64	$ -
Granted	-	-	-	-
Exercised	(15,000)	9.13	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2018	1,437,625	$ 8.29	4.40	$ 3,608,029
Exercisable at March 31, 2018	1,201,375	$ 8.56	3.67	$ 2,685,754

The Company did not grant restricted stock units (RSUs) in the first three months of 2018. In the first three months of 2017, the Company granted 799,559 restricted RSUs of which 664,559 had a vesting period of three years and 135,000 had a vesting period of one year.  All the RSUs granted in the first quarter of 2017 had a fair value of $5.06 at issuance.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2018	1,264,454	$ 5.49	1.67
Granted	-	-
Vested	(433,344)	4.94
Forfeited	-	-
Outstanding at March 31, 2018	831,110	$ 5.78	1.64

As of March 31, 2018, there was a total of $4.3 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.7 years.  Related compensation expense for the three months ended March 31, 2018 and 2017 was $743,000 and $775,000, respectively.  The total intrinsic value of options that were exercised and restricted units which vested during the first three months of 2018 and 2017 was $4.6 million and $2.4 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2018 and 2017 was $2.1 million and $1.9 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 14,021	56,141,830	$ 0.25
Effect of dilutive securities
Common stock options	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 14,021	57,023,121	$ 0.25

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 119	56,141,830	$ -
Effect of dilutive securities
Common stock options	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 119	57,023,121	$ -

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 14,140	56,141,830	$ 0.25
Effect of dilutive securities
Common stock options	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 14,140	57,023,121	$ 0.25

Stock options for 1,437,625 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at March 31, 2018, and  included in the dilutive shares because the exercise price per share was less than the average market price.

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

Stock options for 2,019,125 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at March 31, 2017 but were not included in dilutive shares because the exercise price per share was less than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

Available-for-sale	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 58,376	$ 3	$ (898)	$ 57,481
Asset-backed securities *	264,753	1,237	(429)	265,561
Tax-exempt obligations of states and political subdivisions	9,894	50	(67)	9,877
Taxable obligations of states and political subdivisions	60,850	964	(764)	61,050
Residential mortgage-backed securities	429,891	597	(9,647)	420,841
Collateralized mortgage obligation securities	292,802	146	(4,786)	288,162
Commercial mortgage-backed securities	282,416	4	(4,372)	278,048
	$ 1,398,982	$ 3,001	$ (20,963)	$ 1,381,020

March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 86,515	$ 183	$ (429)	$ 86,269
Collateralized loan obligation securities	170,843	1,015	-	171,858
Other	7,395	39	-	7,434
	$ 264,753	$ 1,237	$ (429)	$ 265,561

Held-to-maturity	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,046	$ 94	$ (1,928)	$ 9,212
Other debt securities - pooled	75,324	1,413	-	76,737
	$ 86,370	$ 1,507	$ (1,928)	$ 85,949

Available-for-sale	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 50,107	$ 21	$ (226)	$ 49,902
Asset-backed securities *	269,164	1,196	(275)	270,085
Tax-exempt obligations of states and political subdivisions	9,893	131	(36)	9,988
Taxable obligations of states and political subdivisions	64,739	1,377	(255)	65,861
Residential mortgage-backed securities	452,723	727	(4,598)	448,852
Collateralized mortgage obligation securities	248,663	148	(2,318)	246,493
Commercial mortgage-backed securities	204,469	585	(1,751)	203,303
	$ 1,299,758	$ 4,185	$ (9,459)	$ 1,294,484

December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 90,140	$ 271	$ (270)	$ 90,141
Collateralized loan obligation securities	170,825	880	(5)	171,700
Other	8,199	45	-	8,244
	$ 269,164	$ 1,196	$ (275)	$ 270,085

Held-to-maturity	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,031	$ 105	$ (2,516)	$ 8,620
Other debt securities - pooled	75,349	1,376	-	76,725
	$ 86,380	$ 1,481	$ (2,516)	$ 85,345

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of the Company’s investment securities at March 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 1,998	$ 1,994	$ -	$ -
Due after one year through five years	41,475	41,204	-	-
Due after five years through ten years	317,468	311,934	-	-
Due after ten years	1,038,041	1,025,888	86,370	85,949
	$ 1,398,982	$ 1,381,020	$ 86,370	$ 85,949

At March 31, 2018 and December 31, 2017, investment securities with a fair value of approximately $496.1 million and $310.9 million, respectively, were pledged to secure a line of credit with the Federal Home Loan Bank.  At March 31, 2018 and December 31, 2017, investment securities with a fair value of approximately $281.4 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Fair value of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair value of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, or prices provided by securities dealers with expertise in the securities being evaluated, or actual trade data from an independent pricing service.   The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities.  The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first three months of 2018.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2018 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	11	$ 56,423	$ (898)	$ -	$ -	$ 56,423	$ (898)
Asset-backed securities	11	18,631	(65)	36,637	(364)	55,268	(429)
Tax-exempt obligations of states and
political subdivisions	4	2,982	(18)	1,111	(49)	4,093	(67)
Taxable obligations of states and
political subdivisions	23	36,376	(636)	3,056	(128)	39,432	(764)
Residential mortgage-backed securities	122	245,285	(4,632)	137,063	(5,015)	382,348	(9,647)
Collateralized mortgage obligation securities	45	161,315	(2,742)	59,657	(2,044)	220,972	(4,786)
Commercial mortgage-backed securities	28	253,799	(4,246)	3,133	(126)	256,932	(4,372)
Total temporarily impaired
investment securities	244	$ 774,811	$ (13,237)	$ 240,657	$ (7,726)	$ 1,015,468	$ (20,963)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,201	$ (1,928)	$ 7,201	$ (1,928)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,201	$ (1,928)	$ 7,201	$ (1,928)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2017 (dollars in thousands):

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

Other securities included in the held-to-maturity classification at March 31, 2018 consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

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

The following table provides additional information related to the Company’s single issuer trust preferred securities as of March 31, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,916	$ 2,010	$ 94	Not rated
Security B	9,129	7,201	(1,928)	Not rated

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

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  These sales are accounted for as true sales and servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At March 31, 2018, the fair value of the loans held for sale was $349.8 million and their book value was $346.6 million.  Included in the gain on sale of loans in the Statements of Operations were losses recognized from changes in fair value of $1.5 million for the three months ended March 31, 2018.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees, on the Statements of Operations.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	March 31,	December 31,
	2018	2017

SBA non-real estate	$ 75,225	$ 70,379
SBA commercial mortgage	149,227	142,086
SBA construction	20,143	16,740
SBA loans *	244,595	229,205
Direct lease financing	385,467	377,660
SBLOC	759,369	730,462
Other specialty lending	45,729	30,720
Other consumer loans	17,416	14,133
	1,452,576	1,382,180
Unamortized loan fees and costs	10,488	10,048
Total loans, net of deferred loan fees and costs	$ 1,463,064	$ 1,392,228

Included in the table above are demand deposit overdrafts reclassified as loan balances totaling $6.2 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 252,457	$ 236,724
SBA loans included in held for sale	172,030	165,177
Total SBA loans	$ 424,487	$ 401,901

The following table provides information about impaired loans at March 31, 2018 and December 31, 2017 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2018
Without an allowance recorded
SBA non-real estate	$ 652	$ 1,204	$ -	$ 555	$ -
SBA commercial mortgage	-	83	-	-	-
Direct lease financing	526	637	-	378	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,690	1,690	-	1,692	-
With an allowance recorded					-
SBA non-real estate	1,954	1,954	1,464	2,177	-
SBA commercial mortgage	458	458	74	575	-
Direct lease financing	1,006	1,006	74	503	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,606	3,158	1,464	2,732	-
SBA commercial mortgage	458	541	74	575	-
Direct lease financing	1,532	1,643	74	881	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,690	1,690	-	1,692	-
	$ 6,286	$ 7,032	$ 1,612	$ 5,880	$ -

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned as of the dates indicated (the Company had no non-accrual leases at March 31, 2018 or December 31, 2017) (in thousands):

	March 31,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 1,647	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,411	1,414
Total non-accrual loans	3,516	3,996

Loans past due 90 days or more	2,643	227
Total non-performing loans	6,159	4,223
Other real estate owned	405	450
Total non-performing assets	$ 6,564	$ 4,673

The Company’s loans that were modified as of March 31, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	3	$ 959	$ 959	5	$ 1,476	$ 1,476
Direct lease financing	3	1,532	1,532	1	230	230
Consumer	2	530	530	2	535	535
Total	8	$ 3,021	$ 3,021	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 108	$ 851	$ -	$ 115	$ 1,361
Direct lease financing	-	1,006	526	-	-	230
Consumer	-	-	530	-	-	535
Total	$ -	$ 1,114	$ 1,907	$ -	$ 115	$ 2,126

The following table summarizes, as of March 31, 2018, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 185
Total	1	$ 185

As of March 31, 2018 and December 31, 2017, the Company had a commitment to extend $228,000 on one loan classified as  a troubled debt restructuring.  However, based upon available information, the borrower does not intend to draw on the commitment.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
March 31, 2018
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(388)	(157)	-	(56)	-	-	(14)	-	(615)
Recoveries	40	6	-	58	-	-	-	-	104
Provision (credit)	391	130	97	(23)	15	92	15	(17)	700
Ending balance	$ 3,188	$ 1,099	$ 233	$ 1,474	$ 380	$ 149	$ 582	$ 180	$ 7,285

Ending balance: Individually evaluated for impairment	$ 1,464	$ 74	$ -	$ -	$ -	$ 74	$ -	$ -	$ 1,612

Ending balance: Collectively evaluated for impairment	$ 1,724	$ 1,025	$ 233	$ 1,474	$ 380	$ 75	$ 582	$ 180	$ 5,673

Loans:
Ending balance	$ 75,225	$ 149,227	$ 20,143	$ 385,467	$ 759,369	$ 45,729	$ 17,416	$ 10,488	$ 1,463,064

Ending balance: Individually evaluated for impairment	$ 2,606	$ 458	$ -	$ 1,532	$ -	$ -	$ 1,690	$ -	$ 6,286

Ending balance: Collectively evaluated for impairment	$ 72,619	$ 148,769	$ 20,143	$ 383,935	$ 759,369	$ 45,729	$ 15,726	$ 10,488	$ 1,456,778

December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8	-	-	24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 377,660	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 377,431	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,386,753

March 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	6,332
Charge-offs	-	-	-	(35)	-	-	(12)	-	(47)
Recoveries	-	-	-	-	-	-	9	-	9
Provision (credit)	1,096	151	38	(372)	15	10	100	(38)	1,000

Ending balance	$ 3,072	$ 888	$ 114	$ 1,587	$ 330	$ 42	$ 1,072	$ 189	$ 7,294

Ending balance: Individually evaluated for impairment	$ 1,569	$ 145	$ -	$ 166	$ -	$ -	$ -	$ -	$ 1,880

Ending balance: Collectively evaluated for impairment	$ 1,503	$ 743	$ 114	$ 1,421	$ 330	$ 42	$ 1,072	$ 189	$ 5,414

Loans:
Ending balance	$ 75,800	$ 114,703	$ 12,985	$ 363,172	$ 660,423	$ 12,443	$ 16,318	$ 8,283	$ 1,264,127

Ending balance: Individually evaluated for impairment	$ 3,171	$ 908	$ -	$ 684	$ -	$ -	$ 1,719	$ -	$ 6,482

Ending balance: Collectively evaluated for impairment	$ 72,629	$ 113,795	$ 12,985	$ 362,488	$ 660,423	$ 12,443	$ 14,599	$ 8,283	$ 1,257,645

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2018 or December 31, 2017.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
March 31, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 658	$ -	$ 268	$ 1,647	$ 2,573	$ 72,652	$ 75,225
SBA commercial mortgage	-	-	-	458	458	148,769	149,227
SBA construction	-	-	-	-	-	20,143	20,143
Direct lease financing	1,435	794	2,375	-	4,604	380,863	385,467
SBLOC	86	-	-	-	86	759,283	759,369
Other specialty lending	-	-	-	-	-	45,729	45,729
Consumer - other	-	-	-	-	-	8,329	8,329
Consumer - home equity	69	-	-	1,411	1,480	7,607	9,087
Unamortized loan fees and costs	-	-	-	-	-	10,488	10,488
	$ 2,248	$ 794	$ 2,643	$ 3,516	$ 9,201	$ 1,453,863	$ 1,463,064

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

March 31, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,000	$ 3,481	$ 3,588	$ -	$ -	$ 176	$ 1,980	$ 75,225
SBA commercial mortgage	142,845	276	458	-	-	4,087	1,561	149,227
SBA construction	19,384	-	682	-	-	-	77	20,143
Direct lease financing	214,198	-	2,890	-	-	5,132	163,247	385,467
SBLOC	370,497	-	-	-	-	3,653	385,219	759,369
Other specialty lending	45,729	-	-	-	-	-	-	45,729
Consumer	7,970	-	1,616	-	-	-	7,830	17,416
Unamortized loan fees and costs	-	-	-	-	-	-	10,488	10,488
	$ 866,623	$ 3,757	$ 9,234	$ -	$ -	$ 13,048	$ 570,402	$ 1,463,064

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

* For information on targeted loan review thresholds see “Allowance for Loan Losses”

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $2.2 million and $4.7 million as of March 31, 2018 and December 31, 2017, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At March 31, 2018, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $1.6 million at March 31, 2018 and $1.7 million at December 31, 2017.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman is Chairman and has a minority interest. The Company’s Chairman also serves as the President of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In 2018, the Company purchased $3.2 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB. The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at March 31, 2018 and had complied with all terms for all prior repurchase agreements. There were $64.3 million of repurchase agreements outstanding at March 31, 2018 and December 31, 2017, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $812,000  and $1.0 million for legal services for the three months ended March 31, 2018 and March 31, 2017, respectively.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, and discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $575.2 million and $908.9 million as of March 31, 2018 and December 31, 2017, respectively, which approximated fair values.

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

Commercial loans held for sale have estimated fair values based upon either market indications of the sales price of such loans from recent sales transactions or discounted cash flow analysis on an individual loan basis.

The net loan portfolio at March 31, 2018 and December 31, 2017 has been valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value.

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

Discontinued assets held for sale as of March 31, 2018 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as held for sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs.

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

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows.  Based upon time deposit maturities at March 31, 2018, the carrying values approximate their fair values.  The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	March 31, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,381,020	$ 1,381,020	$ -	$ 1,314,769	$ 66,251
Investment securities held-to-maturity	86,370	85,949	-	78,748	7,201
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	349,806	349,806	-	-	349,806
Loans, net of deferred loan fees and costs	1,463,064	1,461,268	-	-	1,461,268
Investment in unconsolidated entity, senior note	70,016	70,016	-	-	70,016
Assets held for sale	289,038	289,038	-	-	289,038
Demand and interest checking	3,461,881	3,461,881	3,461,881	-	-
Savings and money market	493,288	493,288	493,288	-	-
Subordinated debentures	13,401	9,822	-	-	9,822
Securities sold under agreements to repurchase	182	182	182	-	-
Interest rate swaps, asset	2,767	2,767	-	2,767	-

	December 31, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,294,484	$ 1,294,484	$ -	$ 1,253,840	$ 40,644
Investment securities held-to-maturity	86,380	85,345	-	78,745	6,600
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	503,316	503,316	-	-	503,316
Loans, net of deferred loan fees and costs	1,392,228	1,391,701	-	-	1,391,701
Investment in unconsolidated entity, senior note	74,473	74,473	-	-	74,473
Assets held for sale	304,313	304,313	-	-	304,313
Demand and interest checking	3,806,965	3,806,965	3,806,965	-	-
Savings and money market	453,877	453,877	453,877	-	-
Subordinated debentures	13,401	9,173	-	-	9,173
Securities sold under agreements to repurchase	217	217	217	-	-
Interest rate swaps, asset	1,243	1,243	-	1,243	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 57,481	$ -	$ 57,481	$ -
Asset-backed securities	265,561	-	265,561	-
Obligations of states and political subdivisions	70,927	-	70,927	-
Residential mortgage-backed securities	420,841	-	420,841	-
Collateralized mortgage obligation securities	288,162	-	288,162	-
Commercial mortgage-backed securities	278,048	-	211,797	66,251
Total investment securities available-for-sale	1,381,020	-	1,314,769	66,251
Loans held for sale	349,806	-	-	349,806
Investment in unconsolidated entity, senior note	70,016	-	-	70,016
Interest rate swaps, asset	2,767	-	2,767	-
	$ 1,803,609	$ -	$ 1,317,536	$ 486,073

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 49,902	$ -	$ 49,902	$ -
Asset-backed securities	270,085	-	270,085	-
Obligations of states and political subdivisions	75,849	-	75,849	-
Residential mortgage-backed securities	448,852	-	448,852	-
Collateralized mortgage obligation securities	246,493	-	246,493	-
Commercial mortgage-backed securities	203,303	-	162,659	40,644
Total investment securities available-for-sale	1,294,484	-	1,253,840	40,644
Loans held for sale	503,316	-	-	503,316
Investment in unconsolidated entity, senior note	74,473	-	-	74,473
Interest rate swaps, asset	1,243	-	1,243	-
	$ 1,873,516	$ -	$ 1,255,083	$ 618,433

In addition, ASC 820 establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date. Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports.  Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The changes in the Company’s Level 3 assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Beginning balance	$ 40,644	$ -	$ 503,316	$ 663,140
Transfers into level 3	-	19,441	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-	10,206	19,883
Included in other comprehensive loss	(385)	(497)	-	-
Purchases, issuances, sales and settlements
Purchases	28,365	24,112
Issuances	-	-	152,574	521,914
Sales	-	-	(316,290)	(701,621)
Settlements	(2,373)	(2,412)	-	-
Ending balance	$ 66,251	$ 40,644	$ 349,806	$ 503,316

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ (1,406)	$ 911

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Investment in		Assets
	unconsolidated entity		held for sale
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Beginning balance	$ 74,473	$ 126,930	$ 304,313	$ 360,711
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(1,171)	(20)	(960)	557
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	215	11,450
Sales	-	-	-	-
Settlements	(3,286)	(52,437)	(14,530)	(52,450)
Charge-offs	-	-	-	(15,955)
Ending balance	$ 70,016	$ 74,473	$ 289,038	$ 304,313

The amount of total losses for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (1,171)	$ (20)	$ (960)	$ (4,776)

	Fair value at	Fair value at
Level 3 instruments only	March 31, 2018	December 31, 2017	Valuation techniques	Unobservable inputs	Range

Investment securities available-for-sale	$ 66,251	$ 40,644	Discounted cash flow	Discount rate	5.46% - 9.61%
Investment securities held-to-maturity	7,201	6,600	Discounted cash flow	Discount rate	8.00%
Federal Home Loan Bank and Atlantic	991	991	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs	1,461,268	1,391,701	Discounted cash flow	Discount rate	3.67% - 7.20%
Commercial loans held for sale	349,806	503,316	Discounted cash flow	Discount rate	4.74% - 7.19%
Investment in unconsolidated entity,	70,016	74,473	Discounted cash flow	Discount rate	5.10%
senior note				Default rate	1.00%
Assets held for sale	289,038	304,313	Discounted cash flow	Discount rate	4.65% - 9.95%
Subordinated debentures	9,822	9,173	Discounted cash flow	Discount rate	8.08%

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 4,673	$ -	$ -	$ 4,673
Other real estate owned	405	-	-	405
Intangible assets	4,995	-	-	4,995
	$ 10,073	$ -	$ -	$ 10,073

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 3,559	$ -	$ -	3,559
Other real estate owned	450	-	-	450
Intangible assets	5,377	-	-	5,377
	$ 9,386	$ -	$ -	$ 9,386

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2018, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral is shown at estimated fair value of $4.7 million.  To arrive at that fair value, related loan principal of $6.3 million was reduced by specific reserves of $1.6 million within the allowance for loan losses as of that date, representing the deficiency between  principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the impaired balance at March 31, 2018 were eight troubled debt restructured loans with a balance of $3.0 million which had specific reserves of $574,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as hedges.  As of March 31, 2018, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $59.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a gain of $1.5 million for the three months ended March 31, 2018 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans.  The amount receivable by the Company under these swap agreements was $2.8 million at March 31, 2018 which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $251,000 as of March 31, 2018.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2018 are summarized below (dollars in thousands):

	March 31, 2018
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.79%	$ 503
August 17, 2025	2,500	2.27%	1.88%	77
August 17, 2025	2,500	2.27%	1.88%	77
December 11, 2025	2,400	2.14%	2.07%	100
December 23, 2025	6,800	2.16%	2.27%	279
December 24, 2025	8,200	2.17%	2.29%	327
January 28, 2026	3,000	1.87%	1.76%	185
July 20, 2026	6,300	1.44%	1.75%	616
December 12, 2026	3,200	2.26%	2.07%	122
January 4, 2027	10,100	2.35%	1.70%	324
April 27, 2027	4,400	2.32%	1.76%	157
Total	$ 59,700			$ 2,767

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($492,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of March 31, 2018, the accumulated amortization was $1.3 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period. Amortization expense is $1.0 million per year ($1.8 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of March 31, 2018, the accumulated amortization was $10.2 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2018, the accumulated amortization was $653,000.

Note 11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”. This ASU establishes a comprehensive revenue recognition standard for virtually all industries conforming to U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) identify the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Our payments business contracts encompass our services which are performed, and earned on a daily or monthly basis; accordingly, these contracts with various third parties generally do not entail significant amounts of deferred revenues. These services consist of reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly, and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services we perform or related revenues which are deferred.  We have nonetheless reviewed a significant number of such contracts for prepaid card accounts, merchant acquiring (processing card payments for merchants) and automated clearing house, or ACH, for any potentially significant ramifications of the guidance.  We also reviewed other non-interest income producing categories of the Company which include service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and others.  Additionally, the standard does not apply to revenue from loans, securities and other financial instruments.  Based upon the nature of our businesses and the reviews we have performed to ascertain potential applicability, the adoption of this standard in the first quarter of 2018 did not have a significant impact on our consolidated results of operations or our consolidated financial position.

In January 2016, the FASB issued Subtopic 825-10, “Financial Instruments-Overall” Recognition and Measurement of Financial Assets and Financial Liabilities”.  The main provisions of the guidance include, (i) the measurement of most equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the required use of the exit price notion when valuing financial instruments for disclosure purposes; (iii) the separate presentation in other comprehensive income of the instrument-specific credit risk portion of the total change in the fair value of a liability under the fair value option; (iv) the determination of the need for a valuation allowance on a deferred tax asset related to available for sale securities must be made in combination with other deferred tax assets.  The guidance eliminates the current classifications of equity securities as trading or available for sale securities and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the balance sheet or within the accompanying notes.  The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. The Company adopted this guidance in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 – “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation.  The Company adopted the guidance in the first quarter of 2017, and the adoption has not had a material impact.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, the Company does not expect to elect that option. The Company is evaluating the impact of the Update on the consolidated financial statements.  The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Act”).  This guidance provided registrants with three scenarios: 1) Measurement of certain income tax effects is complete, 2) Measurement of certain income tax effects can be reasonably estimated, and 3) Measurement of certain income tax effects cannot be reasonably estimated.  The Company has acted in good faith to estimate the effects of the 2017 Act. The results have been recognized and were reflected in the tax accounts in the 2017 year end financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendment eliminates the stranded tax effect resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  ASU 2018-02 is effective for financial statements issued for annual periods beginning after December 15, 2018.  The Company early adopted ASU 2018-02.  The effect of this adoption was a reclassification of $812,000 from accumulated other comprehensive income to retained earnings on the Company’s December 31, 2017 consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which were due March 15, 2018.  Future payments are subject to future approval by the Federal Reserve.

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

	For the three months ended March 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 22,813	$ -	$ 12,494	$ -	$ 35,307
Interest allocation	-	12,494	(12,494)	-	-
Interest expense	928	3,902	403	-	5,233
Net interest income (loss)	21,885	8,592	(403)	-	30,074
Provision for loan and lease losses	700	-	-	-	700
Non-interest income	12,710	16,354	31	-	29,095
Non-interest expense	15,140	16,194	7,715	-	39,049
Income (loss) from continuing operations before taxes	18,755	8,752	(8,087)	-	19,420
Income tax expense	-	-	5,399	-	5,399
Income (loss) from continuing operations	18,755	8,752	(13,486)	-	14,021
Income from discontinued operations	-	-	-	119	119
Net income (loss)	$ 18,755	$ 8,752	$ (13,486)	$ 119	$ 14,140

	For the three months ended March 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 17,929	$ -	$ 10,520	$ -	$ 28,449
Interest allocation	-	10,520	(10,520)	-	-
Interest expense	966	2,364	242	-	3,572
Net interest income (loss)	16,963	8,156	(242)	-	24,877
Provision for loan and lease losses	1,000	-	-	-	1,000
Non-interest income	7,440	16,640	139	-	24,219
Non-interest expense	13,674	19,647	4,463	-	37,783
Income (loss) from continuing operations before taxes	9,729	5,149	(4,565)	-	10,313
Income tax expense	-	-	4,011	-	4,011
Income (loss) from continuing operations	9,729	5,149	(8,576)	-	6,302
Income from discontinued operations	-	-	-	1,661	1,661
Net income (loss)	$ 9,729	$ 5,149	$ (8,576)	$ 1,661	$ 7,963

March 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,767,877	$ 38,517	$ 2,273,668	$ 289,038	$ 4,369,100
Total liabilities	$ 684,286	$ 3,089,032	$ 265,890	$ -	$ 4,039,208

December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,865,572	$ 29,615	$ 2,508,647	$ 304,313	$ 4,708,147
Total liabilities	$ 653,952	$ 3,371,730	$ 358,316	$ -	$ 4,383,998

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

The following table presents financial results of the commercial lending business included in net income  from discontinued operations for the three months ended March 31, 2018 and 2017 (in thousands).

	For the three months ended March 31,
	2018	2017
Interest income	$ 2,527	$ 3,361
Interest expense	-	-
Provision for loan and lease losses	-	-
Net interest income after provision	2,527	3,361

Non-interest income	364	106
Non-interest expense	2,735	800

Income before taxes	156	2,667
Income tax provision	37	1,006
Net income	$ 119	$ 1,661

	March 31,	December 31,
	2018	2017
Loans, net	$ 253,523	$ 270,050
Other real estate owned	35,515	34,262
Total assets	$ 289,038	$ 304,313

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third-party consultant information and internal loan review analysis.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $289.0 million of loans and other real estate owned remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the balance sheet reflects $70.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Note 16. Subsequent Events

The Company evaluated its March 31, 2018 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The majority of our deposit accounts and non-interest income are generated in our payments business line which consists of issuing, acquiring and automated clearing house, or ACH, accounts.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users for account acquisition.  Our issuing  deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $289.0 million of loans and other real estate owned remain in assets held for sale on the balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $70.0 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes and other assets owned by the Company as a result of the sale of certain discontinued loans.

Net income for 2018 reflected increased profitability over 2017, consistent with our business plan and budget. Year to date net income for 2018 was $14.1 million compared to $8.0 million for 2017. The improvement primarily reflected revenue growth, including an $11.7 gain on sale of loans into a securitization.  Continuing growth in net interest income, which increased $5.2 million, reflected a $2.1 million, or 48.1%, increase in SBLOC interest between those respective periods. The increase reflected the impact of multiple Federal Reserve Bank rate increases and a 15.0% increase in end of period SBLOC loans.  Over the same periods, SBA loans also increased approximately 15% and benefited from the rate increases. Interest income on commercial mortgage backed loans increased $2.2 million primarily due to higher balances as a result of the timing of sales.  Interest income on commercial mortgage backed loans is expected to decrease from the first quarter, as a result of the loan sale at the end of first quarter 2018. While rates on these loan categories adjusted more fully to the Federal Reserve increases, interest expense increased to a significantly lesser extent. The Bank’s largest funding source, prepaid card accounts, contractually adjust to only a portion of increases in market rates. Prepaid card fees are the largest driver of non-interest income. Year to date fees in 2018 increased 5.4% over year to date 2017 and totaled $14.3 million. Revenues, consisting of net interest income and non-interest income increased $10.1 million to $59.2 million compared to $49.1 million in the prior year, an increase of  20.5%.  Non-interest expense increased 3.4%, or $1.3 million over those periods.  As a result of seasonal tax refund accounts, average assets in the first quarter of the year have increased over the fourth quarter.  As a result, the leverage capital ratio decreased in the quarter ended March 31, 2018 compared to the linked quarter, as it has historically.  The holding company leverage ratio was 7.69% at March 31, 2018 compared to 6.96% at March 31, 2017.

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

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.  The 2014 Consent Order required the Bank to take certain affirmative actions to comply with its BSA obligations.  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income. Expenses associated with the required look back review were significant in 2015 and 2016.  The look back review was completed in the third quarter of 2016.  The 2014 Consent Order reserves the right for our federal or state banking regulators or any other federal or state agency or department to take additional action against the Bank or any of the Bank’s current or former institution-affiliated parties which, based on the alleged violations, could include civil or criminal proceedings and civil money penalties.

Until the Bank submits to the FDIC a report summarizing the completion of certain BSA-related corrective action (“BSA Report”), the 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments.  The BSA Report will be filed when the Bank is able to demonstrate the sustained adequacy of BSA policies and procedures, training, and internal controls related to the restricted activities, including validation of the same by the Bank’s independent BSA testing function.  Until the BSA Report is submitted to and approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.

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

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors, or Third Party Processor, that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third Party Processor and the Bank is indemnified by the Third Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third Party Processor at its own expense.  The Bank is in the process of complying with the written documentation and audit requirements of the Restitution Order.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Results of Operations

First quarter 2018 to first quarter 2017

Net Income: Net income from continuing operations for the first quarter of 2018 was $14.0 million, or $0.25 per diluted share, compared to $6.3 million, or $0.11 per diluted share, for the first quarter of 2017.  After discontinued operations, net income for the first quarter of 2018 was $14.1 million compared to $8.0 million for the first quarter of 2017.   The increase resulted primarily from increased revenues in both net interest income and non-interest income. Net interest income for the first quarter of 2018 compared to the first quarter of 2017 increased $5.2 million, or 20.9%, to $30.1 million from $24.9 million, primarily as a result of higher loan balances and higher yields, reflecting Federal Reserve rate increases.  The provision for loan and lease losses decreased $300,000 to $700,000 in the first quarter of 2018 compared to $1.0 million in the first quarter of 2017.  Non-interest income (excluding security gains and losses) increased $5.4 million, to $29.1 million, which resulted primarily from an increase in gain on sale of loans.  Non-interest expense increased $1.3 million, or 3.4%, to $39.0 million, compared to $37.8 million in first quarter 2017. Diluted income per share was $0.25 in the first quarter of 2018 compared to $0.14 income per share in the first quarter of 2017, primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the first quarter of 2018 increased to $30.1 million, an increase of $5.2 million, or 20.9%,  from $24.9 million in the first quarter of  2017.  Our interest income for the first quarter of 2018 increased to $35.3 million, an increase of $6.9 million, or 24.1%,  from $28.4 million for the first quarter of 2017.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.97 billion for the first quarter of 2018 from $1.66 billion for the first quarter of 2017,  an increase of $313.0 million, or 18.9%. Related interest income increased $5.6 million on a tax equivalent basis. The impact of the sale of commercial loans into a securitization at the end of the first quarter of 2018 will be at least partially offset by ongoing new originations for future sales. The increase in average loans reflected organic growth in leasing, SBA and SBLOC lending.  Our average investment securities balances increased slightly to $1.39 billion for the first quarter of 2018 from $1.34 billion for the first quarter of 2017, as purchases for estimated 2018 maturities were accelerated as a result of increases in market rates.  Yields on both loans and investment securities rose as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  Rates paid on deposits and resulting interest expense adjusted only partially to the Federal Reserve’s rate increases.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2018 increased to 3.12% from 2.70% in the first quarter of 2017,  an increase of 42 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the impact of the aforementioned Federal Reserve rate increases on variable rate loans and securities. In the first quarter of 2018, the average yield on our loans increased to 4.73% from 4.25% for the first quarter of 2017, an increase of 48 basis points.  Yields on taxable investment securities in the first quarter of 2018 increased to 2.82% compared to 2.72% for the first quarter of 2017, an increase of 10 basis points.  Average interest earning deposits at the Federal Reserve Bank decreased $269.3 million, or 34.9%,  to $502.2 million in the first quarter of 2018 from $771.5 million in the first quarter of 2017. The reduction reflected lower seasonal tax refund deposits resulting from the exit from one of our program managers of a tax preparation software company.   The interest cost of total deposits and interest bearing liabilities increased to 0.52% for the first quarter of 2018  compared to 0.35% in the first quarter of 2017.  The cost of deposits increased significantly less than the increase in variable rates on loans and investments primarily due to prepaid card deposit accounts.  Contractual provisions related to those deposits result in only partial adjustment to Federal Reserve rate increases.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,947,320	$ 23,039	4.73%	$ 1,634,136	$ 17,371	4.25%
Leases - bank qualified*	21,036	334	6.35%	21,180	396	7.48%
Investment securities-taxable	1,375,568	9,699	2.82%	1,325,247	9,005	2.72%
Investment securities-nontaxable*	9,893	75	3.03%	15,423	111	2.88%
Interest earning deposits at Federal Reserve Bank	502,233	1,832	1.46%	771,529	1,516	0.79%
Federal funds sold and securities purchased under agreement to resell	64,216	414	2.58%	49,829	227	1.82%
Net interest earning assets	3,920,266	35,393	3.61%	3,817,344	28,626	3.00%

Allowance for loan and lease losses	(6,976)			(6,221)
Assets held for sale from discontinued operations	294,708	2,527	3.43%	335,929	3,361	4.00%
Other assets	203,095			280,505
	$ 4,411,093			$ 4,427,557

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,535,791	$ 4,301	0.49%	$ 3,657,413	$ 2,787	0.30%
Savings and money market	487,380	668	0.55%	429,713	647	0.60%
Total deposits	4,023,171	4,969	0.49%	4,087,126	3,434	0.34%

Short-term borrowings	24,844	104	1.67%	-	-	0.00%
Repurchase agreements	205	-	0.00%	275	-	0.00%
Subordinated debt	13,401	160	4.78%	13,401	138	4.12%
Total deposits and interest bearing liabilities	4,061,621	5,233	0.52%	4,100,802	3,572	0.35%

Other liabilities	22,452			20,234
Total liabilities	4,084,073			4,121,036

Shareholders' equity	327,020			306,521
	$ 4,411,093			$ 4,427,557

Net interest income on tax equivalent basis *		$ 32,687			$ 28,415

Tax equivalent adjustment		86			177

Net interest income		$ 32,601			$ 28,238

Net interest margin *			3.12%			2.70%

* Full taxable equivalent basis, using a 21% statutory tax rate.
** Includes loans held for sale.

For the first quarter of 2018, average interest earning assets increased to $3.92 billion, an increase of $102.9 million, or 2.7%, from $3.82 billion in the first quarter of 2017.  The increase reflected increases in average balances of loans and leases of $313.0 million, or 18.9%, and increases in average balances of investment securities of $44.8 million, or 3.3%, net of  $269.3 million of decreases in average interest earning deposits at the Federal Reserve Bank. For those respective periods, average demand and interest checking deposits decreased $121.6 million, or 3.3%.   The decrease reflected the planned exit of certain less profitable deposit relationships.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $700,000 for the first quarter of 2018 compared to $1.0 million for the first quarter of 2017.  The allowance for loan losses amounted to $7.3 million, or 0.50% of total loans at March 31, 2018, which was comparable to the  $7.1 million, or 0.51% of total loans, at December 31, 2017.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses,” “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below, and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $29.1 million in the first quarter of 2018 compared to $23.7 million in the first quarter of 2017 before gains on sale of investment securities of $26,000 in the first quarter of 2018 and $503,000 in the first quarter of 2017.  The $5.4 million, or 22.6%,  increase between those respective periods reflected an increase in gain on sale of loans to $11.7  million for the first quarter of 2018 from $5.4 million in the first quarter of 2017.  The increase resulted primarily from higher market spreads in the 2018 loan sale compared to the prior year sale.    Change in value of investment in unconsolidated entity resulted in a loss of $1.2 million in 2018 compared to a loss of $19,000 in 2017.  The loss in 2018 reflected the impact of a loan work out settlement and changes in market rates which are used to discount future cash flow of the entity.  Prepaid card fees increased by $735,000,  or 5.4%,  to $14.3 million for the first quarter of 2018 compared to $13.5 million in first quarter 2017.   The increase resulted as organic growth offset the impact of the exit of one of our program manager’s programs associated with a tax preparation software company.  Service fees on deposit accounts decreased $99,000, or 5.9%, to $1.6 million for the first quarter of 2018 from $1.7 million for the first quarter of 2017, reflecting decreases in service charges from health savings accounts which were sold in the second quarter of 2017.  Leasing income decreased $64,000,  or 11.6%,  to $487,000 for the first quarter of 2018 from $551,000 for the first quarter of 2017, which reflected the impact of a lower number of vehicles sold in 2018.  Affinity fees decreased by $919,000, or 90.0%,  to $102,000 for the first quarter of 2018 from $1.0 million for the first quarter of 2017.  The decrease resulted from the exit of one affinity relationship whose ownership had changed.  Other non-interest income increased $342,000 to $372,000 for the first quarter of 2018 from $30,000 in the first quarter of 2017.   The increase reflected the impact of a 2017 adjustment to European operations which were sold in that year.

Non-Interest Expense.  Total non-interest expense was $39.0 million for the first quarter of 2018,  an increase of $1.3 million, or 3.4%,  compared to $37.8 million for the first quarter of 2017.  Salaries and employee benefits increased to $21.1 million for the first quarter of 2018, an increase of $3.1 million, or 17.0%,  from $18.0 million for the first quarter of 2017.   The increase reflected incentive compensation expense related to revenue and performance based compensation including that related to the $11.7 million gain on sale of loans in first quarter 2018.  Depreciation and amortization decreased $175,000,  or 14.5%,  to $1.0 million in the first quarter of 2018 from $1.2 million in the first quarter of 2017.  The decrease reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $102,000,  or 7.0%, to $1.4 million in the first quarter of 2018 from $1.5 million in the first quarter of 2017.   The decrease reflected a reduction in leased space and more efficient use of office space. Data processing decreased by $1.5 million, or 42.4%, to $2.0 million in the first quarter of 2018 from $3.5 million in the first quarter of 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $316,000,  or 62.6%,  to $189,000 in the first quarter of 2018 from $505,000 in the first quarter of 2017, which reflected a reduction in printing expense related to the health savings accounts which were sold in the second quarter of 2017, and cost cutting.  Audit expense increased $48,000,  or 11.4%, to $469,000 in the first quarter of 2018 from $421,000 in the first quarter of 2017 which reflected increased regulatory compliance audit fees.  Legal expense increased $693,000, or 39.9%, to $2.4 million in the first quarter of 2018 from $1.7 million in the first quarter of 2017, reflecting costs associated with an SEC subpoena related to the restatement of the financial statements (see “-Financial Statements; Regulatory Actions”) and other regulatory related legal fees.  Amortization of intangible assets increased $4,000, or 1.1%, to $383,000 for the first quarter of 2018 from $379,000 for the first quarter of 2017.  FDIC insurance expense increased $154,000,  or 7.5%,  to $2.2 million for the first quarter of 2018 from $2.1 million in the first quarter of 2017 reflecting an increase in rate.  Software expense increased $63,000,  or 2.0%,  to $3.3 million in the first quarter of 2018 from $3.2 million in the first quarter of 2017 as a result of additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.    Insurance expense decreased $57,000,  or 8.4%,  to $621,000 in the first quarter 2018 compared to $678,000 in the first quarter of 2017. The decrease reflected the impact of the sale of European operations in the second quarter of 2017 and a reduction in office space which no longer required insurance coverage.  Telecom and IT network communications decreased $266,000,  or 44.9%, to $326,000 in the first quarter of 2018 from $592,000 in the first quarter of 2017.  The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones.  Consulting increased $131,000,  or 24.5%,  to $665,000 in the first quarter of 2018 from $534,000 in the first quarter of 2017 reflecting increased regulatory related consulting expense including BSA/AML related consulting.  Other non-interest expense decreased $258,000, or 7.4%, to $3.2 million in the first quarter of 2018 from $3.5 million in the first quarter of 2017.  The decrease reflected a decline of $146,000 in operations losses and a $134,000 reduction in postage which reflected the sale of health savings accounts in the second quarter of 2017.

Income Taxes.  Income tax expense for continuing operations was $5.4 million for the first quarter of 2018 compared to $4.0 million in the first quarter of 2017.   A 27.8% effective tax rate in 2018 reflected the reduced 21% federal tax rate effective in that year, compared to the prior year federal rate of 34%.  A 38.8% effective tax rate in 2017 reflected  the statutory rate of 34%  applicable to that year and reflected the impact of state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  In 2017, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While such exits reduced balances in the first quarter of 2018, they were partially offset by growth in prepaid card and other payments deposits.  Accordingly, overnight balances at the Federal Reserve Bank averaged $502.2 million for the first quarter of 2018, which was $269.3 million lower than the prior year first quarter average of $771.5 million.  Investment securities available-for-sale also provide a significant source of liquidity.   Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first three months of 2018.

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

We focus on customer service which we believe has resulted in a history of customer loyalty.  Stability, low cost and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  As a result of the stability and low cost of our transaction account deposits, we have not, unlike peers, required the use of more costly and volatile certificates of deposit.  However, certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of March 31, 2018, we had a $469.6 million line of credit with the FHLB and a $1.00 billion line with the Federal Reserve.  These lines may be collateralized by specified types of loans or securities.  As of March 31, 2018, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources on a daily basis.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of March 31, 2018, we had cash reserves of approximately $15.1 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $180,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at March 31, 2018 were $508.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.  These amounts may vary on a daily basis. Accordingly, the majority of our available liquidity is comprised of the aforementioned available for sale securities and lines of credit with the FHLB and Federal Reserve.

Funding was directed primarily at cash outflows required for net loan growth of $71.4 million for the three months ended March 31, 2018, and $41.3 million for the three months ended March 31, 2017.  Net purchases of investment securities for the three months ended March 31, 2018, were $117.7 million compared to net redemptions of $34.8 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.48 billion and $1.45 billion as of March 31, 2018 and December 31, 2017, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2018, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2018
The Bancorp, Inc.	7.69%	18.36%	18.75%	18.36%
The Bancorp Bank	7.31%	17.82%	18.22%	17.82%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2017
The Bancorp, Inc.	7.90%	16.73%	17.09%	16.73%
The Bancorp Bank	7.61%	16.23%	16.59%	16.23%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2018.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. The table does not assume any prepayment of bank loans. Mortgage-backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 151,763	$ 22,623	$ 46,389	$ 11,558	$ 117,473
Loans net of deferred loan costs	977,945	60,095	228,635	177,632	18,757
Investment securities	394,663	121,936	187,712	297,052	466,027
Interest earning deposits	508,847	-	-	-	-
Securities purchased under agreements to resell	64,312	-	-	-	-
Total interest earning assets	2,097,530	204,654	462,736	486,242	602,257

Interest bearing liabilities:
Demand and interest checking	2,241,097	68,351	68,351	-	-
Savings and money market	123,322	246,644	123,322	-	-
Securities sold under agreements to repurchase	182	-	-	-	-
Subordinated debenture	13,401	-	-	-	-
Total interest bearing liabilities	2,378,002	314,995	191,673	-	-
Gap	$ (280,472)	$ (110,341)	$ 271,063	$ 486,242	$ 602,257
Cumulative gap	$ (280,472)	$ (390,813)	$ (119,750)	$ 366,492	$ 968,749
Gap to assets ratio	-6%	-3%	6%	11%	14%
Cumulative gap to assets ratio	-6%	-9%	-3%	8%	22%

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

Financial Condition

General.    Our total assets at March 31, 2018 were $4.37 billion, of which our total loans were $1.46 billion.  At December 31, 2017, our total assets were $4.71 billion, of which our total loans were $1.39  billion.  The decrease in assets reflected seasonally higher gift card account balances at December 31, 2017.

Interest earning deposits and federal funds sold.  At March 31, 2018, we had a total of $508.8 million of interest earning deposits compared to $841.5 million at December 31, 2017, a decrease of $332.6 million, or 39.5%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  Reductions in such balances reflected seasonally higher gift card account balances at December 31, 2017, some of which are maintained at the Federal Reserve.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.47 billion at March 31, 2018, an increase of $86.5 million, or 6.3%, from year-end 2017.  The increase in investment securities reflected a management decision to accelerate purchases for anticipated maturities as a result of increases in market interest rates.  Other securities, included in the held-to-maturity classification at March 31, 2018, consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

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

The following table provides additional information related to our single issuer trust preferred securities as of March 31, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,916	$ 2,010	$ 94	Not rated
Security B	9,129	7,201	(1,928)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the three months ended March 31, 2018 and March 31, 2017,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $991,000 at March 31, 2018 and December 31, 2017.

Investment securities with a fair value of approximately  $496.1 million at March 31, 2018 and $310.9 million at December 31, 2017, were pledged as collateral to secure a line of credit with the Federal Home Loan Bank.  At March 31, 2018, and December 31, 2017, investment securities with a fair value of approximately $281.4 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held for sale decreased to $349.8 million at March 31, 2018 from $503.3 million at December 31, 2017. The decrease resulted from the sale of loans into a securitization in the first quarter of 2018.

Loan portfolio. Total loans increased to $1.46 billion at March 31, 2018 from $1.39  billion at December 31, 2017.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2018	2017

SBA non-real estate	$ 75,225	$ 70,379
SBA commercial mortgage	149,227	142,086
SBA construction	20,143	16,740
SBA loans *	244,595	229,205
Direct lease financing	385,467	377,660
SBLOC	759,369	730,462
Other specialty lending	45,729	30,720
Other consumer loans	17,416	14,133
	1,452,576	1,382,180
Unamortized loan fees and costs	10,488	10,048
Total loans, net of deferred loan fees and costs	$ 1,463,064	$ 1,392,228

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 252,457	$ 236,724
SBA loans included in held for sale	172,030	165,177
Total SBA loans	$ 424,487	$ 401,901

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses. Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies,” and ASC 310, “Receivables.”  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease. This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance. When loans are classified as troubled debt restructions, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At March 31, 2018  there were eight troubled debt restructured loans with a balance of $3.0 million which had specific reserves of $574,000. Approximately $500,000 of these reserves related to SBA loans for start up businesses with the balance attributable to leasing.

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

At March 31, 2018, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2018 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At March 31, 2018, approximately 49% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2018 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA department personnel. At March 31, 2018, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2018 is 35%. At March 31, 2018, approximately 56% of the leasing portfolio had been reviewed.  The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2018 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised.  At March 31, 2018, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At March 31, 2018,  approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At March 31, 2018, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2018 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At March 31, 2018, approximately 85% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
March 31, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 658	$ -	$ 268	$ 1,647	$ 2,573	$ 72,652	$ 75,225
SBA commercial mortgage	-	-	-	458	458	148,769	149,227
SBA construction	-	-	-	-	-	20,143	20,143
Direct lease financing	1,435	794	2,375	-	4,604	380,863	385,467
SBLOC	86	-	-	-	86	759,283	759,369
Other specialty lending	-	-	-	-	-	45,729	45,729
Consumer - other	-	-	-	-	-	8,329	8,329
Consumer - home equity	69	-	-	1,411	1,480	7,607	9,087
Unamortized loan fees and costs	-	-	-	-	-	10,488	10,488
	$ 2,248	$ 794	$ 2,643	$ 3,516	$ 9,201	$ 1,453,863	$ 1,463,064

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

The tables above do not include delinquency information for loans which are held for sale, which are fair valued.  A note for an $8.0 million held for sale loan in New York City matured in January 2018 and was therefore delinquent at March 31, 2018.  We are in the process of accumulating information for potential renewal or to otherwise address disposition.  The estimated loan to value for this loan is 78% based upon a first quarter 2018 appraisal.

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the three months ended
	March 31,
	2018	2017

Ratio of the allowance for loan losses to total loans	0.50%	0.58%
Ratio of the allowance for loan losses to non-performing loans *	118.28%	105.66%
Ratio of non-performing assets to total assets *	0.15%	0.16%
Ratio of net charge-offs to average loans	0.03%	0.00%
Ratio of net charge-offs to average loans annualized	0.11%	0.01%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans was 0.50% at March 31, 2018, compared to 0.58% at March 31, 2017.  The lower current period ratio reflected an increase in loans which exceeded the proportionate increase in the allowance for loan losses.  The ratio of the allowance for loan losses to non-performing loans increased to 118.28% at March 31, 2018, from 105.66% at March 31, 2017,  primarily as a result of a decrease in non-performing loans.  The ratio of non-performing assets to total assets decreased to 0.15% at March 31, 2018, from 0.16% at March 31, 2017,  primarily as a result of a decrease in non-performing loans.  Net charge-offs to average loans increased to 0.03% for the three months ended March 31, 2018, from 0.00% for the three months ended March 31, 2017,  primarily as a result of higher net charge offs.

Net charge-offs.  Net charge-offs were $511,000 for the three months ended March 31, 2018, an increase of $473,000 from net charge-offs of $38,000 for the same period of 2017.  The majority of the charge-offs in the first three months of 2018 were associated with SBA non-real estate and SBA commercial mortgage relationships.  The majority of the charge-offs in the first three months of 2017 were associated with leasing relationships.

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

	March 31,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 1,647	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,411	1,414
Total non-accrual loans	3,516	3,996

Loans past due 90 days or more	2,643	227
Total non-performing loans	6,159	4,223
Other real estate owned	405	450
Total non-performing assets	$ 6,564	$ 4,673

Loans that were modified as of March 31, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	3	$ 959	$ 959	5	$ 1,476	$ 1,476
Direct lease financing	3	1,532	1,532	1	230	230
Consumer	2	530	530	2	535	535
Total	8	$ 3,021	$ 3,021	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 108	$ 851	$ -	$ 115	$ 1,361
Direct lease financing	-	1,006	526	-	-	230
Consumer	-	-	530	-	-	535
Total	$ -	$ 1,114	$ 1,907	$ -	$ 115	$ 2,126

The following table summarizes, as of March 31, 2018, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 185
Total	1	$ 185

As of March 31, 2018 and December 31, 2017, we had a commitment to extend $228,000 on one loan classified as  a troubled debt restructuring.  However, based upon available information, the borrower does not intend to draw on the commitment.

The following table provides information about impaired loans at March 31, 2018 and December 31, 2017:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2018
Without an allowance recorded
SBA non-real estate	$ 652	$ 1,204	$ -	$ 555	$ -
SBA commercial mortgage	-	83	-	-	-
Direct lease financing	526	637	-	378	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,690	1,690	-	1,692	-
With an allowance recorded					-
SBA non-real estate	1,954	1,954	1,464	2,177	-
SBA commercial mortgage	458	458	74	575	-
Direct lease financing	1,006	1,006	74	503	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,606	3,158	1,464	2,732	-
SBA commercial mortgage	458	541	74	575	-
Direct lease financing	1,532	1,643	74	881	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,690	1,690	-	1,692	-
	$ 6,286	$ 7,032	$ 1,612	$ 5,880	$ -

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

We had $3.5 million of non-accrual loans at March 31, 2018 compared to $4.0 million of non-accrual loans at December 31, 2017.  The $500,000 decrease in non-accrual loans was primarily due to $2.7 million of loans placed on non-accrual status offset by $2.7 million of loan payments and $545,000 of charge-offs.  Loans  past due 90 days or more still accruing interest amounted to $2.6 million at March 31, 2018 and $227,000 at December 31, 2017.  The $2.3 million increase reflected $2.6 million of additions partially offset by $227,000 of loan payments.

We had $405,000 and $450,000 of other real estate owned at March 31, 2018 and at December 31, 2017, respectively.  The reduction resulted from a $45,000 writedown.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of March 31, 2018 and December 31, 2017:

March 31, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,000	$ 3,481	$ 3,588	$ -	$ -	$ 176	$ 1,980	$ 75,225
SBA commercial mortgage	142,845	276	458	-	-	4,087	1,561	149,227
SBA construction	19,384	-	682	-	-	-	77	20,143
Direct lease financing	214,198	-	2,890	-	-	5,132	163,247	385,467
SBLOC	370,497	-	-	-	-	3,653	385,219	759,369
Other specialty lending	45,729	-	-	-	-	-	-	45,729
Consumer	7,970	-	1,616	-	-	-	7,830	17,416
Unamortized loan fees and costs	-	-	-	-	-	-	10,488	10,488
	$ 866,623	$ 3,757	$ 9,234	$ -	$ -	$ 13,048	$ 570,402	$ 1,463,064

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $19.1 million at March 31, 2018 compared to $20.1 million at December 31, 2017.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $70.0 million investment in unconsolidated entity at March 31, 2018.

Assets held for sale.  Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $289.0 million at March 31, 2018 compared to $304.3 million at December 31, 2017.  The decrease resulted primarily from loan repayments.  An increase in non-performing loans in the first quarter of 2018 resulted from a $36.9 million loan, collateralized by a hotel under construction and parking lot in the southeastern United States.  Based upon an independent first quarter 2018 appraisal, the loan to value is approximately 80% on an “as-is” basis, with personal guarantees of certain of the borrower’s principals.  The loan became delinquent in the first quarter of 2018 and the borrower, a development corporation, subsequently declared bankruptcy.  The Bank is pursuing collection and we currently believe that there will be no loss of principal. An increase in delinquencies in the first quarter of 2018 resulted from a $17.0 million loan which was delinquent 90 days as of the loan’s May 1, 2018 monthly payment due date.  The loan is secured by multiple commercial real estate properties which cumulatively have a 95% loan to value based on December 2016 appraisals.  The loan has been impaired by approximately $300,000.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  However, the majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups.  At March 31, 2018, we had total deposits of $3.96 billion compared to $4.26 billion at December 31, 2017,  a decrease of $305.7 million or 7.2%.    The decrease reflected seasonally higher gift card account balances at December 31, 2017.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2018		December 31, 2017
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,535,791	0.49%	$ 3,371,969	0.36%
Savings and money market	487,380	0.55%	439,625	0.51%
Total deposits	$ 4,023,171	0.49%	$ 3,811,594	0.38%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At March 31, 2018, we had long-term borrowings of $42.2 million compared to $42.3 million at December 31, 2017.  These borrowings consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $28.3 million at March 31, 2018 compared to $67.2 million at December 31, 2017, representing a  decrease of $38.9 million.  Other liabilities consist primarily of investment payables and accrued expenses.

Off balance sheet arrangements.  There were no off-balance sheet arrangements during the three months ended March 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE BANCORP, INC.
(Registrant)

May 10, 2018	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 10, 2018	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary