Form 10-Q
period 2018-06-30
Bancorp, Inc.
filed 2018-08-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2018

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

As of  July 31, 2018, there were 56,446,088 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 3,052	$ 3,152
Interest earning deposits at Federal Reserve Bank	373,782	841,471
Securities purchased under agreements to resell	64,216	64,312
Total cash and cash equivalents	441,050	908,935

Investment securities, available-for-sale, at fair value	1,305,494	1,294,484
Investment securities, held-to-maturity (fair value $85,754 and $85,345, respectively)	86,354	86,380
Commercial loans held for sale, at fair value	447,997	503,316
Loans, net of deferred loan fees and costs	1,506,812	1,392,228
Allowance for loan and lease losses	(8,014)	(7,096)
Loans, net	1,498,798	1,385,132
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	991
Premises and equipment, net	18,275	20,051
Accrued interest receivable	11,810	10,900
Intangible assets, net	4,612	5,377
Other real estate owned	405	450
Deferred tax asset, net	39,779	34,802
Investment in unconsolidated entity, at fair value	67,994	74,473
Assets held for sale from discontinued operations	241,694	304,313
Other assets	56,499	78,543
Total assets	$ 4,221,874	$ 4,708,147

LIABILITIES
Deposits
Demand and interest checking	$ 3,287,682	$ 3,806,965
Savings and money market	511,598	453,877
Total deposits	3,799,280	4,260,842

Securities sold under agreements to repurchase	161	217
Subordinated debentures	13,401	13,401
Long-term borrowings	42,000	42,323
Other liabilities	34,485	67,215
Total liabilities	3,889,327	4,383,998

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,410,525 and 55,861,150
shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	56,411	55,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	364,460	363,196
Accumulated deficit	(69,213)	(89,485)
Accumulated other comprehensive loss	(18,245)	(4,557)
Total shareholders' equity	332,547	324,149

Total liabilities and shareholders' equity	$ 4,221,874	$ 4,708,147

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 21,971	$ 20,017	$ 45,273	$ 37,646
Investment securities:
Taxable interest	10,770	9,138	20,469	18,143
Tax-exempt interest	49	70	109	142
Federal funds sold/securities purchased under agreements to resell	475	333	889	560
Interest earning deposits	2,095	1,255	3,927	2,771
	35,360	30,813	70,667	59,262
Interest expense
Deposits	5,639	3,432	10,608	6,866
Short-term borrowings	9	22	113	22
Subordinated debentures	178	144	338	282
	5,826	3,598	11,059	7,170
Net interest income	29,534	27,215	59,608	52,092
Provision for loan and lease losses	900	350	1,600	1,350
Net interest income after provision for loan and lease losses	28,634	26,865	58,008	50,742

Non-interest income
Service fees on deposit accounts	1,646	1,520	3,222	3,195
Card payment and ACH processing fees	2,014	1,504	3,706	3,032
Prepaid card fees	14,073	13,234	28,355	26,781
Realized and unrealized gains (losses) on loans originated for sale	(454)	758	11,275	6,141
Gain on sale of investment securities	-	586	26	1,089
Change in value of investment in unconsolidated entity	(1,732)	3	(2,903)	(16)
Leasing income	1,108	832	1,595	1,383
Affinity fees	85	149	187	1,170
Gain on sale of health savings accounts	-	2,538	-	2,538
Loss from sale of European prepaid operations	-	(3,437)	-	(3,437)
Other	300	486	672	516
Total non-interest income	17,040	18,173	46,135	42,392

Non-interest expense
Salaries and employee benefits	18,897	18,108	39,970	36,114
Depreciation and amortization	982	1,119	2,013	2,325
Rent and related occupancy cost	1,375	1,398	2,734	2,859
Data processing expense	1,356	2,641	3,361	6,121
Printing and supplies	305	333	494	838
Audit expense	613	456	1,082	877
Legal expense	1,770	1,427	4,201	3,165
Amortization of intangible assets	383	377	766	756
Losses on sale and write downs on other real estate owned	-	19	45	19
FDIC insurance	2,929	3,458	5,148	5,523
Software	2,995	3,012	6,286	6,240
Insurance	673	542	1,294	1,220
Telecom and IT network communications	313	425	639	1,017
Consulting	863	706	1,528	1,240
Civil money penalty adjustment	-	-	(290)	-
Lease termination expense	395	-	395	-
Other	3,461	3,342	6,693	6,832
Total non-interest expense	37,310	37,363	76,359	75,146
Income from continuing operations before income taxes	8,364	7,675	27,784	17,988
Income tax expense (benefit)	2,209	(9,923)	7,608	(5,912)

Net income from continuing operations	$ 6,155	$ 17,598	$ 20,176	$ 23,900
Discontinued operations
Income (loss) from discontinued operations before income taxes	(50)	1,992	106	4,659
Income tax expense (benefit)	(36)	726	1	1,732
Income (loss) from discontinued operations, net of tax	(14)	1,266	105	2,927
Net income available to common shareholders	$ 6,141	$ 18,864	$ 20,281	$ 26,827

Net income per share from continuing operations - basic	$ 0.11	$ 0.32	$ 0.36	$ 0.43
Net income per share from discontinued operations - basic	$ -	$ 0.02	$ -	$ 0.05
Net income per share - basic	$ 0.11	$ 0.34	$ 0.36	$ 0.48

Net income per share from continuing operations - diluted	$ 0.11	$ 0.32	$ 0.36	$ 0.43
Net income per share from discontinued operations - diluted	$ -	$ 0.02	$ -	$ 0.05
Net income per share - diluted	$ 0.11	$ 0.34	$ 0.36	$ 0.48

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the six months
	ended June 30,
	2018	2017
	(in thousands)

Net income	$ 20,281	$ 26,827
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Change in net unrealized gain (loss) during the period	(18,745)	7,172
Reclassification adjustments for gains included in income	(26)	(1,089)
Reclassification adjustments for foreign currency translation gains	-	216
Amortization of losses previously held as available-for-sale	21	17
Net unrealized gain (loss)	(18,750)	6,316

Deferred tax expense
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(5,061)	2,869
Reclassification adjustments for gains included in income	(7)	(436)
Amortization of losses previously held as available-for-sale	6	7
Income tax (benefit) expense related to items of other comprehensive income	(5,062)	2,440

Other comprehensive income (loss) net of tax and reclassifications into net income	(13,688)	3,876
Comprehensive income	$ 6,593	$ 30,703

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2018
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	loss	Total

Balance at January 1, 2018	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income	-	-	-	-	20,281	-	20,281
Common stock issued from option exercises,
net of tax benefits	13,390	13	-	107	(9)	-	111
Common stock issued from restricted shares,
net of tax benefits	535,985	537	-	(536)	-	-	1
Stock-based compensation	-	-	-	1,693	-	-	1,693
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(13,688)	(13,688)

Balance at June 30, 2018	56,410,525	$ 56,411	$ (866)	$ 364,460	$ (69,213)	$ (18,245)	$ 332,547

The accompanying notes are an integral part of this consolidated statement.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net income from continuing operations	$ 20,176	$ 23,900
Net income from discontinued operations	105	2,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,779	3,081
Provision for loan and lease losses	1,600	1,350
Net amortization of investment securities discounts/premiums	8,017	3,867
Stock-based compensation expense	1,693	1,553
Loans originated for sale	(252,109)	(246,172)
Sale of loans originated for resale	316,314	133,072
Gain on sales of loans originated for resale	(11,646)	(6,632)
Loss on sale of fixed assets	15	28
Loss on sale of other real estate owned	-	19
Fair value adjustment on investment in unconsolidated entity	2,903	(16)
Writedown of other real estate	45	-
Change in fair value loans held for sale	2,437	2,995
Change in fair value of derivatives	(2,066)	(2,505)
Gain on sales of investment securities	(26)	(1,089)
Increase in accrued interest receivable	(910)	(291)
Increase in other assets	(11,145)	(11,747)
Change in fair value of discontinued loans held for sale	960	-
Decrease in discontinued assets held for sale	3,653	5,723
Decrease in other liabilities	(15,715)	(27,026)
Net cash provided by (used in) operating activities	67,080	(116,963)

Investing activities
Purchase of investment securities available-for-sale	(157,980)	(106,677)
Proceeds from sale of investment securities available-for-sale	-	60,115
Proceeds from redemptions and prepayments of securities available-for-sale	105,305	192,088
Proceeds from sale of other real estate owned	-	85
Net increase in loans	(115,518)	(147,894)
Net decrease in discontinued loans held for sale	58,006	18,742
Proceeds from sale of fixed assets	-	366
Purchases of premises and equipment	(144)	(385)
Change in receivable from investment in unconsolidated entity	33,296	4,722
Investment in unconsolidated entity	3,576	6,084
Net cash (used in) provided by investing activities	(73,459)	27,246

Financing activities
Net decrease in deposits	(461,562)	(362,220)
Net decrease in securities sold under agreements to repurchase	(56)	(1)
Common stock issuance expense	-	(200)
Proceeds from the issuance of common stock	112	-
Net cash used in financing activities	(461,506)	(362,421)

Net decrease in cash and cash equivalents	(467,885)	(452,138)

Cash and cash equivalents, beginning of period	908,935	999,059

Cash and cash equivalents, end of period	$ 441,050	$ 546,921

Supplemental disclosure:
Interest paid	$ 10,944	$ 7,163
Taxes paid	$ 1,036	$ 44

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017  (2017 Form 10-K Report).  The results of operations for the six month period ended June 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

Revenue Recognition

The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time.  Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer.  When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved.  The Company’s contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price.

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer.  As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration.  Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Update (ASU) 606 include prepaid card, card payment, ACH  and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in ASU 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

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

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At June 30, 2018, the Company had  three active  stock-based compensation plans.  The 2018 equity compensation plan was approved at the annual meeting in May 2018 and is described in the proxy for that meeting.  The other plans are described in the Company’s 2017 Form 10-K Report.

The Company did not grant stock options during the six month periods ended June 30, 2018 and June 30, 2017.  There were 23,125 common stock options exercised in the six month period ended June 30, 2018, and no common stock options were exercised during the six month period ended June 30, 2017.

A summary of the status of the Company’s equity compensation plans is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2018	1,452,625	$ 8.30	4.64	$ -
Granted	-	-	-	-
Exercised	(23,125)	9.45	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2018	1,429,500	$ 8.28	4.15	$ 3,115,855
Exercisable at June 30, 2018	1,268,250	$ 8.45	3.68	$ 2,552,155

The Company granted 507,792 restricted stock units (RSUs) in the first six months of 2018 of which 440,292 have a vesting period of 2.8 years and 67,500 have a vesting period of one year.  The 507,792 of RSUs granted in the first six months of 2018 had a fair value of $11.07.  In the first six months of 2017, the Company granted 807,482 RSUs of which 672,482 had a vesting period of three years and 135,000 had a vesting period of one year.  Of the RSUs granted in the first six months of 2017,  799,599 had a fair value of $5.06 and 7,923 had a fair value of $6.31 at issuance.  The total issuance date fair value of RSUs vested for the six months ended June 30, 2018 and 2017 was $2.8 million and $2.6 million, respectively.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2018	1,264,454	$ 5.49	1.67
Shares	-	-
Granted	507,792	11.07
Vested	(535,985)	5.29
Forfeited	(9,803)	7.65
Outstanding at June 30, 2018	1,226,458	$ 7.88	1.84

As of June 30, 2018, there was a total of $8.9 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.7 years.  Related compensation expense for the six months ended June 30, 2018 and 2017 was $1.7 million and $1.6 million, respectively.  The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2018 and 2017 was $5.8 million and $2.6 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 6,155	56,340,816	$ 0.11
Effect of dilutive securities
Common stock options	-	800,403	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,155	57,141,219	$ 0.11

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (14)	56,340,816	$ -
Effect of dilutive securities
Common stock options	-	800,403	-
Diluted loss per share
Net loss available to common shareholders	$ (14)	57,141,219	$ -

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 6,141	56,340,816	$ 0.11
Effect of dilutive securities
Common stock options	-	800,403	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,141	57,141,219	$ 0.11

Stock options for 1,429,500 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at June 30, 2018, and included in the dilutive shares because the exercise price per share was less than the average market price.  RSU’s are not included  as dilutive shares.

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 20,176	56,241,873	$ 0.36
Effect of dilutive securities
Common stock options	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,176	57,083,297	$ 0.36

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 105	56,241,873	$ -
Effect of dilutive securities
Common stock options	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 105	57,083,297	$ -

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 20,281	56,241,873	$ 0.36
Effect of dilutive securities
Common stock options	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,281	57,083,297	$ 0.36

Stock options for 1,429,500 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at June 30, 2018, and included in the dilutive shares because the exercise price per share was less than the average market price.  RSU’s are not included  as dilutive shares.

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

Stock options for 2,019,125 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2017 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 23,900	55,612,288	$ 0.43
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 23,900	55,889,985	$ 0.43

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 2,927	55,612,288	$ 0.05
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 2,927	55,889,985	$ 0.05

	For the six months ended
	June 30, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 26,827	55,612,288	$ 0.48
Effect of dilutive securities
Common stock options	-	277,697	-
Diluted earnings per share
Net earnings available to common shareholders	$ 26,827	55,889,985	$ 0.48

Stock options for 2,019,125 shares exercisable at prices between $6.75 and $25.43 per share, were outstanding at June 30, 2017 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

Available-for-sale	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 57,730	$ -	$ (1,440)	$ 56,290
Asset-backed securities *	230,036	651	(231)	230,456
Tax-exempt obligations of states and political subdivisions	8,145	46	(61)	8,130
Taxable obligations of states and political subdivisions	60,814	829	(1,109)	60,534
Residential mortgage-backed securities	412,485	637	(11,412)	401,710
Collateralized mortgage obligation securities	283,764	131	(6,261)	277,634
Commercial mortgage-backed securities	276,573	-	(5,833)	270,740
	$ 1,329,547	$ 2,294	$ (26,347)	$ 1,305,494

June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 82,536	$ 205	$ (221)	$ 82,520
Collateralized loan obligation securities	140,971	420	(10)	141,381
Other	6,529	26	-	6,555
	$ 230,036	$ 651	$ (231)	$ 230,456

Held-to-maturity	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,060	$ 56	$ (1,899)	$ 9,217
Other debt securities - pooled	75,294	1,243	-	76,537
	$ 86,354	$ 1,299	$ (1,899)	$ 85,754

Available-for-sale	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 50,107	$ 21	$ (226)	$ 49,902
Asset-backed securities *	269,164	1,196	(275)	270,085
Tax-exempt obligations of states and political subdivisions	9,893	131	(36)	9,988
Taxable obligations of states and political subdivisions	64,739	1,377	(255)	65,861
Residential mortgage-backed securities	452,723	727	(4,598)	448,852
Collateralized mortgage obligation securities	248,663	148	(2,318)	246,493
Commercial mortgage-backed securities	204,469	585	(1,751)	203,303
	$ 1,299,758	$ 4,185	$ (9,459)	$ 1,294,484

December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 90,140	$ 271	$ (270)	$ 90,141
Collateralized loan obligation securities	170,825	880	(5)	171,700
Other	8,199	45	-	8,244
	$ 269,164	$ 1,196	$ (275)	$ 270,085

Held-to-maturity	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,031	$ 105	$ (2,516)	$ 8,620
Other debt securities - pooled	75,349	1,376	-	76,725
	$ 86,380	$ 1,481	$ (2,516)	$ 85,345

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million and $991,000, respectively, at June 30, 2018 and December 31, 2017.

The amortized cost and fair value of the Company’s investment securities at June 30, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 2,370	$ 2,363	$ -	$ -
Due after one year through five years	40,267	40,027	-	-
Due after five years through ten years	297,055	288,961	-	-
Due after ten years	989,855	974,143	86,354	85,754
	$ 1,329,547	$ 1,305,494	$ 86,354	$ 85,754

At June 30, 2018 and December 31, 2017, investment securities with a fair value of approximately $727,000  and $310.9 million, respectively, were pledged to secure a line of credit with the Federal Home Loan Bank.  At June 30, 2018 and December 31, 2017, investment securities with a fair value of approximately $248.8 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Fair values of available-for-sale securities are based on the fair market value supplied by a third-party market data provider, while the fair values of held-to-maturity securities are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, or prices provided by securities dealers with expertise in the securities being evaluated, or actual trade data from an independent pricing service.   The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, in addition to the continuing performance of the securities.  The amount of the credit impairment is calculated by estimating the discounted cash flows for those securities.  The Company did not recognize any other-than-temporary impairment charges in the first six months of 2018 and 2017.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2018 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$ 56,190	$ (1,440)	$ -	$ -	$ 56,190	$ (1,440)
Asset-backed securities	12	38,540	(20)	35,251	(211)	73,791	(231)
Tax-exempt obligations of states and
political subdivisions	4	2,987	(13)	1,112	(48)	4,099	(61)
Taxable obligations of states and
political subdivisions	26	40,004	(983)	3,054	(126)	43,058	(1,109)
Residential mortgage-backed securities	119	203,785	(5,663)	150,451	(5,749)	354,236	(11,412)
Collateralized mortgage obligation securities	47	186,829	(3,991)	56,524	(2,270)	243,353	(6,261)
Commercial mortgage-backed securities	29	267,690	(5,686)	3,050	(147)	270,740	(5,833)
Total temporarily impaired
investment securities	249	$ 796,025	$ (17,796)	$ 249,442	$ (8,551)	$ 1,045,467	$ (26,347)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,242	$ (1,899)	$ 7,242	$ (1,899)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,242	$ (1,899)	$ 7,242	$ (1,899)

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

Other securities included in the held-to-maturity classification at June 30, 2018 consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

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

The following table provides additional information related to the Company’s single issuer trust preferred securities as of June 30, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,918	$ 1,974	$ 56	Not rated
Security B	9,142	7,243	(1,899)	Not rated

Class: All of the above are trust preferred securities.

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include two single issuer trust preferred securities, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  These sales are accounted for as true sales, and servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At June 30, 2018, the fair value of the loans held for sale was $448.0 million and their book value was $445.7 million.  Included in the realized and unrealized gains (losses) on loans originated for sale in the Consolidated Statements of Operations were losses recognized from changes in fair value for unsold loans.  For the six months ended June 30, 2018, losses recognized for such changes in fair value were $2.4 million.  For the six months ended June 30, 2017, gains similarly recognized were $2.0 million.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees, in the Consolidated Statements of Operations.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	June 30,	December 31,
	2018	2017

SBA non-real estate	$ 75,141	$ 70,379
SBA commercial mortgage	156,268	142,086
SBA construction	17,781	16,740
SBA loans *	249,190	229,205
Direct lease financing	389,387	377,660
SBLOC	795,823	730,462
Other specialty lending	48,253	30,720
Other consumer loans	13,174	14,133
	1,495,827	1,382,180
Unamortized loan fees and costs	10,985	10,048
Total loans, net of deferred loan fees and costs	$ 1,506,812	$ 1,392,228

Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $2.4 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 257,412	$ 236,724
SBA loans included in held for sale	182,072	165,177
Total SBA loans	$ 439,484	$ 401,901

The following table provides information about impaired loans at June 30, 2018 and December 31, 2017 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2018
Without an allowance recorded
SBA non-real estate	$ 193	$ 636	$ -	$ 435	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	476	588	-	411	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,624	1,624	-	1,669	-
With an allowance recorded					-
SBA non-real estate	3,411	3,411	2,423	2,588	-
SBA commercial mortgage	458	458	74	536	-
Direct lease financing	974	974	160	660	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	3,604	4,047	2,423	3,023	-
SBA commercial mortgage	458	458	74	536	-
Direct lease financing	1,450	1,562	160	1,071	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,624	1,624	-	1,669	-
	$ 7,136	$ 7,691	$ 2,657	$ 6,299	$ -

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2018 or December 31, 2017) (in thousands):

	June 30,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 3,110	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,347	1,414
Total non-accrual loans	4,915	3,996

Loans past due 90 days or more	1,459	227
Total non-performing loans	6,374	4,223
Other real estate owned	405	450
Total non-performing assets	$ 6,779	$ 4,673

Interest which would have been earned on loans classified as non-accrual at June 30, 2018 and 2017, were respectively, $130,000 and $114,000.

The Company’s loans that were modified as of June 30, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,344	$ 1,344	5	$ 1,476	$ 1,476
Direct lease financing	3	1,451	1,451	1	230	230
Consumer	2	525	525	2	535	535
Total	10	$ 3,320	$ 3,320	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructurings loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 102	$ 1,242	$ -	$ 115	$ 1,361
Direct lease financing	-	974	477	-	-	230
Consumer	-	-	525	-	-	535
Total	$ -	$ 1,076	$ 2,244	$ -	$ 115	$ 2,126

The following table summarizes, as of June 30, 2018, loans that had been restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 666
Total	1	$ 666

The Company had commitments to extend $235,000 on two loans classified as troubled debt restructurings as of June 30, 2018 and a commitment to extend $228,000 on one loan classified as a troubled debt restructuring as of December 31, 2017.  However, based upon available information from the borrower whose loan comprises substantially all of $235,000, he does not intend to draw on the commitment.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
June 30, 2018
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(388)	(157)	-	(244)	-	-	(15)	-	(804)
Recoveries	47	11	-	64	-	-	-	-	122
Provision (credit)	1,091	88	53	286	33	56	(22)	15	1,600
Ending balance	$ 3,895	$ 1,062	$ 189	$ 1,601	$ 398	$ 113	$ 544	$ 212	$ 8,014

Ending balance: Individually evaluated for impairment	$ 2,423	$ 74	$ -	$ 160	$ -	$ -	$ -	$ -	$ 2,657

Ending balance: Collectively evaluated for impairment	$ 1,472	$ 988	$ 189	$ 1,441	$ 398	$ 113	$ 544	$ 212	$ 5,357

Loans:
Ending balance	$ 75,141	$ 156,268	$ 17,781	$ 389,387	$ 795,823	$ 48,253	$ 13,174	$ 10,985	$ 1,506,812

Ending balance: Individually evaluated for impairment	$ 3,604	$ 458	$ -	$ 1,450	$ -	$ -	$ 1,624	$ -	$ 7,136

Ending balance: Collectively evaluated for impairment	$ 71,537	$ 155,810	$ 17,781	$ 387,937	$ 795,823	$ 48,253	$ 11,550	$ 10,985	$ 1,499,676

December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8	-	-	24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 377,660	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 377,431	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,386,753

June 30, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	6,332
Charge-offs	(136)	-	-	(201)	-	-	(17)	-	(354)
Recoveries	2	-	-	-	-	-	23	-	25
Provision (credit)	1,180	292	(6)	(291)	44	112	65	(46)	1,350

Ending balance	$ 3,022	$ 1,029	$ 70	$ 1,502	$ 359	$ 144	$ 1,046	$ 181	$ 7,353

Ending balance: Individually evaluated for impairment	$ 1,425	$ 141	$ -	$ 143	$ -	$ -	$ 73	$ -	$ 1,782

Ending balance: Collectively evaluated for impairment	$ 1,597	$ 888	$ 70	$ 1,359	$ 359	$ 144	$ 973	$ 181	$ 5,571

Loans:
Ending balance	$ 74,511	$ 126,224	$ 11,057	$ 371,002	$ 718,707	$ 44,389	$ 15,858	$ 8,515	$ 1,370,263

Ending balance: Individually evaluated for impairment	$ 3,044	$ 908	$ -	$ 607	$ -	$ -	$ 1,787	$ -	$ 6,346

Ending balance: Collectively evaluated for impairment	$ 71,467	$ 125,316	$ 11,057	$ 370,395	$ 718,707	$ 44,389	$ 14,071	$ 8,515	$ 1,363,917

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2018 or December 31, 2017.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
June 30, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 224	$ 44	$ -	$ 3,110	$ 3,378	$ 71,763	$ 75,141
SBA commercial mortgage	-	-	-	458	458	155,810	156,268
SBA construction	-	-	-	-	-	17,781	17,781
Direct lease financing	1,458	1,050	1,390	-	3,898	385,489	389,387
SBLOC	-	-	-	-	-	795,823	795,823
Other specialty lending	-	-	-	-	-	48,253	48,253
Consumer - other	-	-	-	-	-	4,447	4,447
Consumer - home equity	-	-	69	1,347	1,416	7,311	8,727
Unamortized loan fees and costs	-	-	-	-	-	10,985	10,985
	$ 1,682	$ 1,094	$ 1,459	$ 4,915	$ 9,150	$ 1,497,662	$ 1,506,812

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

June 30, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,928	$ 2,394	$ 4,464	$ -	$ -	$ 1,281	$ 74	$ 75,141
SBA commercial mortgage	153,986	275	458	-	-	307	1,242	156,268
SBA construction	17,024	-	682	-	-	75	-	17,781
Direct lease financing	214,283	-	2,138	-	-	4,208	168,758	389,387
SBLOC	393,868	-	-	-	-	-	401,955	795,823
Other specialty lending	48,253	-	-	-	-	-	-	48,253
Consumer	7,412	-	1,827	-	-	-	3,935	13,174
Unamortized loan fees and costs	-	-	-	-	-	-	10,985	10,985
	$ 901,754	$ 2,669	$ 9,569	$ -	$ -	$ 5,871	$ 586,949	$ 1,506,812

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

* For information on targeted loan review thresholds see “Allowance for Loan Losses ” in form 10-K in the loans footnote and in this Form 10-Q in the Management’s Discussion of and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $1.1 million and $4.7 million as of June 30, 2018 and December 31, 2017, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At June 30, 2018, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $1.8 million at June 30, 2018 and $1.7 million at December 31, 2017.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman is Chairman and has a minority interest. The Company’s Chairman also serves as President of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In 2018, the Company purchased $5.5 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB. Prices for these loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at June 30, 2018 and had complied with all terms for all prior repurchase agreements. There were $64.2 million and $64.3 million of repurchase agreements outstanding at June 30, 2018 and December 31, 2017, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $1.6 million and $1.8 million for legal services for the six months ended June 30, 2018 and June 30, 2017, respectively.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many  such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.  During the six months ended June 30, 2018, there were no transfers between the three levels which categorize assets and liabilities by the type of information available for valuation purposes.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $441.1 million and $908.9 million as of June 30, 2018 and December 31, 2017, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity and loans held for sale are based on using “unobservable inputs” that are the best information available in the circumstances.  Level 3 investment security fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

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

The net loan portfolio is valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value.

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity on the consolidated balance sheets.  The fair value was established by the sales price and subsequently subjected to cash flow analysis. The change in value of investment in unconsolidated entity in the consolidated  statements of operations includes interest paid and changes in estimated fair value.

Discontinued assets held for sale are valued at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

The estimated fair values of demand deposits (comprising of interest and non-interest bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are short-term borrowings.

Time deposits, when outstanding, and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. The carrying amount of accrued interest payable approximates its fair value.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands):

	June 30, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,305,494	$ 1,305,494	$ -	$ 1,242,680	$ 62,814
Investment securities held-to-maturity	86,354	85,754	-	78,512	7,242
Securities purchased under agreements to resell	64,216	64,216	64,216	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held for sale	447,997	447,997	-	-	447,997
Loans, net of deferred loan fees and costs	1,506,812	1,504,902	-	-	1,504,902
Investment in unconsolidated entity	67,994	67,994	-	-	67,994
Assets held for sale from discontinued operations	241,694	241,694	-	-	241,694
Interest rate swaps, asset	3,309	3,309	-	3,309	-
Demand and interest checking	3,287,682	3,287,682	3,287,682	-	-
Savings and money market	511,598	511,598	511,598	-	-
Subordinated debentures	13,401	10,082	-	-	10,082
Securities sold under agreements to repurchase	161	161	161	-	-

	December 31, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$ 1,294,484	$ 1,294,484	$ -	$ 1,253,840	$ 40,644
Investment securities held-to-maturity	86,380	85,345	-	78,745	6,600
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	503,316	503,316	-	-	503,316
Loans, net of deferred loan fees and costs	1,392,228	1,391,701	-	-	1,391,701
Investment in unconsolidated entity	74,473	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	304,313	-	-	304,313
Interest rate swaps, asset	1,243	1,243	-	1,243	-
Demand and interest checking	3,806,965	3,806,965	3,806,965	-	-
Savings and money market	453,877	453,877	453,877	-	-
Subordinated debentures	13,401	9,173	-	-	9,173
Securities sold under agreements to repurchase	217	217	217	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 56,290	$ -	$ 56,290	$ -
Asset-backed securities	230,456	-	230,456	-
Obligations of states and political subdivisions	68,664	-	68,664	-
Residential mortgage-backed securities	401,710	-	401,710	-
Collateralized mortgage obligation securities	277,634	-	277,634	-
Commercial mortgage-backed securities	270,740	-	207,926	62,814
Total investment securities available-for-sale	1,305,494	-	1,242,680	62,814
Loans held for sale	447,997	-	-	447,997
Investment in unconsolidated entity	67,994	-	-	67,994
Assets held for sale from discontinued operations	241,694	-	-	241,694
Interest rate swaps, asset	3,309	-	3,309	-
	$ 2,066,488	$ -	$ 1,245,989	$ 820,499

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale
U.S. Government agency securities	$ 49,902	$ -	$ 49,902	$ -
Asset-backed securities	270,085	-	270,085	-
Obligations of states and political subdivisions	75,849	-	75,849	-
Residential mortgage-backed securities	448,852	-	448,852	-
Collateralized mortgage obligation securities	246,493	-	246,493	-
Commercial mortgage-backed securities	203,303	-	162,659	40,644
Total investment securities available-for-sale	1,294,484	-	1,253,840	40,644
Loans held for sale	503,316	-	-	503,316
Investment in unconsolidated entity	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	-	-	304,313
Interest rate swaps, asset	1,243	-	1,243	-
	$ 2,177,829	$ -	$ 1,255,083	$ 922,746

In addition, ASC 820 establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports.  Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The changes in the Company’s Level 3 assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, year to date, are summarized below(in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Beginning balance	$ 40,644	$ -	$ 503,316	$ 663,140
Transfers into level 3	-	19,441	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-	9,195	19,883
Included in other comprehensive loss	(363)	(497)	-	-
Purchases, issuances, sales and settlements
Purchases	28,365	24,112
Issuances	-	-	252,109	521,914
Sales	-	-	(316,623)	(701,621)
Settlements	(5,832)	(2,412)	-	-
Ending balance	$ 62,814	$ 40,644	$ 447,997	$ 503,316

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ (2,177)	$ 911

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held for sale
	unconsolidated entity		from discontinued operations
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Beginning balance	$ 74,473	$ 126,930	$ 304,313	$ 360,711
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2,903)	(20)	(960)	557
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	551	11,450
Sales	-	-	(35,000)	-
Settlements	(3,576)	(52,437)	(24,618)	(52,450)
Charge-offs	-	-	(2,592)	(15,955)
Ending balance	$ 67,994	$ 74,473	$ 241,694	$ 304,313

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ (2,903)	$ (20)	$ (960)	$ (4,776)

	Fair value at	Fair value at			Range at	Range at
Level 3 instruments only	June 30, 2018	December 31, 2017	Valuation techniques	Unobservable inputs	June 30, 2018	December 31, 2017

Investment securities available-for-sale	$ 62,814	$ 40,644	Discounted cash flow	Discount rate	6.94% - 9.57%	7.0%-9.5%
Investment securities held-to-maturity	7,242	6,600	Discounted cash flow	Discount rate	8.22%	8.00%
Federal Home Loan Bank and Atlantic	1,113	991	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,504,902	1,391,701	Discounted cash flow	Discount rate	3.93% - 7.87%	3.5%-7.2%
costs
Commercial loans held for sale	447,997	503,316	Discounted cash flow	Discount rate	4.74% - 7.59%	4.85%-7.05%
Investment in unconsolidated entity	67,994	74,473	Discounted cash flow	Discount rate	5.10%	4.75%
				Default rate	1.00%	1.00%
Assets held for sale	241,694	304,313	Discounted cash flow	Discount rate	4.31% - 10.15%	3.89%-9.59%
Subordinated debentures	10,082	9,173	Discounted cash flow	Discount rate	8.22%	7.00%

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 4,479	$ -	$ -	$ 4,479
Other real estate owned	405	-	-	405
Intangible assets	4,612	-	-	4,612
	$ 9,496	$ -	$ -	$ 9,496

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description (1)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent	$ 3,559	$ -	$ -	3,559
Other real estate owned	450	-	-	450
Intangible assets	5,377	-	-	5,377
	$ 9,386	$ -	$ -	$ 9,386

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2018, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral is shown at estimated fair value of $4.5 million.  To arrive at that fair value, related loan principal of $7.1 million was reduced by specific reserves of $2.6 million within the allowance for loan losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the impaired balance at June 30, 2018 were ten troubled debt restructured loans with a balance of $3.3 million which had specific reserves of $1.2 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as effective hedges.  As of June 30, 2018, the Company had entered into eleven interest rate swap agreements with an aggregate notional amount of $59.7 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a gain of $2.1 million for the six months ended June 30, 2018 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans on the Consolidated Statements of Operations.  The amount receivable by the Company under these swap agreements was $3.3 million at June 30, 2018 which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $251,000 as of June 30, 2018.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2018 are summarized below (dollars in thousands):

	June 30, 2018
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	2.36%	$ 533
August 17, 2025	2,500	2.27%	2.32%	103
August 17, 2025	2,500	2.27%	2.32%	103
December 11, 2025	2,400	2.14%	2.33%	125
December 23, 2025	6,800	2.16%	2.34%	346
December 24, 2025	8,200	2.17%	2.34%	408
January 28, 2026	3,000	1.87%	2.36%	213
July 20, 2026	6,300	1.44%	2.36%	672
December 12, 2026	3,200	2.26%	2.33%	159
January 4, 2027	10,100	2.35%	2.31%	438
April 27, 2027	4,400	2.32%	2.37%	209
Total	$ 59,700			$ 3,309

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($444,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of June 30, 2018, the accumulated amortization was $1.4 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($1.5 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of June 30, 2018, the accumulated amortization was $10.5 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10 year period.  Amortization expense is $340,000 per year ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2018, the accumulated amortization was $738,000.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation.  The Company adopted the guidance in the first quarter of 2017, and the adoption has not had a material impact on our consolidated financial statements.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company had received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which were due June 15, 2018.  Future payments are subject to future approval by the Federal Reserve.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books.

The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleges that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions are asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believes the claims are without merit and intends to vigorously defend against them.  Given that the matter is in its early stages, the Company is not yet able to estimate any potential liability of the Bank.

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

	For the three months ended June 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 21,455	$ -	$ 13,905	$ -	$ 35,360
Interest allocation	-	13,905	(13,905)	-	-
Interest expense	881	4,622	323	-	5,826
Net interest income (loss)	20,574	9,283	(323)	-	29,534
Provision for loan and lease losses	900	-	-	-	900
Non-interest income	608	16,403	29	-	17,040
Non-interest expense	13,604	16,688	7,018	-	37,310
Income (loss) from continuing operations before taxes	6,678	8,998	(7,312)	-	8,364
Income tax expense	-	-	2,209	-	2,209
Income (loss) from continuing operations	6,678	8,998	(9,521)	-	6,155
Loss from discontinued operations	-	-	-	(14)	(14)
Net income (loss)	$ 6,678	$ 8,998	$ (9,521)	$ (14)	$ 6,141

	For the three months ended June 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 20,297	$ -	$ 10,516	$ -	$ 30,813
Interest allocation	-	10,516	(10,516)	-	-
Interest expense	814	2,494	290	-	3,598
Net interest income	19,483	8,022	(290)	-	27,215
Provision for loan and lease losses	350	-	-	-	350
Non-interest income	3,232	14,352	589	-	18,173
Non-interest expense	13,696	18,714	4,953	-	37,363
Income (loss) from continuing operations before taxes	8,669	3,660	(4,654)	-	7,675
Income tax benefit	-	-	(9,923)	-	(9,923)
Income from continuing operations	8,669	3,660	5,269	-	17,598
Income from discontinued operations	-	-	-	1,266	1,266
Net income	$ 8,669	$ 3,660	$ 5,269	$ 1,266	$ 18,864

	For the six months ended June 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 44,272	$ -	$ 26,395	$ -	$ 70,667
Interest allocation	-	26,395	(26,395)	-	-
Interest expense	1,809	8,523	727	-	11,059
Net interest income	42,463	17,872	(727)	-	59,608
Provision	1,600	-	-	-	1,600
Non-interest income	13,318	32,756	61	-	46,135
Non-interest expense	28,750	32,882	14,727	-	76,359
Income (loss) from continuing operations before taxes	25,431	17,746	(15,393)	-	27,784
Income tax expense	-	-	7,608	-	7,608
Income (loss) from continuing operations	25,431	17,746	(23,001)	-	20,176
Income from discontinued operations	-	-	-	105	105
Net income (loss)	$ 25,431	$ 17,746	$ (23,001)	$ 105	$ 20,281

	For the six months ended June 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 38,230	$ -	$ 21,032	$ -	$ 59,262
Interest allocation	-	21,032	(21,032)	-	-
Interest expense	1,780	4,858	532	-	7,170
Net interest income	36,450	16,174	(532)	-	52,092
Provision	1,350	-	-	-	1,350
Non-interest income	10,672	30,987	733	-	42,392
Non-interest expense	27,407	38,445	9,294	-	75,146
Income (loss) from continuing operations before taxes	18,365	8,716	(9,093)	-	17,988
Income tax benefit	-	-	(5,912)	-	(5,912)
Income (loss) from continuing operations	18,365	8,716	(3,181)	-	23,900
Income from discontinued operations	-	-	-	2,927	2,927
Net income (loss)	$ 18,365	$ 8,716	$ (3,181)	$ 2,927	$ 26,827

June 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,905,740	$ 34,139	$ 2,040,301	$ 241,694	$ 4,221,874
Total liabilities	$ 717,617	$ 2,880,305	$ 291,405	$ -	$ 3,889,327

December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,865,572	$ 29,615	$ 2,508,647	$ 304,313	$ 4,708,147
Total liabilities	$ 653,952	$ 3,371,730	$ 358,316	$ -	$ 4,383,998

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and six months ended June 30, 2018 and 2017 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest income	$ 2,066	$ 3,135	$ 4,593	$ 6,496
Interest expense	-	-	-	-
Provision for loan and lease losses	-	-	-	-
Net interest income after provision	2,066	3,135	4,593	6,496

Non interest income	504	346	868	452
Non interest expense	2,620	1,489	5,355	2,289

Income (loss) before taxes	(50)	1,992	106	4,659
Income tax (benefit) provision	(36)	726	1	1,732
Net income (loss)	$ (14)	$ 1,266	$ 105	$ 2,927

	June 30,	December 31,
	2018	2017
Loans, net	$ 211,225	$ 270,050
Other real estate owned	30,469	34,262
Total assets	$ 241,694	$ 304,313

The Company utilizes lower of cost or market valuations for discontinued operations loans which are updated based on internal loan officers’ information, third party consultant information, internal loan review analysis and third party review of impairments.  Based on that review, weighted average fair values were applied to the loans not specifically reviewed.  The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $241.7 million of loans and other real estate owned remain in assets held for sale on the balance sheet as a result of loan sales, principal paydowns and fair value charges.  The Company is attempting to sell those remaining loans.  Additionally, the consolidated balance sheet reflects $68.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.

Note 16. Subsequent Events

The Company evaluated its June  30, 2018 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  On July 10, 2018, the Bank executed an agreement to sell and transfer the fiduciary rights and obligations related to its Safe Harbor Individual Retirement Account (“SHIRA”) portfolio, totaling approximately $400 million in deposits, to Millennium Trust Company, LLC (“Buyer”).  In consideration for the sale and transfer, Buyer paid the Bank $65 million, $5 million of which will remain in escrow until October 10, 2019.  The escrow was established as an adjunct to general representations and warranties.  Because the $65 million represented consideration for the sale and transfer of the fiduciary rights and obligations which will be transferred thirty days after account holder notice, the initial review of the transaction indicates that the $65 million will be recognized as a gain on sale in the third quarter of 2018.  The Bank will continue to serve as the depository institution for the SHIRA portfolio until such time as Buyer directs otherwise. In the short term, the Company’s management believes that its interest expense will increase and interest income on federal funds sold will decrease as a result of the transfers.  For the six months ended June 2018 and for full year 2017, the Company reported related fees of $3.1 million and $5.9 million, respectively, in the consolidated statements of operations under service fees on deposit accounts.

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

 Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities backed lines of credit, or SBLOC, vehicle fleet and other equipment leasing, Small Business Administration lending, or SBA loans, and commercial mortgage-backed loans, or CMBS, generated for sale into commercial mortgage backed securities markets primarily through securitizations.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in mid Atlantic, southern and other states.  SBA loans and commercial loans generated for sale are made nationally.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $241.7 million of loans and other real estate owned remain in assets held for sale on the balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, the balance sheet reflects $68.0 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

The results of the first six months of 2018 compared to the first six months of 2017 reflected higher pretax income and lower after tax income.  Year to date pretax income for 2018 was $27.8 million compared to $18.0 million for 2017.  Year to date net income for 2018 was $20.3 million compared to $26.8 million for 2017.  After tax income in 2018 was lower primarily as a result of the reversal of deferred tax valuation allowances in 2017.  Those reversals more than offset the impact of statutory tax rates and resulted in a net tax benefit in that year.   The improvement in pretax income primarily reflected revenue growth, including an $11.3 million gain on sale of loans into a securitization in 2018.  Continuing growth in net interest income, which increased $7.5 million, reflected a $4.0 million, or 40.3%, increase in SBLOC interest income between those respective periods.  SBLOC loans comprise our largest loan portfolio and totaled $795.8 million at June 30, 2018, reflecting an 11% increase over the prior year.  Related interest income also reflected the impact of Federal Reserve rate increases.  Over the same periods, SBA loans increased approximately 17% and related interest income also benefited from rate increases.  Interest income on commercial mortgage backed loans decreased in the second quarter compared to the first quarter, as a result of the securitization at the end of that quarter.  While rates on these loan categories adjusted more fully to the Federal Reserve increases, interest expense increased to a significantly lesser extent.  The Bank’s largest funding source, prepaid card accounts, contractually adjust to only a portion of increases in market rates.  Prepaid card fees are the largest driver of non-interest income.  Year to date fees in 2018 increased 5.9% over year to date 2017 and totaled $28.4 million.  Total revenues, consisting of net interest income and non-interest income increased $11.3 million to $105.7 million compared to $94.5 million in the prior year, an increase of 11.9%.  Non-interest expense increased 1.6%, or $1.2 million over those periods, to $76.4 million.  The holding company leverage ratio was 8.06% at June 30, 2018 compared to 7.77% at June 30, 2017.

Recent Developments

On July 10, 2018, The Bancorp Bank (“Bank”), a wholly-owned subsidiary of The Bancorp Inc. (“the Company”), executed an agreement to sell and transfer the fiduciary rights and obligations related to its Safe Harbor Individual Retirement Account (“SHIRA”) portfolio, totaling approximately $400 million, to Millennium Trust Company, LLC (“Buyer”).  In consideration for the sale and transfer, Buyer paid the Bank $65 million, $5 million of which will remain in escrow until October 10, 2019. The escrow was established as an adjunct to general representations and warranties. Because the $65 million represented consideration for the sale and transfer of the fiduciary rights and obligations which will be transferred thirty days after accountholder notice, the initial review of the transaction indicates that the $65 million will be recognized as a gain on sale in the third quarter of 2018. The Bank will continue to serve as the depository institution for the SHIRA portfolio until such time as Buyer directs otherwise. In the short term, the Company’s management believes that its interest expense will  increase and interest income on federal funds sold will decrease as a result of the transfers.  For the six months ended June 2018 and for full year 2017, the Company reported related fees of  $3.1 million and $5.9 million, respectively, in the consolidated statements of operations under service fees on deposit accounts.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable.  In addition, we consider the continuing performance of the securities.  We recognize credit losses through the Consolidated Statements of Operations.  If management believes market value losses are temporary and that we have the ability and intention to hold those securities to maturity, we recognize the reduction in other comprehensive income, through equity.  We evaluate whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, we estimate expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

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

Regulatory Actions

The Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC effective August 7, 2012, which we refer to as the 2012 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation.  Under the 2012 Consent Order, the Bank agreed to increase its supervision of third-party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third-party relationships as provided in the Consent Order.  As part of the Consent Order, the Bank agreed to pay a civil money penalty in the amount of $172,000, which was paid in 2012.  The 2012 Consent Order was amended and restated in 2015 as noted below.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $19,439.50 in restitution has been paid.

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

Results of Operations

Second quarter 2018 to second quarter 2017

Net Income: Income from continuing operations before income taxes increased to $8.4 million in second quarter 2018 from $7.7 million in second quarter 2017. Net income from continuing operations for the second quarter of 2018 was $6.2 million, or $0.11 per diluted share, compared to $17.6 million, or $0.32 per diluted share for the second quarter of 2017. Net income from continuing operations decreased between those respective periods as a result of the reversal of deferred tax asset valuation allowances in 2017. After discontinued operations, net income for the second quarter of 2018 was $6.1 million compared to $18.9 million for the second quarter of 2017.  Net interest income for the second quarter of 2018 compared to the second quarter of 2017 increased to $29.5 million from $27.2 million primarily as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $550,000 to $900,000 in the second quarter of 2018 compared to $350,000 in the second quarter of 2017.  Non-interest income (excluding security gains and losses)  decreased $547,000 and non-interest expense of $37.3 million in the second quarter of 2018 was comparable to second quarter 2017.  Diluted income per share was $0.11 in the second quarter of 2018 compared to $0.34 income per share in the second quarter of 2017 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the second quarter of 2018 increased to $29.5 million, an increase of $2.3 million, or 8.5%, from $27.2 million in the second quarter of 2017.  Our interest income for the second quarter of 2018 increased to $35.4 million, an increase of $4.5 million, or 14.8%, from $30.8 million for the second quarter of 2017.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $1.85 billion for the second quarter of 2018 from $1.79 billion for the second quarter of 2017, an increase of $56.8 million, or 3.2%.  Related interest income increased $1.9 million on a tax equivalent basis.  The increase in average loans reflected growth in SBLOC, SBA and leasing.  Our average investment securities increased to $1.44 billion for the second quarter of 2018 from $1.26 billion for the second quarter of 2017,  as purchases for estimated 2018 maturities were accelerated as a result of increases in market rates.    Related tax equivalent interest income increased $1.6 million on a tax equivalent basis as a result of higher balances and yields. Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities. While interest income increased by the aforementioned $4.5 million, interest expense increased by $2.2 million, as deposits repriced to the higher rate environment more slowly than assets. As a result of the sale of the safe harbor deposit portfolio in July 2018, we believe that in the short term, interest income on balances at the Federal Reserve Bank will decrease and interest expense on deposits will increase.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2018 was 3.11% which was comparable to the 3.10% for the second quarter of 2017.  While the yield on interest earning assets in continuing operations increased 28 basis points, the cost of deposits and interest bearing liabilities increased 22 basis points.  The larger increase in the yield on interest earning assets was also partially offset by a reduction in yield on the discontinued loan portfolio. The net interest margin in second quarter 2018 was also impacted by the securitization of higher rate loans in March 2018.  Those loans yield in excess of 5.5% and accordingly have a positive impact on net interest margin. In the second quarter of 2018, the average yield on our loans increased to 4.75% from 4.46% for the second quarter of 2017, an increase of 29 basis points.  Yields on taxable investment securities in the second quarter of 2018 increased to 3.00% compared to 2.92% for the second quarter of 2017,  an increase of 8 basis points. Average interest earning deposits at the Federal Reserve Bank decreased $21.7 million, or 4.5%, to $458.7 million in the second quarter of 2018 from $480.4 million in the second quarter of 2017.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans. The interest cost of total deposits and interest bearing liabilities increased to 0.59% for the second quarter of 2018 as compared to 0.37% in the second quarter of 2017.  As a result of the sale of the safe harbor IRA deposit portfolio in July 2018, we believe that in the short term,  the interest cost of deposits will increase.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,828,398	$ 21,704	4.75%	$ 1,770,226	$ 19,748	4.46%
Leases - bank qualified*	20,214	337	6.67%	21,539	415	7.71%
Investment securities-taxable	1,435,598	10,770	3.00%	1,249,890	9,138	2.92%
Investment securities-nontaxable*	8,702	63	2.90%	14,632	107	2.93%
Interest earning deposits at Federal Reserve Bank	458,695	2,095	1.83%	480,417	1,255	1.04%
Federal funds sold and securities purchased under agreement to resell	64,300	475	2.95%	65,355	333	2.04%
Net interest earning assets	3,815,907	35,444	3.72%	3,602,059	30,996	3.44%

Allowance for loan and lease losses	(7,168)			(7,190)
Assets held for sale from discontinued operations	281,476	2,066	2.94%	348,452	3,135	3.60%
Other assets	212,397			274,335
	$ 4,302,612			$ 4,217,656

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,439,265	$ 5,022	0.58%	$ 3,437,845	$ 2,912	0.34%
Savings and money market	502,783	617	0.49%	434,792	520	0.48%
Total deposits	3,942,048	5,639	0.57%	3,872,637	3,432	0.35%

Short-term borrowings	1,648	9	2.18%	6,516	22	1.35%
Repurchase agreements	171	-	0.00%	273	-	0.00%
Subordinated debt	13,401	178	5.31%	13,401	144	4.30%
Total deposits and interest bearing liabilities	3,957,268	5,826	0.59%	3,892,827	3,598	0.37%

Other liabilities	14,124			4,434
Total liabilities	3,971,392			3,897,261

Shareholders' equity	331,220			320,395
	$ 4,302,612			$ 4,217,656

Net interest income on tax equivalent basis *		$ 31,684			$ 30,533

Tax equivalent adjustment		84			183

Net interest income		$ 31,600			$ 30,350

Net interest margin *			3.11%			3.10%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2018 and 35% for 2017, respectively.
** Includes loans held for sale.

For the second quarter of 2018, average interest earning assets increased to $3.82 billion, an increase of $213.8 million, or 5.9%, from $3.60 billion in the second quarter of 2017.  The increase reflected increases in average balances of loans and leases of $56.8 million, or 3.2%, and $179.8 million, or 14.2%, of average investment securities, net of decreases of $21.7 million, or 4.5%, in average interest earning deposits at the Federal Reserve Bank.  For those respective periods, average demand and interest checking deposits increased $1.4 million.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $900,000 for the second quarter of 2018 compared to $350,000 for the second quarter of 2017.  The allowance for loan losses increased to $8.0 million, or 0.53% of total loans at June 30, 2018, from $7.1 million, or 0.51% of total loans at December 31, 2017.  We believe that our allowance is adequate to cover expected losses   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $17.0 million in the second quarter of 2018 compared to $17.6 million in the second quarter of 2017 before gains on sale of investment securities of $0 in the second quarter of 2018 and $586,000 in the second quarter of 2017.  The $547,000, or 3.1% decrease between those respective periods, reflected the impact of a $1.7 million reduction in the change in value of investment in unconsolidated entity resulting primarily from an appraisal of properties securing one borrower’s loans, as a result of non payment of required loan payments for the second quarter of 2018.  It also reflected a $1.2 million decrease in gain (loss) on sale of loans to a loss of $454,000 for the second quarter of 2018 from a gain of $758,000 in the second quarter of 2017. The decrease reflected a decrease in market values for related loans. Prepaid card fees increased  $839,000, or 6.3%, to $14.1 million for the second quarter of 2018 compared to $13.2 million in second quarter 2017.  The increase reflected increased volumes of transactions. Card payment and ACH processing fees increased $510,000, or 33.9%, to $2.0 million for the second quarter of 2018 compared to $1.5 million in the second quarter of 2017.  The increase resulted from an increase in transaction volume.   Leasing income increased $276,000, or 33.2%, to $1.1 million for the second quarter of 2018 from $832,000 for the second quarter of 2017, which reflected higher gains on disposition of leased vehicles in 2018.  Affinity fees decreased by $64,000, or 43.0% to $85,000 for the second quarter of 2018 from $149,000 for the second quarter of 2017.  The decrease resulted from the exit of one affinity relationship whose ownership had changed. Service fees on deposit accounts increased $126,000, or 8.3%, to $1.6 million for the second quarter of 2018 from $1.5 million for the second quarter of 2017, reflecting increases in service charges on safe harbor individual retirement accounts. In July 2018, the safe harbor deposit portfolio was sold which will result in the elimination of the vast majority of service fees on deposit accounts.   Other non-interest income decreased $186,000, or 38.3%, to $300,000 for the second quarter of 2018 from $486,000 in the second quarter of 2017.

Non-Interest Expense.  Total non-interest expense was $37.3 million for the second quarter of 2018, a decrease of $53,000, or 0.1% compared to $37.4 million for the second quarter of 2017.  Decreases in data processing expense, FDIC insurance and depreciation and amortization were partially offset by increases in salaries, audit, legal and consulting expenses. Salaries and employee benefits increased to $18.9 million for the second quarter of 2018, an increase of $789,000, or 4.4% from $18.1  million for the second quarter of 2017. The increase reflected increases in BSA and compliance staffing costs.  Depreciation and amortization decreased $137,000, or 12.2% to $982,000 in the second quarter of 2018 from $1.1 million in the second quarter of 2017.  The decrease reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $23,000, or 1.6%, to $1.4 million in the second quarter of 2018 from $1.4 million in the second quarter of 2017.  The decrease reflected a reduction in leased space and more efficient use of office space. Data processing decreased by $1.3 million, or 48.7%, to $1.4 million in the second quarter of 2018 from $2.6 million in the second quarter of 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $28,000, or 8.4%, to $305,000 in the second quarter of 2018 from $333,000 in the second quarter of 2017, which reflected a reduction in printing expense for health savings accounts which were sold in the second quarter of 2017.  Audit expense increased $157,000, or 34.4%, to $613,000 in the second quarter of 2018 from $456,000 in the second quarter of 2017 which reflected increased regulatory and tax compliance audit fees.  Legal expense increased $343,000, or 24.0%, to $1.8 million in the second quarter of 2018 from $1.4 million in the second quarter of 2017, reflecting costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statement Restatement”) and other regulatory related legal fees.  Amortization of intangible assets increased $6,000, or 1.6%, to $383,000 for the second quarter of 2018 from $377,000 for the second quarter of 2017.  FDIC insurance expense decreased $529,000, or 15.3%,  to $2.9 million for the second quarter of 2018 from $3.5 million in the second quarter of 2017 reflecting a reduction in rate.  Software expense decreased $17,000, or 0.6%, to $3.0 million in the second quarter of 2018 from $3.0 million in the second quarter of 2017.  Insurance expense increased $131,000, or 24.2%, to $673,000 in the second quarter of 2018 compared to $542,000 in the second quarter of 2017. The increase reflected the impact of increased limits for liability coverages. Telecom and IT network communications decreased $112,000, or 26.4%, to $313,000 in the second quarter of 2018 from $425,000 in the second quarter of 2017. The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones.  Consulting increased $157,000, or 22.2%, to $863,000 in the second quarter of 2018 from $706,000 in the  second quarter of 2017 reflecting increased human resources related consulting.  Lease termination expense of $395,000 resulted from the termination of a lease which should yield future savings. Other non-interest expense increased $119,000, or 3.6%, to $3.5 million in the second quarter of 2018 from $3.3 million in the second quarter of 2017, which reflected an increase of $165,000 for travel expenses.

Income Taxes.  Income tax expense for continuing operations was $2.2 million for the second quarter of 2018 compared to an income tax benefit of $9.9 million in the second quarter of 2017.  A 26.4% effective tax rate in 2018 reflected the reduced 21% federal tax rate effective in that year, compared to the prior year federal rate of 34%.  The tax benefit in 2017 reflected the impact of approximately $12 million of deferred tax valuation reversals, partially offset by the application of statutory rates against $7.7 million of pre-tax income.

First six months 2018 to first six months 2017

Net Income: Income from continuing operations before income taxes increased to $27.8 million in the first six months of 2018 from $18.0 million in the first six months of 2017.  Net income from continuing operations decreased between those respective periods as a result of the reversal of deferred tax asset valuation allowances in 2017.  Net income from continuing operations for the first six months of 2018 was $20.2 million, or $0.36 per diluted share, compared to $23.9 million, or $0.43 per diluted share for the first six months of 2017.  After discontinued operations, net income for the first six months of 2018 was $20.3 million compared to $26.8 million for the first six months of 2017.  Net interest income increased $7.5 million to $59.6 million for the first six months of 2018 compared to $52.1 million for the first six months of 2017 primarily as a result of higher loan balances, and higher yields which reflected the impact of the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $250,000 to $1.6 million in the first six months of 2018 compared to $1.4 million in the first six months of 2017.  Non-interest income increased $4.8 million (excluding security gains and losses), from $41.3 million to $46.1 million between those respective periods.  The increase reflected a $5.1 million increase in gain on sale of loans into securitizations in 2018.  In 2017, a $2.5 million gain on the sale of our health savings accounts was more than offset by a loss of $3.4 million on the sale of our European prepaid operations.   Non-interest expense increased  $1.2 million between the periods,  which reflected a $3.9 million increase in salaries and employee benefits which was partially offset by a $2.8 million decrease in data processing expense.  Diluted income per share was $0.36 for the first six months of 2018 compared to diluted income per share of $0.48 for the first six months of 2017.

Net Interest Income:    Our net interest income for the first six months of 2018 increased to $59.6 million, an increase of $7.5 million, or 14.4%, from $52.1 million in the first six months of 2017.  Our interest income for the first six months of 2018 increased to $70.7 million, an increase of $11.4 million, or 19.2%, from $59.3 million for the first six months of 2017.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $186.3 million, or 10.8%, to $1.91 billion for the first six months of 2018 from $1.72 billion for the first six months of 2017, while related interest income increased $7.5 million on a tax equivalent basis.  The increase in average loans reflected growth in and SBLOC, SBA and leasing.  Our average investment securities increased to $1.42 billion for the first six months of 2018 from $1.30 billion for the first six months of 2017 while related interest income increased $2.2 million on a tax equivalent basis as a result of those higher balances and higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  While interest income increased by the aforementioned $11.4 million, interest expense increased by $3.9 million, as deposits repriced to the higher rate environment more slowly than assets.  As a result of the sale of the safe harbor deposit portfolio in July 2018, we believe that in the short term, interest income on balances at the Federal Reserve Bank will decrease and interest expense on deposits will increase.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2018 increased to 3.11% from 2.90% in the first six months of 2017, an increase of 21 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases.  In the first six months of 2018, the average yield on our loans increased to 4.74% from 4.37% for the first six months of 2017, an increase of 37 basis points.  Yields on taxable investment securities were higher at 2.91% compared to 2.82%, an increase of 9 basis points.    Average interest earning deposits at the Federal Reserve Bank decreased $136.0 million, or 22.1%, to $480.3 million in the first six months of 2018 from $616.3 million in the first six months of 2017.  The reduction reflected lower seasonal tax refund deposits in the first quarter of the year resulting from the exit from one of our program managers of a tax preparation software company.  The interest cost of total deposits and interest bearing liabilities increased to 0.55% for the first six months of 2018 compared to 0.36% in the first six months of 2017.  As a result of the sale of the safe harbor IRA deposit portfolio in July 2018, we believe that in the short term, the interest cost of deposits will increase.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,887,511	$ 44,743	4.74%	$ 1,700,508	$ 37,119	4.37%
Leases - bank qualified*	20,623	671	6.51%	21,361	811	7.59%
Investment securities-taxable	1,405,749	20,469	2.91%	1,287,360	18,143	2.82%
Investment securities-nontaxable*	9,294	138	2.97%	15,025	218	2.90%
Interest earning deposits at Federal Reserve Bank	480,343	3,927	1.64%	616,345	2,771	0.90%
Federal funds sold and securities purchased under agreement to resell	64,258	889	2.77%	57,635	560	1.94%
Net interest earning assets	3,867,778	70,837	3.66%	3,698,234	59,622	3.22%

Allowance for loan and lease losses	(7,076)			(6,708)
Assets held for sale from discontinued operations	288,050	4,593	3.19%	340,900	6,496	3.81%
Other assets	199,981			285,428
	$ 4,348,733			$ 4,317,854

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,487,205	$ 9,323	0.53%	$ 3,547,820	$ 5,699	0.32%
Savings and money market	495,124	1,285	0.52%	432,267	1,167	0.54%
Total deposits	3,982,329	10,608	0.53%	3,980,087	6,866	0.35%

Short-term borrowings	13,182	113	1.71%	3,276	22	1.34%
Repurchase agreements	188	-	0.00%	274	-	0.00%
Subordinated debt	13,401	338	5.04%	13,401	282	4.21%
Total deposits and interest bearing liabilities	4,009,100	11,059	0.55%	3,997,038	7,170	0.36%

Other liabilities	11,285			5,824
Total liabilities	4,020,385			4,002,862

Shareholders' equity	328,348			314,992
	$ 4,348,733			$ 4,317,854

Net interest income on tax equivalent basis *		$ 64,371			$ 58,948

Tax equivalent adjustment		170			360

Net interest income		$ 64,201			$ 58,588

Net interest margin *			3.11%			2.90%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2018 and 35% for 2017, respectively.
** Includes loans held for sale.

For the first six months of 2018, average interest earning assets increased to $3.87 billion, an increase of $169.5 million, or 4.6%, from $3.70 billion in the first six months of 2017.   The increase reflected increased average balances of loans and leases of $186.3 million, or 10.8% and increased average investment securities of $112.7 million, or 8.7%, net of decreased average balances of interest earning deposits at the Federal Reserve Bank of $136.0 million, or 22.1%.  Average demand and interest checking deposits decreased $60.6 million, or 1.7%. The decrease in average demand and interest checking reflected the aforementioned lower seasonal tax refund deposits in the first quarter of the year resulting from the exit from one of our program managers of a tax preparation software company.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses increased $250,000 to $1.6 million for the first six months of 2018 compared to $1.4 million for the first six months of 2017.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2018, our allowance for loan and lease losses amounted to $8.0 million, or 0.53% of total loans compared to $7.1 million, or 0.51% of total loans at December 31, 2017.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $46.1 million in the first six months of 2018 compared to $41.3 million in the first six months of 2017, before gains on securities of $26,000 in the first six months of 2018 and $1.1 million in the first six months of 2017.   The $4.8 million, or 11.6%, increase between those respective periods reflected a $5.1 million increase in gain on sale of loans into securitizations reflecting higher market spreads in the 2018 securitization.  It also reflected a $2.2 million increase in payment related fees which include prepaid, card payment and ACH fees.  Offsetting these increases was a $2.9 million reduction in change in value of investment in unconsolidated entity.  The majority of that reduction resulted from a $1.7 million charge in the second quarter of 2018, resulting primarily from an appraisal of properties securing one borrower’s loans, as a result of non-payment of required loan payments for the second quarter of 2018.   In the second quarter of 2017 we had a $2.5 million gain on the sale of a portion of our health savings portfolio which was more than offset by a $3.4 million loss on the sale of our European prepaid card operations.  Prepaid card fees increased $1.6 million, or 5.9%, to $28.4 million for the first six months of 2018 from $26.8 million for the first six months of 2017. The increase reflected increased volumes of transactions. Card payment and ACH processing fees increased $674,000, or 22.2%, to $3.7 million for the first six months of 2018 compared to $3.0 million for the first six months of 2017. The increase resulted from an increase in transaction volume.  Leasing income increased $212,000, or 15.3%, to $1.6 million for the first six months of 2018 from $1.4 million for the first six months of 2017,  which reflected higher gains on disposition of leased vehicles in 2018.  Affinity fees decreased $983,000, or 84.0%, to $187,000 for the first six months of  2018 from $1.2 million for the first six months of 2017.  The decrease resulted primarily from the planned exit of one affinity relationship which had a change of ownership.  Service fees on deposit accounts increased $27,000, or 0.8%, to $3.2 million for the first six months of 2018 from $3.2 million for the first six months of 2017 reflecting increases in service charges on safe harbor individual retirement accounts. In July 2018, the safe harbor deposit portfolio was sold which will result in the elimination of the vast majority of service fees on deposit accounts. Other non-interest income increased $156,000, or 30.2%, to $672,000 in the first six months of 2018 from $516,000 on the first six months of 2017.

Non-Interest Expense.  Total non-interest expense was $76.4 million for the first six months of 2018, an  increase of $1.2 million, or 1.6%, from $75.1 million for the first six months of 2017.  Salaries and employee benefits expense increased to $40.0 million, an increase of $3.9 million, or 10.7%, from $36.1 million for the first six months of 2017.    The increase reflected incentive compensation related to revenue and performance based compensation including that related to the $11.7 million gain on sale of loans in first quarter 2018.  The increase also reflected increases in BSA and compliance staffing costs.  Depreciation and amortization decreased $312,000, or 13.4%, to $2.0 million in the first six months of 2018 from $2.3 million in the first six months of 2017 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $125,000, or 4.4%, to $2.7 million in the first six months of 2018 from $2.9 million in the first six months of 2017.   The decrease reflected a reduction in leased space and more efficient use of office space. Data processing expense decreased $2.8 million, or 45.1%, to $3.4 million in the first six months of 2018 from $6.1 million in the first six months of 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Printing and supplies decreased $344,000, or 41.1%, to $494,000 in the first six months of 2018 from $838,000 in the first six months of 2017,  which reflected a reduction in printing expense for health savings accounts which were sold in the second quarter of 2017.   Audit expense increased $205,000, or 23.4%, to $1.1 million in the first six months of 2018 from $877,000 in the first six months of 2017 which reflected increased regulatory and tax compliance audit fees.  Legal expense increased $1.0 million, or 32.7%, to $4.2 million for the first six months of 2018 from $3.2 million in the first six months of 2017, which reflected costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements Restatement”) and other regulatory related legal fees.  Amortization of intangible assets increased $10,000, or 1.3%, to $766,000 for the first six months of 2018 from $756,000 for the first six months of 2017.  The increase resulted primarily from the amortization of the intangible asset resulting from the 2016 purchase of the $60 million of lease receivables.  FDIC insurance expense decreased $375,000, or 6.8%, to $5.1 million for the first six months of 2018 from $5.5 million in the first six months of 2017,  which reflected the impact of a decrease in the FDIC assessment rate.  Software expense increased $46,000, or 0.7%, to $6.3 million in the first six months of 2018 from $6.2 million in the first six months of 2017 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $74,000, or 6.1%, to $1.3 million in the first six months of 2018 from $1.2 million in the first six months of 2017.  The increase reflected the impact of increased limits for liability coverages. Telecom and IT network communications expense decreased $378,000 or 37.2% to $639,000 in the first six months of 2018 from $1.0 million in the first six months of 2017.  The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones.  Consulting expense increased $288,000, or 23.2%, to $1.5 million in the first six months of 2018 from $1.2 million in the first six months of 2017, reflecting increased human resources related consulting.

Lease termination expense of $395,000 resulted from the termination of a lease which should yield future savings.  Other non-interest expense decreased $139,000, or 2.0%, to $6.7 million in the first six months of 2018 from $6.8 million in the first six months of 2017.   The $139,000 decrease reflected a decrease of $191,000 in postage expense which reflected the impact of the sale of the health savings business.

Income Taxes.  Income tax expense for continuing operations was $7.6 million for the first six months of 2018 compared to income tax benefit of $5.9 million in the first six months of 2017.  A  27.4% effective tax rate in 2018 reflected the reduced 21% federal tax rate effective in that year, compared to the prior year federal rate of 34%. The tax benefit in 2017 reflected the impact of approximately $12 million of deferred tax valuation reversals, partially offset by the application of statutory rates against $18.0 million of pre-tax income.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  In 2017, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While such exits reduced balances in the second quarter of 2018, they were largely offset by growth in prepaid card and other payments deposits. Overnight balances at the Federal Reserve Bank averaged $458.7 million for the second quarter of 2018, which was lower than the prior year second quarter average of $480.4 million.  Investment securities available-for-sale also provide a significant source of liquidity.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first six months of 2018.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of June 30, 2018, we had a $1.03 billion line with the Federal Reserve, which may be collateralized by various types of loans and securities. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of June 30, 2018, we had eligible securities which would result in more than $800 million of availability. As of June 30, 2018, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources on a daily basis.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of June 30, 2018, we had cash reserves of approximately $14.8 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $180,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at June 30, 2018 were $373.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Deposit funding was utilized for net loan growth of $115.5 million for the six months ended June 30, 2018, and $147.9 million for the six months ended June 30, 2017.  Net purchases of investment securities for the six months ended June 30, 2018,  were $52.7 million compared to net redemptions of $145.5 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.59 billion and $1.45 billion as of June 30, 2018 and December 31, 2017, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At June 30, 2018, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2018
The Bancorp, Inc.	8.06%	18.60%	19.02%	18.60%
The Bancorp Bank	7.69%	18.11%	18.54%	18.11%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2017
The Bancorp, Inc.	7.90%	16.73%	17.09%	16.73%
The Bancorp Bank	7.61%	16.23%	16.59%	16.23%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2018.   We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of bank loans. Mortgage -backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 253,606	$ 18,458	$ 49,469	$ 6,891	$ 119,573
Loans net of deferred loan costs	1,021,800	53,541	244,133	166,459	20,879
Investment securities	405,423	107,501	134,611	329,905	414,408
Interest earning deposits	373,782	-	-	-	-
Securities purchased under agreements to resell	64,216	-	-	-	-
Total interest earning assets	2,118,827	179,500	428,213	503,255	554,860

Interest bearing liabilities:
Demand and interest checking	2,128,588	64,503	64,503	-	-
Savings and money market	127,900	255,798	127,900	-	-
Securities sold under agreements to repurchase	161	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,270,050	320,301	192,403	-	-
Gap	$ (151,223)	$ (140,801)	$ 235,810	$ 503,255	$ 554,860
Cumulative gap	$ (151,223)	$ (292,024)	$ (56,214)	$ 447,041	$ 1,001,901
Gap to assets ratio	-4%	-3%	6%	12%	13%
Cumulative gap to assets ratio	-4%	-7%	-1%	11%	24%

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

Financial Condition

General.    Our total assets at June 30, 2018 were $4.22 billion, of which our total loans were $1.51 billion.  At December 31, 2017, our total assets were $4.71 billion, of which our total loans were $1.39  billion. The decrease in assets reflected seasonally higher gift card balances at December 31, 2017.

Interest earning deposits and federal funds sold.  At June 30, 2018, we had a total of $373.8 million of interest earning deposits compared to $841.5 million at December 31, 2017, a decrease of $467.7 million or 55.6%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The reduction reflected the aforementioned seasonally higher gift card balances at December 31, 2017, some of which are maintained at the Federal Reserve.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.39 billion at June 30, 2018, an increase of $11.0 million, or 0.8%, from year-end 2017.  Other securities, included in the held-to-maturity classification at June 30, 2018,  consisted of three securities secured by diversified portfolios of corporate securities and two single-issuer trust preferred securities.

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

The following table provides additional information related to our single issuer trust preferred securities as of June 30, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	$ 1,918	$ 1,974	$ 56	Not rated
Security B	9,142	7,243	(1,899)	Not rated

Class: All of the above are trust preferred securities.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,   an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the six months ended June 30, 2018 and June 30, 2017,  we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at June 30, 2018, compared to $991,000 at December 31, 2017.

Investment securities with a fair value of approximately $727,000 at June 30, 2018 and $310.9 million at December 31, 2017, were pledged as collateral to secure a line of credit with the Federal Home Loan Bank.  At June 30, 2018, and December 31, 2017, investment securities with a fair value of approximately $248.8 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held for sale decreased to $448.0 million at June 30, 2018 from $503.3 million at December 31, 2017.  The decrease resulted from the sale of loans into a securitization in the first quarter of 2018, partially offset by new loans originated in the second quarter of 2018.

Loan portfolio. Total loans increased to $1.51 billion at June 30, 2018 from $1.39  billion at December 31, 2017.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2018	2017

SBA non-real estate	$ 75,141	$ 70,379
SBA commercial mortgage	156,268	142,086
SBA construction	17,781	16,740
SBA loans *	249,190	229,205
Direct lease financing	389,387	377,660
SBLOC	795,823	730,462
Other specialty lending	48,253	30,720
Other consumer loans	13,174	14,133
	1,495,827	1,382,180
Unamortized loan fees and costs	10,985	10,048
Total loans, net of deferred loan fees and costs	$ 1,506,812	$ 1,392,228

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 257,412	$ 236,724
SBA loans included in held for sale	182,072	165,177
Total SBA loans	$ 439,484	$ 401,901

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.   The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.  When loans are classified as troubled debt restructions, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At June 30, 2018  there were ten troubled debt restructured loans with a balance of $3.3 million which had specific reserves of $1.2 million. Approximately $1.0 million of these reserves related to the non guaranteed portion of SBA loans for start up businesses with the balance attributable to leasing.

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

At June 30, 2018, in excess of 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2018 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At June 30, 2018, approximately 49% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2018 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA department personnel.  At June 30, 2018, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The review threshold for the independent loan review department is $1,000,000.

Leasing – The targeted review threshold for 2018 is 35%. At June 30, 2018, approximately 56% of the leasing portfolio had been reviewed.  The review threshold is $1,000,000.

CMBS (Floating Rate) – The targeted review threshold for 2018 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At June 30, 2018, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At June 30, 2018, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At June 30, 2018,  approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2018 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At June 30, 2018,  approximately 85% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
June 30, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 224	$ 44	$ -	$ 3,110	$ 3,378	$ 71,763	$ 75,141
SBA commercial mortgage	-	-	-	458	458	155,810	156,268
SBA construction	-	-	-	-	-	17,781	17,781
Direct lease financing	1,458	1,050	1,390	-	3,898	385,489	389,387
SBLOC	-	-	-	-	-	795,823	795,823
Other specialty lending	-	-	-	-	-	48,253	48,253
Consumer - other	-	-	-	-	-	4,447	4,447
Consumer - home equity	-	-	69	1,347	1,416	7,311	8,727
Unamortized loan fees and costs	-	-	-	-	-	10,985	10,985
	$ 1,682	$ 1,094	$ 1,459	$ 4,915	$ 9,150	$ 1,497,662	$ 1,506,812

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the six months ended
	June 30,
	2018	2017

Ratio of the allowance for loan losses to total loans	0.53%	0.54%
Ratio of the allowance for loan losses to non-performing loans *	125.73%	131.09%
Ratio of non-performing assets to total assets *	0.16%	0.13%
Ratio of net charge-offs to average loans	0.04%	0.02%
Ratio of net charge-offs to average loans annualized	0.07%	0.04%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans was comparable at 0.53% at June 30, 2018 and 0.54% at June 30, 2017.  The ratio of the allowance for loan losses to non-performing loans decreased to 125.73% at June 30, 2018, from 131.09% at June 30, 2017, primarily as a result of an increase in non-performing loans.   The ratio of non-performing assets to total assets increased to 0.16% at June 30, 2018, from 0.13% at June 30, 2017, primarily as a result of an increase in non-performing loans.  Net charge-offs to average loans increased to 0.04% for the six months ended June 30, 2018, from 0.02% for the six months ended June 30, 2017,  primarily as a result of higher net charge offs.

Net charge-offs.  Net charge-offs were $682,000 for the six months ended June 30, 2018, an increase of $353,000 from net charge-offs of $329,000 the same period of 2017.  The majority of the charge-offs in 2018 were associated with SBA loans while in 2017 the majority of charges-offs resulted from fleet leasing relationships.

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

	June 30,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 3,110	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,347	1,414
Total non-accrual loans	4,915	3,996

Loans past due 90 days or more	1,459	227
Total non-performing loans	6,374	4,223
Other real estate owned	405	450
Total non-performing assets	$ 6,779	$ 4,673

Loans that were modified as of June 30, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,344	$ 1,344	5	$ 1,476	$ 1,476
Direct lease financing	3	1,451	1,451	1	230	230
Consumer	2	525	525	2	535	535
Total	10	$ 3,320	$ 3,320	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 102	$ 1,242	$ -	$ 115	$ 1,361
Direct lease financing	-	974	477	-	-	230
Consumer	-	-	525	-	-	535
Total	$ -	$ 1,076	$ 2,244	$ -	$ 115	$ 2,126

The following table summarizes, as of June 30, 2018, loans that had been restructured within the last 12 months that have subsequently defaulted.

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 666
Total	1	$ 666

The Company had commitments to extend $235,000 on two loans classified as troubled debt restructurings as of June 30, 2018 and a commitment to extend $228,000 on one loan classified as a troubled debt restructuring as of December 31, 2017.  However, based upon available information from the borrower whose loan comprises substantially all of $235,000, he does not intend to draw on the commitment.

The following table provides information about impaired loans at June 30, 2018 and December 31, 2017:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2018
Without an allowance recorded
SBA non-real estate	$ 193	$ 636	$ -	$ 435	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	476	588	-	411	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,624	1,624	-	1,669	-
With an allowance recorded					-
SBA non-real estate	3,411	3,411	2,423	2,588	-
SBA commercial mortgage	458	458	74	536	-
Direct lease financing	974	974	160	660	-
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	3,604	4,047	2,423	3,023	-
SBA commercial mortgage	458	458	74	536	-
Direct lease financing	1,450	1,562	160	1,071	-
Consumer - other	-	-	-	-	-
Consumer - home equity	1,624	1,624	-	1,669	-
	$ 7,136	$ 7,691	$ 2,657	$ 6,299	$ -

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	-
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	-
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	-
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	-
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	-
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ -

We had $4.9 million of non-accrual loans at June 30, 2018 compared to $4.0 million of non-accrual loans at December 31, 2017. The $900,000 increase in non-accrual loans was primarily due to $5.5 million of loans placed on non-accrual status partially offset by $3.6 million of loan payments, $545,000 of charge-offs and $364,000 of participations sold.  Loans  past due 90 days or more still accruing interest amounted to $1.5 million at June 30, 2018 and $227,000 at December 31, 2017.  The $1.2

 million increase reflected $3.8 million of additions partially offset by $1.4 million of loan payments, $155,000 of charge-offs, $1.1 million of loans moved to non-accrual and $15,000 of loans moved to repossessed assets.

We had $405,000 and $450,000 of other real estate owned at June 30, 2018 and December 31, 2017, respectively.  The reduction resulted from a $45,000 writedown.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of June 30, 2018 and December 31, 2017:

June 30, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,928	$ 2,394	$ 4,464	$ -	$ -	$ 1,281	$ 74	$ 75,141
SBA commercial mortgage	153,986	275	458	-	-	307	1,242	156,268
SBA construction	17,024	-	682	-	-	75	-	17,781
Direct lease financing	214,283	-	2,138	-	-	4,208	168,758	389,387
SBLOC	393,868	-	-	-	-	-	401,955	795,823
Other specialty lending	48,253	-	-	-	-	-	-	48,253
Consumer	7,412	-	1,827	-	-	-	3,935	13,174
Unamortized loan fees and costs	-	-	-	-	-	-	10,985	10,985
	$ 901,754	$ 2,669	$ 9,569	$ -	$ -	$ 5,871	$ 586,949	$ 1,506,812

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $18.3 million at June 30, 2018 compared to $20.1 million at December 31, 2017.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $68.0 million investment in unconsolidated entity at June 30, 2018.

Assets held for sale from discontinued operations.  Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $241.7 million at June 30, 2018 compared to $304.3 million at December 31, 2017.  The decrease resulted primarily from repayments, refinancings at other institutions and note sales. Non accrual loans in assets held for sale  at June 30, 2018, included a $17.0 million loan which became delinquent in the first quarter of 2018.  The loan is secured by multiple commercial real estate properties which cumulatively have a 95% loan to value based on December 2016 appraisals.  The loan has been written down by approximately $500,000. In the second quarter of 2018, the Bank sold the note for the $36.9 million loan for a hotel under construction and parking lot in the southeastern United States as more fully described in this section in the Form 10-Q dated March 31, 2018. The sales price was $35.0 million and a related loss of $1.9 million was recognized.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups.  At June 30, 2018, we had total deposits of $3.80 billion compared to $4.26 billion at December 31, 2017, a decrease of $461.6 million or 10.8%.  The decrease reflected higher balances at year end resulting from seasonal gift card balances.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2018		December 31, 2017
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,487,205	0.53%	$ 3,371,969	0.36%
Savings and money market	495,124	0.52%	439,625	0.51%
Total deposits	$ 3,982,329	0.53%	$ 3,811,594	0.38%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At June 30, 2018, we had long-term borrowings of $42.0 million compared to $42.3 million at December 31, 2017.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $34.5 million at June 30, 2018 compared to $67.2 million at December 31, 2017, representing a decrease of $32.7 million.  Other liabilities consist primarily of investment payables and accrued expenses.

Off balance sheet arrangements.  There were no off-balance sheet arrangements during the six months ended June 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida.  The note for the related loan was sold in the second quarter of 2018 and the loan  is no longer on the Bank’s books.  The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleges that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions are asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believes the claims are without merit and intends to vigorously defend against them.  Given that the matter is in its early stages, we are not yet able to estimate any potential liability of the Bank.

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

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of July 10, 2018

10.2	The Bancorp, Inc. 2018 Equity Incentive Plan

10.3	First Amendment to the Bancorp, Inc. 2018 Equity Incentive Plan

10.4	Form of Restricted Stock Unit Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

August 9, 2018	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 9, 2018	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary