Form 10-Q
period 2018-09-30
Bancorp, Inc.
filed 2018-11-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2018

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [ ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of  November 5, 2018, there were 56,446,088 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 2,245	$ 3,152
Interest earning deposits at Federal Reserve Bank	710,816	841,471
Securities purchased under agreements to resell	64,518	64,312
Total cash and cash equivalents	777,579	908,935

Investment securities, available-for-sale, at fair value	1,274,417	1,294,484
Investment securities, held-to-maturity (fair value $83,751 and $85,345, respectively)	84,433	86,380
Commercial loans held for sale, at fair value	308,470	503,316
Loans, net of deferred loan fees and costs	1,496,773	1,392,228
Allowance for loan and lease losses	(8,092)	(7,096)
Loans, net	1,488,681	1,385,132
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	991
Premises and equipment, net	17,686	20,051
Accrued interest receivable	11,621	10,900
Intangible assets, net	4,229	5,377
Other real estate owned	405	450
Deferred tax asset, net	40,991	34,802
Investment in unconsolidated entity, at fair value	64,212	74,473
Assets held for sale from discontinued operations	226,026	304,313
Other assets	60,337	78,543
Total assets	$ 4,360,200	$ 4,708,147

LIABILITIES
Deposits
Demand and interest checking	$ 3,540,605	$ 3,806,965
Savings and money market	317,453	453,877
Total deposits	3,858,058	4,260,842

Securities sold under agreements to repurchase	158	217
Subordinated debentures	13,401	13,401
Long-term borrowings	41,841	42,323
Other liabilities	54,868	67,215
Total liabilities	3,968,326	4,383,998

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,446,088 and 55,861,150
shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	56,446	55,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	365,749	363,196
Accumulated deficit	(7,936)	(89,485)
Accumulated other comprehensive loss	(21,519)	(4,557)
Total shareholders' equity	391,874	324,149

Total liabilities and shareholders' equity	$ 4,360,200	$ 4,708,147

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 24,981	$ 21,420	$ 70,254	$ 59,066
Investment securities:
Taxable interest	10,906	8,847	31,375	26,990
Tax-exempt interest	50	86	159	228
Federal funds sold/securities purchased under agreements to resell	480	371	1,369	931
Interest earning deposits	2,239	1,190	6,166	3,961
	38,656	31,914	109,323	91,176
Interest expense
Deposits	7,690	3,688	18,298	10,554
Short-term borrowings	148	175	261	197
Subordinated debentures	186	150	524	432
	8,024	4,013	19,083	11,183
Net interest income	30,632	27,901	90,240	79,993
Provision for loan and lease losses	1,060	800	2,660	2,150
Net interest income after provision for loan and lease losses	29,572	27,101	87,580	77,843

Non-interest income
Service fees on deposit accounts	402	1,700	3,624	4,895
ACH, card and other payment processing fees	2,281	1,564	6,275	4,596
Prepaid card fees	13,204	12,491	41,559	39,272
Net realized and unrealized gains on commercial loans originated for sale	8,999	11,394	20,274	17,535
Gain on sale of investment securities	15	506	41	1,595
Change in value of investment in unconsolidated entity	(78)	(4)	(2,981)	(20)
Leasing income	758	705	2,353	2,088
Affinity fees	84	275	271	1,445
Gain on sale of IRA portfolio	65,000	-	65,000	-
Gain on sale of health savings accounts	-	-	-	2,538
Loss from sale of European prepaid operations	-	-	-	(3,437)
Other	305	376	689	892
Total non-interest income	90,970	29,007	137,105	71,399

Non-interest expense
Salaries and employee benefits	19,243	21,788	59,213	57,902
Depreciation and amortization	999	1,080	3,012	3,405
Rent and related occupancy cost	1,343	1,368	4,077	4,227
Data processing expense	1,380	1,926	4,741	8,047
One time fee to exit data processing contract	-	1,136	-	1,136
Printing and supplies	285	282	779	1,120
Audit expense	471	393	1,553	1,270
Legal expense	1,610	2,744	5,811	5,909
Amortization of intangible assets	382	377	1,148	1,133
Losses on sale and write downs on other real estate owned	-	-	45	19
FDIC insurance	2,241	2,063	7,389	7,586
Software	3,593	3,088	9,879	9,328
Insurance	673	633	1,967	1,853
Telecom and IT network communications	332	426	971	1,443
Consulting	1,130	505	2,658	1,745
Civil money penalty (adjustment)	-	2,500	(290)	2,500
Lease termination expense	-	-	395	-
Other	3,617	3,574	10,310	10,406

Total non-interest expense	37,299	43,883	113,658	119,029
Income from continuing operations before income taxes	83,243	12,225	111,027	30,213
Income tax expense (benefit)	21,942	5,455	29,550	(457)
Net income from continuing operations	$ 61,301	$ 6,770	$ 81,477	$ 30,670
Discontinued operations
Income (loss) from discontinued operations before income taxes	(370)	829	(264)	5,488
Income tax expense (benefit)	(346)	318	(345)	2,050
Income (loss) from discontinued operations, net of tax	(24)	511	81	3,438
Net income available to common shareholders	$ 61,277	$ 7,281	$ 81,558	$ 34,108

Net income per share from continuing operations - basic	$ 1.09	$ 0.12	$ 1.45	$ 0.55
Net income per share from discontinued operations - basic	$ -	$ 0.01	$ -	$ 0.06
Net income per share - basic	$ 1.09	$ 0.13	$ 1.45	$ 0.61

Net income per share from continuing operations - diluted	$ 1.07	$ 0.12	$ 1.43	$ 0.55
Net income per share from discontinued operations - diluted	$ -	$ 0.01	$ -	$ 0.06
Net income per share - diluted	$ 1.07	$ 0.13	$ 1.43	$ 0.61

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the nine months
	ended September 30,
	2018	2017
	(in thousands)

Net income	$ 81,558	$ 34,108
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(23,285)	8,194
Reclassification adjustments for losses included in income	(41)	(1,595)
Reclassification adjustments for foreign currency translation gains	-	216
Amortization of losses previously held as available-for-sale	90	25
Other comprehensive income (loss)	(23,236)	6,840

Income tax (benefit) expense related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	(6,287)	3,278
Reclassification adjustments for losses included in income	(11)	(638)
Amortization of losses previously held as available-for-sale	24	10
Income tax (benefit) expense related to items of other comprehensive income (loss)	(6,274)	2,650

Other comprehensive income (loss) net of tax and reclassifications into net income	(16,962)	4,190
Comprehensive income	$ 64,596	$ 38,298

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2018
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	loss	Total

Balance at January 1, 2018	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income	-	-	-	-	14,140	-	14,140
Common stock issued from option exercises,
net of tax benefits	13,390	13	-	107	(9)	-	111
Common stock issued from restricted shares,
net of tax benefits	433,344	433	-	(433)	-	-	-
Stock-based compensation	-	-	-	743	-	-	743
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,252)	(9,252)

Balance at March 31, 2018	56,307,884	$ 56,307	$ (866)	$ 363,613	$ (75,354)	$ (13,809)	$ 329,891

Net income	-	-	-	-	6,141	-	6,141
Common stock issued from restricted shares,
net of tax benefits	102,641	104	-	(103)	-	-	1
Stock-based compensation	-	-	-	950	-	-	950
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(4,436)	(4,436)

Balance at June 30, 2018	56,410,525	$ 56,411	$ (866)	$ 364,460	$ (69,213)	$ (18,245)	$ 332,547

Net income	-	-	-	-	61,277	-	61,277
Common stock issued from restricted shares,
net of tax benefits	35,563	35	-	(35)	-	-	-
Stock-based compensation	-	-	-	1,324	-	-	1,324
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(3,274)	(3,274)

Balance at September 30, 2018	56,446,088	$ 56,446	$ (866)	$ 365,749	$ (7,936)	$ (21,519)	$ 391,874

THE BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2017
(in thousands, except share data)

						Accumulated
	Common			Additional		other
	stock	Common	Treasury	paid-in	Accumulated	comprehensive
	shares	stock	stock	capital	deficit	loss	Total

Balance at January 1, 2017	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income	-	-	-		7,963	-	7,963
Common stock issuance expense	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
net of tax benefits	338,355	339	-	(338)	-	-	1
Stock-based compensation	-	-	-	775	-	-	775
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	2,267	2,267

Balance at March 31, 2017	55,757,559	$ 55,758	$ (866)	$ 360,801	$ (103,978)	$ (1,946)	$ 309,769

Net income	-	-	-	-	18,864	-	18,864
Common stock issued from restricted shares,
net of tax benefits	100,086	100	-	(101)	-	-	(1)
Stock-based compensation	-	-	-	778	-	-	778
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	1,609	1,609

Balance at June 30, 2017	55,857,645	$ 55,858	$ (866)	$ 361,478	$ (85,114)	$ (337)	$ 331,019

Net income	-	-	-	-	7,281	-	7,281
Common stock issued from restricted shares,
net of tax benefits	2,015	2	-	15	(17)	-	-
Stock-based compensation	-	-	-	847	-	-	847
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	314	314

Balance at September 30, 2017	55,859,660	$ 55,860	$ (866)	$ 362,340	$ (77,850)	$ (23)	$ 339,461

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net income from continuing operations	$ 81,477	$ 30,670
Net income from discontinued operations	81	3,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,160	4,538
Provision for loan and lease losses	2,660	2,150
Net amortization of investment securities discounts/premiums	11,390	6,955
Stock-based compensation expense	3,017	2,400
Loans originated for sale	(485,198)	(398,410)
Sale of commercial loans originated for resale	635,964	429,365
Gain on sales of loans originated for resale	(20,733)	(12,581)
Gain on sale of IRA portfolio	(65,000)	-
Loss on sale of fixed assets	15	28
Loss on sale of other real estate owned	-	19
Fair value adjustment on investment in unconsolidated entity	2,981	20
Writedown of other real estate owned	45	-
Change in fair value of loans held for sale	2,255	1,946
Change in fair value of derivatives	(1,797)	(2,484)
Gain on sales of investment securities	(41)	(1,595)
(Increase) decrease in accrued interest receivable	(721)	458
(Increase) decrease in other assets	(8,419)	872
Change in fair value of discontinued loans held for sale	1,387	1,776
Change in discontinued assets held for sale	5,822	1,123
Decrease (increase) in other liabilities	2,602	(18,794)
Net cash provided by operating activities	171,947	51,894

Investing activities
Purchase of investment securities available-for-sale	(134,758)	(213,259)
Cash from call of investment securities held-to-maturity	2,000	-
Proceeds from sale of investment securities available-for-sale	3,529	83,918
Proceeds from redemptions of securities held-to-maturity	-	7,000
Proceeds from redemptions and prepayments of securities available-for-sale	163,784	234,163
Proceeds from sale of other real estate owned	-	85
Net increase in loans	(106,368)	(152,484)
Net decrease in discontinued loans held for sale	71,078	42,818
Proceeds from sale of fixed assets	-	366
Purchases of premises and equipment	(647)	(625)
Change in receivable from investment in unconsolidated entity	33,530	-
Return of investment in unconsolidated entity	7,280	19,199
Net cash provided by investing activities	39,428	21,181

Financing activities
Net decrease in deposits	(402,784)	(672,909)
Net decrease in securities sold under agreements to repurchase	(59)	(94)
Common stock issuance expense	-	(200)
Proceeds from the issuance of common stock	112	-
Proceeds from the sale of IRA portfolio	60,000	-
Net cash used in financing activities	(342,731)	(673,203)

Net decrease in cash and cash equivalents	(131,356)	(600,128)

Cash and cash equivalents, beginning of period	908,935	999,059

Cash and cash equivalents, end of period	$ 777,579	$ 398,931

Supplemental disclosure:
Interest paid	$ 18,977	$ 11,176
Taxes paid	$ 1,899	$ 1,051
Investment securities transferred in securitization	$ 62,076	$ 46,359

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K Report).  The results of operations for the nine month period ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

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

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer.  As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration.  Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Update (ASU) 606 include prepaid card, card payment, ACH and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in ASU 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

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

Sale of IRA portfolio

On July 10, 2018, the Company executed an agreement to sell and transfer the fiduciary rights and obligations related to its Safe Harbor Individual Retirement Account (SHIRA) portfolio, totaling approximately $400 million, to Millennium Trust Company, LLC (Buyer).  In consideration for the sale and transfer, Buyer paid the Company $65.0 million, $5.0 million of which will remain in escrow until October 10, 2019. The escrow was established as an adjunct to general representations and warranties.  Because the $65 million represented consideration for the sale and transfer of the fiduciary rights and obligations which were transferred during the quarter, the $65.0 million was recognized as a gain on sale in the third quarter of 2018.  For the nine months ended September 2018 and September 2017, the Company earned fees on the SHIRA portfolio of $3.4 million and $14.1 million, respectively, which is reported in the Consolidated Statements of Operations under service fees on deposit accounts. For the three months ended at those respective dates it reported $344,000 and $1.5 million.  As a result of the sale and other third quarter income, the leverage capital ratio exceeded 9% at September 30, 2018.  The fiduciary rights and obligations related to the SHIRA portfolio were unrelated to the Company’s payments businesses and related accounts, which comprise the vast majority of the Company’s funding.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At September 30, 2018, the Company had three active stock-based compensation plans.  The 2018 equity compensation plan was approved at the annual meeting in May 2018 and is described in the proxy statement for that meeting filed by the Company with the SEC.  The other plans are described in the Company’s 2017 Form 10-K Report.

The Company did not grant stock options during the nine month periods ended September 30, 2018 and September 30, 2017.  There were 23,125 common stock options exercised in the nine month period ended September 30, 2018, and 28,500 common stock options were exercised during the nine month period ended September 30, 2017.

A summary of the status of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2018	1,452,625	$ 8.30	4.64	$ -
Granted	-	-	-	-
Exercised	(23,125)	9.45	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2018	1,429,500	$ 8.28	3.90	$ 2,054,930
Exercisable at September 30, 2018	1,268,250	$ 8.45	3.43	$ 1,628,930

The Company granted 507,792 restricted stock units (RSUs) in the first nine months of 2018 of which 440,292 have a vesting period of 2.8 years and 67,500 have a vesting period of one year.  At issuance, the 507,792 RSUs granted in the first nine months of 2018 had a fair value of $11.07 per unit.  In the first nine months of 2017, the Company granted 955,024 RSUs of which 820,024 had a vesting period of three years and 135,000 had a vesting period of one year.  Of the RSUs granted in the first nine months of 2017, 799,599 had a fair value of $5.06 per unit,  7,923 had a fair value of $6.31 per unit and 147,542 had a fair value of $7.65 per unit at issuance.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2018	1,264,454	$ 5.49	1.67
Granted	507,792	11.07
Vested	(571,548)	5.43
Forfeited	(9,803)	7.65
Outstanding at September 30, 2018	1,190,895	$ 7.88	1.58

As of September 30, 2018, there was a total of $7.5 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.6 years.  Related compensation expense for the nine months ended September 30, 2018 and 2017 was $3.0 million and $2.4 million, respectively.  The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2018 and 2017 was $3.1 million and $2.6 million, respectively.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 61,301	56,442,222	$ 1.09
Effect of dilutive securities
Common stock options	-	661,079	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 61,301	57,103,301	$ 1.07

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (24)	56,442,222	$ -
Effect of dilutive securities
Common stock options	-	661,079	-
Diluted loss per share
Net loss available to common shareholders	$ (24)	57,103,301	$ -

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 61,277	56,442,222	$ 1.09
Effect of dilutive securities
Common stock options	-	661,079	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 61,277	57,103,301	$ 1.07

Stock options for 136,500 shares, exercisable at $10.45 per share, were outstanding at September 30, 2018, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 81,477	56,309,390	$ 1.45
Effect of dilutive securities
Common stock options	-	775,454	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 81,477	57,084,844	$ 1.43

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 81	56,309,390	$ -
Effect of dilutive securities
Common stock options	-	775,454	-
Diluted earnings per share
Net earnings available to common shareholders	$ 81	57,084,844	$ -

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 81,558	56,309,390	$ 1.45
Effect of dilutive securities
Common stock options	-	775,454	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 81,558	57,084,844	$ 1.43

Stock options for 1,429,500 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2018, and included in the dilutive shares because the exercise price per share was less than the average market price.  RSU’s are not included  as dilutive shares.

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

Stock options for 1,633,375 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2017 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

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

Stock options for 1,953,375 shares exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2017 but were not included in dilutive shares because the exercise price per share was greater than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

Available-for-sale	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 55,807	$ -	$ (1,844)	$ 53,963
Asset-backed securities *	205,823	577	(172)	206,228
Tax-exempt obligations of states and political subdivisions	8,145	19	(78)	8,086
Taxable obligations of states and political subdivisions	60,688	674	(1,542)	59,820
Residential mortgage-backed securities	392,722	587	(12,820)	380,489
Collateralized mortgage obligation securities	274,481	109	(8,141)	266,449
Commercial mortgage-backed securities	305,384	461	(6,463)	299,382
	$ 1,303,050	$ 2,427	$ (31,060)	$ 1,274,417

September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 74,989	$ 325	$ (171)	$ 75,143
Collateralized loan obligation securities	125,044	231	(1)	125,274
Other	5,790	21	-	5,811
	$ 205,823	$ 577	$ (172)	$ 206,228

Held-to-maturity	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,155	$ -	$ (1,767)	$ 7,388
Other debt securities - pooled	75,278	1,085	-	76,363
	$ 84,433	$ 1,085	$ (1,767)	$ 83,751

Available-for-sale	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 50,107	$ 21	$ (226)	$ 49,902
Asset-backed securities *	269,164	1,196	(275)	270,085
Tax-exempt obligations of states and political subdivisions	9,893	131	(36)	9,988
Taxable obligations of states and political subdivisions	64,739	1,377	(255)	65,861
Residential mortgage-backed securities	452,723	727	(4,598)	448,852
Collateralized mortgage obligation securities	248,663	148	(2,318)	246,493
Commercial mortgage-backed securities	204,469	585	(1,751)	203,303
	$ 1,299,758	$ 4,185	$ (9,459)	$ 1,294,484

December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 90,140	$ 271	$ (270)	$ 90,141
Collateralized loan obligation securities	170,825	880	(5)	171,700
Other	8,199	45	-	8,244
	$ 269,164	$ 1,196	$ (275)	$ 270,085

Held-to-maturity	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,031	$ 105	$ (2,516)	$ 8,620
Other debt securities - pooled	75,349	1,376	-	76,725
	$ 86,380	$ 1,481	$ (2,516)	$ 85,345

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million and $991,000, respectively, at September 30, 2018 and December 31, 2017.

The amortized cost and fair value of the Company’s investment securities at September 30, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 2,367	$ 2,360	$ -	$ -
Due after one year through five years	54,439	54,034	-	-
Due after five years through ten years	277,018	267,347	-	-
Due after ten years	969,226	950,676	84,433	83,751
	$ 1,303,050	$ 1,274,417	$ 84,433	$ 83,751

At September 30, 2018 and December 31, 2017, investment securities with a fair value of approximately $722,000 and $310.9 million, respectively, were pledged to secure a line of credit with the Federal Home Loan Bank.  At September 30, 2018 and December 31, 2017, investment securities with a fair value of approximately $170.3 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.    The Bank also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2018 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	12	$ 40,756	$ (1,271)	$ 13,112	$ (573)	$ 53,868	$ (1,844)
Asset-backed securities	8	16,476	(8)	24,305	(164)	40,781	(172)
Tax-exempt obligations of states and
political subdivisions	5	1,391	(6)	3,597	(72)	4,988	(78)
Taxable obligations of states and
political subdivisions	28	31,462	(930)	12,671	(612)	44,133	(1,542)
Residential mortgage-backed securities	121	115,119	(2,189)	218,233	(10,631)	333,352	(12,820)
Collateralized mortgage obligation securities	47	144,686	(4,199)	89,045	(3,942)	233,731	(8,141)
Commercial mortgage-backed securities	26	190,644	(5,460)	31,634	(1,003)	222,278	(6,463)
Total temporarily impaired
investment securities	247	$ 540,534	$ (14,063)	$ 392,597	$ (16,997)	$ 933,131	$ (31,060)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,388	$ (1,767)	$ 7,388	$ (1,767)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,388	$ (1,767)	$ 7,388	$ (1,767)

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

Other securities included in the held-to-maturity classification at September 30, 2018 consisted of one single-issuer trust preferred security and three securities secured by diversified portfolios of corporate securities.

A total of $9.2 million of other debt securities - single issuers is comprised of the amortized cost of one single-issuer trust preferred security issued by an insurance company.

A total of $75.3 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to the Company’s single issuer trust preferred securities as of September 30, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	9,155	7,388	(1,767)	Not rated

The Company has evaluated the securities in the above tables and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred securities, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  These sales are accounted for as true sales, and servicing rights on these loans are not retained.  The Company has elected fair value treatment for these loans to better reflect the economics of the transactions.  At September 30, 2018, the fair value of the loans held for sale was $308.5 million and their book value was $306.4 million.  Included in the realized and unrealized gains (losses) on loans originated for sale in the Consolidated Statements of Operations were unrealized losses on unsold loans.  For the nine months ended September 30, 2018, losses recognized for such changes in fair value were $2.3 million.  For the nine months ended September 30, 2017, gains similarly recognized were $1.9 million.  There were no changes in fair value related to credit risk.  Interest earned on loans held for sale during the period held are recorded in Interest Income-Loans, including fees, in the Consolidated Statements of Operations.  The Bank also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The loans sold to the commercial mortgage backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing.  Through September 30, 2018 the Company has sponsored the structuring of four separate commercial mortgage loan securitizations.  Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary.  Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available for sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It is expected that those factors would generally offset the impact of prepayments which are accordingly not assumed. Because of credit enhancements for each security, cash flows were not reduced by expected losses.  The Company does not service the loans sold into these securitizations.  For each of the securitizations, the Company has recorded a gain which is comprised of (i) the excess of consideration received by the Company in the transaction over the carrying value of the loans at securitization, less related transactions costs incurred; and (ii) the recognition of previously deferred origination costs and exit costs.

A summary of securitizations and securities obtained from those securitizations is as follows:

•

In the third quarter of 2018, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE4 Trust, securitizing $341.0 million of loans and recording a $9.0 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $33.7 million based upon an initial discount rate of 4.88%.

•

In the first quarter of 2018, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE3 Trust, securitizing $304.3 million of loans and recording an $11.7 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $28.4 based upon an initial discount rate of 5.79%.

•

In the third quarter of 2017, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE2 Trust, securitizing $314.4 million of loans and recording a $12.0 million gain.  The certificates obtained by the Company had an acquisition date fair value of $24.6 million based upon an initial discount rate of 9.41%.

•

In the first quarter of 2017, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE1 Trust, securitizing $263.1 million of loans and recording a $5.1 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $21.7 million based upon an initial discount rate of 4.78%.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held for sale, are as follows (in thousands):

	September 30,	December 31,
	2018	2017

SBA non-real estate	$ 74,408	$ 70,379
SBA commercial mortgage	166,432	142,086
SBA construction	17,978	16,740
SBA loans *	258,818	229,205
Direct lease financing	395,976	377,660
SBLOC	778,552	730,462
Other specialty lending	40,799	30,720
Other consumer loans	12,172	14,133
	1,486,317	1,382,180
Unamortized loan fees and costs	10,456	10,048
Total loans, net of deferred loan fees and costs	$ 1,496,773	$ 1,392,228

Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $2.6 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 266,433	$ 236,724
SBA loans included in held for sale	193,372	165,177
Total SBA loans	$ 459,805	$ 401,901

The following table provides information about impaired loans at September 30, 2018 and December 31, 2017 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2018
Without an allowance recorded
SBA non-real estate	$ 193	$ 1,328	$ -	$ 374	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	454	566	-	421	22
Consumer - other	-	-	-	-	-
Consumer - home equity	1,618	1,618	-	1,656	7
With an allowance recorded					-
SBA non-real estate	2,779	2,779	1,844	2,636	25
SBA commercial mortgage	458	458	71	517	-
Direct lease financing	671	671	195	663	56
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,972	4,107	1,844	3,010	25
SBA commercial mortgage	458	458	71	517	-
Direct lease financing	1,125	1,237	195	1,084	78
Consumer - other	-	-	-	-	-
Consumer - home equity	1,618	1,618	-	1,656	7
	$ 6,173	$ 7,420	$ 2,110	$ 6,267	$ 110

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ 12
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	33
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	9
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	60
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	72
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	33
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	9
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ 114

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2018 or December 31, 2017) (in thousands):

	September 30,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 2,433	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,343	1,414
Total non-accrual loans	4,234	3,996

Loans past due 90 days or more and still accruing	1,015	227
Total non-performing loans	5,249	4,223
Other real estate owned	405	450
Total non-performing assets	$ 5,654	$ 4,673

Interest which would have been earned on loans classified as non-accrual at September 30, 2018 and 2017, was $188,000 and $171,000, respectively.

The Company’s loans that were modified as of September 30, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 719	$ 719	5	$ 1,476	$ 1,476
Direct lease financing	3	1,125	1,125	1	230	230
Consumer	2	519	519	2	535	535
Total	10	$ 2,363	$ 2,363	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 148	$ 571	$ -	$ 115	$ 1,361
Direct lease financing	-	671	454	-	-	230
Consumer	-	-	519	-	-	535
Total	$ -	$ 819	$ 1,544	$ -	$ 115	$ 2,126

The following table summarizes, as of September 30, 2018, troubled debt restructuring loans that had been restructured within the last 12 months that have subsequently defaulted (in thousands):

	Number	Pre-modification recorded investment
SBA non-real estate	2	$ 314
Direct lease financing	1	308
Total	3	$ 622

The Company had  no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2018.

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
September 30, 2018
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,079)	(157)	-	(532)	-	-	(20)	-	(1,788)
Recoveries	47	13	-	64	-	-	-	-	124
Provision (credit)	1,434	245	50	929	24	19	(44)	3	2,660
Ending balance	$ 3,547	$ 1,221	$ 186	$ 1,956	$ 389	$ 76	$ 517	$ 200	$ 8,092

Ending balance: Individually evaluated for impairment	$ 1,844	$ 71	$ -	$ 195	$ -	$ -	$ -	$ -	$ 2,110

Ending balance: Collectively evaluated for impairment	$ 1,703	$ 1,150	$ 186	$ 1,761	$ 389	$ 76	$ 517	$ 200	$ 5,982

Loans:
Ending balance	$ 74,408	$ 166,432	$ 17,978	$ 395,976	$ 778,552	$ 40,799	$ 12,172	$ 10,456	$ 1,496,773

Ending balance: Individually evaluated for impairment	$ 2,972	$ 458	$ -	$ 1,125	$ -	$ -	$ 1,618	$ -	$ 6,173

Ending balance: Collectively evaluated for impairment	$ 71,436	$ 165,974	$ 17,978	$ 394,851	$ 778,552	$ 40,799	$ 10,554	$ 10,456	$ 1,490,600

December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8	-	-	24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 377,660	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 377,431	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,386,753

September 30, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	6,332
Charge-offs	(343)	-	-	(780)	-	-	(113)	-	(1,236)
Recoveries	13	-	-	-	-	-	24	-	37

Provision (credit)	1,576	521	22	196	45	36	(220)	(26)	2,150
Ending balance	$ 3,222	$ 1,258	$ 98	$ 1,410	$ 360	$ 68	$ 666	$ 201	$ 7,283

Ending balance: Individually evaluated for impairment	$ 1,659	$ 185	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,844

Ending balance: Collectively evaluated for impairment	$ 1,563	$ 1,073	$ 98	$ 1,410	$ 360	$ 68	$ 666	$ 201	$ 5,439

Loans:
Ending balance	$ 72,055	$ 132,997	$ 14,205	$ 369,069	$ 720,279	$ 36,664	$ 20,107	$ 8,684	$ 1,374,060

Ending balance: Individually evaluated for impairment	$ 2,645	$ 1,226	$ -	$ 284	$ -	$ -	$ 1,700	$ -	$ 5,855

Ending balance: Collectively evaluated for impairment	$ 69,410	$ 131,771	$ 14,205	$ 368,785	$ 720,279	$ 36,664	$ 18,407	$ 8,684	$ 1,368,205

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2018 or December 31, 2017.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
September 30, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 377	$ 258	$ -	$ 2,433	$ 3,068	$ 71,340	$ 74,408
SBA commercial mortgage	-	-	-	458	458	165,974	166,432
SBA construction	-	-	-	-	-	17,978	17,978
Direct lease financing	2,168	802	1,015	-	3,985	391,991	395,976
SBLOC	78	-	-	-	78	778,474	778,552
Other specialty lending	-	-	-	-	-	40,799	40,799
Consumer - other	-	-	-	-	-	4,642	4,642
Consumer - home equity	-	133	-	1,343	1,476	6,054	7,530
Unamortized loan fees and costs	-	-	-	-	-	10,456	10,456
	$ 2,623	$ 1,193	$ 1,015	$ 4,234	$ 9,065	$ 1,487,708	$ 1,496,773

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held for sale, at the dates indicated (in thousands):

September 30, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,964	$ 2,592	$ 3,873	$ -	$ -	$ 21	$ 958	$ 74,408
SBA commercial mortgage	156,712	274	458	-	-	8,988	-	166,432
SBA construction	17,284	-	694	-	-	-	-	17,978
Direct lease financing	385,640	-	1,839	-	-	-	8,497	395,976
SBLOC	766,143	-	-	-	-	-	12,409	778,552
Other specialty lending	40,789	-	-	-	-	-	10	40,799
Consumer	6,521	-	1,476	-	-	-	4,175	12,172
Unamortized loan fees and costs	-	-	-	-	-	-	10,456	10,456
	$ 1,440,053	$ 2,866	$ 8,340	$ -	$ -	$ 9,009	$ 36,505	$ 1,496,773

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

* For information on targeted loan review thresholds see “Allowance for Loan Losses ” in the 2017 Form 10-K Report in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $797,000 and $4.7 million as of September 30, 2018 and December 31, 2017, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At September 30, 2018, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $1.8 million at September 30, 2018 and $1.7 million at December 31, 2017.

The Bank periodically purchases securities under agreements to resell and engages in other securities transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman is Chairman and has a minority interest. The Company’s Chairman also serves as President of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In 2018, the Company purchased $6.7 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB. Prices for these loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2018 and had complied with all terms for all prior repurchase agreements. There were $64.5 million and $64.3 million of repurchase agreements outstanding at September 30, 2018 and December 31, 2017, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $2.2 million and $2.5 million for legal services for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many  such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.  During the nine months ended September 30, 2018, there were no transfers between the three levels which categorize assets and liabilities by the type of information available for valuation purposes.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $777.6 million and $908.9 million as of September 30, 2018 and December 31, 2017, respectively, which approximated fair values.

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

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity on the consolidated balance sheets.  The fair value was initially established by the sales price and the investment is marked quarterly to fair value, as determined using a discounted cash flow analysis. The change in value of investment in unconsolidated entity in the consolidated  statements of operations reflect changes in estimated fair value.  Interest paid to the bank on the note is credited to principal.

Discontinued assets held for sale are recorded at the lower of cost basis or market value.  For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For SBA loans, market indications for similar loans were utlitized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

The estimated fair values of demand deposits (comprised of interest and non-interest bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are short-term borrowings.

Time deposits, when outstanding, and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. The carrying amount of accrued interest payable approximates its fair value.  Long term borrowings resulted from sold loans which did not qualify for true sale accounting.  They are presented in the amount of the principal of such loans.

The fair values of interest rate swaps, recorded as part of Other Assets, are determined using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and interest rate indices.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,274,417	$ 1,274,417	$ -	$ 1,222,371	$ 52,046
Investment securities, held-to-maturity	84,433	83,751	-	76,363	7,388
Securities purchased under agreements to resell	64,518	64,518	64,518	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held for sale	308,470	308,470	-	-	308,470
Loans, net of deferred loan fees and costs	1,496,773	1,494,821	-	-	1,494,821
Investment in unconsolidated entity	64,212	64,212	-	-	64,212
Assets held for sale from discontinued operations	226,026	226,026	-	-	226,026
Interest rate swaps, asset	2,830	2,830	-	2,830	-
Demand and interest checking	3,540,605	3,540,605	3,540,605	-	-
Savings and money market	317,453	317,453	317,453	-	-
Subordinated debentures	13,401	10,091	-	-	10,091
Securities sold under agreements to repurchase	158	158	158	-	-

	December 31, 2017
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,294,484	$ 1,294,484	$ -	$ 1,253,840	$ 40,644
Investment securities, held-to-maturity	86,380	85,345	-	78,745	6,600
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	503,316	503,316	-	-	503,316
Loans, net of deferred loan fees and costs	1,392,228	1,391,701	-	-	1,391,701
Investment in unconsolidated entity	74,473	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	304,313	-	-	304,313
Interest rate swaps, asset	1,243	1,243	-	1,243	-
Demand and interest checking	3,806,965	3,806,965	3,806,965	-	-
Savings and money market	453,877	453,877	453,877	-	-
Subordinated debentures	13,401	9,173	-	-	9,173
Securities sold under agreements to repurchase	217	217	217	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,963	$ -	$ 53,963	$ -
Asset-backed securities	206,228	-	206,228	-
Obligations of states and political subdivisions	67,906	-	67,906	-
Residential mortgage-backed securities	380,489	-	380,489	-
Collateralized mortgage obligation securities	266,449	-	266,449	-
Commercial mortgage-backed securities	299,382	-	247,336	52,046
Total investment securities available-for-sale	1,274,417	-	1,222,371	52,046
Commercial loans held for sale	308,470	-	-	308,470
Investment in unconsolidated entity	64,212	-	-	64,212
Assets held for sale from discontinued operations	226,026	-	-	226,026
Interest rate swaps, asset	2,830	-	2,830	-
	$ 1,875,955	$ -	$ 1,225,201	$ 650,754

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 49,902	$ -	$ 49,902	$ -
Asset-backed securities	270,085	-	270,085	-
Obligations of states and political subdivisions	75,849	-	75,849	-
Residential mortgage-backed securities	448,852	-	448,852	-
Collateralized mortgage obligation securities	246,493	-	246,493	-
Commercial mortgage-backed securities	203,303	-	162,659	40,644
Total investment securities available-for-sale	1,294,484	-	1,253,840	40,644
Commercial loans held for sale	503,316	-	-	503,316
Investment in unconsolidated entity	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	-	-	304,313
Interest rate swaps, asset	1,243	-	1,243	-
	$ 2,177,829	$ -	$ 1,255,083	$ 922,746

In addition, ASC 820 establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports.  Level 3 valuation is based on “unobservable inputs” which the Company believes is the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The changes in the Company’s Level 3 assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, year to date, are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Beginning balance	$ 40,644	$ -	$ 503,316	$ 663,140
Transfers into level 3	-	19,441	-	-
Transfers out of level 3	(45,998)	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-	18,097	19,883
Included in other comprehensive loss	(476)	(497)	-	-
Purchases, issuances, sales and settlements
Purchases	62,076	24,112	-
Issuances	-	-	485,198	521,914
Sales	-	-	(698,141)	(701,621)
Settlements	(4,200)	(2,412)	-	-
Ending balance	$ 52,046	$ 40,644	$ 308,470	$ 503,316

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ (1,909)	$ 911

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held for sale
	unconsolidated entity		from discontinued operations
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Beginning balance	$ 74,473	$ 126,930	$ 304,313	$ 360,711
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(2,981)	(20)	(198)	557
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	551	11,450
Sales	-	-	(35,000)	-
Settlements	(7,280)	(52,437)	(32,896)	(52,450)
Charge-offs	-	-	(10,744)	(15,955)
Ending balance	$ 64,212	$ 74,473	$ 226,026	$ 304,313

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ (2,981)	$ (20)	$ (198)	$ (4,776)

	Fair value at	Fair value at			Range at	Range at
Level 3 instruments only	September 30, 2018	December 31, 2017	Valuation techniques	Unobservable inputs	September 30, 2018	December 31, 2017

Investment securities, available-for-sale	$ 52,046	$ 40,644	Discounted cash flow	Discount rate	4.88% - 6.31%	7.0% - 9.5%
Investment securities, held-to-maturity	7,388	6,600	Discounted cash flow	Discount rate	8.22%	8.00%
Federal Home Loan Bank and Atlantic	1,113	991	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,494,821	1,391,701	Discounted cash flow	Discount rate	4.21% - 7.43%	3.5% - 7.2%
costs
Commercial - SBA	193,372	165,176	Traders' pricing	Offered quotes	100 - 115.125	100 - 117.25
Commercial - fixed	94,351	118,608	Discounted cash flow	Discount rate	5.54% - 7.29%	4.85% - 7.05%
Commercial - floating	20,747	219,532	Discounted cash flow	Discount rate	6.15% - 7.44%	5.53% - 6.04%
Commercial loans held for sale	308,470	503,316
Investment in unconsolidated entity	64,212	74,473	Discounted cash flow	Discount rate	5.46%	4.75%
				Default rate	1.00%	1.00%
Assets held for sale from discontinued	226,026	304,313	Discounted cash flow	Discount rate,	5.00% - 10.39%	3.89% - 9.59%
operations				Credit analysis
Subordinated debentures	10,091	9,173	Discounted cash flow	Discount rate	8.22%	7.00%

Fair values in the above table which are estimated by the discounted cash flow method, or using other valuation techniques, are subject to uncertainty resulting from the discount rate used, or other assumptions as of the reporting date.  The discount rates used are based on market comparables which vary with credit spreads and interest rate movements or expected interest rate movements. Changes in these factors could have a significant impact on estimated fair values.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (!)	$ 4,063	$ -	$ -	$ 4,063
Other real estate owned	405	-	-	405
Intangible assets	4,229	-	-	4,229
	$ 8,697	$ -	$ -	$ 8,697

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (!)	$ 3,559	$ -	$ -	3,559
Other real estate owned	450	-	-	450
Intangible assets	5,377	-	-	5,377
	$ 9,386	$ -	$ -	$ 9,386

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2018, principal on impaired loans and troubled debt restructurings which is accounted for on the basis of the value of underlying collateral is shown at estimated fair value of $4.1 million.  To arrive at that fair value, related loan principal of $6.2 million was reduced by specific reserves of $2.1  million within the allowance for loan losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the impaired balance at September 30, 2018 were ten troubled debt restructured loans with a balance of $2.4 million which had specific reserves of $771,000.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as effective hedges.  As of September 30, 2018, the Company had entered into eight interest rate swap agreements with an aggregate notional amount of $42.8 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a gain of $1.8 million for the nine months ended September 30, 2018 to recognize the fair value of the derivative instruments which is reported in gain (loss) on sale of loans on the Consolidated Statements of Operations.  The amount receivable by the Company under these swap agreements was $2.8 million at September 30, 2018 which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $251,000 as of September 30, 2018.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2018 are summarized below (dollars in thousands):

	September 30, 2018
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	2.34%	$ 535
August 17, 2025	2,500	2.27%	2.31%	125
August 17, 2025	2,500	2.27%	2.31%	125
December 23, 2025	6,800	2.16%	2.37%	408
December 24, 2025	8,200	2.17%	2.37%	483
January 28, 2026	3,000	1.87%	2.34%	239
July 20, 2026	6,300	1.44%	2.35%	722
December 12, 2026	3,200	2.26%	2.33%	193
Total	$ 42,800			$ 2,830

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($396,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of September 30, 2018, the accumulated amortization was $1.4 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($1.3 million over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of September 30, 2018, the accumulated amortization was $10.7 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2018, the accumulated amortization was $823,000.

Note 11. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”.  This ASU establishes a comprehensive revenue recognition standard for virtually all industries utilizing U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) identify the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and  (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU was effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.   Our payments business contracts encompass our services which are performed, and earned on a daily or monthly basis; accordingly, these contracts with various third parties generally do not entail significant amounts of deferred revenues. These services consist of reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly, and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services we perform or related revenues which are deferred.  We have nonetheless reviewed a significant number of such contracts for prepaid card accounts, merchant acquiring (processing card payments for merchants) and automated clearing house, or ACH, for any potentially significant ramifications of the guidance.  We also reviewed other non-interest income producing categories of the Company which include service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and others.  Additionally, the standard does not apply to revenue from loans, securities and other financial instruments.  Based upon the nature of our businesses and the reviews we have performed to ascertain potential applicability, the adoption of this standard in the first quarter of 2018 did not have a significant impact on our consolidated results of operations or our consolidated financial position.

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

In March 2016, the FASB issued an update ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation.  The Company adopted the guidance in the first quarter of 2017, and the adoption has not had a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Act.  Consequently, the amendment eliminates the stranded tax effect resulting from the 2017 Act and will improve the usefulness of information reported to financial statement users.  ASU 2018-02 is effective for financial statements issued for annual periods beginning after December 15, 2018.  The Company early adopted ASU 2018-02.  The effect of this adoption was a reclassification of $812,000 from accumulated other comprehensive income to retained earnings on the Company’s December 31, 2017 consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates certain fair value disclosures, adds new disclosures and amends another disclosure applicable to the Company as follows. The amendment states that disclosure of measurement uncertainty of the fair values to changes in inputs will be required for the reporting date and not future dates. New fair value disclosures consist of disclosure of: a)  total gains and losses in OCI from fair value changes in Level 3 assets and liabilities that are held on the balance sheet date; b) the range and weighted average of inputs and how the weighted average was calculated and c) if weighted average is not meaningful, other quantitative information that better reflects the distribution of inputs. ASU 2018-13 is effective for annual periods beginning after December 15, 2019.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which were due September 15, 2018.  Future payments are subject to future approval by the Federal Reserve.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books. The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  Specialty finance includes commercial loan sales, SBA loans, leasing and SBLOCs and any deposits generated by those business lines.  Payments and deposits generated by those business lines include prepaid cards, merchant payments and affinity accounts.  Corporate includes the investment portfolio, corporate overhead and other non-allocated expenses.  Investment income is allocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 24,957	$ -	$ 13,699	$ -	$ 38,656
Interest allocation	-	13,699	(13,699)	-	-
Interest expense	1,760	5,723	541	-	8,024
Net interest income (loss)	23,197	7,976	(541)	-	30,632
Provision for loan and lease losses	1,060	-	-	-	1,060
Non-interest income	75,282	15,639	49	-	90,970
Non-interest expense	14,462	15,720	7,117	-	37,299
Income (loss) from continuing operations before taxes	82,957	7,895	(7,609)	-	83,243
Income tax expense	-	-	21,942	-	21,942
Income (loss) from continuing operations	82,957	7,895	(29,551)	-	61,301
Loss from discontinued operations	-	-	-	(24)	(24)
Net income (loss)	$ 82,957	$ 7,895	$ (29,551)	$ (24)	$ 61,277

	For the three months ended September 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 21,631	$ -	$ 10,283	$ -	$ 31,914
Interest allocation	-	10,283	(10,283)	-	-
Interest expense	848	2,709	456	-	4,013
Net interest income (loss)	20,783	7,574	(456)	-	27,901
Provision for loan and lease losses	800	-	-	-	800
Non-interest income	13,834	14,638	535	-	29,007
Non-interest expense	14,844	16,384	12,655	-	43,883
Income (loss) from continuing operations before taxes	18,973	5,828	(12,576)	-	12,225
Income tax expense	-	-	5,455	-	5,455
Income (loss) from continuing operations	18,973	5,828	(18,031)	-	6,770
Income from discontinued operations	-	-	-	511	511
Net income (loss)	$ 18,973	$ 5,828	$ (18,031)	$ 511	$ 7,281

	For the nine months ended September 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 70,184	$ -	$ 39,139	$ -	$ 109,323
Interest allocation	-	39,139	(39,139)	-	-
Interest expense	3,569	14,247	1,267	-	19,083
Net interest income (loss)	66,615	24,892	(1,267)	-	90,240
Provision	2,660	-	-	-	2,660
Non-interest income	88,600	48,395	110	-	137,105
Non-interest expense	43,212	48,602	21,844	-	113,658
Income (loss) from continuing operations before taxes	109,343	24,685	(23,001)	-	111,027
Income tax expense	-	-	29,550	-	29,550
Income (loss) from continuing operations	109,343	24,685	(52,551)	-	81,477
Income from discontinued operations	-	-	-	81	81
Net income (loss)	$ 109,343	$ 24,685	$ (52,551)	$ 81	$ 81,558

	For the nine months ended September 30, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 59,861	$ -	$ 31,315	$ -	$ 91,176
Interest allocation	-	31,315	(31,315)	-	-
Interest expense	2,627	7,567	989	-	11,183
Net interest income (loss)	57,234	23,748	(989)	-	79,993
Provision	2,150	-	-	-	2,150
Non-interest income	24,507	45,625	1,267	-	71,399
Non-interest expense	42,251	54,829	21,949	-	119,029
Income (loss) from continuing operations before taxes	37,340	14,544	(21,671)	-	30,213
Income tax benefit	-	-	(457)	-	(457)
Income (loss) from continuing operations	37,340	14,544	(21,214)	-	30,670
Income from discontinued operations	-	-	-	3,438	3,438
Net income (loss)	$ 37,340	$ 14,544	$ (21,214)	$ 3,438	$ 34,108

September 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,820,221	$ 36,685	$ 2,277,268	$ 226,026	$ 4,360,200
Total liabilities	$ 541,886	$ 3,113,524	$ 312,916	$ -	$ 3,968,326

December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,865,572	$ 29,615	$ 2,508,647	$ 304,313	$ 4,708,147
Total liabilities	$ 653,952	$ 3,371,730	$ 358,316	$ -	$ 4,383,998

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months and nine months ended September 30, 2018 and 2017 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Interest income	$ 2,295	$ 3,098	$ 6,888	$ 9,594
Interest expense	-	-	-	-
Net interest income	2,295	3,098	6,888	9,594

Non interest income	14	549	883	1,001
Non interest expense	2,679	2,818	8,035	5,107

Income (loss) before taxes	(370)	829	(264)	5,488
Income tax (benefit) expense	(346)	318	(345)	2,050
Net income (loss)	$ (24)	$ 511	$ 81	$ 3,438

	September 30,	December 31,
	2018	2017
Loans, net	$ 197,353	$ 270,050
Other real estate owned	28,673	34,262
Total assets	$ 226,026	$ 304,313

Non-interest expense included fair value adjustments of $427,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2018 and $1.8 million for both the three and nine months ended Sepetember 30, 2017.  Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $226.0 million of loans and other real estate owned remain in assets held for sale on the September 30, 2018 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of September 30, 2018.  The Company is attempting to sell those remaining loans and other real estate owned.

Additionally, the Consolidated Balance Sheet reflects $64.2 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.  The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its September 30, 2018 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

Recent Developments

On July 10, 2018, we executed an agreement to sell and transfer the fiduciary rights and obligations related to our Safe Harbor Individual Retirement Account (SHIRA) portfolio, totaling approximately $400 million, to Millennium Trust Company, LLC (Buyer).  In consideration for the sale and transfer, Buyer paid the Bank $65.0 million, $5.0 million of which will remain in escrow until October 10, 2019. The escrow was established as an adjunct to general representations and warranties.  Because the $65.0 million represented consideration for the sale and transfer of the fiduciary rights and obligations which were transferred during the quarter, the $65.0 million was recognized as a gain on sale in the third quarter of 2018. In the short term, the Company believes that interest expense will increase and interest income on federal funds sold will decrease as a result of the transfers.  For the nine months ended September 2018 and for the full year 2017, the Company reported related fees of $3.4 million and $5.9 million, respectively, in the Consolidated Statements of Operations under service fees on deposit accounts. As a result of the sale and other third quarter income, the leverage capital ratio exceeded 9% at September 30, 2018.  The fiduciary rights and obligations related to the  SHIRA portfolio were unrelated to our payments business and related accounts, which comprise the vast majority of our funding.

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

The majority of our deposit accounts and non-interest income are generated in our payments business line which consists of consumer deposit accounts accessed by prepaid cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users for account acquisition.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $226.0 million of loans and other real estate owned remain in assets held for sale on the September 30, 2018 balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, that balance sheet reflects $64.2 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

The results of the first nine months of 2018 compared to the first nine months of 2017 reflected higher pretax income and higher after tax income.  Year to date pretax income for 2018 was $111.0 million compared to $30.2 million for 2017.  Year to date net income for 2018 was $81.6 million compared to $34.1 million for 2017.  Income in 2018 was higher primarily as a result of the sale of our IRA portfolio in 2018 and additionally as a result of higher net interest income, higher payments related fees and higher gains on sale of loans into securitizations.  Statutory federal income tax rates decreased in 2018 to 21% from 34% in the prior year, and served to decrease income tax expense in 2018. Tax expense for the nine months ended September 30, 2017 was offset by reversals of deferred tax valuation allowances.  The improvement in pretax income primarily reflected revenue growth, including a $65.0 million gain on the aforementioned sale of the IRA portfolio.  Continuing growth in net interest income, which increased $10.2 million, reflected a $6.1 million, or 39.4%, increase in SBLOC interest income between those respective periods.  SBLOC loans comprise our largest loan portfolio and totaled $778.6 million at September 30, 2018, reflecting an 8.1% increase over the prior year.  Related interest income also reflected the impact of Federal Reserve rate increases.  Over the same periods, SBA loans increased approximately 18.9% and related interest income also benefited from rate increases. Interest expense increased to a significantly lesser extent, resulting in the increase in net interest income. The Bank’s largest funding source, prepaid card accounts, contractually adjust to only a portion of increases in market rates.  Prepaid card fees are the largest driver of non-interest income.  Year to date fees in 2018 increased 5.8% over year to date 2017 and totaled $41.6 million. ACH, card and other payment processing fees increased 36.5% to $6.3 million. Gain on sale of loans originated for sale  increased 15.6% to $20.3 million reflecting a higher volume of loans sold. Total revenues, consisting of net interest income and non-interest income increased $76.0 million to $227.3 million compared to $151.4 million in the prior year, an increase of 50.2%.  Non-interest expense decreased 4.5%, or $5.4 million over those periods, to $113.7 million.  The holding company leverage ratio was 9.61% at September 30, 2018 compared to 7.90% at September 30, 2017.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $19,489.40 in restitution has been paid.

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

Results of Operations

Third quarter 2018 to third quarter 2017

Net Income: Income from continuing operations before income taxes increased to $83.2 million in third quarter 2018 from $12.2 million in the third quarter of 2017. Net income from continuing operations for the third quarter of 2018 was $61.3 million, or $1.07 per diluted share, compared to $6.8 million, or $0.12 per diluted share for the third quarter of 2017. Net income from continuing operations increased between those respective periods primarily as a result of the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018,  higher net interest income and payments related fees and lower non-interest expense. The increase in net income also reflected the impact of a 21% statutory federal tax rate in 2018 compared to a 34% rate in 2017.  After discontinued operations, net income for the third quarter of 2018 was $61.3 million compared to $7.3 million for the third quarter of 2017.  Net interest income for the third quarter of 2018 compared to the third quarter of 2017 increased to $30.6 million from $27.9 million primarily as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $260,000 to $1.1 million in the third quarter of 2018 compared to $800,000 in the third quarter of 2017.  Non-interest income (excluding security gains and losses) increased $62.5 million primarily due to the $65.0 million gain on sale of the IRA portfolio.  Non-interest expense decreased $6.6 million to $37.3 million in the third quarter of 2018 compared to $43.9 million in the third quarter 2017. Non-interest expense in 2017 reflected a $2.5 million civil money penalty.  Diluted income per share was $1.07 in the third quarter of 2018 compared to $0.13 diluted income per share in the third quarter of 2017 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the third quarter of 2018 increased to $30.6 million, an increase of $2.7 million, or 9.8% from $27.9 million in the third quarter of 2017.  Our interest income for the third quarter of 2018 increased to $38.7 million, an increase of $6.7 million, or 21.1% from $31.9 million for the third quarter of 2017.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $2.00 billion for the third quarter of 2018 from $1.84 billion for the third quarter of 2017, an increase of $162.6 million, or 8.8%.  Related interest income increased $3.5 million on a tax equivalent basis.  The increase in average loans reflected growth in SBLOC, SBA and leasing.  Our average investment securities increased to $1.37 billion for the third quarter of 2018 from $1.25 billion for the third quarter of 2017, as purchases for estimated 2018 maturities were accelerated as a result of increases in market rates.  Related tax equivalent interest income increased $2.0 million on a tax equivalent basis as a result of higher balances and yields. Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities. While interest income increased by the aforementioned $6.7 million, interest expense increased by $4.0 million, as deposits also repriced to the higher rate environment. As a result of the sale of the safe harbor deposit portfolio in July 2018, we believe that in the short term, interest income on balances at the Federal Reserve Bank will decrease and interest expense on deposits will increase.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2018 was 3.22% which was comparable to the 3.26% for the third quarter of 2017.  While the yield on interest earning assets in continuing operations increased 34 basis points, the cost of deposits and interest bearing liabilities increased 40 basis points. The increase in the cost of deposits and interest bearing liabilities was negatively impacted by the interest paid on safe harbor IRAs to their acquirer prior to their transfer on October 1, 2018. Compared to second quarter 2018, the third quarter 2018 margin benefited from higher balances of commercial loans available for sale, prior to their September 28, 2018 sale.  In the third quarter of 2018, the average yield on our loans increased to 4.99% from 4.66% for the third quarter of 2017, an increase of 33 basis points.  Yields on taxable investment securities in the third quarter of 2018 increased to 3.20% compared to 2.86% for the third quarter of 2017, an increase of 34 basis points. Average interest earning deposits at the Federal Reserve Bank increased $79.0 million, or 21.6% to $445.8 million in the third quarter of 2018 from $366.7 million in the third quarter of 2017.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans. The interest cost of total deposits and interest bearing liabilities increased to 0.83% for the third quarter of 2018 as compared to 0.43% in the third quarter of 2017.  As a result of the sale of the safe harbor IRA deposit portfolio in July 2018, we believe that in the short term,  the interest cost of deposits will increase.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,980,814	$ 24,708	4.99%	$ 1,816,751	$ 21,147	4.66%
Leases - bank qualified*	19,343	346	7.16%	20,787	419	8.06%
Investment securities-taxable	1,362,529	10,906	3.20%	1,235,615	8,847	2.86%
Investment securities-nontaxable*	8,145	63	3.09%	13,238	133	4.02%
Interest earning deposits at Federal Reserve Bank	445,765	2,239	2.01%	366,724	1,190	1.30%
Federal funds sold and securities purchased under
agreement to resell	64,186	480	2.99%	65,008	371	2.28%
Net interest earning assets	3,880,782	38,742	3.99%	3,518,123	32,107	3.65%

Allowance for loan and lease losses	(7,971)			(6,961)
Assets held for sale from discontinued operations	233,732	2,295	3.93%	325,912	3,098	3.80%
Other assets	141,204			235,070
	$ 4,247,747			$ 4,072,144

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,418,878	$ 6,224	0.73%	$ 3,224,167	$ 3,136	0.39%
Savings and money market	419,121	1,466	1.40%	439,688	552	0.50%
Total deposits	3,837,999	7,690	0.80%	3,663,855	3,688	0.40%

Short-term borrowings	25,602	148	2.31%	51,413	175	1.36%
Repurchase agreements	160	-	0.00%	189	-	0.00%
Subordinated debt	13,401	186	5.55%	13,401	150	4.48%
Total deposits and liabilities	3,877,162	8,024	0.83%	3,728,858	4,013	0.43%

Other liabilities	8,374			8,046
Total liabilities	3,885,536			3,736,904

Shareholders' equity	362,211			335,240
	$ 4,247,747			$ 4,072,144

Net interest income on tax equivalent basis *		$ 33,013			$ 31,192

Tax equivalent adjustment		86			193

Net interest income		$ 32,927			$ 30,999

Net interest margin *			3.22%			3.26%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2018 and 35% for 2017, respectively.
** Includes loans held for sale.

For the third quarter of 2018, average interest earning assets increased to $3.88 billion, an increase of $362.7 million, or 10.3%, from $3.52 billion in the third quarter of 2017.  The increase reflected increased average balances of loans and leases of $162.6 million, or 8.8%, increased average investment securities of  $121.8 million, or 9.8%, and increased average interest earning deposits at the Federal Reserve Bank of $79.0 million, or 21.6%.  For those respective periods, average demand and interest checking deposits increased $194.7 million, or 6.0%. Of the $400 million IRA portfolio which was sold in the third quarter of 2018, approximately $262 million had not been transferred to the acquirer as of September 30, 2018. These funds were transferred on October 1, 2018 resulting in a reduction in interest earning deposits at the Federal Reserve Bank.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $1.1 million for the third quarter of 2018 compared to $800,000 for the third quarter of 2017.  The allowance for loan losses increased to $8.1 million, or 0.54% of total loans at September 30, 2018, from $7.1 million, or 0.51% of total loans at December 31, 2017.  We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $91.0 million in the third quarter of 2018 compared to $28.5 million in the third quarter of 2017 before gains on sale of investment securities of $15,000 in the third quarter of 2018 and $506,000 in the third quarter of 2017.  The $62.5 million, or 219.1% increase between those respective periods, reflected the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018. It also reflected a $2.4 million decrease in gain on loans originated for sale to $9.0 million for the third quarter of 2018 from $11.4 million in the third quarter of 2017. The decrease reflected a decrease in market values for related loans. Prepaid card fees increased  $713,000 or 5.7% to $13.2 million for the third quarter of 2018 compared to $12.5 million in third quarter 2017.  The increase reflected increased volumes of transactions. ACH, card and other payment processing fees increased $717,000, or 45.8%, to $2.3 million for the third quarter of 2018 compared to $1.6 million in the third quarter of 2017.  The increase resulted from an increase in transaction volume including fees earned from a new payment service which permits payment transfers in minutes, instead of days.  Leasing income increased $53,000, or 7.5%, to $758,000 for the third quarter of 2018 from $705,000 for the third quarter of 2017, which reflected higher gains on disposition of leased vehicles in 2018.  Affinity fees decreased by $191,000, or 69.5% , to $84,000 for the third quarter of 2018 from $275,000 for the third quarter of 2017.  The decrease resulted from the exit of one affinity relationship whose ownership had changed. Service fees on deposit accounts decreased $1.3 million, or 76.4%, to $402,000 for the third quarter of 2018 from $1.7 million for the third quarter of 2017, reflecting the impact of the sale of the IRA portfolio. In July 2018, the safe harbor IRA  portfolio was sold which will result in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income decreased $71,000, or 18.9%, to $305,000 for the third quarter of 2018 from $376,000 in the third quarter of 2017.

Non-Interest Expense.  Total non-interest expense was $37.3 million for the third quarter of 2018, a decrease of $6.6 million, or 15.0%, compared to $43.9 million for the third quarter of 2017. Third quarter 2017 non-interest expense included a $2.5 million civil money penalty.  Decreases in salaries, data processing expense and legal were partially offset by increases in consulting, software, and FDIC insurance expenses.  Salaries and employee benefits decreased to $19.2 million for the third quarter of 2018, a decrease of $2.5 million, or 11.7% from $21.8 million for the third quarter of 2017. The decrease reflected lower incentive expenses.  Depreciation and amortization decreased $81,000, or 7.5% to $999,000 in the third quarter of 2018 from $1.1 million in the third quarter of 2017.  The decrease reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $25,000, or 1.8%, to $1.3 million in the third quarter of 2018 from $1.4 million in the third quarter of 2017.  The decrease reflected a reduction in leased space and more efficient use of office space. Data processing decreased by $546,000, or 28.3%, to $1.4 million in the third quarter of 2018 from $1.9 million in the third quarter of 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  Printing and supplies increased $3,000, or 1.1%, to $285,000 in the third quarter of 2018 from $282,000 in the third quarter of 2017.  Audit expense increased $78,000, or 19.8%, to $471,000 in the third quarter of 2018 from $393,000 in the third quarter of 2017 which reflected increased regulatory and tax compliance audit fees.  Legal expense decreased $1.1 million, or 41.3%, to $1.6 million in the third quarter of 2018 from $2.7 million in the third quarter of 2017, reflecting decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statement Restatement”) and other regulatory related legal fees.  Amortization of intangible assets increased $5,000, or 1.3%, to $382,000 for the third quarter of 2018 from $377,000 for the third quarter of 2017.  FDIC insurance expense increased $178,000, or 8.6%, to $2.2 million for the third quarter of 2018 from $2.1 million in the third quarter of 2017 due to a change in estimates of  rates.  Software expense increased $505,000, or 16.4%, to $3.6 million in the third quarter of 2018 from $3.1 million in the third quarter of 2017 reflecting additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $40,000, or 6.3%, to $673,000 in the third quarter of 2018 compared to $633,000 in the third quarter of 2017. The increase reflected the impact of increased limits for liability coverages. Telecom and IT network communications decreased $94,000, or 22.1%, to $332,000 in the third quarter of 2018 from $426,000 in the third quarter of 2017. The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones.  Consulting increased $625,000, or 123.8%, to $1.1 million in the third quarter of 2018 from $505,000 in the third quarter of 2017 reflecting increased BSA and other regulatory compliance consulting.  Other non-interest expense increased $43,000, or 1.2% to $3.6 million in the third quarter of 2018 from $3.6 million in the third quarter of 2017.

Income Taxes.  Income tax expense for continuing operations was $21.9 million for the third quarter of 2018 compared to $5.5 million in the third quarter of 2017.  A 26.4% effective tax rate in 2018 reflected the reduced 21% federal tax rate effective in that year, compared to the prior year federal rate of 34% It also reflected the impact of various state income taxes.  The 44.6%  effective tax  in 2017 reflected a 34% federal tax rate and the impact of taxes related to European operations which were exited in 2017. It also reflected the impact of various state income taxes.

First nine months 2018 to first nine months 2017

Net Income: Income from continuing operations before income taxes increased to $111.0 million in the first nine months of 2018 from $30.2 million in the first nine months of 2017. Net income from continuing operations for the first nine months of 2018 was $81.5 million, or $1.44 per diluted share, compared to $30.7 million, or $0.55 per diluted share for the first nine months of 2017. Net income from continuing operations increased between those respective periods as a result of the $65.0 million gain on sale of our IRA portfolio in July 2018, higher net interest income and payments related fees, higher gains on loans originated for sale and lower non-interest expense. The increase in net income also reflected the impact of a 21% statutory federal tax rate in 2018 compared to a 34% rate in 2017.  After discontinued operations, net income for the first nine months of 2018 was $81.6 million compared to $34.1 million for the first nine months of 2017.  Net interest income increased $10.2 million to $90.2 million for the first nine months of 2018 compared to $80.0 million for the first nine months of 2017 primarily as a result of higher loan balances, and  higher yields which reflected the impact of the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $510,000 to $2.7 million in the first nine months of 2018 compared to $2.2 million in the first nine months of 2017.  Non-interest income increased $67.3 million (excluding security gains and losses), from $69.8 million to $137.1 million between those respective periods.  The increase reflected a $65.0 million gain on sale of our IRA portfolio in 2018.  In 2017, a $2.5 million gain on the sale of our health savings accounts was more than offset by a loss of $3.4 million on the sale of our European prepaid operations.  Non-interest expense decreased $5.4 million between the periods, which reflected decreases of $3.3 million in data processing expense and $472,000 in telecom and IT network communications expense. Non-interest expense in 2017 reflected a $2.5 million civil money penalty.  Diluted income per share was $1.43 for the first nine months of 2018 compared to diluted income per share of $0.61 for the first nine months of 2017.

Net Interest Income:    Our net interest income for the first nine months of 2018 increased to $90.2 million, an increase of $10.2 million, or 12.8%, from $80.0 million in the first nine months of 2017.  Our interest income for the first nine months of 2018 increased to $109.3 million, an increase of $18.1 million, or 19.9%, from $91.2 million for the first nine months of 2017.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $177.3 million, or 10.1%, to $1.94 billion for the first nine months of 2018 from $1.76 billion for the first nine months of 2017, while related interest income increased $11.0 million on a tax equivalent basis.  The increase in average loans reflected growth in  SBLOC, SBA and leasing.  Our average investment securities increased to $1.40 billion for the first nine months of 2018 from $1.28 billion for the first nine months of 2017 while related interest income increased $4.2 million on a tax equivalent basis as a result of those higher balances and higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  While interest income increased by the aforementioned $10.2 million, interest expense increased by $7.9 million, as deposits also repriced to the higher rate environment.  As a result of the sale of the safe harbor deposit portfolio in July 2018, we believe that in the short term, interest income on balances at the Federal Reserve Bank will decrease and interest expense on deposits will increase.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2018 increased to 3.15% from 3.02% in the first nine months of 2017, an increase of 13 basis points.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases.  In the first nine months of 2018, the average yield on our loans increased to 4.83% from 4.46% for the first nine months of 2017, an increase of 37 basis points.  Yields on taxable investment securities were higher at 3.01% compared to 2.83%, an increase of 18 basis points.  Average interest earning deposits at the Federal Reserve Bank decreased $63.5 million, or 11.9%, to $468.7 million in the first nine months of 2018 from $532.2 million in the first nine months of 2017.  The reduction reflected lower seasonal tax refund deposits in the first quarter of the year resulting from the exit from one of our program managers of a tax preparation software company.  The interest cost of total deposits and interest bearing liabilities increased to 0.64% for the first nine months of 2018 compared to 0.38% in the first nine months of 2017. As a result of the sale of the safe harbor IRA deposit portfolio in July 2018, we believe that in the short term, the interest cost of deposits will increase.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,918,950	$ 69,451	4.83%	$ 1,740,655	$ 58,266	4.46%
Leases - bank qualified*	20,192	1,017	6.72%	21,167	1,231	7.75%
Investment securities-taxable	1,391,175	31,375	3.01%	1,269,922	26,990	2.83%
Investment securities-nontaxable*	8,907	201	3.01%	14,423	351	3.24%
Interest earning deposits at Federal Reserve Bank	468,691	6,166	1.75%	532,223	3,961	0.99%
Federal funds sold and securities purchased under
agreement to resell	64,234	1,369	2.84%	60,119	931	2.06%
Net interest earning assets	3,872,149	109,579	3.77%	3,638,509	91,730	3.36%

Allowance for loan and lease losses	(7,378)			(6,793)
Assets held for sale from discontinued operations	269,857	6,888	3.40%	337,102	9,594	3.79%
Other assets	197,114			251,629
	$ 4,331,742			$ 4,220,447

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,463,756	$ 15,547	0.60%	$ 3,433,027	$ 8,836	0.34%
Savings and money market	469,511	2,751	0.78%	434,768	1,718	0.53%
Total deposits	3,933,267	18,298	0.62%	3,867,795	10,554	0.36%

Short-term borrowings	17,367	261	2.00%	19,498	197	1.35%
Repurchase agreements	178	-	0.00%	245	-	0.00%
Subordinated debt	13,401	524	5.21%	13,401	432	4.30%
Total deposits and liabilities	3,964,213	19,083	0.64%	3,900,939	11,183	0.38%

Other liabilities	9,517			431
Total liabilities	3,973,730			3,901,370

Shareholders' equity	358,012			319,077
	$ 4,331,742			$ 4,220,447

Net interest income on tax equivalent basis *		$ 97,384			$ 90,141

Tax equivalent adjustment		256			554

Net interest income		$ 97,128			$ 89,587

Net interest margin *			3.15%			3.02%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2018 and 35% for 2017, respectively.
** Includes loans held for sale.

For the first nine months of 2018, average interest earning assets increased to $3.87 billion, an increase of $233.6 million, or 6.4%, from $3.64 billion in the first nine months of 2017.  The increase reflected increased average balances of loans and leases of $177.3 million, or 10.1% , increased average investment securities of $115.7 million, or 9.0%, and decreased average balances of interest earning deposits at the Federal Reserve Bank of $63.5 million, or 11.9%.  Average demand and interest checking deposits increased $30.7 million, or 0.9%,  The small increase resulted from daily fluctuations in these balances.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses increased $510,000 to $2.7 million for the first nine months of 2018 compared to $2.2 million for the first nine months of 2017.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2018, our allowance for loan and lease losses amounted to $8.1 million, or 0.54%, of total loans compared to $7.1 million, or 0.51% of total loans at December 31, 2017.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $137.1 million in the first nine months of 2018 compared to $69.8 million in the first nine months of 2017, before gains on securities of $41,000 in the first nine months of 2018 and $1.6 million in the first nine months of 2017.  The $67.3 million, or 96.4%, increase between those respective periods reflected a $65 million gain on sale of IRA portfolio and a $2.7 million increase in gain on sale of loans originated for sale reflecting  a higher volume of sales in the 2018 securitizations.  It also reflected a $4.0 million increase in payment related fees which include prepaid, card payment and ACH fees.  Offsetting these increases was a $3.0 million reduction in change in value of investment in unconsolidated entity.  The majority of that reduction resulted from a $1.7 million charge in the third quarter of 2018, resulting primarily from an appraisal of properties securing one borrower’s loans, as a result of non-payment of required loan payments for the third quarter of 2018.  In the third quarter of 2017 we had a $2.5 million gain on the sale of a portion of our health savings portfolio which was more than offset by a $3.4 million loss on the sale of our European prepaid card operations.  Prepaid card fees increased $2.3 million, or 5.8%, to $41.6 million for the first nine months of 2018 from $39.3 million for the first nine months of 2017. The increase reflected higher transactional volume. Card payment and ACH processing fees increased $1.7 million, or 36.5%, to $6.3 million for the first nine months of 2018 compared to $4.6 million for the first nine months of 2017. The increase resulted from an increase in transaction volume including fees earned from a new payment service which permits payment transfers in minutes, instead of days. Leasing income increased $265,000, or 12.7%, to $2.4 million for the first nine months of 2018 from $2.1 million for the first nine months of 2017, which reflected higher gains on disposition of leased vehicles in 2018.  Affinity fees decreased $1.2 million, or  81.2%, to $271,000 for the first nine months of  2018 from $1.4 million for the first nine months of 2017.  The decrease resulted primarily from the planned exit of one affinity relationship which had a change of ownership.  Service fees on deposit accounts decreased $1.3 million, or 26.0%, to $3.6 million for the first nine months of 2018 from $4.9 million for the first nine months of 2017 reflecting decreases in service charges due to the sale of the IRA portfolio in 2018.  In July 2018, the IRA portfolio was sold which will result in the elimination of the vast majority of service fees on deposit accounts. Other non-interest income decreased $203,000, or 22.8%, to $689,000 in the first nine months of 2018 from $892,000 in the first nine months of 2017.

Non-Interest Expense.  Total non-interest expense was $113.7 million for the first nine months of 2018, a decrease of $5.4 million, or 4.5%, from $119.0 million for the first nine months of 2017. In 2017,  non-interest expense included a $2.5 million civil money penalty.  Salaries and employee benefits expense increased to $59.2 million, an increase of $1.3 million, or 2.3%, from $57.9 million for the first nine months of 2017. The increase reflected increases in BSA and compliance staffing costs.  Depreciation and amortization decreased $393,000, or 11.5%, to $3.0 million in the first nine months of 2018 from $3.4 million in the first nine months of 2017 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $150,000, or 3.5%, to $4.1 million in the first nine months of 2018 from $4.2 million in the first nine months of 2017.  The decrease reflected a reduction in leased space and more efficient use of office space. Data processing expense decreased $3.3 million, or 41.1%, to $4.7 million in the first nine months of 2018 from $8.0 million in the first nine months of 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  Printing and supplies decreased $341,000, or 30.4%, to $779,000 in the first nine months of 2018 from $1.1 million in the first nine months of 2017, which reflected a reduction in printing expense for health savings accounts which were sold in the second quarter of 2017.  Audit expense increased $283,000, or 22.3%, to $1.6 million in the first nine months of 2018 from $1.3 million in the first nine months of 2017 which reflected increased regulatory and tax compliance audit fees.  Legal expense decreased $98,000, or 1.7%, to $5.8 million for the first nine months of 2018 from $5.9 million in the first nine months of 2017, which reflected decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements Restatement”) and other regulatory related legal fees.  Amortization of intangible assets increased $15,000, or 1.3%, to $1.1 million for the first nine months of 2018 from $1.1 million for the first nine months of 2017.  FDIC insurance expense decreased $197,000, or 2.6%, to $7.4 million for the first nine months of 2018 from $7.6 million in the first nine months of 2017, which reflected the impact of a decrease in the FDIC assessment rate.  Software expense increased $551,000, or 5.9% to $9.9 million in the first nine months of 2018 from $9.3 million in the first nine months of 2017 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $114,000, or 6.2%, to $2.0 million in the first nine months of 2018 from $1.9 million in the first nine months of 2017.  The increase reflected the impact of increased limits for liability coverages. Telecom and IT network communications expense decreased $472,000, or 32.7%, to $971,000 in the first nine months of 2018 from $1.4 million in the first nine months of 2017.  The decrease reflected cost cutting efforts which included the elimination of corporate sponsored cell phones.  Consulting expense increased $913,000, or 52.3%, to $2.7 million in the first nine months of 2018 from $1.7 million in the first nine months of 2017, reflecting increased BSA and other regulatory consulting.  Lease termination expense of $395,000 resulted from the termination of a lease which should yield future savings.  Other non-interest expense decreased $96,000, or 0.9%, to $10.3 million in the first nine months of 2018 from $10.4 million in the first nine months of 2017.  The $96,000 decrease reflected increases of $506,000 in travel, which was more than offset by $643,000 of reductions in fraud losses.

Income Taxes.  Income tax expense for continuing operations was $29.6 million for the first nine months of 2018 compared to income tax benefit of $457,000 in the first nine months of 2017.  A 26.6% effective tax rate in 2018 reflected the reduced 21% federal tax rate effective in that year, compared to the prior year federal rate of 34%. The tax benefit in 2017 reflected the impact of deferred tax valuation reversals.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  In 2017, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While such exits reduced balances in the third quarter of 2018, they were offset by growth in prepaid card and other payments deposit accounts. Interest-bearing  balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $445.8 million for the third quarter of 2018, compared to the prior year third quarter average of $366.7 million. On October 1, 2018, we transferred approximately $200 million of funds to their acquirer after the third quarter sale of our IRA portfolio. The amounts were transferred from interest bearing balances at the Federal Reserve Bank. The exits of deposit relationships in 2017 and 2018, continue a trend of exits in previous years, resulting from deposit growth which has exceeded liquidity requirements.

Investment securities available-for-sale provide a primary source of    balance sheet liquidity.  In excess of $800 million of our investments are issued by U.S. government agencies which are highly liquid and may be pledged as collateral for our FHLB line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first nine months of  2018.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of September 30, 2018, we had a $1.03 billion line of credit with the Federal Reserve, which may be collateralized by various types of loans and securities. We have never used the Federal Reserve line of credit, which as a matter of that institution’s policy, is available for limited periods in times of financial stress.  We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of September 30, 2018, we had eligible securities which would result in more than $800 million of availability.  As of September 30, 2018, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of September 30, 2018, we had cash reserves of approximately $14.4 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $190,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC and Federal Reserve will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at September 30, 2018 were $710.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Deposit funding was utilized for net loan growth of $106.4 million for the nine months ended September 30, 2018, and $152.5 million for the nine months ended September 30, 2017.  Net purchases of investment securities for the nine months ended September 30, 2018,  were $27.5 million compared to net redemptions of $87.2 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.70 billion and $1.45 billion as of September 30, 2018 and December 31, 2017, respectively. The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At September 30, 2018, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2018
The Bancorp, Inc.	9.61%	23.94%	24.41%	23.94%
The Bancorp Bank	9.19%	23.79%	24.28%	23.79%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2017
The Bancorp, Inc.	7.90%	16.73%	17.09%	16.73%
The Bancorp Bank	7.61%	16.23%	16.59%	16.23%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2018.  We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of bank loans. Mortgage-backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 143,246	$ 16,535	$ 42,523	$ 11,188	$ 94,977
Loans net of deferred loan costs	1,017,456	48,995	239,246	170,762	20,314
Investment securities	460,304	51,333	158,204	295,413	393,596
Interest earning deposits	710,816	-	-	-	-
Securities purchased under agreements to resell	64,518	-	-	-	-
Total interest earning assets	2,396,340	116,863	439,973	477,363	508,887

Interest bearing liabilities:
Demand and interest checking	2,297,830	60,889	60,889	-	-
Savings and money market	79,363	158,727	79,363	-	-
Securities sold under agreements to repurchase	158	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,390,752	219,616	140,252	-	-
Gap	$ 5,588	$ (102,753)	$ 299,721	$ 477,363	$ 508,887
Cumulative gap	$ 5,588	$ (97,165)	$ 202,556	$ 679,920	$ 1,188,807
Gap to assets ratio	*	-2%	7%	11%	12%
Cumulative gap to assets ratio	*	-2%	5%	16%	27%

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

Financial Condition

General.    Our total assets at September 30, 2018 were $4.36 billion, of which our total loans were $1.50 billion.  At December 31, 2017, our total assets were $4.71 billion, of which our total loans were $1.39 billion. The decrease in assets reflected seasonally higher gift card balances at December 31, 2017.

Interest earning deposits and federal funds sold.  At September 30, 2018, we had a total of $710.8 million of interest earning deposits compared to $841.5 million at December 31, 2017, a decrease of $130.7 million or 15.5%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The reduction reflected the aforementioned seasonally higher gift card balances at December 31, 2017, some of which are maintained at the Federal Reserve.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities decreased to $1.36 billion at September 30, 2018, a decrease of $22.0 million, or 1.6%, from year-end 2017.  Other securities included in the held-to-maturity classification at September 30, 2018, consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

A total of $9.1 million of other debt securities - single issuers is comprised of the amortized cost of one single-issuer trust preferred security issued by an insurance company.

A total of $75.2 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities.

The following table provides additional information related to our single issuer trust preferred securities as of September 30, 2018 (in thousands):

Single issuer	Book value	Fair value	Unrealized gain/(loss)	Credit rating
Security A	9,155	7,388	(1,767)	Not rated

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,  an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the nine months ended September 30, 2018 and September 30, 2017, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at September 30, 2018, compared to $991,000 at December 31, 2017.

Investment securities with a fair value of approximately $723,000 at September 30, 2018 and $310.9 million at December 31, 2017, were pledged as collateral to secure a line of credit with the Federal Home Loan Bank.  At September 30, 2018, and December 31, 2017, investment securities with a fair value of approximately $170.3 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held for sale decreased to $308.5 million at September 30, 2018 from $503.3 million at December 31, 2017.  The decrease resulted from the sale of loans into a securitization at the end of the third quarter, partially offset by new loans originated for sale in a future securitization.

Loan portfolio. Total loans increased to $1.50 billion at September 30, 2018 from $1.39 billion at December 31, 2017.

The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2018	2017

SBA non-real estate	$ 74,408	$ 70,379
SBA commercial mortgage	166,432	142,086
SBA construction	17,978	16,740
SBA loans *	258,818	229,205
Direct lease financing	395,976	377,660
SBLOC	778,552	730,462
Other specialty lending	40,799	30,720
Other consumer loans	12,172	14,133
	1,486,317	1,382,180
Unamortized loan fees and costs	10,456	10,048
Total loans, net of deferred loan fees and costs	$ 1,496,773	$ 1,392,228

*The following table shows SBA loans and SBA loans held for sale at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 266,433	$ 236,724
SBA loans included in held for sale	193,372	165,177
Total SBA loans	$ 459,805	$ 401,901

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention,” “substandard” or “doubtful,” we reserve all losses inherent in the portfolio at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.  When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At September 30, 2018  there were ten troubled debt restructured loans with a balance of $2.4 million which had specific reserves of $771,000. Approximately $576,000 of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to leasing.

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

At September 30, 2018, the allowance for loan losses amounted to $8.1 million which represented a $1.0 million increase over the $7.1 million at December 31, 2017. The increase resulted primarily from higher net charge-offs on the non-guaranteed portion of SBA loans. These increased charge offs reflected losses on start-up business loans, which present a higher risk of default.  Additionally, lease charge-offs increased, with both categories contributing to the increase in the allowance.

At September 30, 2018, in excess of 50% of the total continuing loan portfolio had been reviewed as a result of the coverage of each loan portfolio type.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2018 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At September 30, 2018, approximately 50% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2018 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loan review work performed by designated SBA department personnel.  At September 30, 2018, approximately 100% of the government guaranteed loan portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

Leasing – The targeted review threshold for 2018 million is 35%. At September 30, 2018, approximately 57% of the leasing portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2018 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At September 30, 2018, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At September 30, 2018, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At September 30, 2018, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2018 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At September 30, 2018, approximately 86% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as follows as of the dates specified (in thousands):

	30-59 Days	60-89 Days	90 Days		Total		Total
September 30, 2018	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 377	$ 258	$ -	$ 2,433	$ 3,068	$ 71,340	$ 74,408
SBA commercial mortgage	-	-	-	458	458	165,974	166,432
SBA construction	-	-	-	-	-	17,978	17,978
Direct lease financing	2,168	802	1,015	-	3,985	391,991	395,976
SBLOC	78	-	-	-	78	778,474	778,552
Other specialty lending	-	-	-	-	-	40,799	40,799
Consumer - other	-	-	-	-	-	4,642	4,642
Consumer - home equity	-	133	-	1,343	1,476	6,054	7,530
Unamortized loan fees and costs	-	-	-	-	-	10,456	10,456
	$ 2,623	$ 1,193	$ 1,015	$ 4,234	$ 9,065	$ 1,487,708	$ 1,496,773

	30-59 Days	60-89 Days	90 Days		Total		Total
December 31, 2017	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the nine months ended
	September 30,
	2018	2017

Ratio of the allowance for loan losses to total loans	0.54%	0.53%
Ratio of the allowance for loan losses to non-performing loans *	154.16%	137.23%
Ratio of non-performing assets to total assets *	0.13%	0.13%
Ratio of net charge-offs to average loans	0.09%	0.07%
Ratio of net charge-offs to average loans annualized	0.11%	0.09%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans was 0.54% at September 30, 2018 which was comparable to the 0.53% at September 30, 2017.  The ratio of the allowance for loan losses to non-performing loans increased to 154.16% at September 30, 2018, from 137.23% at September 30, 2017, primarily as a result of an increase in the allowance.  The ratio of non-performing assets to total assets remained the same at 0.13% for both September 30, 2018 and September 30, 2017, with the impact of a modest increase in non- performers offset by a modest increase in assets.  Net charge-offs to average loans increased to 0.09% for the nine months ended September 30, 2018, from 0.07% for the nine months ended September 30, 2017, primarily as a result of higher net charge offs, primarily in the non-guaranteed portion of non-real estate secured SBA loans.

Net charge-offs.  Net charge-offs were $1.7 million for the nine months ended September 30, 2018, an increase of $465,000 from net charge-offs of $1.2 million the same period of 2017.  The majority of the charge-offs in 2018 were associated with the non-guaranteed portion of non-real estate SBA loans while in 2017 the majority of charge-offs resulted from leasing relationships.

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

	September 30,	December 31,
	2018	2017

Non-accrual loans
SBA non-real estate	$ 2,433	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,343	1,414
Total non-accrual loans	4,234	3,996

Loans past due 90 days or more	1,015	227
Total non-performing loans	5,249	4,223
Other real estate owned	405	450
Total non-performing assets	$ 5,654	$ 4,673

Loans that were modified as of September 30, 2018 and December 31, 2017 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 719	$ 719	5	$ 1,476	$ 1,476
Direct lease financing	3	1,125	1,125	1	230	230
Consumer	2	519	519	2	535	535
Total	10	$ 2,363	$ 2,363	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 148	$ 571	$ -	$ 115	$ 1,361
Direct lease financing	-	671	454	-	-	230
Consumer	-	-	519	-	-	535
Total	$ -	$ 819	$ 1,544	$ -	$ 115	$ 2,126

The following table summarizes, as of September 30, 2018, loans that had been restructured within the last 12 months that have subsequently defaulted (dollars in thousands).

	Number	Pre-modification recorded investment
SBA non-real estate	2	$ 314
Direct lease financing	1	308
Total	3	$ 622

The Company had no commitments to lend additional funds to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018. The Company had a commitment to extend $228,000 on one loan classified as a troubled debt restructuring as of December 31, 2017.

The following table provides information about impaired loans at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2018
Without an allowance recorded
SBA non-real estate	$ 193	$ 1,328	$ -	$ 374	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	454	566	-	421	22
Consumer - other	-	-	-	-	-
Consumer - home equity	1,618	1,618	-	1,656	7
With an allowance recorded					-
SBA non-real estate	2,779	2,779	1,844	2,636	25
SBA commercial mortgage	458	458	71	517	-
Direct lease financing	671	671	195	663	56
Consumer - other	-	-	-	-	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,972	4,107	1,844	3,010	25
SBA commercial mortgage	458	458	71	517	-
Direct lease financing	1,125	1,237	195	1,084	78
Consumer - other	-	-	-	-	-
Consumer - home equity	1,618	1,618	-	1,656	7
	$ 6,173	$ 7,420	$ 2,110	$ 6,267	$ 110

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ 12
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	33
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	9
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	60
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	72
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	33
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	9
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ 114

We had $4.2 million of non-accrual loans at September 30, 2018 compared to $4.0 million of non-accrual loans at December 31, 2017. The $200,000 increase in non-accrual loans was primarily due to $5.6 million of loans placed on non-accrual status partially offset by $3.8 million of loan payments, $1.2 million of charge-offs and $364,000 of participations sold.  Loans past due 90 days or more still accruing interest amounted to $1.0 million at September 30, 2018 and $227,000 at December 31, 2017.  The $773,000 increase reflected $12.3 million of additions partially offset by $10.2 million of loan payments, $155,000 of charge-offs, $1.1 million of loans moved to non-accrual and $15,000 of loans moved to repossessed assets.

We had $405,000 and $450,000 of other real estate owned at September 30, 2018 and December 31, 2017, respectively.  The reduction resulted from a $45,000 writedown.

The following table classifies our loans (not including loans held for sale) by categories which are used throughout the industry as of September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,964	$ 2,592	$ 3,873	$ -	$ -	$ 21	$ 958	$ 74,408
SBA commercial mortgage	156,712	274	458	-	-	8,988	-	166,432
SBA construction	17,284	-	694	-	-	-	-	17,978
Direct lease financing	385,640	-	1,839	-	-	-	8,497	395,976
SBLOC	766,143	-	-	-	-	-	12,409	778,552
Other specialty lending	40,789	-	-	-	-	-	10	40,799
Consumer	6,521	-	1,476	-	-	-	4,175	12,172
Unamortized loan fees and costs	-	-	-	-	-	-	10,456	10,456
	$ 1,440,053	$ 2,866	$ 8,340	$ -	$ -	$ 9,009	$ 36,505	$ 1,496,773

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $17.7 million at September 30, 2018 compared to $20.1 million at December 31, 2017.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $64.2 million investment in unconsolidated entity at September 30, 2018.

Assets held for sale from discontinued operations.  Assets held for sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $226.0 million at September 30, 2018 compared to $304.3 million at December 31, 2017.  The decrease resulted primarily from repayments, refinancings at other institutions and note sales. Non accrual loans in assets held for sale at September 30, 2018, included a loan which was reported in Form 10-Q for the quarterly period ended June 30, 2018. That loan had a $17.0 million balance at June 30, 2018 and had become delinquent in the first quarter of 2018. The balance of that loan was paid down to $16.4 million as of September 30, 2018.   The loan is secured by multiple commercial real estate properties which were reappraised in third quarter 2018.  The loan was written down to appraised values, and was accordingly marked down by $1.7 million as of  September 30, 2018.  The borrowing entity has declared bankruptcy and the Bank is pursuing collection.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts.  One strategic focus is growing these accounts through affinity groups.  At September 30, 2018, we had total deposits of $3.86 billion compared to $4.26 billion at December 31, 2017, a decrease of $402.8 million or 9.5%.  The decrease reflected higher balances at year end resulting from seasonal gift card balances.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2018		December 31, 2017
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,463,756	0.60%	$ 3,371,969	0.36%
Savings and money market	469,511	0.78%	439,625	0.51%
Total deposits	$ 3,933,267	0.62%	$ 3,811,594	0.38%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At September 30, 2018, we had long-term borrowings of $41.8 million compared to $42.3 million at December 31, 2017.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $54.9 million at September 30, 2018 compared to $67.2 million at December 31, 2017, representing a decrease of $12.3 million.  Other liabilities consist primarily of income tax payables and accrued expenses.

Off- balance sheet arrangements.  There were no off-balance sheet arrangements during the nine months ended September 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida.  The note for the related loan was sold in the second quarter of 2018 and the loan  is no longer on the Bank’s books.  The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Item 6. Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of July 10, 2018. (Incorporated by reference to the Company's Form 8-K filed on July 10, 2018 (File No. 000-51018).

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

November 9, 2018	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 9, 2018	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary