Form 10-K
period 2018-12-31
Bancorp, Inc.
filed 2019-03-15
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2018 of $10.46 was approximately $523.8 million.

As of  March 1, 2019, 56,468,004 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART IV
Item 15:	Exhibits and Financial Statement Schedules	131
SIGNATURES		134

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

•

the loans from our discontinued operations are now held for sale and were marked to fair value based on various internal and external inputs; however, the actual sales price could differ from those third-party fair values.  The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

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

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as the Bank.  The vast majority of our revenue and income is generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, vehicle fleet and other equipment leasing (direct lease financing), Small Business Administration, or SBA loans and commercial mortgage-backed loans, or CMBS, generated for sale into commercial mortgage-backed securities markets primarily through securitizations.  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and commercial loans generated for sale are made nationally.  At December 31, 2018, SBLOC, leasing (direct lease financing), SBA and loans for sale in secondary markets totaled $785.3 million, $397.6 million, $470.8 million (including SBA loans held for sale) and $488.5 million (excluding SBA loans held for sale), respectively, and comprised approximately 36%, 18%, 21% and 22% of our loan portfolio and commercial loans held for sale.  Our investment portfolio amounted to $1.38 billion at December 31, 2018, representing a slight increase from the prior year.

The majority of our deposits and non-interest income is generated in our payments business line which consists of issuing, acquiring and automated clearing house, or ACH, accounts and payments processing.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of third parties that market directly to end users.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking. In April 2017, we sold our minimal European prepaid operations to reduce regulatory and compliance risk.

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

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth with Stable Deposits and Generate Non-interest Income from Prepaid Card Accounts and Other Payment Processing. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund these loans and investments through a variety of sources that provide stable deposits, which are lower cost compared to certain other types of funding.  Funding sources include prepaid cards, institutional banking transaction accounts and card payment processing.  We derive the largest component of our deposits and non-interest income from our prepaid card operations.

Develop Relationships with Affinity Groups to Gain Sponsored Access to their Membership, Client or Customer Bases to Market our Services.  We seek to develop relationships with organizations with established membership, client or customer bases. Through these affinity group relationships, we gain access to an organization’s members, clients and customers under the organization’s sponsorship.  We believe that by marketing targeted products and services to these constituencies through their pre-existing relationships with the organizations, we will continue to generate stable and lower cost deposits compared to certain other funding sources, generate fee income and, with respect to private label banking, lower our customer acquisition costs and build close customer relationships.

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

Deposit Products and Services

We offer a range of products and services to our affinity groups and their client bases, including:

•	checking accounts;
•	savings accounts;
•	money market accounts;
•	commercial accounts; and
•	various types of prepaid and debit cards.

We also offer payment services such as ACH payroll and other payment services.

Lending Activities

In the third quarter of 2014, we discontinued our Philadelphia-based commercial lending operations following our determination that those operations were inconsistent with our strategic focus on what we believe are lower risk and more granular and national lines of business.  We currently focus our lending activities upon four specialty lending segments:  SBLOC loans, vehicle fleet and other equipment leasing (direct lease financing), SBA loans and loans originated for sale into CMBS securitization capital markets.

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

Leases.  We provide lease financing for commercial and government vehicle fleets and, to a lesser extent, provide lease financing for other equipment.  Our leases are either open-end or closed-end. An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated termination value. Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term.  A closed-end lease is one for which no such payment is due on lease termination.  In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor.  While we do not have specific underwriting criteria for our lease financing, we analyze information we obtain about the lessee, including financial statements and credit reports, to determine the lessee’s ability to perform its obligations.

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

The SBA loan guaranty is typically paid to the lender after the liquidation of all collateral, but may be paid prior to liquidation of certain assets, mitigating the losses due to collateral deficiencies up to the percentage of the guarantee.  To maintain the guarantee, we must comply with applicable SBA regulations, and we risk loss of the guarantee should we fail to comply.  7(a) loan amounts are not limited to a percentage of estimated collateral value and are instead based on the business’s ability to repay the loan from its cash flow.  If the business generates inadequate cash flow to repay principal and interest and borrowers are otherwise unable to repay the loan, losses may result if related collateral is sold for less than the unguaranteed balance of the loan.  Because these loans are generally at variable rates, higher rate environments will increase required payments from borrowers, with increased payment default risk.  As a result of a wide variety of collateral with very specific uses, markets for resale of the collateral may be limited, which could adversely affect amounts realized upon sale.  The 7(a) program is funded through annual appropriations approved by Congress matching funding requirements for loans approved within the budget year.  Should those appropriations be reduced or cease, our ability to make 7(a) loans will be curtailed or terminated.

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

CMBS.  We originate loans for sale into secondary markets, generally through securitizations. These loans are collateralized by various types of commercial real estate, including but not limited to, multi-family, retail, office, apartments and hotels, and are not recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  The vast majority of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sales price of the property.  Low occupancy or rental rates may negatively impact loan repayment.  Because these loans are being originated for sale, the underwriting and other criteria used are those which buyers in the capital markets indicate are most crucial when determining whether to buy the loans.  Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt).  However, for the period during which we hold a loan prior to sale, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.  While we historically have been able to sell loans into these markets, adverse market conditions may delay, or possibly preclude, expected sales into the secondary market or cause losses upon any resale.  To mitigate these risks, we establish guidelines for the maximum amounts of such loans we will hold on our balance sheet.

Affinity Banking

Issuing Services.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our cards are offered to end users through our relationships with benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and FinTech disruptors.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third-party sponsors, computed on a per transaction basis, and monthly service fees.  Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  These accounts have demonstrated a history of stability and lower cost compared to certain other types of funding.  Our accounts are offered throughout the United States. For information relating to current constraints on our prepaid card programs resulting from consent orders we have entered into with federal banking authorities, see “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank.”

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

Private Label Banking.  Our private label banking services are offered to members of affinity groups, which allow these groups to provide their members the banking services they desire.  Affinity group member websites identify us as the provider of these banking services.  We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group’s members or customers.

We pay fees to certain affinity groups based upon deposits and loans they generate. These fees vary, and certain fees increase as market interest rates increase, while other fee rates may be fixed.  These fees comprise substantially all of the interest expense on deposits in our consolidated statement of operations

Other Operations

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

Loan Administration Offices.  We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Charlotte, North Carolina, Raritan, New Jersey, Logan, Utah and Orlando, Florida.  We maintain SBA loan offices in Chicago, Illinois and Raleigh, North Carolina. We maintain an office in New York, New York for CMBS.

Technology

Primary System Architecture.  We provide financial products and services through a secure, tiered architecture using commercially available software.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed across our service offering, with internally developed software and third-party platforms. We also use third-party data processors.  The goal of our systems designs is to service our client requirements efficiently, which has been accomplished using data and service replication between multiple data centers for our critical applications.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we monitor our systems using automated internal tools, and use independent third parties to validate our controls.

.

 Security.  The Bancorp has an established Cyber Security Program that is mapped to the NIST Cyber Security Framework. The program is also fully compliant with the FFIEC Cyber Security framework and relevant ISO standards.  The Bancorp obtains annual PCI certification. Highlights of the program include:

•	A security testing schedule which includes internal/external penetration testing;
•	Regular vulnerability assessments;
•	Detailed vulnerability management;
•	Monitoring and reporting of systems and critical applications;
•	Data loss prevention controls;
•	File access and integrity monitoring and reporting;
•	Threat intelligence; and
•	Third-party vendor management.

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

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors.  Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate.  For prepaid accounts, our largest source of funding and fee income, competitors include Meta Financial and for SBLOC, our largest lending portfolio, competitors include TriState Capital.  For SBA loans our competitors include Live Oak Bank.  Significant costs of entry include BSA and other regulatory costs which may impact competition for prepaid accounts.  We believe that our ability to compete successfully depends on a number of factors, including:

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations.  With respect to our affinity group operations, we believe we can compete effectively as a result of our ability to customize our product offerings to the affinity group’s needs.  We believe that the costs of entry to offering prepaid card accounts, especially compliance costs, are relatively high and somewhat prohibitive to new competitors.  We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories which may impact our ability to compete.  Our future success will depend on our ability to compete effectively in a highly competitive market.

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2018, we and the Bank had total capital to risk-adjusted assets ratios of 21.07% and 20.61%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 20.64% and 20.18%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2018, we and the Bank had leverage ratios of 10.11% and 9.70%, respectively.

The federal banking agencies’ standards provide that concentration of credit risk and certain risks arising from non-traditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by them in assessing a financial institution’s overall capital adequacy.  The risk-based capital standards also provide for the consideration of interest rate risk in the agency’s determination of a financial institution’s capital adequacy.  The standards require financial institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.  These standards can be expected to be amended from time to time.

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

Minimum capital ratios in effect at December 31, 2018 were as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios.  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, we and the Bank were required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI, items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election had to be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.  Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50% and a leverage ratio of at least 5.00%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50% and a leverage ratio of at least 4.00%.  At December 31, 2018, our total risk-based capital ratio was 21.07%, our Tier 1 risk-based capital ratio was 20.64% and our leverage ratio was 10.11% while the Bank’s ratios were 20.61%, 20.18% and 9.70%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.  The majority of the Bank’s deposits are classified as brokered, because related accounts, primarily prepaid deposit accounts, are obtained with the assistance of third parties.  In December 2018, the FDIC requested comment as to whether certain deposits, including the Bank’s, should not be classified as brokered deposits.  The Bank and other entities have submitted comments differentiating stable and lower cost small balance transactional prepaid deposits with deposits placed by deposit brokers which are larger balance, higher rate and volatile.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund or DIF.  Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2012.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008.  The Dodd-Frank Act provided unlimited deposit insurance coverage on non-interest bearing transaction accounts through December 31, 2012.  Due to the expiration of this unlimited deposit insurance on December 31, 2012, beginning January 1, 2013 deposits held in non-interest bearing transaction accounts are aggregated with any interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to initiate enforcement actions against banks.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV).  Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2018, the Bank’s DIF assessment rate was 18 basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.

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

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2018, the Bank’s limit on loans-to-one borrower was $62.4 million ($104.0 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2018, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  At December 31, 2018 and 2017, loans to these related parties included in assets held for sale amounted to $2.0 million and $1.7 million.

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

On May 11, 2016, FinCEN issued a final rule related to Customer Due Diligence (CDD) under the Bank Secrecy Act for banks and other covered financial institutions, which we refer to as the “CDD Rule”.  The CDD Rule became effective on July 11, 2016, and imposes a new requirement that the Bank identify and verify the identity of the natural persons who are beneficial owners of legal entity customers.  Financial institutions were required to be in full compliance by May 11, 2018.  As a covered institution, the Bank is required to maintain written compliance procedures that are “reasonably designed to identify and verify the beneficial owners of legal entity customers,” except for those specifically excluded from the definition of “legal entity customer.” As required, the Bank adopted procedures related to the identification and verification of a beneficial owner at the time a new account is opened.

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

Other Consumer Protection-Related Laws and Regulations.  The Bank is subject to a wide range of consumer protection laws and regulations which may have an enterprise-wide impact or may principally govern its lending or deposit operations.  To the extent the Bank engages third-party service providers in any aspect of its products and services, these third parties may also be subject to compliance with applicable law, and must therefore be subject to Bank oversight.

The Bank’s loan operations are also subject to federal consumer protection laws applicable to credit transactions, including:

•	the federal “Truth In Lending Act,” governing disclosures of credit terms to consumer borrowers;
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

•

the “Electronic Fund Transfer Act”  which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

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

Community Reinvestment Act.    Under the Community Reinvestment Act of 1977, which we refer to as the CRA, a federally-insured institution has a continuing and affirmative obligation to help meet the credit needs of its community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.  The Bank shall delineate one or more assessment areas within which the FDIC evaluates the bank's record of helping to meet the credit needs of its community.  The CRA further requires that a record be kept of whether a financial institution meets its community’s credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches and mergers and acquisitions.  The regulations promulgated pursuant to the CRA contain three evaluation tests which are part of the traditional CRA evaluation:

•

a lending test evaluates a bank's record of helping to meet the credit needs of its assessment area(s) through its lending activities by considering a bank's home mortgage, small business, small farm, and community development lending;

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

Enforcement.  Under the Federal Deposit Insurance Act, the FDIC has the authority to bring actions against a bank and all affiliated parties, including stockholders, attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors, to institution of receivership or conservatorship proceedings, or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  Federal law also establishes criminal penalties for certain violations.

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily negotiated order of withdrawal, or NOW, and regular checking accounts).  For 2018, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $106.3 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $106.3 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2018, the Bank met these requirements by maintaining $294.2 million in cash and balances at the Federal Reserve.

The Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will (or have already):

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, or the CFPB, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.  The CFPB has been officially established and has begun issuing rules, taking consumer complaints and performing its other core functions;

•	Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, from availing themselves of such preemption;
•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;
•	Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital;
•

Increase the minimum ratio of net worth to insured deposits of the DIF from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion;

•

Provide for new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation;

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Allow de novo interstate branching by banks;
•

Give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve has issued final rules under this provision that limit the swipe fees that a debit card issuer can charge merchants to 21 cents per transaction plus 5 basis points of the transaction value, subject to an adjustment for fraud prevention costs;

•	Increase the authority of the Federal Reserve to examine holding companies and their non-bank subsidiaries;
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and
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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years.  Specific rulemaking intended to implement provisions of the Dodd-Frank Act is underway and is addressed elsewhere in this section as applicable.  It is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may impact us.  However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.  We cannot predict whether, or in what form, any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Volcker Rule Adoption.  On December 10, 2013, five financial regulatory agencies, including our primary federal regulators the Federal Reserve and the FDIC, adopted final rules (the “Final Volcker Rules”) implementing the Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act.  The Final Volcker Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”).  The Final Volcker Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Final Volcker Rules, which must include (for the largest entities) making regular reports about those activities to regulators.  Smaller banks and community banks, including the Bank, are afforded some relief under the Final Volcker Rules.  Smaller banks, including the Bank, that are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, are exempt from compliance program requirements.  Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the Final Volcker Rules, they need only incorporate references to the Volcker Rule into their existing policies and procedures.  The Final Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2017.  This did not have a material impact on our operations.

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

In February 2011, the Federal Reserve, the Office of Comptroller of the Currency and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk-taking by covered financial institutions and that are deemed to be excessive, or that may lead to material losses.

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

Employees

As of December 31, 2018, we had 589 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio.  At December 31, 2018, the ratios of the allowance for loan losses to total loans and to non-performing loans were, respectively, 0.58% and 158.19%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results.  The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For more information about risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see Item 1,” Business –Lending Activities.”

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

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices.  These practices vary depending on the facts and circumstances of each loan. For other than SBLOC loans, these practices may include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets.  For SBLOC loans, a primary element of the credit decision is the market value of the borrower’s brokerage account, and the varying collateral percentages against which the Company is willing to lend. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those, we still assume credit risk on the remaining 25%. These borrowers, which include new start-ups, may have a higher probability of failure which may result in higher losses on such loans.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for loan losses, we will have to increase the provision for loan losses which will reduce our income and might cause us to incur losses.  At the time loans are classified as troubled debt restructurings, losses are recognized if the fair value of collateral is less than the loan balance.

An inconsistent recovery from an extended period of weak economic and slow growth conditions in the U.S. economy have had, and may continue to have, significant adverse effects on our assets and operating results.

Since the end of the recession in 2009, the United States economy has been subject to low rates of growth in general and, in particular localities, recession-like conditions have occurred.  As a result, the financial system in the United States, including credit markets and markets for real estate and real-estate related assets, have periodically been subject to weakness.  These weaknesses have episodically resulted in declines in the availability of credit, reduction in the values of real estate and real estate-related assets, the reduction of markets for those assets and impairment of the ability of certain borrowers to repay their obligations.  As a result of these conditions, we increased our provision for loan losses, and experienced increases in the amount of loans charged off and non-performing assets in our Philadelphia-based commercial loan portfolio which is now reflected in discontinued operations.  Rated investment securities, generally considered to be less risky than loans, have in recent economic periods, in certain instances, experienced greater than expected losses, which could recur.  A continuation of weak economic conditions could further harm our financial condition and results of operations.

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

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s BSA compliance program.  The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program.  Expenses associated with the required look back review were significant in 2015 and 2016.  The look back review was completed in the third quarter of 2016.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims, and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $20,908.83 of restitution has been paid to consumers under the CAP of which $579.29 has been paid by the Bank and the remaining amount by Third Parties.

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

We cannot assure you that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order, the 2014 Consent Order Amendment, the 2015 Consent Order, the Supervisory Letter, the 2018 Restitution Order or 2018 CMP Order to their satisfaction.  We refer collectively to the 2014 Consent Order, the 2014 Consent Order Amendment, the 2015 Consent Order, the 2018 Restitution Order and the 2018 CMP Order as the Consent Orders.  If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could reduce our earnings, result in our incurring losses or otherwise materially adversely affect our financial condition and results of operations and reduce or eliminate our ability to raise additional capital on acceptable terms.  Further, we are at risk of the imposition of additional civil money penalties by our regulators, based on, among other things, apparent violations of law, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not recoverable from third parties.

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

If the regulators interpret the Consent Orders or the Supervisory Letter in a manner contrary to our interpretation despite our good faith efforts to comply, including the time required to comply, the FDIC may conclude a violation has occurred, which may result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.

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

New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties.  New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses.  There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature.  New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved.  Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services.  Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.  Additionally, there are uncertainties regarding the market values of existing lines of business which are difficult to measure and are subject to market conditions which may change significantly.  We originate significant amounts of loans for sale in the CMBS markets which are subject to changes in market conditions at the time of sale, and the sales price realized may accordingly change significantly.

Changes in interest rates and loan production could reduce our income, cash flows and asset values.

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest bearing liabilities such as deposits and borrowings.  The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses.  Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.  Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. In the case of loans held for sale into secondary markets or securitizations, loans must be originated to replace loans sold to maintain related net interest income.  Loan demand may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production.  Net interest income is difficult to project, and our models for making such projections are theoretical.  While they may indicate the general direction of changes in net interest income, they do no indicate actual future results.

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

In the future, we may rely in part on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio.  Wholesale and brokered certificates of deposit are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding.  Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or the Bank’s total assets could contract, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both.  In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered certificates of deposit to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income.  Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC.

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

Deposit accounts acquired with the assistance of our top twenty affinity relationships totaled $3.05 billion at December 31, 2018.  The top twenty relationships result in the majority of payments related income.  We provide oversight over these relationships which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship. If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2018 to any one customer or related group of customers was $62.4 million for unsecured loans and $104.0 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

Fund Transfer and Payments Reputational Risks

Financial institutions, including ourselves, bear fund transfer risks of different types which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers.  Loss exposure may result if money is transferred from the bank before it is received, or legal rights to reclaim monies transferred are asserted.  Such exposure results from payments which are made to merchants for payment clearing, while customers have statutory periods to reverse their payments. It also results from funds transfers made prior to receipt of offsetting funds, as accommodations to customers. Transfers could also be made in error.  Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or regulations or immoral activities.

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

Failure to maintain a satisfactory CRA rating may result in business restrictions.  On January 18, 2018, the Bank received its 2017 CRA Performance Evaluation that accorded the institution a “Satisfactory” rating, which was an upgrade from the “Needs to Improve” rating it had been assigned since June 2015.  Subsequent to the upgraded rating, the Bank filed its Community Support Statement with the Federal Housing Finance Agency who determined the Bank was in compliance with 12 CFR part 1290 effective as of February 5, 2018.  Certain restrictions imposed on the holding company by the Federal Reserve have also been lifted as a result of the “Satisfactory” rating.  The Bank continues to oversee its CRA activities in accordance with its Strategic Plan which is effective through June 30, 2019.

As a result of the previous “Needs to Improve Rating”, certain business restrictions had been in place, including FDIC limits on change in control, new branches, branch relocation, main office relocation, and mergers (regular, interim or corporate reorganizations).  The Federal Reserve restrictions include limitations on holding company commencement of direct or indirect new financial activity and holding company change in control.  The Federal Housing Finance Agency has also imposed restrictions on receiving long-term advances and participating in their Affordable Housing Program and Community Investment Cash Advances Program.  There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the business restrictions previously in place would be reinstated.

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

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties which provide marketing services which generate most of our accounts  and through which we offer products and services.  Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement.  We cannot assure you that we will satisfy all related requirements.  See “Risk Factors   The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  Not achieving a compliance management system which is deemed adequate could result in sanctions against the Bank.  Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

We are subject to tax audits, and challenges to our tax positions or adverse changes or interpretations of tax laws could result in tax liability.

We are subject to federal and applicable state income tax laws and regulations and related audits.  We are also periodically subject to state escheat audits.  Income tax and escheat laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions.  Challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition.

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

As previously reported, our management had identified material weaknesses in our internal and disclosure controls over financial reporting that resulted in a restatement of our financial statements in 2014 for that year and for prior periods.  These weaknesses related to the timing of the recognition of loan losses and the recognition of other loan losses.  We believe these weaknesses have been remediated.  However, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business, and could result in stockholder actions against us for damages.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity, as well as dividends, to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the 2014 Consent Order Amendment, the Bank may not pay dividends without the approval of the FDIC.  See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”  Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock.  Even if, absent the amendment, the Bank has the capacity to pay dividends, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.  Moreover, even if the Bank receives permission to pay dividends to us, under the Supervisory Letter, we may not pay dividends to our stockholders without the consent of the Federal Reserve until the Supervisory Letter is discharged.

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

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Road, Wilmington, Delaware.  We maintain business development offices in New York, New York, Chicago, Illinois, and Raleigh, North Carolina.  Leasing offices are located in Charlotte, North Carolina, Crofton, Maryland, Kent, Washington, Logan, Utah, Orlando, Florida, Raritan, New Jersey, and Warminster, Pennsylvania.  Prepaid card offices are located in Minneapolis, Minnesota, and Sioux Falls, South Dakota.  The Philadelphia, Pennsylvania, Tampa, Florida and a portion of the New York properties are no longer occupied by the Company.  The Philadelphia property has been subleased to an outside party which pays the majority of the rent, while the Company has subleased the Tampa property effective February 1, 2019 and is pursuing a sublease of the unused portions of the New York properties.  Locations and certain additional information regarding our offices and other material properties at December 31, 2018 are listed below.  We own a property in Orlando, Florida which houses our leasing operations business, consisting of a stand-alone building of 8,850 square feet.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida	-	8,850	-
Leased Property
Charlotte, North Carolina	2021	2,345	$ 4,028
Chicago, Illinois	2020	6,864	10,987
Crofton, Maryland	2020	2,287	3,640
Kent, Washington	2021	1,700	2,576
Logan, Utah	2021	3,000	1,401
Minneapolis, Minnesota	2020	3,181	2,836
New York, New York	2025	7,815	65,985
Raritan, New Jersey	2020	2,145	3,687
Philadelphia, Pennsylvania (subleased)	2025	14,839	7,626
Raleigh, North Carolina	2019	1,729	2,904
Sioux Falls, South Dakota	2022	38,611	54,674
Tampa, Florida	2020	10,303	18,893
Warminster, Pennsylvania	2022	2,003	2,228
Wilmington, Delaware	2025	62,136	136,785

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

Quarter Ended	Price Range
	High	Low
2018
March 31, 2018	$ 11.27	$ 10.00
June 30, 2018	$ 11.81	$ 10.43
September 30, 2018	$ 10.90	$ 9.63
December 31, 2018	$ 10.64	$ 7.88

2017
March 31, 2017	$ 7.98	$ 4.73
June 30, 2017	$ 7.77	$ 4.86
September 30, 2017	$ 8.37	$ 7.51
December 31, 2017	$ 10.25	$ 8.33

As of February 27, 2019, there were 56,468,004 shares of common stock outstanding held of record by 5,237 shareholders.

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

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
1999 Omnibus plan	221,000	$9.60	-
2005 Omnibus plan	179,000	$7.81	-
Stock option and equity plan of 2011	576,500	$8.61	-
Stock option and equity plan of 2013	670,245	$6.75	-
2018 Equity incentive plan	480,692	$0.00	1,219,308
Total	2,127,437	$8.43	1,219,308

* All plans have been authorized by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index.  The graph shows the value of $100 invested in our common stock and both indices on December 31, 2013 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

	As of
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
The Bancorp, Inc.	100.00	60.80	35.57	43.89	55.16	44.44
NASDAQ Bank Stock Index	100.00	102.84	109.65	148.06	153.26	125.82
NASDAQ Composite Stock Index	100.00	113.40	119.89	128.89	165.29	158.87

The following graph reflects stock performance since 2013, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
The Bancorp, Inc.	100.00	60.80	35.57	43.89	55.16	44.44
KBW Bank Index	100.00	107.22	105.52	132.53	160.08	123.87

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.  We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.  Our historical financial information for the year ended December 31, 2014 has been adjusted to reflect the discontinuance of our commercial lending operations.  As a result, our results of operations for the year ended December 31, 2014 may not be comparable to the results of our operations reported for the prior periods.  In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held for sale during these periods.  These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2018	2017	2016	2015	2014
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 147,960	$ 122,020	$ 102,219	$ 83,530	$ 70,720
Interest expense	27,111	15,340	12,253	13,599	11,295
Net interest income	120,849	106,680	89,966	69,931	59,425
Provision for loan and lease losses	3,585	2,920	3,360	2,100	1,202
Net interest income after provision for loan
and lease losses	117,264	103,760	86,606	67,831	58,223
Non-interest income	153,795	91,548	42,486	133,067	85,049
Non-interest expense	151,278	154,914	198,573	194,088	135,980
Income (loss) before income tax benefit	119,781	40,394	(69,481)	6,810	7,292
Income tax expense (benefit)	32,241	23,056	(12,664)	1,450	(14,523)
Net income (loss) from continuing operations	87,540	17,338	(56,817)	5,360	21,815
Net income (loss) discontinued operations net of tax	1,137	4,335	(39,675)	8,072	35,294
Net income (loss) available to common shareholders	$ 88,677	$ 21,673	$ (96,492)	$ 13,432	$ 57,109

Net income (loss) per share from continuing operations - basic	$ 1.55	$ 0.31	$ (1.28)	$ 0.14	$ 0.58
Net income (loss) per share from discontinued operations - basic	$ 0.02	$ 0.08	$ (0.89)	$ 0.21	$ 0.94
Net income (loss) per share - basic	$ 1.57	$ 0.39	$ (2.17)	$ 0.35	$ 1.52

Net income (loss) per share from continuing operations - diluted	$ 1.53	$ 0.31	$ (1.28)	$ 0.14	$ 0.57
Net income (loss) per share from discontinued operations - diluted	$ 0.02	$ 0.08	$ (0.89)	$ 0.21	$ 0.92
Net income (loss) per share - diluted	$ 1.55	$ 0.39	$ (2.17)	$ 0.35	$ 1.49

Balance Sheet Data:
Total assets	$ 4,437,911	$ 4,708,147	$ 4,858,114	$ 4,765,823	$ 4,986,317
Total loans, net of unearned costs	1,504,777	1,392,228	1,222,911	1,078,077	874,593
Allowance for loan and lease losses	8,653	7,096	6,332	4,400	3,638
Total cash and cash equivalents	554,302	908,935	999,059	1,155,162	1,114,235
Deposits	3,935,714	4,260,842	4,238,304	4,414,757	4,621,784
Shareholders' equity	406,776	324,149	298,963	320,001	319,023

Selected Ratios:
Return on average assets	2.07%	nm	nm	0.29%	1.28%
Return on average common equity	24.26%	nm	nm	4.20%	20.17%
Net interest margin	3.19%	3.04%	2.74%	2.37%	2.60%
Book value per common share	$ 7.22	$ 5.81	$ 5.40	$ 8.47	$ 8.46

Selected Capital and Asset Quality Ratios:
Equity/assets	9.17%	6.88%	6.15%	6.71%	6.40%
Tier I capital to average assets	10.11%	7.90%	6.90%	7.17%	7.07%
Tier 1 or common equity capital to total risk-weighted assets	20.64%	16.73%	13.34%	14.67%	11.54%
Total capital to total risk-weighted assets	21.07%	17.09%	13.63%	14.88%	11.67%
Allowance for loan and lease losses to total loans	0.58%	0.51%	0.52%	0.41%	0.42%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2018, we recorded net income of $87.5 million and income before tax of $119.8 million in continuing operations compared to $17.3 million and $40.4 million, respectively, in 2017.  The increase in income before tax of $79.4 million reflected a $65.0 million gain on sale of the Safe Harbor Individual Retirement Account (SHIRA) portfolio. The balance of the increase primarily reflected an increase in net interest income.  Net interest income increased $14.2 million, or 13.3%, to $120.8 million from $106.7 million in 2017, primarily reflecting the impact of loan growth and higher loan yields resulting from Federal Reserve rate increases.  In 2018 compared to 2017, the primary drivers of fee income, prepaid fees and fees on ACH, card and other payment processing fees, increased $3.6 million, or 6.0%, to $63.3 million.  Gain on sale of loans increased $2.6 million, or 14.4%, to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2018.  Service fees on deposit accounts decreased $3.2 million, or 46.6%, to $3.6 million as a result of the sale of the SHIRA portfolio.  As a result of the sale of the SHIRA portfolio, this income category will be substantially eliminated.  In 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while in 2017 there were $20,000 of such charges.  That investment resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements.

In 2018, total non-interest expense decreased $3.6 million, or 2.3%, to $151.3 million, reflecting a $4.0 million reduction in data processing expense resulting from a renegotiated contract and reduced transaction volume resulting from the planned exit of an affinity group which had changed ownership.  In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year.  The lower 21% corporate tax rate was effective for 2018 and the combined federal and state income tax rate in 2018 was 27%.

We are working with our regulators to satisfy BSA and other compliance requirements and believe we are progressing.  Our BSA and compliance efforts included the use of companies specializing in those areas which resulted in $29.1 million of expense in 2016 which is shown separately in the consolidated statement of operations.  Since 2016, ongoing BSA and other compliance expenses are reflected in salaries, software and consulting expense.

In 2014, we discontinued our Philadelphia commercial lending operations following our determination that those operations were inconsistent with our strategic focus on what wande believe to be lower risk and more granular and national lines of business.  We currently focus our lending activities upon four specialty lending segments: SBLOC loans, SBA loans, vehicle fleet and equipment leasing, and the origination of loans for sale into commercial securitizations.  These loans are made nationally.  The majority of the $39.7 million loss in discontinued operations in 2016 resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing.  We are pursuing the sale of that property.  At year end 2018, our net discontinued assets amounted to $197.8 million compared to $304.3 million at year end 2017.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented. To date, $20,908.83 of restitution has been paid to consumers under the CAP of which $579.29 has been paid by the Bank and the remaining amount by Third Parties.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties.  The reclassification resulted in a 10 basis point increase in our assessment rate which is reflected in the increased FDIC insurance expense in subsequent periods.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank.  The Bank’s deposits do not exhibit the volatility normally associated with brokered deposits obtained through deposit brokers and are considered to be stable and lower cost.

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

Results of Operations

Overview:  Net interest income continued its upward trend in 2018 and 2017 primarily as a result of SBLOC, SBA and leasing growth, higher gain on sale of commercial loans originated for sale and higher yields.  Higher yields reflected the impact of the Federal Reserve’s interest rate increases.  From year end 2017 to year end 2018, SBLOC, SBA and leasing balances grew 8%, 17% and 5%, respectively.    In both 2018 and 2017, the Federal Reserve increased short term rates, which resulted in the higher loan yields.  The impact of the Federal Reserve’s December 2018 25 basis point rate increase, and any other future potential increases, should result in higher levels of interest income in 2019, partially offset by lesser expected increases in funding costs.  While our loans generally adjust more fully to Federal Reserve interest rate increases, funding costs generally increase to only a fraction of such rate increases.  For 2018 funding costs were 30 basis points higher than 2017 compared to an increase of 49 basis points in yield on interest earning assets. Reflecting the above factors, net interest income increased by $14.2 million or 13.3% in 2018 compared to the prior year.  The provision for loan and lease losses increased $665,000 to $3.6 million in 2018 reflecting higher provisions for SBA non-real estate and leasing.  Non-interest income in 2018 increased by $62.2 million. That increase reflected a $65.0 million gain on sale of the SHIRA portfolio.

Primarily as a result of the $14.2 million increase in net interest income and the $65 million gain on sale of the SHIRA portfolio, income before tax increased by $79.4 million in 2018.  In the short term, we believe that interest expense will increase and interest income on federal funds sold will decrease as a result of the transfers of approximately $400 million of deposits related to the SHIRA portfolio sale in the second and third quarters of 2018.

In 2018 compared to 2017, the primary drivers of fee income, prepaid fees and fees on ACH, card and other payment processing fees, increased 6.0% to $63.3 million.  Gain on sale of loans increased $2.6 million to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2019.  Service fees on deposit accounts decreased $3.2 million as a result of the sale of the SHIRA portfolio. Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while such charges in 2017 were $20,000.  That investment resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements.

In 2018, total non-interest expense decreased $3.6 million to $151.3 million, reflecting a $4.0 million reduction in data processing expense resulting from a renegotiated contract and reduced transaction volume resulting from the planned exit of an affinity group which had changed ownership.  Salary and benefits expense increased by $4.0 million reflecting higher BSA and compliance expenses and higher incentive compensation expense.  In 2017, non-interest expense included $2.3 million of expense for an FDIC civil money penalty. FDIC insurance expense decreased $1.3 million in 2018, primarily as a result of a decrease in the insurance rate applicable to the Bank.

In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year.  The lower 21% corporate tax rate was effective for 2018 and the combined federal and state income tax rate in 2018 was 27%.

In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its aforementioned national specialty lending lines of business.  The majority of a $40.0 million loss in 2016 in discontinued operations resulted from loans against a Florida mall which were written down by $23.9 million as a result of an “as is” appraisal when the loans became non-performing. We have taken ownership of that mall property and are pursuing its sale. At year end 2018, our net discontinued assets amounted to $197.8 million compared to $304.3 million at year end 2017.  Net commercial discontinued loans included in those totals were, respectively, $118.1 million and $209.5 million.  These loans consisted primarily of loans secured by commercial real estate including construction and land loans.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.  Efforts to sell or otherwise dispose of these loans continue and if not sold, the loans will be retained.  We also retain the financing receivable of $59.3 million from the 2014 Walnut Street securitization. See Note W to the financial statements.   That entity is also primarily comprised of discontinued commercial real estate loans, including construction and land loans or real estate collateral resulting from the default of such loans.

At December 31, 2018, our total loans amounted to $1.50 billion, an increase of $112.5 million, or 8%, over the $1.39 billion balance at December 31, 2017.  Our investment securities available for sale decreased $58.2 million to $1.23 billion from $1.29 billion between those respective dates.  The decrease in our investment securities balances reflected the reinvestment of maturities into higher yielding loans.

Net Income: 2018 compared to 2017.  Net income from continuing operations was $87.5 million in 2018 compared to $17.3 million in 2017 while income before taxes was, respectively, $119.8 million and $40.4 million, an increase of $79.4 million.  In 2018, net interest income grew by $14.2 million and non-interest income increased $62.2 million which accounted for the majority of the increase.  The $14.2 million, or 13.3%, increase in 2018 net interest income over 2017 resulted primarily from loan growth and higher yields, reflecting Federal Reserve rate increases. From year end 2017 to year end 2018, SBLOC, SBA and leasing balances grew 8%, 17% and 5%, respectively.    The  $62.2 million increase in non-interest income reflected a $65.0 million gain on sale of the SHIRA portfolio and a $3.2 million reduction in service fees on deposit accounts related to that portfolio.

In 2018 compared to 2017, the primary drivers of fee income, prepaid fees and fees on ACH, card and other payment processing fees, increased 6% to $63.3 million.  Gain on sale of loans increased $2.6 million to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2019. Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while such charges in 2017 were $20,000. That investment resulted from the sale of certain discontinued loans into a securitization in 2014.  See Note W to the financial statements.  In 2018, total non-interest expense decreased $3.6 million to $151.3 million, reflecting a $4.0 million reduction in data processing expense resulting from a renegotiated contract and reduced transaction volume resulting from the planned exit of an affinity group which had changed ownership.   Salary and benefits expense increased by $4.0 million reflecting higher BSA and compliance expenses and higher incentive compensation expense.  In 2017, non-interest expense included $2.3 million of expense for an FDIC civil money penalty.  FDIC insurance expense decreased $1.3 million in 2018, primarily as a result of a decrease in the insurance rate applicable to the Bank.

In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year. The lower 21% corporate tax rate was effective for 2018 and the combined federal and state income tax rate in 2018 was 27%.

Reflecting these changes, net income from continuing operations amounted to $87.5 million in 2018 compared to $17.3 million in 2017, or continuing operations earnings per diluted share of $1.53 compared to $0.31 in 2017.  Net income from discontinued operations was $1.1 million for 2018 compared to $4.3 million for 2017.  Including discontinued operations, diluted income per share was $1.55 for 2018 compared to $0.39 for 2017 on net income of $88.7 million and $21.7 million, respectively.

Net Income: 2017 compared to 2016.  Net income from continuing operations was $17.3 million in 2017 as compared to a net loss of $56.8 million in 2016.  In 2017, net interest income grew by $16.7 million and non-interest income increased $11.5 million after adjusting 2016 for a $37.5 million change in value of investment in unconsolidated entity, noted previously.  The $16.7 million, or 18.6%, increase in 2017 net interest income over 2016 resulted primarily from loan growth and higher yields in targeted specialty lending segments, primarily SBLOC, SBA and leasing.  The $11.5 million increase in non-interest income reflected a $15.0 million increase in gain on sale of loans into securitizations and a $2.0 million, or 4.0%, increase in prepaid fees to approximately $53.4 million. In 2017, a $2.5 million gain on the sale of our health savings accounts was offset by a loss of $3.4 million on the sale of our European prepaid operations.  The largest decrease in other non-interest expense in 2017 was the conclusion of the BSA and look back consulting expenses in the third quarter of 2016.  These expenses amounted to $29.1 million in 2016.  Salaries decreased $6.1 million primarily due to company-wide staff reductions made at the end of the third quarter of 2016, which reversed an increasing trend.  Data processing expense decreased in 2017 by $4.5 million primarily due to contract renegotiations.  Legal expense increased $1.4 million reflecting increased SEC subpoena expense related to the restatement of the financial statements.  We expect SEC subpoena expense to continue to be significant through the completion of the SEC’s inquiries.  Software expense increased $1.4 million which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements.  A decrease in other non-interest expense of $3.9 million resulted primarily from a $2.2 million decrease in travel and entertainment expense. In 2017, income tax expense was impacted by legislation reducing corporate income tax rates. As a result, deferred tax assets were adjusted to the new rates, lowering their value and increasing tax expense.  The lower 21% federal tax rate resulted in a combined 27% federal and state income tax rate in 2018.  Reflecting these changes, net income from continuing operations amounted to $17.3 million in 2017 compared to net loss of $56.8 million in 2016, or continuing operations earnings per diluted share of $0.31 compared to continuing operations loss per share of $1.28 in 2016.  Net income from discontinued operations was $4.3 million for 2017 compared to net loss from discontinued operations of $39.7 million for 2016.  Including discontinued operations, diluted income per share was $0.39 for 2017 compared to loss per share of $2.17 for 2016 on net income of $21.7 million and net loss of $96.5 million, respectively.

Net Interest Income: 2018 compared to 2017.  Our net interest income for 2018 increased to $120.8 million, an increase of $14.2 million, or 13.3%, from $106.7 million for 2017, reflecting a $25.9 million, or 21.3%, increase in interest income to $148.0 million from $122.0 million for 2017.  The increase in net interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased 8.5% to $1.94 billion in 2018 from $1.78 billion for 2017, while related interest income increased $16.0 million on a tax equivalent basis.  Our average investment securities were $1.38 billion for 2018 compared to $1.30 billion for 2017, while related interest income increased $5.7 million on a tax equivalent basis.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s rate increases on variable rate loans and securities.  As a result of the July 2018 sale of the SHIRA portfolio, we believe that, in the short term, interest expense will increase and interest income on federal funds sold will decrease as a result of the related transfers of approximately $400 million of deposits in the second and third quarters of 2018.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2018 increased 15 basis points to 3.19% from 3.04% for 2017.  The increase reflected higher yields on variable rate loans and securities resulting from the aforementioned Federal Reserve increases.  The average yield on our interest earning assets increased to 3.86% from 3.37% for 2017, an increase of 49 basis points, while the cost of total deposits and interest bearing liabilities increased to 0.70% for 2018 from 0.40% for 2017, an increase of 30 basis points. While variable rate loans adjusted more fully to Federal Reserve rate increases, deposits adjusted only partially to Federal Reserve increases on deposits.  In 2018, average demand and interest checking deposits amounted to $3.50 billion, compared to $3.37 billion in 2017, an increase of 3.8%.  The yield on those deposits increased to .66% in 2018 compared to .36% in 2017.  Savings and money market balances  averaged $362.3 million in 2018 compared to $439.6 million in 2017 with an average 0.79% rate in 2018 compared to .51% in 2017.  The decrease reflected the SHIRA sale which comprises the majority of these balances.

Net Interest Income: 2017 compared to 2016.  Our net interest income for 2017 increased to $106.7 million, an increase of $16.7 million, or 18.6%, from $90.0 million for 2016, reflecting a $19.8 million, or 19.4%, increase in interest income to $122.0 million from $102.2 million for 2016.  The increase in net interest income resulted primarily from higher loan balances and yields in SBLOC, SBA and leasing.  Loans generated for sale in secondary markets until those loans are sold or securitized, also contributed significant interest income.  Additionally, in 2017, the Federal Reserve increased short term rates by 75 basis points in total while in December 2016 it had increased those rates by 25 basis points.  Those increases resulted in higher yields on those loans which immediately adjust to changes in market interest rates. Such loans comprise the majority of our loans.  The 2017 increases and any future rate increases we expect should further increase net interest income.  Our average loans and leases increased 11.0% to $1.78 billion in 2017 from $1.61 billion for 2016, while related interest income increased $11.5 million on a tax equivalent basis.  Our average investment securities were $1.30 billion for 2017 compared to $1.36 billion for 2016, while related interest income increased $4.2 million on a tax equivalent basis.  The increase was largely due to floating rate securities which adjusted to the Federal Reserve’s interest rate increases.

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

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2018			2017
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of deferred fees and costs **	$ 1,915,456	$ 94,232	4.92%	$ 1,763,392	$ 78,033	4.43%
Leases - bank qualified*	20,025	1,370	6.84%	20,750	1,613	7.77%
Investment securities-taxable	1,375,566	41,994	3.05%	1,284,941	36,121	2.81%
Investment securities-nontaxable*	8,631	262	3.04%	14,094	470	3.33%
Interest earning deposits at Federal Reserve Bank	460,577	8,737	1.90%	495,568	5,202	1.05%
Federal funds sold and securities purchased under agreements to resell	59,157	1,708	2.89%	61,309	1,310	2.14%
Net interest earning assets	3,839,412	148,303	3.86%	3,640,054	122,749	3.37%

Allowance for loan and lease losses	(7,528)			(6,865)
Assets held for sale from discontinued operations	253,348	8,810	3.48%	310,058	12,655	4.08%
Other assets	190,252			221,096
	$ 4,275,484			$ 4,164,343

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,499,288	$ 23,068	0.66%	$ 3,371,969	$ 12,155	0.36%
Savings and money market	362,267	2,878	0.79%	439,625	2,263	0.51%
Total deposits	3,861,555	25,946	0.67%	3,811,594	14,418	0.38%

Short-term borrowings	20,346	451	2.22%	24,224	336	1.39%
Securities sold under agreements to repurchase	173	-	0.00%	239	-	0.00%
Subordinated debt	13,401	714	5.33%	13,401	586	4.37%
Total deposits and interest bearing liabilities	3,895,475	27,111	0.70%	3,849,458	15,340	0.40%

Other liabilities	14,546			3,329
Total liabilities	3,910,021			3,852,787

Shareholders' equity	365,463			311,556
	$ 4,275,484			$ 4,164,343

Net interest income on tax equivalent basis *		$ 130,002			$ 120,064

Tax equivalent adjustment		343			729

Net interest income		$ 129,659			$ 119,335

Net interest margin *			3.19%			3.04%

* Full taxable equivalent basis, using 21% and 35% respective statutory tax rates in 2018 and 2017.
** Includes loans held for sale.

	Year ended December 31,
	2016
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 1,587,306	$ 66,436	4.19%
Leases - bank qualified*	20,718	1,748	8.44%
Investment securities-taxable	1,303,445	31,219	2.40%
Investment securities-nontaxable*	54,271	1,139	2.10%
Interest earning deposits at Federal Reserve Bank	466,728	2,237	0.48%
Federal funds sold and securities purchased under agreements to resell	30,448	450	1.48%
Net interest earning assets	3,462,916	103,229	2.98%

Allowance for loan and lease losses	(4,741)
Assets held for sale from discontinued operations	490,115	18,275	3.73%
Other assets	266,777
	$ 4,215,067

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,347,191	$ 9,399	0.28%
Savings and money market	394,434	1,526	0.39%
Time	77,576	447	0.58%
Total deposits	3,819,201	11,372	0.30%

Short-term borrowings	57,517	359	0.62%
Securities sold under agreements to repurchase	685	2	0.29%
Subordinated debentures	13,401	520	3.88%
Total deposits and interest bearing liabilities	3,890,804	12,253	0.31%

Other liabilities	14,916
Total liabilities	3,905,720

Shareholders' equity	309,347
	$ 4,215,067

Net interest income on tax equivalent basis *		$ 109,251

Tax equivalent adjustment		1,010

Net interest income		$ 108,241

Net interest margin *			2.74%

* Full taxable equivalent basis, using a 35% statutory tax rate.
** Includes loans held for sale.

In 2018, average interest earning assets increased to $3.84 billion, an increase of $199.4 million, or 5.5%, from 2017.  The increase reflected a $151.3 million, or 8.5%, increase in average loans and leases.  The increase resulted primarily from higher balances in SBLOC, SBA and leasing. Average balances of investment securities increased $85.2 million, or 6.6%, as reinvestments were accelerated when long term rates increased.  Average demand and interest checking deposits increased $127.3 million, or 3.8%.

Volume and Rate Analysis.  The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2016 through 2018 on a tax equivalent basis.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2018 versus 2017			2017 versus 2016
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 7,057	$ 9,142	$ 16,199	$ 7,648	$ 3,949	$ 11,597
Bank qualified tax free leases net of
unearned discount	(55)	(188)	(243)	3	(138)	(135)
Investment securities-taxable	2,646	3,227	5,873	(436)	5,338	4,902
Investment securities-nontaxable	(169)	(39)	(208)	(3,272)	2,603	(669)
Interest earning deposits	(339)	3,874	3,535	146	2,819	2,965
Federal funds sold	(44)	442	398	597	263	860
Assets held for sale from discontinued
operations	(2,125)	(1,720)	(3,845)	(7,569)	1,949	(5,620)
Total interest earning assets	6,971	14,738	21,709	(2,883)	16,783	13,900
Interest expense:
Demand and interest checking	$ 459	$ 10,454	$ 10,913	$ 70	$ 2,686	$ 2,756
Savings and money market	(295)	910	615	190	547	737
Time	-	-	-	(223)	(224)	(447)
Total deposit interest expense	164	11,364	11,528	37	3,009	3,046
Short-term borrowings	(42)	157	115	21	(44)	(23)
Subordinated debt	-	128	128	-	66	66
Other borrowed funds	-	-	-	(1)	(1)	(2)
Total interest expense	122	11,649	11,771	57	3,030	3,087
Net interest income:	$ 6,849	$ 3,089	$ 9,938	$ (2,940)	$ 13,753	$ 10,813
Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $3.6 million for 2018, $2.9 million for 2017 and $3.4 million for 2016.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs which totaled $2.2 million, $2.2 million and $1.5 million in 2018, 2017 and 2016, respectively, and growth in loan portfolios.  The increase in the 2018 provision over 2017 reflected higher provisions for SBA non-real estate and leasing.  The decrease in the 2017 provision over 2016 reflected a lower provision for other consumer loan balances, which continued to decline.  At December 31, 2018, our allowance for loan and lease losses amounted to $8.7 million, or 0.58%, of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “—Financial Condition—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2018 compared to 2017.  Non-interest income was $153.8 million for 2018, compared to $91.5 million for 2017.  The $62.2 million increase reflected a $65.0 million gain on the sale of the SHIRA portfolio and a $3.2 million reduction in service fees on deposit accounts related to that portfolio.  In 2018 compared to 2017, the primary drivers of fee income, prepaid fees and fees on ACH, card and other payment processing fees, increased $3.6 million, or 6.0%, to $63.3 million.  The majority of the growth resulted from card payment and ACH processing fees which increased $2.3 million, or 37.0%, to $8.7 million reflecting increases in payment volume, especially from the rapid funds transfer product.   That product allows customers to transfer funds from their bank account to their payee’s account in minutes. Prepaid fees increased $1.3 million, or 2.4%, to $54.6 million, primarily as a result of transaction volume increases from new clients and organic growth from existing clients.  Gain on sale of loans increased $2.6 million to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2019.    Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while such charges in 2017 were $20,000.  The charges reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  See “Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings” for a description of the charge related to one of those loans.  The investment in unconsolidated entity resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements.  The vast majority of the $3.6 million of service fees on deposit accounts in 2018 resulted from the IRA and health savings portfolios which have now been sold.

Non-Interest Income: 2017 compared to 2016.  Non-interest income was $91.5 million for 2017, compared to $42.5 million for 2016.  The $49.1 million increase reflected the $37.5 million reduction of charges for the change in value of investment in unconsolidated entity (Walnut Street) in 2016.  The charges reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  After adjustment for that charge in 2016, the $11.5 million increase in non-interest income primarily reflected a $15.0 million increase in loan sales into securitizations, reflecting higher margins.  Prepaid card fees increased $2.0 million, or 4.0%, from $51.3 million to $53.4 million in 2017 primarily as a result of transaction volume increases from new clients and organic growth from existing clients.  In 2017, service fees on deposit accounts increased $1.7 million, or 32.5%, to $6.8 million, primarily due to increases in service charges on retirement accounts.  Card payment and ACH processing fees increased $792,000, or 14.3%, to $6.3 million reflecting increases in payment volume.  Non-interest income also reflected a $3.4 million loss on the sale of European card operations which was partially offset by a $2.5 million gain on sale of the remaining health savings portfolio.  These sales resulted as we focused on our payments businesses which comprise the vast majority of our operations and, with respect to European operations, less risky lines of business.

Non-Interest Expense: 2018 compared to 2017.  Total non-interest expense in 2018 was $151.3 million, a decrease of $3.6 million, or 2.3%, over the $154.9 million in 2017.  Salary expense increased $4.0 million to $79.8 million in 2018, an increase of 5.3% over the $75.8 million in 2017. The increase reflected increases in BSA and compliance expenses and higher incentive compensation expense.  Depreciation and amortization decreased $455,000 to $4.0 million, or 10.2%, from $4.5 million in 2017, which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $206,000 to $5.5 million, or 3.6%, from $5.7 million in 2017  which reflected newly leased space for the CMBS loan origination department and increased main office expense. Data processing expense decreased $4.0 million, or 39.1%, to $6.2 million from $10.2 million in 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  Printing and supplies expense decreased $448,000, or 33.1%, to $906,000 from $1.4 million in 2017. The decrease reflected a reduction for health savings accounts which were sold in the second quarter of 2017 and safe harbor accounts which were transferred in the third quarter of 2018.  Audit expense increased $320,000, or 19.0%, to $2.0 million from $1.7 million in 2017 which reflected increased regulatory and tax compliance audit fees.  Legal expense decreased $227,000, or 2.8%, to $7.8 million from $8.1 million in 2017.  The decrease in legal expense reflected lower fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see “—Regulatory Actions”).  Amortization of intangible assets remained consistent at $1.5 million in 2018 and 2017.  FDIC insurance decreased $1.3 million, or 12.7%, to $8.8 million from $10.1 million in 2017, which reflected the impact of a decrease in the FDIC assessment rate.  Software expense increased $707,000, or 5.6%, to $13.3 million from $12.6 million in 2017.  The increase reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements.  Insurance expense increased $245,000, or 10.5%, to $2.6 million from $2.3 million in 2017.  The increase reflected the impact of increased limits for liability coverages.  Telecom and information technology network communications expense decreased $420,000, or 23.4%, to $1.4 million from $1.8 million in 2017, reflecting cost cutting efforts including the closure of certain locations.  Securitization and servicing expense decreased $53,000, or 31.2%, to $117,000 from $170,000 in 2017.  Consulting expense increased $1.0 million, or 45.4%, to $3.2 million from $2.2 million in 2017.  The increased expense reflected increased BSA and other regulatory compliance consulting.  Other non-interest expense decreased $199,000, or 1.5%, to $13.3 million from $13.5 million in 2017.  The decrease resulted primarily from decreases of $365,000 for operations losses and recoveries, $314,000 for prepaid deposit losses, $228,000 for correspondent bank fees and $161,000 for customer identification expense.  These decreases were partially offset by a $573,000 increase in travel.

Non-Interest Expense: 2017 compared to 2016.  Total non-interest expense in 2017 was $154.9 million, a decrease of $43.7 million, or 22.0%, over the $198.6 million in 2016.  In 2017, there was a decrease of $29.1 million in BSA look back consulting expenses, which ended in the third quarter of 2016.  Look back expenses were being incurred to analyze historical transactions for potential BSA exceptions as required by the 2014 Consent Order.  Salary expense decreased $6.1 million to $75.8 million in 2017, a decrease of 7.5% over the $82.0 million in 2016. The decrease reflected bank-wide and department-wide reductions in staffing at the end of third quarter 2016.  Depreciation and amortization decreased $530,000 to $4.5 million, or 10.6%, from $5.0 million in 2016, which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $640,000 to $5.7 million, or 10.1%, from $6.3 million in 2016, which reflected a reduction in leased space and more efficient use of office space.  Data processing expense decreased $4.5 million, or 30.9%, to $10.2 million from $14.7 million in 2016.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  It also reflected the impact of the consolidation of our call centers as an efficiency and cost cutting measure.  Also in 2017, we paid a $1.1 million one time fee to exit a data processing contract which will result in future savings.  Printing and supplies expense decreased $1.6 million, or 54.3%, to $1.4 million from $3.0 million in 2016. The decrease reflected elevated expense in 2016 due to service charge mailings and other communications in that year as well as cost reduction efforts.  Audit expense increased $577,000, or 52.2%, to $1.7 million from $1.1 million in 2016 which reflected increased regulatory compliance audit fees.  Legal expense increased $1.4 million, or 20.8%, to $8.1 million from $6.7 million in 2016.  The increase in legal expense reflected higher fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see “—Regulatory Actions”).  Amortization of intangible assets increased $125,000, or 8.9%, to $1.5 million in 2017 from $1.4 million in 2016.  The increase resulted from the amortization of customer intangibles resulting from the purchase of approximately $60 million of lease receivables in 2016.  FDIC insurance remained relatively flat at $10.1 million for 2017 and 2016.  Software expense increased $1.4 million, or 12.9%, to $12.6 million from $11.2 million in 2016.  The increase reflected additional information technology infrastructure to improve efficiency and scalability including BSA software to satisfy BSA regulatory requirements.  Insurance expense remained relatively flat at $2.3 million in 2017 and 2016.  Telecom and information technology network communications expense decreased $189,000, or 9.5%, to $1.8 million from $2.0 million in 2016, reflecting the closure of certain locations.  Securitization and servicing expense decreased $874,000, or 83.7%, to $170,000 from $1.0 million in 2016.  Expense in 2016 reflected expenditures related to a potential securitization for loans which were instead sold directly to a single buyer.  Consulting expense decreased $3.2 million, or 58.8%, to $2.2 million from $5.4 million in 2016.  The decreased expense reflected reduced regulatory related and investor relations consulting.  Other non-interest expense decreased $3.9 million, or 22.4%, to $13.5 million from $17.4 million in 2016.  The decrease resulted primarily from decreases of $2.2 million for travel and entertainment, $1.0 million for customer identification expense and $745,000 for postage.   The decrease in travel and entertainment expense reflected the impact of staff reductions and cost cutting efforts.  The decrease in customer identification expense primarily reflected the exit of one affinity group and reduced health savings volume due to the sale of that business.  The decrease in postage expense reflected the impact of the sale of the health savings business and elevated 2016 expense resulting from service charge and other communications mailings in that year.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $32.2 million for 2018 and $23.1 million for 2017 versus a benefit of $12.7 million for 2016.  The tax expense rate of 26.9% in 2018 reflected a 21% federal statutory rate and various state rates. In addition to a federal 34% tax rate in 2017, the 57.1% tax expense rate in that year primarily reflected an adjustment through tax expense for the difference between the prior 34% and new 21% tax rate, applied to total net deferred tax assets.  Tax expense in 2017 was increased by that 13% differential to recognize the decrease in future value of those deferred tax assets.   The tax benefit rate of 18.2% in 2016 was lower than the 34% statutory rate for that year as a result of allowances against deferred tax assets reversed in that year.  Based upon available information, we do not believe that remaining allowances will reverse in the future.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in our interest bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  In 2017, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  While the sale of the SHIRA portfolio further reduced balances in the third and for the full fourth quarter of 2018, related deposit transfers were partially offset by growth in prepaid card and other payments deposit accounts.  Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $436.5 million for the fourth quarter of 2018, compared to the prior year fourth quarter average of $386.8 million.  On October 1, 2018, we had transferred the remainder of the $400 million SHIRA portfolio’s total deposits. The amounts were transferred from interest bearing balances at the Federal Reserve Bank.  The exits of deposit relationships in 2017 and 2018, continue a trend of exits in previous years, resulting from deposit growth which has exceeded liquidity requirements.

Our primary source of liquidity is available for sale securities which amounted to $1.24 billion at December 31, 2018 compared to $1.29 billion at December 31, 2017.   In excess of $800 million of our available for sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our Federal Home Loan Bank line of credit.

Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2018. As a result, at December 31, 2018 outstanding loans amounted to $1.50 billion, compared to $1.39 billion at the prior year end, an increase of $112.5 million, which was generally funded by deposits. Commercial loans held for sale increased to $688.5 million from $503.3 million between those respective dates, an increase of $185.2 million. In 2017 and 2018, the Company sold significant amounts of commercial loans held for sale into securitizations at six month intervals and plans to continue that practice in 2019.

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

We focus on customer service which we believe has resulted in a history of customer loyalty.  Stability, lower cost compared to certain other funding sources and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  As a result of the stability and lower cost of our transaction account deposits, we have not, unlike peers, generally required the use of more costly and volatile certificates of deposit.  However, certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2018.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of December 31, 2018, we had a $116.0 million line of credit with the FHLB and a $1.08 billion line with the Federal Reserve.  The FHLB line can be increased to more than $800 million, by pledging U.S. agency securities.  These lines may be collateralized by specified types of loans or securities.  As of December 31, 2018, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources on a daily basis.

As a result of the discontinuance of our commercial loan operations, we have received and expect to continue to receive during 2019, cash proceeds from the sale or repayment of discontinued loans.  We currently anticipate that these proceeds will be deployed into loans in our continuing operations.  Approximately $197.8 million of discontinued assets remained on our balance sheet as of December 31, 2018, consisting primarily of loans secured by commercial real estate.  If not sold, these loans will be retained until repaid.  We also retain the financing receivable from the 2014 Walnut Street securitization for a portion of the discontinued commercial loans.  At December 31, 2018, the balance of that receivable was $59.3 million.

Included in our cash and cash-equivalents at December 31, 2018, were $551.9 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.  These amounts may vary on a daily basis.  Accordingly, the majority of our available liquidity is comprised of the aforementioned available for sale securities and lines of credit with the FHLB and Federal Reserve.

In 2018, $213.2 million of securities sales and repayments exceeded purchases of $134.8 million.  In 2017, $569.7 million of securities sales and repayments were comparable to purchases of $579.9 million.  In 2016, $362.0 million of sales and repayments of investment securities were exceeded by purchases of $549.5 million which reflected purchases to replace sales of tax exempt securities in the fourth quarter of 2016.  At December 31, 2018, we had outstanding commitments to fund loans, including unused lines of credit, of $1.68 billion, the vast majority of which are SBLOC lines of credit which are variable rate.  We attempt to increase line usage; however, usage has been historically consistent and the majority of these lines of credit have historically not been drawn upon. As shown in the consolidated statements of cash flows, cash required to fund loans was $115.1 million in 2018, $172.9 million in 2017 and $146.4 million in 2016.

As a holding company conducting substantially all of our business through our bank subsidiary, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of December 31, 2018, we had approximate cash reserves of $14.1 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $200,000 based on a floating rate of 3.25% over the three-month London Interbank Offered Rate, or LIBOR.  As a result of a Supervisory Letter, Federal Reserve approval is required for any dividend from us, and FDIC approval is required for any dividend from the Bank to us, which, apart from the $14.1 million of cash on hand, is our principal source of liquidity.  See Item 1, “Business—Regulation under Banking Law,” and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”.  The Federal Reserve approved the payment of the interest due March 15, 2019 on our trust preferred securities.  Future payments are subject to future approval by the Federal Reserve.

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

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”.  The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2018, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2018
The Bancorp, Inc.	10.11%	20.64%	21.07%	20.64%
The Bancorp Bank	9.70%	20.18%	20.61%	20.18%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2017
The Bancorp, Inc.	7.90%	16.73%	17.09%	16.73%
The Bancorp Bank	7.61%	16.23%	16.59%	16.23%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk.  Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest earning assets, other than those with short-term maturities.  We do not own any trading assets. We used hedging transactions only for fixed rate commercial loans originated for sale into secondary securities markets. During 2018, we discontinued making fixed rate loans requiring hedging transactions.

We have adopted policies designed to manage net interest income and preserve capital over a broad range of interest rate movements.  To effectively administer the policies and to monitor our exposure to fluctuations in interest rates, we maintain an asset/liability committee, consisting of the Bank’s Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer and Chief Credit Officer. This committee meets quarterly to review our financial results, develop strategies to optimize margins and to respond to market conditions.  The primary goal of our policies is to optimize margins and manage interest rate risk, subject to overall policy constraints for prudent management of interest rate risk.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at December 31, 2018.  Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest we estimate certain of the balances will reprice as a result of the fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense.  The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may, in fact, reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held for sale	$ 528,979	$ 7,308	$ 42,343	$ 14,534	$ 95,307
Loans net of deferred loan costs	1,030,080	52,003	239,960	164,352	18,382
Investment securities	407,508	75,264	133,915	315,551	388,518
Interest earning deposits	551,862	-	-	-	-
Total interest earning assets	2,518,429	134,575	416,218	494,437	502,207

Interest bearing liabilities:
Demand and interest checking	2,539,656	58,446	58,446	-	-
Savings and money market	7,769	15,538	7,769	-	-
Securities sold under agreements to repurchase	93	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,560,919	73,984	66,215	-	-
Gap	$ (42,490)	$ 60,591	$ 350,003	$ 494,437	$ 502,207
Cumulative gap	$ (42,490)	$ 18,101	$ 368,104	$ 862,541	$ 1,364,748
Gap to assets ratio	*	1%	8%	11%	11%
Cumulative gap to assets ratio	*	*	8%	19%	31%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively.  As illustrated in the following table, we complied with our asset/liability policy at December 31, 2018.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2018		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 718,624	0.61%	$ 142,862	5.80%
+100 basis points	716,216	0.27%	139,033	2.96%
Flat rate	714,283	0.00%	135,034	0.00%
-100 basis points	703,759	-1.47%	130,345	-3.47%
-200 basis points	666,230	-6.73%	119,290	-11.66%

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

Historically, we have used variable rate loans as the principal means of limiting interest rate risk.  Both the Bank’s SBLOC and SBA loans are primarily variable rate as are the vast majority of commercial loans generated for sale into securitizations. We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2018 were $4.44 billion, of which our total loans and loans held for sale from continuing operations were $2.19 billion and our assets held for sale (from discontinued operations) were $197.8 million, $170.7 million of which were loans.  At December 31, 2017, our total assets were $4.71 billion, of which our total loans and loans held for sale from continuing operations were $1.90 billion and our assets held for sale (from discontinued operations) were $304.3 million, $270.1 million of which were loans.  Investment securities available for sale decreased to $1.24 billion at December 31, 2018 from $1.29 billion at December 31, 2017.  The decrease in total assets at December 31, 2018 reflected the transfer of approximately $400 million in deposits related to the SHIRA sale in the second and third quarters of 2018.  As a result of those deposit transfers, savings and money market balances were reduced and interest earning deposits at the Federal Reserve were decreased.

Interest earning deposits and federal funds sold.  At December 31, 2018, we had a total of $551.9 million of interest earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances.

Investment portfolio. The Financial Accounting Standards Board Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Marking an available-for-sale portfolio to market (fair value) results in fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates and market demand for such securities cause the fair value of fixed-rate securities to fluctuate.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements.  Total investment securities decreased to $1.32 billion on December 31, 2018, a decrease of $60.1 million, or 4.4%, from a year earlier.  The decrease in investment securities was primarily a result of maturities, the proceeds of which were reinvested in higher yielding loans.

Other securities included in the held-to-maturity classification at December 31, 2018 consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

The trust preferred is an unrated security issued by an insurance company with a book value of $9.2 million and a fair value of $7.3 million.

A total of $75.3 million of other debt securities – pooled is comprised of three securities secured by diversified portfolios of corporate securities, and have a fair value of $76.1 million.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis, less the impairment recognized in net realized losses on the consolidated income statement, becomes the security’s new cost basis.  We recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio for 2018, 2017 and 2016.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2018 and 2017, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2018		December 31, 2018
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 54,095	$ 53,362	$ -	$ -
Asset-backed securities	189,850	188,602	-	-
Tax-exempt obligations of states and political subdivisions	7,546	7,551	-	-
Taxable obligations of states and political subdivisions	60,152	60,435	-	-
Residential mortgage-backed securities	377,199	369,741	-	-
Collateralized mortgage obligation securities	265,914	262,207	-	-
Commercial mortgage-backed securities	300,143	294,426	-	-
Corporate debt securities	-	-	84,432	83,391
	$ 1,254,899	$ 1,236,324	$ 84,432	$ 83,391

	Available-for-sale		Held-to-maturity
	December 31, 2017		December 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 50,107	$ 49,902	$ -	$ -
Asset-backed securities	269,164	270,085	-	-
Tax-exempt obligations of states and political subdivisions	9,893	9,988	-	-
Taxable obligations of states and political subdivisions	64,739	65,861	-	-
Residential mortgage-backed securities	452,723	448,852	-	-
Collateralized mortgage obligation securities	248,663	246,493	-	-
Commercial mortgage-backed securities	204,469	203,303	-	-
Corporate debt securities	-	-	86,380	85,345
	$ 1,299,758	$ 1,294,484	$ 86,380	$ 85,345

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at December 31, 2018 and $991,000 at December 31, 2017.  Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At December 31, 2018 and 2017, investment securities with a fair value of approximately $116.0 million and $310.9 million, respectively, were pledged to secure a line of credit with the FHLB.  At December 31, 2018 and 2017, investment securities with a fair value of approximately $169.5 million and $225.6 million, respectively, were pledged to secure a line of credit with the Federal Reserve.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2018 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ -	-	$ 326	3.43%	$ 31,270	2.59%	$ 21,766	2.88%	$ 53,362
Asset-backed securities *	-	-	17,838	3.71%	28,098	4.30%	142,666	3.96%	188,602
Tax-exempt obligations of states and political subdivisions **	1,373	1.20%	2,279	1.99%	3,899	3.24%	-	-	7,551
Taxable obligations of states and political subdivisions	-	-	7,275	3.34%	45,684	2.29%	7,476	5.92%	60,435
Residential mortgage-backed securities	-	-	5,300	2.41%	78,016	2.44%	286,425	2.52%	369,741
Collateralized mortgage obligation securities	-	-	-	-	14,684	2.40%	247,523	2.74%	262,207
Commercial mortgage-backed securities	-	-	20,855	2.63%	55,308	2.65%	218,263	3.69%	294,426
Total	$ 1,373		$ 53,873		$ 256,959		$ 924,119		$ 1,236,324
Weighted average yield		1.20%		3.04%		2.69%		3.12%

 * The average yield of asset backed securities is as follows: collateralized loan obligation securities 4.00%, federally insured student loan securities 3.74% and other asset-backed securities 4.42%.

** If adjusted to their taxable equivalents, yields would approximate 1.52%, 2.52% and 4.10% for zero to one year, one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Other debt securities	$ -	-	$ -	-	$ -	-	$ 84,432	5.62%	$ 84,432
Total	$ -		$ -		$ -		$ 84,432		$ 84,432
Weighted average yield				-				5.62%

Loans held for sale.  Loans held for sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held for sale increased to $688.5 million at December 31, 2018 from $503.3 million at December 31, 2017.  The increase resulted from an increase in the volume of loans originated for sale into a future securitization.

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

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools.  If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held for sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014

SBA non-real estate	$ 76,340	$ 70,379	$ 73,488	$ 67,398	$ 60,749
SBA commercial mortgage	165,406	142,086	126,159	114,029	82,317
SBA construction	21,636	16,740	8,826	6,977	20,392
SBA loans *	263,382	229,205	208,473	188,404	163,458
Direct lease financing	397,571	377,660	346,123	231,514	194,464
SBLOC	785,303	730,462	630,400	575,948	421,862
Other specialty lending	31,836	30,720	11,073	48,315	48,625
Other consumer loans	16,302	14,133	17,374	23,180	36,168
	1,494,394	1,382,180	1,213,443	1,067,361	864,577
Unamortized loan fees and costs	10,383	10,048	9,468	10,716	10,016
Total loans, net of deferred loan fees and costs	$ 1,504,777	$ 1,392,228	$ 1,222,911	$ 1,078,077	$ 874,593

*The following table shows SBA loans and SBA loans held for sale for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014

SBA loans, deferred fees and costs	$ 270,860	$ 236,724	$ 215,786	$ 197,966	$ 172,660
SBA loans included in held for sale	199,977	165,177	154,016	109,174	38,704
Total SBA loans	$ 470,837	$ 401,901	$ 369,802	$ 307,140	$ 211,364

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2018
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBA non-real estate	$ 280	$ 14,227	$ 61,833	$ 76,340
SBA commercial mortgage	5,984	2,978	156,444	165,406
SBA construction	253	942	20,441	21,636
	$ 6,517	$ 18,147	$ 238,718	$ 263,382

Loans at fixed rates		$ -	$ -	$ -
Loans at variable rates		18,147	238,718	216,058
Total		$ 18,147	$ 238,718	$ 256,865

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine a provision for loan losses in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with ASC 450, Contingencies and ASC 310, Receivables.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention” or “substandard”, we reserve all estimated losses at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance. When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At December 31, 2018, there were ten troubled debt restructured loans with a balance of $2.9 million which had specific reserves of $1.5 million. Approximately $1.4 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to leasing.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our chief credit officer oversees the loan review department which measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is as follows.

At December 31, 2018, in excess of 50% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2018 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2018, approximately 50% of the SBLOC portfolio had been reviewed.

 SBA Loans – The targeted review or rated threshold for 2018 was 100%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of all loans exceeding $1.0 million and any classified loans.  At December 31, 2018, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Direct Lease Financing – The targeted review threshold for 2018 was 35%.  At December 31, 2018, approximately 58% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.0  million are reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2018 was 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2018, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2018, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2018, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2018 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2018, approximately 83% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan for December 31, 2018 and 2017 (in thousands):

December 31, 2018	30-59 Days past due	60-89 Days past due	90 Days or greater	Non-accrual	Total past due	Current	Total loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	392,451	397,571
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,493,381	$ 1,504,777

December 31, 2017
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBA non-real estate	$ 4,636	5.11%	$ 3,145	5.15%	$ 1,976	6.14%
SBA commercial mortgage	941	11.07%	1,120	10.27%	737	10.38%
SBA construction	250	1.45%	136	1.21%	76	0.73%
Direct lease financing	2,025	26.60%	1,495	27.33%	1,994	28.53%
SBLOC	393	52.55%	365	52.80%	315	51.88%
Other specialty lending	60	2.13%	57	2.22%	32	0.91%
Consumer loans	108	1.09%	581	1.02%	975	1.43%
Unallocated	240	-	197	-	227	-
	$ 8,653	100.00%	$ 7,096	100.00%	$ 6,332	100.00%

	December 31, 2015		December 31, 2014

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBA non-real estate	$ 844	6.44%	$ 385	7.21%
SBA commercial mortgage	408	10.67%	461	9.50%
SBA construction	48	0.65%	114	2.35%
Direct lease financing	1,022	21.66%	836	22.45%
SBLOC	762	53.88%	562	48.70%
Other specialty lending	199	4.52%	66	5.61%
Consumer loans	936	2.18%	1,181	4.18%
Unallocated	181	-	33	-
	$ 4,400	100.00%	$ 3,638	100.00%

Summary of Loan and Lease Loss Experience.  The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2018
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64			1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 397,571	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,504,777

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 396,700	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,497,991

December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8			24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 377,660	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 377,431	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,386,753

December 31, 2016
Beginning balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17			12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 73,488	$ 126,159	$ 8,826	$ 346,123	$ 630,400	$ 11,073	$ 17,374	$ 9,468	$ 1,222,911

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 71,114	$ 126,159	$ 8,826	$ 345,389	$ 630,400	$ 11,073	$ 15,644	$ 9,468	$ 1,218,073

December 31, 2015
Beginning balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 67,398	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 23,180	$ 10,716	$ 1,078,077

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 66,494	$ 114,029	$ 6,977	$ 231,514	$ 575,948	$ 48,315	$ 21,656	$ 10,716	$ 1,075,649

December 31, 2014
Beginning balance	$ 419	$ 496	$ -	$ 311	$ 293	$ 1	$ 2,361	$ -	$ 3,881
Charge-offs	(307)	-	-	(323)	(3)	-	(871)	-	(1,504)
Recoveries	12	-	-	25	-	-	22	-	59
Provision (credit)	261	(35)	114	823	272	65	(331)	33	1,202
Ending balance	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638

Ending balance: Individually evaluated for impairment	$ 40	$ -	$ -	$ -	$ -	$ -	$ 271	$ -	$ 311

Ending balance: Collectively evaluated for impairment	$ 345	$ 461	$ 114	$ 836	$ 562	$ 66	$ 910	$ 33	$ 3,327

Loans:
Ending balance	$ 60,749	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 36,168	$ 10,016	$ 874,593

Ending balance: Individually evaluated for impairment	$ 197	$ -	$ -	$ -	$ -	$ -	$ 2,253	$ -	$ 2,450

Ending balance: Collectively evaluated for impairment	$ 60,552	$ 82,317	$ 20,392	$ 194,464	$ 421,862	$ 48,625	$ 33,915	$ 10,016	$ 872,143

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2018	2017

Ratio of the allowance for loan losses to total loans	0.58%	0.51%
Ratio of the allowance for loan losses to non-performing loans (1)	158.19%	168.03%
Ratio of non-performing assets to total assets (1)	0.12%	0.10%
Ratio of net charge-offs to average loans	0.10%	0.12%

(1) Non-performing loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans increased to 0.58% at December 31, 2018 compared to 0.51% at December 31, 2017.  The higher ratio in 2018 reflected an increase in the allowance which was relatively greater than the increase in loan balances, reflecting increases in the allowances for SBA non-real estate loans and direct lease financing. The majority of the increase in the allowance to $8.7 million from $7.1 million, reflected increased allowances on specific loans. Such increased allowances on specific loans, were primarily on SBA non-real estate loans and amounted to $3.0 million at December 31, 2018 compared to $1.9 million at the prior year end. These specific allowances on impaired loans reflect one component of the allowance for loan losses.  Our loan loss methodology also includes the measurement of historical net charge-offs by loan category.  The resulting ratios are applied against current outstanding balances for each loan category.  Those computed reserves are added to the aforementioned allowances on specific loans and, with an allocation for economic and other factors, comprise the required level of the allowance for loan losses (see “Allowance for Loan and Lease Losses”).  For the year 2018, the largest segment of the loan portfolio continued to be SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBA Loans”).  The ratio of the allowance for loan losses to non-performing loans decreased to 158.19% at December 31, 2018 from 168.03% over the prior year end, reflecting an increase in non-performing loans which exceeded the relative increase in the allowance for loan losses.  The ratio of non-performing assets to total assets increased to .10% from .08% primarily as a result of the increase in non-performing assets.  The ratio of net charge-offs to average loans decreased to 0.10% for 2018 compared to 0.12% for the prior year, reflecting loan growth and a decrease in net charge-offs in 2018 to $2.0 million from $2.2 million.

Net charge-offs.  Net charge-offs were $2.0 million in 2018, $2.2 million in 2017 and $1.4 million in 2016.  The decrease in net charge-offs in 2018 compared to 2017 was primarily due to decreased direct lease financing charge-offs.

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

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Non-accrual loans
SBA non-real estate	$ 2,590	$ 1,889	$ 1,530	$ 733	$ -
SBA commercial mortgage	458	693	-	-	-
Consumer	1,468	1,414	1,442	1,194	1,907
Total non-accrual loans	4,516	3,996	2,972	1,927	1,907

Loans past due 90 days or more and still accruing	954	227	661	403	149
Total non-performing loans	5,470	4,223	3,633	2,330	2,056
Other real estate owned	-	450	104	-	-
Total non-performing assets	$ 5,470	$ 4,673	$ 3,737	$ 2,330	$ 2,056

The loans that were modified for the years ended December 31, 2018 and 2017 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,564	$ 1,564	5	$ 1,476	$ 1,476
Direct lease financing	3	870	870	1	$ 230	$ 230
Consumer	2	513	513	2	535	535
Total	10	$ 2,947	$ 2,947	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 85	$ 1,479	$ -	$ 115	$ 1,361
Direct lease financing	-	434	436	-	-	230
Consumer	-	-	513	-	-	535
Total	$ -	$ 519	$ 2,428	$ -	$ 115	$ 2,126

We had a commitment to extend $27,000 of additional credit related to one loan classified as a troubled debt restructuring as of December 31, 2018 and a commitment to extend $228,000 to one loan classified as a troubled debt restructuring as of December 31, 2017.  However, the $228,000 commitment was not drawn upon.

The following table summarizes as of December 31, 2018 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2018
	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 258
Direct lease financing	2	735
Total	3	$ 993

In the fourth quarter of 2018, we took a $1.9 million charge to write down a $30.0 million delinquent loan to the appraised value of its collateral, less estimated costs of disposition.  That charge was reflected in our consolidated statement of operations in the categories of change in value of investment in unconsolidated entity and net realized and unrealized gains on commercial loans originated for sale.  The investment in unconsolidated entity, which owns $17.0 million of the loan, reflects our investment in a securitization of certain loans from our discontinued loan portfolio in 2014. The amount of that related charge was based on the ratio of the $17.0 million owned by that entity to the $30 million loan balance, with the remainder of the $1.9 million charge reflected in net realized and unrealized gains on commercial loans originated for sale. The underlying collateral which was written down consisted of a multi-tenant shopping center.  On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: libor plus 2% in year one, increasing .5% each year until in the fourth year the rate will be libor plus 3.5% in the fourth year and in a one year extension, if exercised.

The following table provides information about impaired loans at December 31, 2018 and 2017 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2018
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - other	-	-	-	-	-
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	2,806	2,816	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	434	434	145	617	66
Consumer - other	-	-	-	-	-
Consumer - home equity	129	129	17	26	-
Total
SBA non-real estate	3,716	5,010	2,806	3,150	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	871	982	145	1,042	94
Consumer - other	-	-	-	-	-
Consumer - home equity	1,741	1,741	17	1,674	10
	$ 6,786	$ 8,191	$ 3,039	$ 6,371	$ 174

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ 12
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	33
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	9
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	60
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	72
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	33
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	9
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ 114

We had $4.5 million of non-accrual loans at December 31, 2018, compared to $4.0 million of non-accrual loans at December 31, 2017.  The $520,000 increase reflected $6.5  million of loans placed on non-accrual status, partially offset by $1.5 million of loan charge-offs, $4.1 million of loan payments, $364,000 for participations sold.    Loans past due 90 days or more still accruing interest amounted to $954,000 and $227,000 at December 31, 2018 and December 31, 2017, respectively.  The $727,000 increase reflected $12.7 million of additions, partially offset by $10.7 million of loan payments, $165,000 of charge-offs, $1.1 million of transfers to non-accrual and $41,000 of transfers to repossessed assets.  We had no OREO at December 31, 2018 and $450,000 at December 31, 2017.  Activity in 2018 reflected a $45,000 writedown and a $405,000 sale of the prior year end balance during the year.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	7,475	397,571
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 39,529	$ 1,504,777

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

*For information on targeted loan review thresholds see “Allowance for Loan Losses”

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank sold a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  At December 31, 2018, a balance of $59.3 million remained on the consolidated balance sheet, representing the remaining balances of these notes.   Interest is not being accrued on this investment and changes in its value, determined by discounting estimated future cash flows, are recorded in the income statement under “change in value of investment in unconsolidated entity”.  In 2018, there was a $3.7 million decrease in value, compared to a $20,000 decrease in value in 2017.

Deposits.  Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid card and demand and money market accounts.  The majority of deposit balances are comprised of accounts obtained with the assistance of third parties.  At December 31, 2018, we had total deposits of $3.93 billion compared to $4.26 billion at December 31, 2017, which reflected a decrease of $325.1 million, or 7.6%, between 2018 and 2017.  The decrease reflected approximately $400 million of deposits transferred as a result of the sale of the SHIRA portfolio.  A diversified group of prepaid accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits.  Prepaid accounts include general purpose reloadable, debit, medical spending, payroll, gift, commercial, incentive plan and other accounts.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,499,288	0.66%	$ 3,371,969	0.36%	$ 3,347,191	0.28%
Savings and money market	362,267	0.79%	439,625	0.51%	394,434	0.39%
Time	-	-	-	-	77,576	0.58%
Total deposits	$ 3,861,555	0.67%	$ 3,811,594	0.38%	$ 3,819,201	0.30%

* Non-interest bearing demand accounts are not paid interest. The rate shown reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  We  had no outstanding advances from the FHLB at December 31, 2018 on our line of credit with them. The Bank also has a line of credit with the Federal Reserve, which we discuss in “Liquidity and Capital Resources”.  We had no outstanding amounts borrowed on the Bank’s lines of credit at December 31, 2018. We do not have any policy prohibiting us from incurring debt.

	As of or for the year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 93	$ 217	$ 274
Average during the year	173	240	685
Maximum month-end balance	223	274	862
Weighted average rate during the year	0.00%	0.00%	0.29%
Rate at December 31	0.15%	0.23%	0.14%

	As of or for the year ended December 31,
	2018	2017	2016
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	20,346	23,281	57,518
Maximum month-end balance	100,000	50,000	225,000
Weighted average rate during the year	2.22%	1.39%	0.62%
Rate at December 31	2.35%	1.34%	0.54%

As of December 31, 2018, we have two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Long-term Borrowings.  At December 31, 2018 and 2017, we had long term borrowings of $41.7 million and $42.3 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting.

Shareholders’ Equity.  At December 31, 2018, we had $406.8 million in shareholders’ equity compared to $324.1 million at the prior year end. The increase primarily reflected 2018 earnings as the Company has not paid cash dividends. In September 2016, we issued 17.5 million shares of our common stock, par value $1.00, at an offering price of $4.50 per share in a private offering.  The sale of the common stock resulted in net proceeds to us, after underwriting discounts, commissions and expenses, of approximately $74.8 million.

Discontinued Operations.  As of December 31, 2018, “Assets held for sale from discontinued operations” reflected the $197.8 million balance of discontinued operations assets, which included $170.6 million of net loans and $27.2 million of other real estate owned.  At December 31, 2017, the total of such assets was $304.3 million.  The reduction reflected our efforts to transfer loans to other financial institutions.  Also see “Investment in Unconsolidated Entity” above.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2018, were our unused commitments to extend credit, which were approximately $1.68 billion, and standby letters of credit, which were approximately $1.1 million, at December 31, 2018.  The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit secured by marketable securities. The amount of the line is generally based upon the value of the collateral, and not expected usage. The majority of these available lines are not drawn upon.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2018:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancelable operating leases	$ 21,444	$ 3,793	$ 7,207	$ 5,762	$ 4,682
Loan commitments	1,683,499	34,086	21,603	6,568	1,621,242
Subordinated debentures	13,401	-	-	-	13,401
Interest expense on subordinated
debentures (1)	12,998	714	1,428	1,428	9,428
Standby letters of credit	1,150	972	178	-	-
Total	$ 1,732,492	$ 39,565	$ 30,416	$ 13,758	$ 1,648,753
(1) Presentation assumes a weighted average interest rate of 5.49%

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

Recently Issued Accounting Standards

Information on recent accounting pronouncements is set forth in Note B, item 23, to the consolidated financial statements included in this report and is incorporated herein by this reference.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

Philadelphia, Pennsylvania

March 15, 2019

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 2,440	$ 3,152
Interest earning deposits at Federal Reserve Bank	551,862	841,471
Securities purchased under agreements to resell	-	64,312
Total cash and cash equivalents	554,302	908,935

Investment securities, available-for-sale, at fair value	1,236,324	1,294,484
Investment securities, held-to-maturity (fair value $83,391 and $85,345, respectively)	84,432	86,380
Commercial loans held for sale, at fair value	688,471	503,316
Loans, net of deferred fees and costs	1,504,777	1,392,228
Allowance for loan and lease losses	(8,653)	(7,096)
Loans, net	1,496,124	1,385,132
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	991
Premises and equipment, net	18,895	20,051
Accrued interest receivable	12,753	10,900
Intangible assets, net	3,846	5,377
Other real estate owned	-	450
Deferred tax asset, net	21,622	34,802
Investment in unconsolidated entity, at fair value	59,273	74,473
Assets held for sale from discontinued operations	197,831	304,313
Other assets	62,925	78,543
Total assets	$ 4,437,911	$ 4,708,147

LIABILITIES
Deposits
Demand and interest checking	$ 3,904,638	$ 3,806,965
Savings and money market	31,076	453,877
Total deposits	3,935,714	4,260,842

Securities sold under agreements to repurchase	93	217
Subordinated debentures	13,401	13,401
Long-term borrowings	41,674	42,323
Other liabilities	40,253	67,215
Total liabilities	4,031,135	4,383,998

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,446,088 and 55,861,150
shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	56,446	55,861
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	366,181	363,196
Accumulated deficit	(817)	(89,485)
Accumulated other comprehensive loss	(14,168)	(4,557)
Total shareholders' equity	406,776	324,149

Total liabilities and shareholders' equity	$ 4,437,911	$ 4,708,147

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 95,315	$ 79,081	$ 67,571
Investment securities:
Taxable interest	41,993	36,121	31,219
Tax-exempt interest	207	306	740
Federal funds sold/securities purchased under agreements to resell	1,708	1,310	452
Interest earning deposits	8,737	5,202	2,237
	147,960	122,020	102,219
Interest expense
Deposits	25,946	14,418	11,372
Securities sold under agreements to repurchase	-	-	2
Short-term borrowings	451	336	359
Subordinated debentures	714	586	520
	27,111	15,340	12,253
Net interest income	120,849	106,680	89,966
Provision for loan and lease losses	3,585	2,920	3,360
Net interest income after provision for loan and lease losses	117,264	103,760	86,606

Non-interest income
Service fees on deposit accounts	3,622	6,788	5,124
ACH, card and other payment processing fees	8,653	6,318	5,526
Prepaid card fees	54,627	53,367	51,326
Net realized and unrealized gains on commercial loans
originated for sale	20,498	17,919	2,901
Gain on sale of investment securities	41	2,231	3,171
Gain on sale of IRA portfolio	65,000	-	-
Gain on sale of health savings portfolio	-	2,538	-
Change in value of investment in unconsolidated entity	(3,689)	(20)	(37,533)
Leasing income	3,071	2,663	2,007
Affinity fees	281	1,545	4,563
Loss from sale of European prepaid card operations	-	(3,437)	-
Other	1,691	1,636	5,401
Total non-interest income	153,795	91,548	42,486

Non-interest expense
Salaries and employee benefits	79,816	75,832	81,951
Depreciation and amortization	3,997	4,452	4,982
Rent and related occupancy cost	5,474	5,680	6,320
Data processing expense	6,187	10,159	14,698
One-time fee to exit data processing contract	-	1,136	-
Printing and supplies	906	1,354	2,966
Audit expense	2,002	1,682	1,105
Legal expense	7,845	8,072	6,683
Amortization of intangible assets	1,531	1,528	1,403
FDIC Insurance	8,819	10,097	10,091
Software	13,304	12,597	11,162
Insurance	2,578	2,333	2,295
Telecom and IT network communications	1,373	1,793	1,982
Securitization and servicing expense	117	170	1,044
Consulting	3,239	2,227	5,404
Bank Secrecy Act and look back consulting expenses	-	-	29,081
Civil money penalty	(290)	2,290	-
Prepaid relationship exit expense	672	-	-
Lease termination expense	395	-	-
Other	13,313	13,512	17,406
Total non-interest expense	151,278	154,914	198,573
Income (loss) from continuing operations before income taxes	119,781	40,394	(69,481)

Income tax expense (benefit)	32,241	23,056	(12,664)
Net income (loss) from continuing operations	$ 87,540	$ 17,338	$ (56,817)
Discontinued operations
Income (loss) from discontinued operations before income taxes	1,491	4,059	(43,117)
Income tax expense (benefit)	354	(276)	(3,442)
Income (loss) from discontinued operations, net of tax	1,137	4,335	(39,675)
Net income (loss) available to common shareholders	$ 88,677	$ 21,673	$ (96,492)

Net income (loss) per share from continuing operations - basic	$ 1.55	$ 0.31	$ (1.28)
Net income (loss) per share from discontinued operations - basic	$ 0.02	$ 0.08	$ (0.89)
Net income (loss) per share - basic	$ 1.57	$ 0.39	$ (2.17)

Net income (loss) per share from continuing operations - diluted	$ 1.53	$ 0.31	$ (1.28)
Net income (loss) per share from discontinued operations - diluted	$ 0.02	$ 0.08	$ (0.89)
Net income (loss) per share - diluted	$ 1.55	$ 0.39	$ (2.17)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$ 88,677	$ 21,673	$ (96,492)
Other comprehensive income (loss), net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	(13,223)	2,617	(953)
Reclassification adjustments for gains included in income	(41)	(2,231)	(3,170)
Reclassification adjustments for foreign currency translation gains	-	216	335
Amortization of losses previously held as available-for-sale	99	34	34
Other comprehensive income (loss)	(13,165)	636	(3,754)

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	(3,570)	1,046	(381)
Reclassification adjustments for gains included in income	(11)	(892)	(1,268)
Amortization of losses previously held as available-for-sale	27	14	14
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,554)	168	(1,635)

Other comprehensive income (loss), net of tax and reclassifications into net income	(9,611)	468	(2,119)
Comprehensive income (loss)	$ 79,066	$ 22,141	$ (98,611)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2018, 2017 and 2016
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2015	37,861,303	$ 37,861	$ (866)	$ 300,549	$ (15,449)	$ (2,094)	$ 320,001
Net loss					(96,492)		(96,492)
Issuance of common stock	17,473,881	17,474	-	57,338	-		74,812
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	84,020	84	-	(84)	-	-	-
Stock-based compensation	-	-	-	2,761	-	-	2,761
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(2,119)	(2,119)

Balance at December 31, 2016	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income					21,673		21,673
Common stock issuance costs	-	-	-	(200)	-	-	(200)
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	441,946	442	-	(413)	(29)	-	-
Reclassification due to the adoption of
ASU No. 2018-02	-	-	-	-	812	(812)	-
Stock-based compensation	-	-	-	3,245	-	-	3,245
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	468	468

Balance at December 31, 2017	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income					88,677		88,677
Common stock issued from option exercises,
net of tax benefits	13,390	13	-	107	(9)	-	111
Common stock issued from restricted shares,
cashless exercise, net of tax benefits	571,548	572	-	(572)	-	-	-
Stock-based compensation	-	-	-	3,450	-	-	3,450
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,611)	(9,611)

Balance at December 31, 2018	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	$ 406,776

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net income (loss) from continuing operations	$ 87,540	$ 17,338	$ (56,817)
Net income (loss) from discontinued operations, net of tax	1,137	4,335	(39,675)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	5,528	5,980	6,385
Provision for loan and lease losses	3,585	2,920	3,360
Net amortization of investment securities discounts/premiums	15,636	10,828	8,204
Stock-based compensation expense	3,450	3,245	2,761
Loans originated for sale	(866,303)	(521,913)	(528,584)
Sale of commercial loans originated for resale	638,274	458,942	358,283
Gain on sales of loans originated for resale	(20,830)	(18,072)	(2,815)
Deferred income tax expense (benefit)	15,824	20,799	(14,381)
Gain on sale of IRA portfolio	(65,000)	-	-
Loss (gain) from discontinued operations	3,993	(3,293)	3,202
Loss on sale of fixed assets	15	122	6
Loss on sale of other real estate owned	-	19	-
Fair value adjustment on investment in unconsolidated entity	3,689	(20)	37,533
Writedown of other real estate owned	45	-	-
Change in fair value of loans held for sale	979	1,964	3,078
Change in fair value of derivatives	(647)	(1,810)	(3,164)
Gain on sales of investment securities	(41)	(2,231)	(3,171)
Increase in accrued interest receivable	(1,853)	(311)	(1,118)
(Increase) decrease in other assets	(8,184)	5,678	(9,232)
Change in fair value of discontinued loans held for sale	352	2,736	45,604
Increase (decrease) in other liabilities	8,655	(18,504)	28,567
Net cash used in operating activities	(174,156)	(31,248)	(161,974)

Investing activities
Purchase of investment securities available-for-sale	(134,758)	(579,925)	(549,502)
Cash from call of investment securities held-to-maturity	2,000	-	-
Proceeds from sale of investment securities available-for-sale	3,529	284,373	148,205
Proceeds from redemptions and prepayments of securities held-to-maturity	-	7,000	51
Proceeds from redemptions and prepayments of securities available-for-sale	207,703	278,290	213,730
Proceeds from sale of other real estate owned	405	85	-
Net increase in loans	(115,054)	(172,853)	(146,366)
Net decrease in discontinued loans held for sale	94,371	52,343	179,545
Proceeds from sale of fixed assets	-	945	542
Purchases of premises and equipment	(2,379)	(515)	(8,024)
Change in receivable from investment in unconsolidated entity	9,570	(7,989)	(2,021)
Return of investment in unconsolidated entity	11,511	52,477	14,057
Decrease (increase) in discontinued assets held for sale	7,765	4,612	(5,153)
Net cash provided by (used in) investing activities	84,663	(81,157)	(154,936)

Financing activities
Net increase (decrease) in deposits	(325,128)	22,538	(176,453)
Net decrease in securities sold under agreements to repurchase	(124)	(57)	(651)
Proceeds (costs) from issuance of common stock	-	(200)	74,812
Proceeds from the issuance of common stock options	112	-	-
Proceeds from the sale of IRA portfolio	60,000	-	-
Net increase in long-term liabilities	-	-	263,099
Net cash provided by (used in) financing activities	(265,140)	22,281	160,807

Net decrease in cash and cash equivalents	(354,633)	(90,124)	(156,103)

Cash and cash equivalents, beginning of year	908,935	999,059	1,155,162

Cash and cash equivalents, end of year	$ 554,302	$ 908,935	$ 999,059

Supplemental disclosure:
Interest paid	$ 27,021	$ 15,326	$ 12,420
Taxes paid	$ 12,663	$ 4,159	$ 1,502
Transfers of loans to other real estate owned	$ -	$ 450	$ -
Non-cash reclassification of commercial loans sold	$ -	$ 240,714	$ -
Investment securities transferred in securitizations	$ 62,076	$ 46,359	$ -
The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is a wholly owned subsidiary bank, The Bancorp Bank (the Bank).  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC), leasing (direct lease financing), Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid card accounts, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (U.S. GAAP) and predominant practices within the banking industry.  The consolidated financial statements include the accounts of the Company and all its subsidiaries.  All inter-company balances have been eliminated. Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements to conform to the 2018 presentation.

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

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other-than-temporary impairment (OTTI) that is attributable to credit loss versus non-credit loss.  If a credit loss is determined, an OTTI charge is recorded within the consolidated statement of operations. For available for sale securities, if management believes market value losses are temporary and it believes the Company has the ability and intention to hold those securities through recovery of the temporary losses, the reduction in value is recognized in other comprehensive income. The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether OTTI exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of OTTI attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.  The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company did not recognize any OTTI charges in 2018, 2017 and 2016.

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

Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company's past loan loss experience, known and inherent risks in the portfolio, the volume and mix of the existing loan and lease portfolios, including the volume and severity of non-performing and adversely classified credits, an analysis of net charge-offs experienced on previously classified credits, the trend in loan and lease growth, including any rapid increase in loan and lease volume within a relatively short time period, general and local economic conditions affecting the collectability of the Company’s loans and leases, previous loan and lease experience by type, including net charge-offs, as a percentage of average loans and leases over the past several years, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

The allowance calculation methodology includes further segregation of loan classes into regulatory risk rating categories of special mention, substandard and loss.  Loans classified as special mention have potential weaknesses that deserve management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or by the market value of the collateral pledged, if any.  Loans rated as special mention and substandard are reserved for based on the average charge-off history for loans and leases previously classified in those categories.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are included in the general component of the reserve calculation, which applies historical loss percentages by type of loan, against current outstanding balances.

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

For SBA commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations including the age of the most recent appraisal and the condition of the property.  Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value.  For SBA commercial and industrial loans secured by non-real estate collateral, such as accounts receivable or inventory and equipment, estimated fair values for impairment are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources may be discounted based on the age of the financial information or the quality of the assets. Amounts guaranteed by the U.S. government are excluded from the Company’s assessment of impairment.

Loans originated from continuing operations and intended for sale in secondary markets are carried at estimated fair value and are excluded from the allowance valuation. Changes in fair value prior to sale, if any, are recognized as unrealized gains or losses on commercial loans originated for sale on the statements of operations.  The Company originates specific commercial mortgage loans for sale in secondary markets.  These loans are accounted for under the fair value option and amounted to $688.5 million at December 31, 2018, and $503.3 million at December 31, 2017.  These loans were classified as held for sale.

Loans from discontinued operations intended for sale or other disposition are carried at the lower of cost or market on the balance sheet, determined by loan type or, for larger loans, on an individual loan basis.  See Note W to the financial statements.

5. Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation.  Depreciation expense is computed on the straight-line method over the useful lives of the assets.  Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

6. Internal Use Software

The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application stage and meet recoverability tests.  Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal use software and payroll and payroll related expenses for employees who are directly associated with, and devote time to, the internal use software project.  Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2018 and 2017, the Company had net capitalized software costs of approximately $6.2 million and $8.2 million, respectively.  Net capitalized software is presented as part of other assets on the consolidated balance sheets.  The Company recorded amortization expense of approximately $2.4 million, $2.6 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

8. Share-Based Compensation

The Company recognizes compensation expense for stock options and restricted stock units (“RSUs”) in accordance with Accounting Standards Codification (ASC) 718, Stock Based Compensation.  The fair value of the option or RSU is generally measured on the grant date with compensation expense recognized over the service period, which is usually the stated vesting period.  For options subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.  The Company had $0 and $450,000 in other real estate owned at December 31, 2018 and 2017, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $423,000,  $435,000 and $349,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Advertising expense is reflected under “other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 87,540	56,343,845	$ 1.55
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 87,540	57,068,306	$ 1.53

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 1,137	56,343,845	$ 0.02
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	-
Diluted earnings per share
Net income available to common shareholders	$ 1,137	57,068,306	$ 0.02

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 88,677	56,343,845	$ 1.57
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 88,677	57,068,306	$ 1.55

Stock options for 1,160,000 shares, exercisable at prices between $6.75 and $9.84 per share, were outstanding at December 31, 2018 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price.

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 17,338	55,686,507	$ 0.31
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 17,338	56,176,269	$ 0.31

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 4,335	55,686,507	$ 0.08
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 4,335	56,176,269	$ 0.08

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 21,673	$ 55,686,507	$ 0.39
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted earnings per share
Net income available to common shareholders	$ 21,673	56,176,269	$ 0.39

Stock options for 1,152,625 shares, exercisable at prices between $7.36 and $10.45 per share were outstanding at December 31, 2017, but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

	Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from continuing operations
Net loss available to common shareholders	$ (56,817)	44,567,357	$ (1.28)
Effect of dilutive securities
Common stock options and restricted stock units	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (56,817)	44,567,357	$ (1.28)

	Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (39,675)	44,567,357	$ (0.89)
Effect of dilutive securities
Common stock options and restricted stock units	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (39,675)	44,567,357	$ (0.89)

Year ended December 31, 2016
	Income	Shares	Per share
	(numerator)	(denominator)	amount
(dollars in thousands except per share data)
Basic loss per share
Net loss available to common shareholders	$ (96,492)	$ 44,567,357	$ (2.17)
Effect of dilutive securities
Common stock options and restricted stock units	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (96,492)	44,567,357	$ (2.17)

Stock options for 2,021,625 shares, exercisable at prices between $6.75 and $25.43 per share, were outstanding at December 31, 2016 but were not included in the dilutive shares because the Company had a net loss available to common shareholders.

12. Other Comprehensive Income

Other comprehensive income consists of revenues, expenses, gains and losses that bypass the statement of operations and are reported directly in a separate component of equity.

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	$ (13,223)	$ 2,617	$ (953)
Reclassification adjustments for gains included in income	(41)	(2,231)	(3,170)
Reclassification adjustments for foreign currency translation gains	-	216	335
Amortization of losses previously held as available-for-sale	99	34	34
Other comprehensive income (loss)	(13,165)	636	(3,754)

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	(3,570)	1,046	(381)
Reclassification adjustments for gains included in income	(11)	(892)	(1,268)
Amortization of losses previously held as available-for-sale	27	14	14
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,554)	168	(1,635)

Other comprehensive income (loss), net of tax and reclassifications into net income	$ (9,611)	$ 468	$ (2,119)

13. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB.  The amount of those required reserves at December 31, 2018 and 2017 was approximately $294.2 million and $264.7 million, respectively.

14. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($349,000 over the remainder of the amortization period).  The gross carrying value of the software is $1.8 million, and as of December 31, 2018 and December 31, 2017, respectively, the accumulated amortization was $1.5 million and $1.3 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12-year period.  Amortization expense is $1.0 million per year ($1.0 million over the remainder of the amortization period).  The gross carrying value of the software is $12.0 million, and as of December 31, 2018 and December 31, 2017, respectively,  the accumulated amortization was $11.0 million and $10.0 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10-year period.  Amortization expense is $340,000 per year ($1.7 million over the next five years).  The gross carrying value is $3.4 million and, as of December 31, 2018 and December 31, 2017, respectively, the accumulated amortization was $908,000 and $573,000. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2018 and 2017 are presented below.

December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangibles	$ 15,411	$ 11,914	$ 15,411	$ 10,573
Software intangible	1,817	1,468	1,817	1,278
Total	$ 17,228	$ 13,382	$ 17,228	$ 11,851

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2019	$ 1,531
2020	499
2021	340
2022	340
2023	340
Thereafter	796
$ 3,846

15. Prepaid Card, Card Payment and Automated Clearing House (ACH) Processing Fees

The Company recognizes prepaid card, payment processing and affinity fees in the periods in which they are earned by performance of the related services.  The majority of fees the Company earns result from contractual transaction fees paid by third-party sponsors to the Company and monthly service fees.  Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis.  The Company records this revenue net of costs such as association fees and interchange transaction charges.  Fees earned by the Company from processing card payments for recipients of such payments, or from processing ACH payments or other payments are also determined primarily on a per transaction basis.

16. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2018, 2017 or 2016.

17. Derivative Financial Instruments

The Company has utilized derivatives to hedge interest rate risk on fixed rate loans which are held for sale.  These derivatives are recorded on the consolidated balance sheet at fair value.  Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  These derivatives are intended to serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

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

19. Long-term Borrowings

The $41.7 million and $42.3 million respectively outstanding for long-term borrowings at December 31, 2018 and 2017, reflected the proceeds from two loans which were sold in which we retained a participating interest that did not qualify for sale accounting.

20. Purchase of Lease Receivables

On May 12, 2016, the Company purchased approximately $60.0 million of lease receivables from New Concepts Leasing Company, Inc., a New Jersey leasing company which originated commercial vehicle fleet leases.  The leases were purchased as they could be integrated into the Company’s portfolio of similar type vehicle leases and contribute to the growth of the Company’s direct lease finance portfolio.  The lease purchase was effectuated through the payment of a premium which resulted in an intangible as more fully described in item 14 of this Note B.

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

22. Sale of IRA Portfolio

On July 10, 2018, the Company executed an agreement to sell and transfer the fiduciary rights and obligations related to its Safe Harbor Individual Retirement Account (SHIRA) portfolio, totaling approximately $400 million, to Millennium Trust Company, LLC (Buyer).  In consideration for the sale and transfer, Buyer paid the Company $65.0 million, $5.0 million of which will remain in escrow until October 10, 2019.  The escrow was established as an adjunct to general representations and warranties.  Because the $65 million represented consideration for the sale and transfer of the fiduciary rights and obligations which were transferred during the third quarter of 2018, the $65.0 million was recognized as a gain on sale in that quarter.  In 2018 the Company earned fees on the SHIRA portfolio of $3.4 million, which comprise the vast majority of fees reported in the Consolidated Statement of Operations under service fees on deposit accounts.  As a result of the sale, no future fees will be realized in this income category.  The fiduciary rights and obligations related to the SHIRA portfolio were unrelated to the Company’s payments businesses and related accounts, which comprise the vast majority of the Company’s funding.

23. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries conforming to U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Our payments business contracts encompass our services which are performed, and earned on a daily or monthly basis; accordingly, these contracts with various third parties generally do not entail significant amounts of deferred revenues. These services consist of reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services we perform or related revenues which are deferred.  We have nonetheless reviewed a significant number of such contracts for prepaid card accounts, merchant acquiring (processing card payments for merchants) and automated clearing house, or ACH for any potentially significant ramifications of the guidance. We also reviewed other non-interest income producing categories of the Company which include service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and others.  Additionally, the standard does not apply to revenue from loans, securities and other financial instruments.  Based upon the nature of our businesses and the reviews we performed to ascertain potential applicability, the adoption of this standard did not have a significant impact on our consolidated results of operations or our consolidated financial position.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”.  The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.  The financial obligations subject to the new guidance are comprised of leases for office space. The Company does not utilize branch locations to acquire or service customers, nor does it have significant equipment leases requiring capitalization. Additionally, no material imbedded leases were identified upon the review of significant vendor expenditures. Based on the analyses performed to date, our assets will be increased by approximately $15.5 million to record future lease obligations under this accounting rule, effective with our March 31, 2019 financial statements.

In March 2016, the FASB issued ASU 2016-09 – “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update will require these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the Statement of Cash Flows including the classification between the operating and financing section for tax activity related to employee stock compensation.  The Company adopted the guidance in the first quarter of 2017, and that adoption did not have a material impact on our consolidated financial statements.

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

 On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Act”).  This guidance provided registrants with three scenarios 1) Measurement of certain income tax effects is complete, 2) Measurement of certain income tax effects can be reasonably estimated and 3) Measurement of certain income tax effects cannot be reasonably estimated.  The Company has acted in good faith to estimate the effects of the 2017 Act.  The results have been recognized and are reflected in the tax accounts in these financial statements.  The analysis was completed in 2018 and did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendment eliminates the stranded tax effect resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  ASU 2018-02 is effective for financial statements issued for annual periods beginning after December 15, 2018.  The Company has early adopted ASU 2018-02.  The effect of this adoption was a reclassification of $812,000 from accumulated other comprehensive income to retained earnings in the Company’s December 31, 2017 consolidated financial statements.

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

Note C— Subsequent Events

The Company evaluated its December 31, 2018 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 54,095	$ 146	$ (879)	$ 53,362
Asset-backed securities *	189,850	104	(1,352)	188,602
Tax-exempt obligations of states and political subdivisions	7,546	50	(45)	7,551
Taxable obligations of states and political subdivisions	60,152	803	(520)	60,435
Residential mortgage-backed securities	377,199	648	(8,106)	369,741
Collateralized mortgage obligation securities	265,914	287	(3,994)	262,207
Commercial mortgage-backed securities	300,143	190	(5,907)	294,426
	$ 1,254,899	$ 2,228	$ (20,803)	$ 1,236,324

December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 59,705	$ 87	$ (283)	$ 59,509
Collateralized loan obligation securities	125,045	-	(1,069)	123,976
Other	5,100	17	-	5,117
	$ 189,850	$ 104	$ (1,352)	$ 188,602

Held-to-maturity	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,168	$ -	$ (1,890)	$ 7,278
Other debt securities - pooled	75,264	849	-	76,113
	$ 84,432	$ 849	$ (1,890)	$ 83,391

Available-for-sale	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 50,107	$ 21	$ (226)	$ 49,902
Asset-backed securities *	269,164	1,196	(275)	270,085
Tax-exempt obligations of states and political subdivisions	9,893	131	(36)	9,988
Taxable obligations of states and political subdivisions	64,739	1,377	(255)	65,861
Residential mortgage-backed securities	452,723	727	(4,598)	448,852
Collateralized mortgage obligation securities	248,663	148	(2,318)	246,493
Commercial mortgage-backed securities	204,469	585	(1,751)	203,303
	$ 1,299,758	$ 4,185	$ (9,459)	$ 1,294,484

December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 90,140	$ 271	$ (270)	$ 90,141
Collateralized loan obligation securities	170,825	880	(5)	171,700
Other	8,199	45	-	8,244
	$ 269,164	$ 1,196	$ (275)	$ 270,085

Held-to-maturity	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 11,031	$ 105	$ (2,516)	$ 8,620
Other debt securities - pooled	75,349	1,376	-	76,725
	$ 86,380	$ 1,481	$ (2,516)	$ 85,345

The amortized cost and fair value of the Company’s investment securities at December 31, 2018, by contractual maturity are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 1,375	$ 1,373	$ -	$ -
Due after one year through five years	54,071	53,873	-	-
Due after five years through ten years	261,348	256,959	-	-
Due after ten years	938,105	924,119	84,432	83,391
	$ 1,254,899	$ 1,236,324	$ 84,432	$ 83,391

At December 31, 2018 and 2017, investment securities with a fair value of approximately $116.0 million and $310.9 million, respectively, were pledged to FHLB. For 2018 the securities were pledged against a line of credit and for 2017 the securities were pledged against a line of credit and a letter of credit.  At December 31, 2018 and 2017, investment securities with a fair value of approximately $169.5 million and $225.6 million were pledged to secure a line of credit with the FRB.  The Company also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.  Gross gains on sales of securities were $41,000,  $2.7 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Gross losses on sales of securities were $0,  $429,000 and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Available-for-sale securities fair values are based on a fair market value supplied by a third-party market data provider.  Held-to-maturity securities fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date, when market information is not available.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in 2018, 2017 and 2016.

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at December 31, 2018 and $991,000 at December 31, 2017.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2018 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	10	$ 679	$ (2)	$ 41,719	$ (877)	$ 42,398	$ (879)
Asset-backed securities	26	148,753	(1,230)	11,506	(122)	160,259	(1,352)
Tax-exempt obligations of states and
political subdivisions	3	-	-	3,625	(45)	3,625	(45)
Taxable obligations of states and
political subdivisions	22	4,492	(19)	35,599	(501)	40,091	(520)
Residential mortgage-backed securities	118	17,168	(49)	302,407	(8,057)	319,575	(8,106)
Collateralized mortgage obligation securities	44	1,522	(3)	193,355	(3,991)	194,877	(3,994)
Commercial mortgage-backed securities	26	121,860	(2,020)	151,453	(3,887)	273,313	(5,907)
Total temporarily impaired
investment securities	249	$ 294,474	$ (3,323)	$ 739,664	$ (17,480)	$ 1,034,138	$ (20,803)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 7,278	$ (1,890)	$ 7,278	$ (1,890)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,278	$ (1,890)	$ 7,278	$ (1,890)

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At December 31, 2018, it had a book value of $9.1 million and a fair value of $7.3 million.  The Company has evaluated the securities in the above tables as of December 31, 2018 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates.  The Company’s unrealized loss for the debt securities, which includes one single issuer trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note  E—Loans

The Company originates loans for sale into securitizations for commercial mortgage backed securities or to other commercial loan purchasers and to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans, classified as commercial loans held for sale, to better reflect the economics of the transactions.  At December 31, 2018 and 2017, the fair value of these loans was $688.5 million and $503.3 million, and the unpaid principal balance was $685.1 million and $498.6 million, respectively.  Included in the net realized and unrealized gains (losses) on loans originated for sale in the consolidated statement of operations were changes in fair value resulting in an unrealized loss of $979,000 in 2018, unrealized gains of $1.8 million in 2017 and unrealized losses of $3.1 million in 2016.  There were no amounts of changes in fair value related to instrument-specific credit risk with the exception of the government guaranteed portion of non-accrual SBA loans.  The fair value of such loans is reduced to the amount of the government guarantee.  Interest earned on loans held for sale during the period held is recorded in Interest Income – Loans, including fees in the consolidated statements of operations.

The loans sold to the commercial mortgage backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing.  Through December 31, 2018 the Company has sponsored the structuring of four separate commercial mortgage loan securitizations.  Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary.  Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant.  In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available for sale debt securities.  The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs.  The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans.  It is expected that those factors would generally offset the impact of prepayments which are accordingly not assumed.  Because of credit enhancements for each security, cash flows were not reduced by expected losses.  The Company does not service the loans sold into these securitizations.  For each of the securitizations, the Company has recorded a gain which is comprised of (i) the excess of consideration received by the Company in the transaction over the carrying value of the loans at securitization, less related transactions costs incurred; and (ii) the recognition of previously deferred origination costs and exit costs.

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

Major classifications of loans are as follows (in thousands):

	December 31,	December 31,
	2018	2017

SBA non-real estate	$ 76,340	$ 70,379
SBA commercial mortgage	165,406	142,086
SBA construction	21,636	16,740
SBA loans *	263,382	229,205
Direct lease financing	397,571	377,660
SBLOC	785,303	730,462
Other specialty lending	31,836	30,720
Other consumer loans	16,302	14,133
	1,494,394	1,382,180
Unamortized loan fees and costs	10,383	10,048
Total loans, net of deferred loan fees and costs	$ 1,504,777	$ 1,392,228

Included in the table above in other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $7.2 million and $2.3 million at December 31, 2018 and 2017, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

*The following table shows SBA loans, both guaranteed and non-guaranteed, and the guaranteed portion of the SBA loans included in held for sale for the periods indicated (in thousands):

	December 31,	December 31,
	2018	2017

SBA loans, including deferred fees and costs	$ 270,860	$ 236,724
SBA loans included in held for sale	199,977	165,177
Total SBA loans	$ 470,837	$ 401,901

The following table provides information about impaired loans at December 31, 2018 and 2017 (in thousands):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
December 31, 2018
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - other	-	-	-	-	-
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	2,806	2,816	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	434	434	145	617	66
Consumer - other	-	-	-	-	-
Consumer - home equity	129	129	17	26	-
Total
SBA non-real estate	3,716	5,010	2,806	3,150	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	871	982	145	1,042	94
Consumer - other	-	-	-	-	-
Consumer - home equity	1,741	1,741	17	1,674	10
	$ 6,786	$ 8,191	$ 3,039	$ 6,371	$ 174

December 31, 2017
Without an allowance recorded
SBA non-real estate	$ 459	$ 1,286	$ -	$ 311	$ 12
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	229	341	-	103	33
Consumer - other	-	-	-	259	-
Consumer - home equity	1,695	1,695	-	1,712	9
With an allowance recorded
SBA non-real estate	2,399	2,399	1,689	2,507	60
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	-	-	-	405	-
Consumer - other	-	-	-	14	-
Consumer - home equity	-	-	-	-	-
Total
SBA non-real estate	2,858	3,685	1,689	2,818	72
SBA commercial mortgage	693	693	225	747	-
Direct lease financing	229	341	-	508	33
Consumer - other	-	-	-	273	-
Consumer - home equity	1,695	1,695	-	1,712	9
	$ 5,475	$ 6,414	$ 1,914	$ 6,058	$ 114

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2018 and 2017, respectively (the Company had no non-accrual leases at December 31, 2018 or December 31, 2017):

	December 31,
	2018	2017
	(in thousands)
Non-accrual loans
SBA non-real estate	$ 2,590	$ 1,889
SBA commercial mortgage	458	693
Consumer	1,468	1,414
Total non-accrual loans	4,516	3,996

Loans past due 90 days or more and still accruing	954	227
Total non-performing loans	5,470	4,223
Other real estate owned	-	450
Total non-performing assets	$ 5,470	$ 4,673

Interest which would have been earned on loans classified as non-accrual at December 31, 2018 and 2017, was $255,000 and $226,000, respectively.

The Company’s loans that were modified for the years ended December 31, 2018 and 2017 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	5	$ 1,564	$ 1,564	5	$ 1,476	$ 1,476
Direct lease financing	3	870	870	1	$ 230	$ 230
Consumer	2	513	513	2	535	535
Total	10	$ 2,947	$ 2,947	8	$ 2,241	$ 2,241

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 85	$ 1,479	$ -	$ 115	$ 1,361
Direct lease financing	-	434	436	-	-	230
Consumer	-	-	513	-	-	535
Total	$ -	$ 519	$ 2,428	$ -	$ 115	$ 2,126

The Company had a commitment to extend $27,000 of additional credit to one loan classified as a troubled debt restructuring as of December 31, 2018 and a commitment to extend $228,000 to one loan classified as a troubled debt restructuring as of December 31, 2017.  However, the $228,000 commitment was not drawn upon.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan.  At December 31, 2018, there were ten troubled debt restructured loans with a balance of $2.9 million which had specific reserves of $1.5 million.  Approximately $1.4 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

The following table summarizes as of December 31, 2018 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2018
	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 258
Direct lease financing	2	735
Total	3	$ 993

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
December 31, 2018
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64			1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 397,571	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,504,777

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 396,700	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,497,991

December 31, 2017
Beginning balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8			24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 377,660	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,392,228

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 377,431	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,386,753

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2018 or December 31, 2017.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

December 31, 2018	30-59 Days past due	60-89 Days past due	90 Days or greater	Non-accrual	Total past due	Current	Total loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	392,451	397,571
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,493,381	$ 1,504,777

December 31, 2017
SBA non-real estate	$ 58	$ 268	$ -	$ 1,889	$ 2,215	$ 68,164	$ 70,379
SBA commercial mortgage	-	-	-	693	693	141,393	142,086
SBA construction	-	-	-	-	-	16,740	16,740
Direct lease financing	3,789	2,233	227	-	6,249	371,411	377,660
SBLOC	-	-	-	-	-	730,462	730,462
Other specialty lending	-	-	-	-	-	30,720	30,720
Consumer - other	-	-	-	-	-	4,482	4,482
Consumer - home equity	142	73	-	1,414	1,629	8,022	9,651
Unamortized loan fees and costs	-	-	-	-	-	10,048	10,048
	$ 3,989	$ 2,574	$ 227	$ 3,996	$ 10,786	$ 1,381,442	$ 1,392,228

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held for sale at the dates indicated (in thousands):

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	7,475	397,571
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 39,529	$ 1,504,777

December 31, 2017
SBA non-real estate	$ 63,547	$ 3,392	$ 3,450	$ -	$ -	$ -	$ (10)	$ 70,379
SBA commercial mortgage	141,084	277	693	-	-	-	32	142,086
SBA construction	16,740	-	-	-	-	-	-	16,740
Direct lease financing	204,906	-	2,895	-	-	8,820	161,039	377,660
SBLOC	357,050	-	-	-	-	-	373,412	730,462
Other specialty lending	30,720	-	-	-	-	-	-	30,720
Consumer	7,910	281	1,947	-	-	-	3,995	14,133
Unamortized loan fees and costs	-	-	-	-	-	-	10,048	10,048
	$ 821,957	$ 3,950	$ 8,985	$ -	$ -	$ 8,820	$ 548,516	$ 1,392,228

* At December 31, 2018, in excess of 50% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2018 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2018, approximately 50% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review or rated threshold for 2018 was 100%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of all loans exceeding $1.0 million and any classified loans.  At December 31, 2018, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Direct Lease Financing – The targeted review threshold for 2018 was 35%.  At December 31, 2018, approximately 58% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.0 million are reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2018 was 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2018, approximately 100% of the CMBS floating rate loans on the books more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) - 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2018, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2018, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2018 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2018, approximately 83% of the HELOC portfolio had been reviewed.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2018	2017
Furniture, fixtures, and equipment	3 to 12 years	$ 51,789	$ 49,995
Leasehold improvements	6 to 10 years	14,246	13,216
		66,035	63,211
Accumulated depreciation		(47,140)	(43,160)
		$ 18,895	$ 20,051

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $4.0 million, $4.5 million and $5.0 million, respectively.

Note G—Time Deposits

There were no time deposits outstanding at December 31, 2018 or 2017.

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

The Company holds variable interests in Walnut Street 2014-1 LLC (WS 2014), accounted for as a debt instrument for which the Company elected the fair value option.  The debt acquired was a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction. The assets within the securitization consisted of loans and loan collateral from the Company’s discontinued loan portfolio.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014, and therefore does not consolidate WS 2014.  At December 31, 2018, the Company’s investment in the WS 2014 was $59.3 million and was classified as an investment in unconsolidated entity in the consolidated balance sheet.  The Company’s remaining exposure to loss is equal to the balance of the Company’s interest, or $59.3 million.

The following table shows the total unpaid principal amount of assets held in WS 2014, shown as commercial and other, at December 31, 2018 and 2017 (in thousands).  Continuing involvement includes servicing the loans and holding senior interests or subordinated interests.  It also shows CRE1, CRE2, CRE3 and CRE4 which represent single securities purchased by the Company in each of the four securitizations for which the Company generated all of the commercial mortgage-backed loan collateral.

December 31, 2018
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 152,893	$ -	$ 152,893	$ 59,273
Commercial mortgage-backed securities
CRE1	126,393	-	126,393	16,687
CRE2	238,231	-	238,231	16,565
CRE3	284,069	-	284,069	24,390
CRE4	336,374	-	336,374	32,513

December 31, 2017
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs	VIEs	involvement	VIEs (b)
Commercial and other (a)	$ 158,508	$ -	$ 158,508	$ 74,473
Commercial mortgage-backed securities
CRE1	264,593	-	264,593	17,634
CRE2	314,361	-	314,361	23,010

(a) Consists of notes backed by commercial loans predominantly secured by real estate.

(b) Securities CRE1 and CRE2 are non-rated and securities CRE3 and CRE4 are "A" rated.  CRE1, CRE2 and CRE4 are valued by a pricing service or market levels and security CRE3 was valued by discounted cash flow analysis.

Note I—Debt

1.	Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $109.4 million at December 31, 2018.  Borrowings under this arrangement have a variable interest rate.  The Bank also had a $1.08 billion line with the Federal Reserve Bank as of that date.  As of December 31, 2018, the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2018	2017	2016
	(dollars in thousands)

Short-term borrowings and federal funds purchased
Balance at year-end	$ -	$ -	$ -
Average during the year	20,346	23,281	57,518
Maximum month-end balance	100,000	50,000	225,000
Weighted average rate during the year	2.22%	1.39%	0.62%
Rate at December 31	2.35%	1.34%	0.54%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 93	$ 217	$ 274
Average during the year	173	240	685
Maximum month-end balance	223	274	862
Weighted average rate during the year	0.00%	0.00%	0.29%
Rate at December 31	0.15%	0.23%	0.14%

3. Guaranteed Preferred Beneficiary Interest in the Company’s Subordinated Debt

As of December 31, 2018, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III.  In each case, the Company owns all the common securities of the Trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.
•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2018, the Trusts qualify as VIEs under ASC 810, Consolidation.  However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting

Note J—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66 per share.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method.  The Company did not repurchase shares in 2018, 2017 or 2016.

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $1.3 million, $1.0 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.  There were $300,000 of disbursements under the plan in 2018, 2017 and 2016, respectively.  The actuarial assumptions reflected a discount rate of 3.79%, a maximum potential life expectancy of 120 years and a monthly benefit of $25,000.  The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables. The Company reversed $34,000 of expense for this plan for the year ended December 31, 2018, and expensed $219,000 and $126,000 for this plan for the years ended December 31, 2017 and 2016 based upon changes to actuarial tables.  As of December 31, 2018, the Company had accrued $3.2 million for potential future payouts.

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

	For the years ended
	December 31,
	2018	2017	2016
	(in thousands)
Current tax provision
Federal	$ 11,038	$ 1,044	$ 702
Foreign	-	-	329
State	5,379	1,213	686
	16,417	2,257	1,717
Deferred tax provision (benefit)
Federal	13,926	22,599	(13,406)
State	1,898	(1,800)	(975)
	15,824	20,799	(14,381)
	$ 32,241	$ 23,056	$ (12,664)

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2018 and 34% for 2017 and 2016, are as follows:

	For the years ended
	December 31,
	2018	2017	2016
	(in thousands)

Computed tax expense at statutory rate	$ 25,154	$ 13,734	$ (23,509)
Tax effect of federal rate change	-	17,293	-
State taxes	6,148	1,199	(191)
Tax-exempt interest income	(408)	(1,600)	(1,771)
Foreign income tax rate difference	-	-	(147)
Meals and entertainment	80	63	128
Other nondeductible items	546	2,421	-
Foreign dividend income	-	-	719
Valuation allowance - domestic	721	(9,813)	8,780
Valuation allowance - foreign	-	-	3,327
Other	-	(241)	-
	$ 32,241	$ 23,056	$ (12,664)

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 1,817	$ 1,490
Non-accrual interest	1,993	1,496
Deferred compensation	680	750
State taxes	1,558	3,456
Nonqualified stock options	1,440	1,330
Capital loss limitations	3,579	1,343
Tax deductible goodwill	3,462	3,895
Partnership interest, Walnut St basis difference	10,412	8,774
Fair value adjustment to investments	753	621
Loan charges	4,352	11,789
Unrealized loss on AFS securities	5,240	1,686
AMT tax credit	-	2,951
Federal net operating loss	-	4,776
Other	1,260	1,533
Total gross deferred tax assets	36,546	45,890
Federal and state valuation allowance	(12,952)	(9,995)

Deferred tax liabilities:
Discount on Class A notes	92	92
Depreciation	1,880	1,001
Total deferred tax liabilities	1,972	1,093
Net deferred tax asset	$ 21,622	$ 34,802

The Company has approximately $17.7 million of state net operating losses from several states that will expire at varying times over the next 20 years.

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets.  The majority of valuation allowances reversed in 2017 with the remaining valuation allowance reflecting capital losses in Walnut Street.  The remaining valuation allowance will likely reverse only to the extent that recoveries exceed any potential future losses in Walnut Street.  The federal and state valuation allowance at December 31, 2018 and 2017, respectively, was $14.3 million and $10.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2018	2017	2016
	(in thousands)
Beginning balance at January 1	$ 338	$ 339	$ 340
Decreases in tax provisions for prior years	-	(1)	(1)
Gross unrecognized tax benefits at December 31	$ 338	$ 338	$ 339

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2018.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2015 remain subject to examination by the federal authorities and 2014 and after remain subject to examination by most of the state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%. The Company has updated any of its provisional amounts related to the Tax Act and accounting for this is now final.

Note M—Stock-Based Compensation.

In May 2018, the Company adopted an Equity Incentive Plan (the 2018 Plan).  Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan.  The option term may not exceed 10 years from the date of the grant.  Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 1,700,000 shares of common stock were reserved for issuance by the 2018 Plan. Restricted stock units may also be granted under the 2018 Plan with conditions similar to those for options.

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

A summary of the Company’s stock options is presented below:

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2018	1,452,625	$ 8.30	4.64	$ 2,382,663
Granted	-	-	-	-
Exercised	(23,125)	9.45	-	9,735
Expired	-	-	-	-
Forfeited	(153,000)	8.69	-	-
Outstanding at December 31, 2018	1,276,500	$ 8.23	3.77	$ 511,200
Exercisable at December 31, 2018	1,126,500	$ 8.43	3.29	$ 329,700

A summary of the Company’s restricted stock units is presented below:

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2018	1,264,454	$ 5.49	1.67
Granted	507,792	11.07	1.32
Vested	(571,548)	5.43	-
Forfeited	(349,761)	5.53	-
Outstanding at December 31, 2018	850,937	$ 8.84	1.44

In 2018, The Company granted 507,792 restricted stock units at a fair value of $11.07 of which 440,292 with a vesting period of 2.8 years and 67,500 with a vesting period of one year.  In 2017, the Company granted 955,024 restricted stock units at a fair value of $5.47 per unit of which 820,024 had a vesting period of three years and 135,000 had a vesting period of one year.  The Company granted 789,000 restricted stock units with a vesting period of three years at a fair value of $5.36 per unit in 2016.

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2018, and changes during the year then ended, is presented below:

		Weighted average
		grant date
	Shares	fair value
Non-Vested at January 1, 2018	236,250	$ 2.95
Granted	-	-
Vested	(86,250)	3.06
Expired	-	-
Forfeited	-	-
Non-Vested at December 31, 2018	150,000	$ 2.89

The Company granted 300,000 common stock options in 2016, with a vesting period of four years, whereas in 2018 and 2017 the Company did not grant any common stock options.  The weighted average fair value of the stock options issued in 2016 was $2.89.

There were 594,673 options exercised and restricted stock units vested in 2018, 468,431 options exercised and restricted stock units vested in 2017 and 84,020 options exercised and restricted stock units vested in 2016.  The total intrinsic value of the options exercised and stock units vested in 2018, 2017 and 2016 was $6.2 million, $3.0 million and $415,000, respectively.  The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2018 was $3.2 million.

As of December 31, 2018, there was a total of $5.2 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.2 years.  For the years ended December 31, 2018, 2017 and 2016 total compensation expense under share based payment arrangements was $3.4 million, $3.2 million and $2.8 million respectively and the related tax benefits recognized were $724,000,  $1.1 million and $952,000, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2018	2017	2016
Risk-free interest rate	-	-	1.85%
Expected dividend yield	-	-	-
Expected volatility	-	-	44.54%
Expected lives (years)	-	-	1.0-5.5

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2018 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $2.6 million and $4.7 million as of December 31, 2018 and 2017, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2018, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2018 and 2017, loans to these related parties amounted to $2.0 million and $1.7 million, respectively.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In 2018, the Bank purchased $7.1 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for the SBA loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in full compliance with all of the terms of the repurchase agreements at December 31, 2018 and had complied with the terms for all prior repurchase agreements.  There were $0 and $64.3 million of repurchase transactions outstanding at December 31, 2018 and 2017, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $3.0 million in 2018, $3.5 million in 2017 and $4.0 million in 2016 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the company is actively managing its facilities.  The Company exited its Philadelphia and Tampa leased sites and has subleased those offices.  A sublessee is being sought for New York city space which was vacated in favor of a smaller, less costly site which was also leased in New York city and for which the lease will expire in 2024.

The Company’s lease for its Delaware operations facility expires in 2025.  The Company also has leases for business production offices in Maryland, Minnesota, North Carolina, Pennsylvania, Utah and Washington State that expire at various times through 2022.  The Company’s lease in South Dakota for its prepaid card division, also expires in 2022.  The Company’s leases in Illinois for its Small Business Lending division, and in New Jersey for its leasing business, expire in 2020.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2019	$ 3,793
2020	3,800
2021	3,407
2022	2,996
2023	2,766
Thereafter	4,682
$ 21,444

Rent and related expense for the years ended December 31, 2018, 2017 and 2016 was approximately $4.5 million, $4.4 million and $4.6 million net of sublease rentals of approximately $186,300,  $100,200 and $67,000, respectively.

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

Note P—Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they become payable.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contractual, or notional, amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2018	2017
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 1,683,499	$ 1,445,425
Standby letters of credit	1,150	2,279
	$ 1,684,649	$ 1,447,704

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. The vast majority of commitments to extend credit arise from security backed lines of credit (SBLOC) which are variable rate and which represent collateral values available to support additional extensions of credit, and not expected usage. The majority of such lines of credit have historically not drawn upon.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2018. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The standby letters of credit expire as follows: $972,000 in 2019 and $178,000 in 2020.

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

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no transfers between the three levels which categorize assets and liabilities by the type of information available for valuation purposes in either 2018 or 2017. In 2016, certain securities were reclassified to level 2 from level 1 based upon an assessment of current market information. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the FRB and securities purchased under agreements to resell, had recorded values of $554.3 million and $908.9 million at December 31, 2018 and 2017, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices or other observable inputs, if available, or by an estimation methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity and investments in certain available for sale securities are determined using unobservable (Level 3) inputs that are based on the best information available in the circumstances when market information is not available.  For these investment securities, fair values are based on the present value of expected cash flows from principal and interest.

Commercial loans held for sale generally have estimated fair values, on an individual loan basis, based upon market indications of the sales price of such loans from recent sales transactions. If such information is not available, fair values reflect cash flow analysis based upon pricing for similar loans.

Loans, net of deferred loan fees and costs, have an estimated fair value using the present value of future cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for borrower-specific credit risk.  The carrying value of accrued interest approximates fair value.

FHLB and Atlantic Central Bankers Bank stock are held as required by those respective institutions and are carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Investment in unconsolidated entity - On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, WS 2014. For information regarding this transaction see Note H.  The fair value of the notes issued to the Bank by WS 2014 was initially established by the sales price and subsequently marked to fair value which is determined using a discounted cash flow analysis.  At December 31, 2018, the cash flows were modeled using a discount rate of 6.30%, based on market indications.  A constant default rate on cash flowing loans of 1%,  net of recoveries, was utilized.  The change in value of investment in unconsolidated entity in the consolidated statements of operations reflects changes in estimated fair value.

Assets held for sale from discontinued operations as of December 31, 2018 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held for sale are based on “unobservable inputs” that are based upon available information.  For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For SBA loans, market indications for similar loans were utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

Demand deposits (comprising interest and non-interest bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short term borrowings outstanding at December 31, 2018 or 2017.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were no time deposits outstanding at December 31, 2018 or 2017.

Long term borrowings resulted from sold loans which did not qualify for true sale accounting. They are presented in the amount of principal of such loans.

Interest rate swaps are recorded in other assets and have a fair value which is estimated using models that use readily observable market inputs and a market standard methodology applied to the contractual terms of the derivatives, including the period to maturity and the applicable interest rate index.

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

	December 31, 2018
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$ 1,236,324	$ 1,236,324	$ -	$ 1,211,934	$ 24,390
Investment securities, held-to-maturity	84,432	83,391	-	76,113	7,278
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held for sale	688,471	688,471	-	-	688,471
Loans, net of deferred loan fees and costs	1,504,777	1,503,780	-	-	1,503,780
Investment in unconsolidated entity	59,273	59,273	-	-	59,273
Assets held for sale from discontinued operations	197,831	197,831	-	-	197,831
Interest rate swaps, asset	1,681	1,681	-	1,681	-
Demand and interest checking	3,904,638	3,904,638	3,904,638	-	-
Savings and money market	31,076	31,076	31,076	-	-
Subordinated debentures	13,401	9,975	-	-	9,975
Securities sold under agreements to repurchase	93	93	93	-	-

	December 31, 2017
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$ 1,294,484	$ 1,294,484	$ -	$ 1,253,840	$ 40,644
Investment securities, held-to-maturity	86,380	85,345	-	78,745	6,600
Securities purchased under agreements to resell	64,312	64,312	64,312	-	-
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	991	991	-	-	991
Commercial loans held for sale	503,316	503,316	-	-	503,316
Loans, net of deferred loan fees and costs	1,392,228	1,391,701	-	-	1,391,701
Investment in unconsolidated entity	74,473	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	304,313	-	-	304,313
Interest rate swaps, asset	1,243	1,243	-	1,243	-
Demand and interest checking	3,806,965	3,806,965	3,806,965	-	-
Savings and money market	453,877	453,877	453,877	-	-
Subordinated debentures	13,401	9,173	-	-	9,173
Securities sold under agreements to repurchase	217	217	217	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,362	$ -	$ 53,362	$ -
Asset-backed securities	188,602	-	188,602	-
Obligations of states and political subdivisions	67,986	-	67,986	-
Residential mortgage-backed securities	369,741	-	369,741	-
Collateralized mortgage obligation securities	262,207	-	262,207	-
Commercial mortgage-backed securities	294,426	-	270,036	24,390
Total investment securities, available-for-sale	1,236,324	-	1,211,934	24,390
Commercial loans held for sale	688,471	-	-	688,471
Investment in unconsolidated entity	59,273	-	-	59,273
Assets held for sale from discontinued operations	197,831	-	-	197,831
Interest rate swaps, asset	1,681	-	1,681	-
	$ 2,183,580	$ -	$ 1,213,615	$ 969,965

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 49,902	$ -	$ 49,902	$ -
Asset-backed securities	270,085	-	270,085	-
Obligations of states and political subdivisions	75,849	-	75,849	-
Residential mortgage-backed securities	448,852	-	448,852	-
Collateralized mortgage obligation securities	246,493	-	246,493	-
Commercial mortgage-backed securities	203,303	-	162,659	40,644
Total investment securities, available-for-sale	1,294,484	-	1,253,840	40,644
Commercial loans held for sale	503,316	-	-	503,316
Investment in unconsolidated entity	74,473	-	-	74,473
Assets held for sale from discontinued operations	304,313	-	-	304,313
Interest rate swaps, asset	1,243	-	1,243	-
	$ 2,177,829	$ -	$ 1,255,083	$ 922,746

The Company’s Level 3 asset activity for the categories shown for the years 2018 and 2017 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held for sale
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Beginning balance	$ 40,644	$ -	$ 503,316	$ 663,140
Transfers into level 3	-	19,441	-	-
Transfers out of level 3	(74,355)	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	19,850	19,883
Included in other comprehensive loss	(688)	(497)	-	-
Purchases, issuances, sales and settlements
Purchases	62,076	24,112	-	-
Issuances	-	-	866,303	521,914
Sales	-	-	(700,998)	(701,621)
Settlements	(3,287)	(2,412)	-	-
Ending balance	$ 24,390	$ 40,644	$ 688,471	$ 503,316

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ (922)	$ 911

The Company’s Level 3 asset activity for the categories shown for the years 2018 and 2017 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held for sale
	unconsolidated entity		from discontinued operations
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Beginning balance	$ 74,473	$ 126,930	$ 304,313	$ 360,711
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	(3,689)	(20)	352	557
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	1,664	11,450
Sales	-	-	(35,000)	-
Settlements	(11,511)	(52,437)	(62,754)	(52,450)
Charge-offs	-	-	(10,744)	(15,955)
Ending balance	$ 59,273	$ 74,473	$ 197,831	$ 304,313

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ (3,689)	$ (20)	$ 352	$ (4,776)

	Fair value at	Fair value at			Range at	Range at
Level 3 instruments only	December 31, 2018	December 31, 2017	Valuation techniques	Unobservable inputs	December 31, 2018	December 31, 2017

Investment securities, available-for-sale	$ 24,390	$ 40,644	Discounted cash flow	Discount rate	6.55%	7.0% - 9.5%
Investment securities, held-to-maturity	7,278	6,600	Discounted cash flow	Discount rate	8.80%	8.00%
Federal Home Loan Bank and Atlantic	1,113	991	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,503,780	1,391,701	Discounted cash flow	Discount rate	4.22% - 6.93%	3.5% - 7.2%
costs
Commercial - SBA	199,977	165,176	Traders' pricing	Offered quotes	99.125 - 110	100 - 117.25
Commercial - fixed	95,307	118,608	Discounted cash flow	Discount rate	5.23% - 6.92%	4.85% - 7.05%
Commercial - floating	393,187	219,532	Discounted cash flow	Discount rate	5.41% - 7.75%	5.53% - 6.04%
Commercial loans held for sale	688,471	503,316
Investment in unconsolidated entity	59,273	74,473	Discounted cash flow	Discount rate	6.30%	4.75%
				Default rate	1.00%	1.00%
Assets held for sale from discontinued	197,831	304,313	Discounted cash flow	Discount rate,	4.26% - 8.36%	3.89% - 9.59%
operations				Credit analysis
Subordinated debentures	9,975	9,173	Discounted cash flow	Discount rate	8.81%	7.00%

Fair values in the above table which are estimated by the discounted cash flow method, are subject to uncertainty resulting from the discount rate used as of the reporting date. The discount rates used are based on market comparables, which may vary significantly between periods based on credit spreads, interest rates movements or expected interest rate movements, or competitive factors. Changes in these factors could have a significant impact on estimated fair values.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2018 and 2017 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,747	$ -	$ -	$ 3,747
Intangible assets	3,846	-	-	3,846
	$ 7,593	$ -	$ -	$ 7,593

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,559	$ -	$ -	$ 3,559
Other real estate owned	450	-	-	450
Intangible assets	5,377	-	-	5,377
	$ 9,386	$ -	$ -	$ 9,386
(1)

The method of valuation approach for the impaired loans and other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.  Intangible assets are valued based upon internal analyses.

At December 31, 2018, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at estimated fair value of $3.7 million.  To arrive at that fair value, related loan principal of $6.7 million was reduced by specific reserves of $3.0 million within the allowance for loan losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  Included in the impaired balance at December 31, 2018, were troubled debt restructured loans with a balance of $2.9 million which had specific reserves of $1.5 million. At December 31, 2017, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at estimated fair value of $3.6 million.  To arrive at that fair value, related loan principal of $5.5 million was reduced by specific reserves of $1.9 million within the allowance for loan losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  Included in the impaired balance at December 31, 2017, were troubled debt restructured loans with a balance of $1.8 million which had specific reserves of $501,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held for sale.  These instruments are not accounted for as effective hedges.  As of December 31, 2018, the Company had entered into eight interest rate swap agreements with an aggregate notional amount of $42.8 million.  Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR.  The Company recorded income of $648,000 and $3.2 million for the years ended December 31, 2018 and 2016, respectively and recorded a loss of $2.0 million for the year ended December 31, 2017, to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under net realized and unrealized gains (losses) on loans originated for sale.  At December 31, 2018, the amount receivable by the Company under these swap agreements was $1.7 million.  At December 31, 2017, the amount receivable by the Company under these swap agreements was $1.2 million.  At December 31, 2018 and 2017, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $251,000 and $757,000, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2018 are summarized below (in thousands):

	December 31, 2018
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	2.58%	382
August 17, 2025	2,500	2.27%	2.64%	52
August 17, 2025	2,500	2.27%	2.64%	52
December 23, 2025	6,800	2.16%	2.82%	204
December 24, 2025	8,200	2.17%	2.82%	236
January 28, 2026	3,000	1.87%	2.51%	146
July 20, 2026	6,300	1.44%	2.47%	519
December 12, 2026	3,200	2.26%	2.78%	90
Total	$ 42,800			$ 1,681

The $1.7 million fair value of the outstanding derivatives at December 31, 2018 as detailed in the above table, was recorded in other assets on the consolidated balance sheet.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  The Bank has entered into consent orders with the FDIC which prohibits the Bank from paying dividends without prior FDIC approval. In addition, the Company received a Supervisory Letter from the Federal Reserve pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the distributions on the Company’s trust preferred securities due December 15, 2018.  Future payments are subject to future approval by the Federal Reserve. (See Note I)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time reflecting a variety of factors including deterioration in asset quality.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2018
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 424,682	21.07%	$ 161,238	>=8.00	N/A	N/A
The Bancorp Bank	416,077	20.61%	161,506	8.00	201,882	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	416,029	20.64%	120,928	>=6.00	N/A	N/A
The Bancorp Bank	407,425	20.18%	121,129	6.00	161,506	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	416,029	10.11%	168,160	>=4.00	N/A	N/A
The Bancorp Bank	407,425	9.70%	171,019	4.00	213,774	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	416,029	20.64%	80,619	>=4.00	N/A	N/A
The Bancorp Bank	407,425	20.18%	90,847	4.50	131,223	>= 6.50%

As of December 31, 2017
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 331,500	17.09%	$ 155,183	>=8.00	N/A	N/A
The Bancorp Bank	320,743	16.59%	154,648	8.00	193,310	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	324,404	16.73%	116,387	>=6.00	N/A	N/A
The Bancorp Bank	313,648	16.23%	115,986	6.00	154,648	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	324,404	7.90%	168,442	>=4.00	N/A	N/A
The Bancorp Bank	313,648	7.61%	167,782	4.00	209,728	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	324,404	16.73%	77,591	>=4.00	N/A	N/A
The Bancorp Bank	313,648	16.23%	86,990	4.50	125,652	>= 6.50%

As of December 31, 2018, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, capital rules were modified as part of a multi-year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations.  The consent orders required the Bank to pay a $3.0 million civil money penalty in 2015, and to substantially revise and enhance its compliance programs with respect to the Bank Secrecy Act, or BSA, Anti-Money Laundering Act, or AML, and other areas.  As a result of these orders, the Bank incurred significant remediation expenses for third-party consultants in 2016 and 2015.  The vast majority of the expense was to perform a “look back” to analyze historical transactions which was concluded in the third quarter of 2016.  Additional permanent expenses have and will result due to a significant increase in the number of employees performing BSA/AML related functions.  The consent orders restrict the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating ACH transactions for new merchant-related payments.  The removal of these limitations depends upon the Bank’s issuance of a BSA report to the FDIC summarizing the completion of certain corrective action and the FDIC’s approval thereof.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors (“Third-Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third-Party Processor at its own expense.  The Bank is in the process of complying with the written documentation and audit requirements of the Restitution Order.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which was recognized as expense on September 30, 2017 and which was subsequently paid.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2018	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 35,307	$ 35,360	$ 38,656	$ 38,637
Net interest income	30,074	29,534	30,632	30,609
Provision for loan and lease losses	700	900	1,060	925
Non-interest income	29,095	17,040	90,970	16,690
Non-interest expense	39,049	37,310	37,299	37,620
Income from continuing operations before income tax expense	19,420	8,364	83,243	8,754
Income tax expense	5,399	2,209	21,942	2,691
Net income from continuing operations	14,021	6,155	61,301	6,063
Net income (loss) from discontinued operations, net of tax	119	(14)	(24)	1,056
Net income available to common shareholders	$ 14,140	$ 6,141	$ 61,277	$ 7,119

Net earnings per share from continuing operations - basic	$ 0.25	$ 0.11	$ 1.09	$ 0.11
Net earnings per share from discontinued operations - basic	$ -	$ -	$ -	$ 0.02
Net earnings per share - basic	$ 0.25	$ 0.11	$ 1.09	$ 0.13

Net earnings per share from continuing operations - diluted	$ 0.25	$ 0.11	$ 1.07	$ 0.11
Net earnings per share from discontinued operations - diluted	$ -	$ -	$ -	$ 0.02
Net earnings per share - diluted	$ 0.25	$ 0.11	$ 1.07	$ 0.13

	Three months ended
2017	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 28,449	$ 30,813	$ 31,914	$ 30,844
Net interest income	24,877	27,215	27,901	26,687
Provision for loan and lease losses	1,000	350	800	770
Non-interest income	24,219	18,173	29,007	20,149
Non-interest expense	37,783	37,363	43,883	35,885
Income from continuing operations before income tax expense	10,313	7,675	12,225	10,181
Income tax expense (benefit)	4,011	(9,923)	5,455	23,513
Net income (loss) from continuing operations	6,302	17,598	6,770	(13,332)
Net income from discontinued operations, net of tax	1,661	1,266	511	897
Net income (loss) available to common shareholders	$ 7,963	$ 18,864	$ 7,281	$ (12,435)

Net earnings (loss) per share from continuing operations - basic	$ 0.11	$ 0.32	$ 0.12	$ (0.24)
Net earnings per share from discontinued operations - basic	$ 0.03	$ 0.02	$ 0.01	$ 0.02
Net earnings (loss) per share - basic	$ 0.14	$ 0.34	$ 0.13	$ (0.22)

Net earnings (loss) per share from continuing operations - diluted	$ 0.11	$ 0.32	$ 0.12	$ (0.24)
Net earnings per share from discontinued operations - diluted	$ 0.03	$ 0.02	$ 0.01	$ 0.02
Net earnings (loss) per share - diluted	$ 0.14	$ 0.34	$ 0.13	$ (0.22)

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets
Cash and due from banks	$ 14,090	$ 15,270
Investment in subsidiaries	396,753	312,961
Other assets	9,368	9,347
Total assets	$ 420,211	$ 337,578

Liabilities and stockholders' equity
Other liabilities	$ 34	$ 28
Subordinated debentures	13,401	13,401
Stockholders' equity	406,776	324,149
Total liabilities and stockholders' equity	$ 420,211	$ 337,578

Condensed Statements of Operations

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Income
Other income	$ 517	$ 31,852	$ 40,851
Total income	517	31,852	40,851

Expense
Interest on subordinated debentures	714	586	520
Non-interest expense	4,528	37,465	42,416
Total expense	5,242	38,051	42,936
Equity in undistributed income of subsidiaries	93,402	25,097	(94,407)
Income (loss) before tax benefit	88,677	18,898	(96,492)
Income tax benefit	-	(2,775)	-
Net income (loss) available to common shareholders	$ 88,677	$ 21,673	$ (96,492)

Condensed Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net income (loss)	$ 88,677	$ 21,673	$ (96,492)
(Increase) decrease in other assets	(22)	3,045	1,308
Increase in other liabilities	6	5	2
Stock based compensation expense	3,450	3,245	2,761
Equity in undistributed (income) loss	(93,402)	(25,097)	94,407
Net cash provided by (used in) operating activities	(1,291)	2,871	1,986

Investing activities
Contribution to subsidiary	-	-	(78,000)
Net cash used in investing activities	-	-	(78,000)

Financing activities
Proceeds from the issuance of common stock	-	-	74,812
Proceeds from the exercise of common stock options	111	-	-
Proceeds from advances from subsidiaries	-	4,128	-
Net cash provided by financing activities	111	4,128	74,812
Net increase (decrease) in cash and cash equivalents	(1,180)	6,999	(1,202)
Cash and cash equivalents, beginning of year	15,270	8,271	9,473
Cash and cash equivalents, end of year	$ 14,090	$ 15,270	$ 8,271

Note V—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note W- Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  The chief decision maker for these segments is the Chief Executive Officer.  Specialty finance includes commercial mortgage loan sales, SBA loans, direct lease financing and security backed lines of credit and deposits generated by those business lines.  Payments include prepaid cards, card payments, ACH processing and healthcare accounts and deposits generated by those business lines.  Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses.  Investment income is reallocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 95,221	$ -	$ 52,739	$ -	$ 147,960
Interest allocation	-	52,739	(52,739)	-	-
Interest expense	3,970	21,293	1,849	-	27,111
Net interest income (loss)	91,251	31,446	(1,849)	-	120,849
Provision for loan and lease losses	3,585	-	-	-	3,585
Non-interest income	89,187	63,939	668	-	153,795
Non-interest expense	57,952	65,894	27,432	-	151,278
Income (loss) from continuing operations before taxes	118,902	29,492	(28,613)	-	119,781
Income tax expense	-	-	32,241	-	32,241
Income (loss) from continuing operations	118,902	29,492	(60,854)	-	87,540
Income from discontinued operations	-	-	-	1,137	1,137
Net income (loss)	$ 118,902	$ 29,492	$ (60,854)	$ 1,137	$ 88,677

	For the year ended December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 78,464	$ -	$ 43,556	$ -	$ 122,020
Interest allocation	-	43,556	(43,556)	-	-
Interest expense	3,455	10,475	1,410	-	15,340
Net interest income (loss)	75,009	33,081	(1,410)	-	106,680
Provision for loan and lease losses	2,920	-	-	-	2,920
Non-interest income	27,952	61,781	1,815	-	91,548
Non-interest expense	56,472	71,029	27,413	-	154,914
Income (loss) from continuing operations before taxes	43,569	23,833	(27,008)	-	40,394
Income tax expense	-	-	23,056	-	23,056
Income (loss) from continuing operations	43,569	23,833	(50,064)	-	17,338
Income from discontinued operations	-	-	-	4,335	4,335
Net income (loss)	$ 43,569	$ 23,833	$ (50,064)	$ 4,335	$ 21,673

	For the year ended December 31, 2016
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 67,506	$ 2	$ 34,711	$ -	$ 102,219
Interest allocation	-	34,711	(34,711)	-	-
Interest expense	2,958	7,554	1,741	-	12,253
Net interest income (loss)	64,548	27,159	(1,741)	-	89,966
Provision for loan and lease losses	3,360	-	-	-	3,360
Non-interest income	(27,913)	63,172	7,228	-	42,486
Non-interest expense	64,266	117,888	16,420	-	198,573
Loss from continuing operations before taxes	(30,991)	(27,557)	(10,933)	-	(69,481)
Income tax benefit	-	-	(12,664)	-	(12,664)
Income (loss) from continuing operations	(30,991)	(27,557)	1,731	-	(56,817)
Loss from discontinued operations	-	-	-	(39,675)	(39,675)
Net income (loss)	$ (30,991)	$ (27,557)	$ 1,731	$ (39,675)	$ (96,492)

December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,181,499	$ 43,737	$ 2,014,844	$ 197,831	$ 4,437,911
Total liabilities	$ 281,326	$ 3,545,877	$ 203,932	$ -	$ 4,031,135

December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 1,865,572	$ 29,615	$ 2,508,647	$ 304,313	$ 4,708,147
Total liabilities	$ 653,952	$ 3,371,730	$ 358,316	$ -	$ 4,383,998

Note W—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations and focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition including sales to independent purchasers.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the assets of the commercial lending operations to be disposed are presented as assets held for sale from discontinued operations in the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2018, 2017 and 2016. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2018	2017	2016
		(in thousands)
Interest income	$ 8,810	$ 12,655	$ 18,275
Interest expense	-	-	-
Net interest income	8,810	12,655	18,275

Non-interest income	910	1,095	749
Non-interest expense	8,229	9,691	62,141

Income (loss) before taxes	1,491	4,059	(43,117)
Income tax (benefit) expense	354	(276)	(3,442)
Net income (loss)	$ 1,137	$ 4,335	$ (39,675)

	December 31,	December 31,
	2018	2017
	(in thousands)
Loans, net	$ 170,662	$ 270,051
Other real estate owned	27,169	34,262
Total assets	$ 197,831	$ 304,313

Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flows analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans.

The Company has securitized or sold loans with a book value of approximately $406.8 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $406.8 million of loans sold had a face value of approximately $481.7 million.  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were securitized in the fourth quarter of 2014 to WS 2014.  The securitization, referred to as Walnut Street, is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the securitization was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans securitized, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  In the third quarter of 2016, $64.6 million of loans were sold at minimal gain. In 2017 and 2018, further dispositions including refinancings at other financial institutions were reflected in the December 31, 2018 discontinued operations balance of $197.8 million, compared to a balance of $304.3 million and $360.7 million, respectively at December 31, 2017 and 2016.  The Company continues to pursue additional loan dispositions.

Additionally, the consolidated balance sheet reflects $59.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, in which the Company retains an interest as explained above.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2018.  Their report dated March 15, 2019 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 15, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in the 2019 Proxy Statement to be filed is incorporated herein by reference

Item 11. Executive Compensation

Information included in the 2019 Proxy Statement to be filed is incorporated herein by reference

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2019 Proxy Statement to be filed is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in the 2019 Proxy Statement to be filed is incorporated herein by reference

Item 14. Principal Accountant Fees and Services

Information included in the 2019 Proxy Statement to be filed is incorporated herein by reference

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2018 and 2017

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2018

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2018

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2018

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (13)
3.1.3	Amendment to Certificate of Incorporation filed June 1, 2016 (13)
3.2	Amended and Restated Bylaws (14)
4.1	Specimen stock certificate (1)
10.1	1999 Stock Option Plan (the “1999 SOP”) (2)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP (2)
10.3	Form of Grant of Incentive Stock Options under the 1999 SOP (2)
10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) (3)
10.5	Form of Grant of Non-Qualified Stock Option under the 2005 Plan (4)
10.6	Form of Grant of Incentive Stock Option under the 2005 Plan (4)
10.7	Form of Stock Unit Award Agreement under the 2005 Plan (5)
10.8	Stock Option and Equity Plan of 2011 (7)
10.9	Form of Grant of Nonqualified Stock Option under the 2011 Plan (6)
10.10	Form of Restricted Stock Unit Award Agreement (8)
10.11.1	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (9)
10.11.2	Amendment One to Stock Option and Equity Plan of 2013 (10)
10.12	Form of Grant of Stock Option under the 2013 Plan (11)
10.13	Form of Grant of Stock Award under the 2013 Plan (11)
10.14.1	The Bancorp, Inc. 2018 Equity Incentive Plan (12)
10.14.2	First Amendment to The Bancorp, Inc 2018 Equity Incentive Plan (12)
10.15	Form of Restricted Stock Unit Award Agreement (12)
10.16	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (15)

10.17	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (16)
10.18	Letter Agreement with Damian Kozlowski (17)
10.19	Letter Agreement with Hugh McFadden (17)
10.20	Letter Agreement with John Leto (17)
10.21	Securities Purchase Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (18)
10.22	Registration Rights Agreement, dated August 5, 2016, between The Bancorp, Inc. and each of the Investors (18)
10.23	Subscription Agreement, dated August 5, 2016, between The Bancorp, Inc. and the purchasers named therein (18)
10.24	Asset Purchase Agreement dated as of July 10, 2018 (19)
21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *

*	Filed herewith.
(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein (File No. 000-51018).
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed March 23, 2011, and by this reference incorporated herein (File No. 000-51018).
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein (File No. 000-51018).
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein (File No. 000-51018).
(10)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2018 (File No. 000-51018).
(11)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein (File No. 000-51018).
(12)	Filed previously as an exhibit to our current report on Form 8-K/A filed May 17, 2018, and by this reference incorporated herein (File No. 000-51018).
(13)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(14)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017 (File No. 000-51018).
(15)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein (File No. 000-51018).
(16)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015, and by this reference incorporated herein (File No. 000-51018).

(17)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed August 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(18)	Filed previously as an exhibit to our current report on Form 8-K filed August 8, 2016, and by this reference incorporated herein (File No. 000-51018).
(19)	Filed previously as an exhibit to our current report on Form 8-K filed July 10, 2018, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2019	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Damian M. Kozlowski	Chief Executive Officer	March 15, 2019
DAMIAN M. KOZLOWSKI	(principal executive officer)

/s/ John C. Chrystal	Director	March 15, 2019
JOHN C. CHRYSTAL

/s/ Daniel G. Cohen	Director	March 15, 2019
DANIEL G. COHEN

/s/ Walter T. Beach	Director	March 15, 2019
WALTER T. BEACH

/s/ Michael J. Bradley	Director	March 15, 2019
MICHAEL J. BRADLEY

/s/ Matthew Cohn	Director	March 15, 2019
MATTHEW COHN

/s/ William H. Lamb	Director	March 15, 2019
WILLIAM H. LAMB

/s/ James J. McEntee III	Director	March 15, 2019
JAMES J. MCENTEE III

/s/ Mei-Mei Tuan	Director	March 15, 2019
EI-MEI TUAN

/s/ Hersh Kozlov	Director	March 15, 2019
HERSH KOZLOV

/s/ John Eggemeyer	Director	March 15, 2019
JOHN EGGEMEYER

/s/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 15, 2019
PAUL FRENKIEL	(principal accounting officer)