Form 10-Q
period 2019-03-31
Bancorp, Inc.
filed 2019-05-09
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2019

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

    Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock	TBBK	Nasdaq Global Select

As of May 3, 2019, there were 56,468,004 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 11,678	$ 2,440
Interest earning deposits at Federal Reserve Bank	714,514	551,862
Total cash and cash equivalents	726,192	554,302

Investment securities, available-for-sale, at fair value	1,368,602	1,236,324
Investment securities, held-to-maturity (fair value $83,192 and $83,391, respectively)	84,428	84,432
Commercial loans held-for-sale, at fair value	570,426	688,471
Loans, net of deferred loan fees and costs	1,510,395	1,501,976
Allowance for loan and lease losses	(9,954)	(8,653)
Loans, net	1,500,441	1,493,323
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113
Premises and equipment, net	18,056	18,895
Accrued interest receivable	13,907	12,753
Intangible assets, net	3,463	3,846
Deferred tax asset, net	18,423	21,622
Investment in unconsolidated entity, at fair value	58,258	59,273
Assets held-for-sale from discontinued operations	188,025	197,831
Other assets	75,642	65,726
Total assets	$ 4,626,976	$ 4,437,911

LIABILITIES
Deposits
Demand and interest checking	$ 3,993,828	$ 3,904,638
Savings and money market	31,470	31,076
Total deposits	4,025,298	3,935,714

Securities sold under agreements to repurchase	93	93
Subordinated debentures	13,401	13,401
Long-term borrowings	41,499	41,674
Other liabilities	111,905	40,253
Total liabilities	4,192,196	4,031,135

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,568,004 and 56,446,088
shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	56,568	56,446
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	367,483	366,181
Accumulated earnings (deficit)	17,113	(817)
Accumulated other comprehensive loss	(5,518)	(14,168)
Total shareholders' equity	434,780	406,776

Total liabilities and shareholders' equity	$ 4,626,976	$ 4,437,911

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2019	2018
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 30,499	$ 23,302
Investment securities:
Taxable interest	10,530	9,699
Tax-exempt interest	47	60
Federal funds sold/securities purchased under agreements to resell	-	414
Interest earning deposits	2,502	1,832
	43,578	35,307
Interest expense
Deposits	8,870	4,969
Short-term borrowings	503	104
Subordinated debentures	195	160
	9,568	5,233
Net interest income	34,010	30,074
Provision for loan and lease losses	1,700	700
Net interest income after provision for loan and lease losses	32,310	29,374

Non-interest income
Service fees on deposit accounts	47	1,576
ACH, card and other payment processing fees	2,303	1,692
Prepaid card fees	16,163	14,282
Net realized and unrealized gains on commercial loans originated for sale	10,763	11,729
Gain on sale of investment securities	-	26
Change in value of investment in unconsolidated entity	-	(1,171)
Leasing income	695	487
Affinity fees	-	102
Other	394	372
Total non-interest income	30,365	29,095

Non-interest expense
Salaries and employee benefits	23,840	21,073
Depreciation and amortization	974	1,031
Rent and related occupancy cost	1,428	1,359
Data processing expense	1,269	2,005
Printing and supplies	140	189
Audit expense	467	469
Legal expense	1,324	2,431
Amortization of intangible assets	383	383
Losses on sale and write downs on other real estate owned	-	45
FDIC insurance	1,929	2,219
Software	2,921	3,291
Insurance	594	621
Telecom and IT network communications	325	326
Consulting	635	665
Civil money penalty (adjustment)	-	(290)
Other	3,000	3,232
Total non-interest expense	39,229	39,049
Income from continuing operations before income taxes	23,446	19,420
Income tax expense	6,035	5,399
Net income from continuing operations	$ 17,411	$ 14,021
Discontinued operations

Income from discontinued operations before income taxes	805	156
Income tax expense	286	37
Income from discontinued operations, net of tax	519	119
Net income	$ 17,930	$ 14,140

Net income per share from continuing operations - basic	$ 0.31	$ 0.25
Net income per share from discontinued operations - basic	$ 0.01	$ -
Net income per share - basic	$ 0.32	$ 0.25

Net income per share from continuing operations - diluted	$ 0.31	$ 0.25
Net income per share from discontinued operations - diluted	$ 0.01	$ -
Net income per share - diluted	$ 0.32	$ 0.25

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
	2019	2018
	(in thousands)

Net income	$ 17,930	$ 14,140
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	11,844	(12,658)
Reclassification adjustments for losses included in income	-	(26)
Amortization of losses previously held as available-for-sale	7	10
Other comprehensive income (loss)	11,851	(12,674)

Income tax (benefit) expense related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	3,199	(3,418)
Reclassification adjustments for losses included in income	-	(7)
Amortization of losses previously held as available-for-sale	2	3
Income tax (benefit) expense related to items of other comprehensive income (loss)	3,201	(3,422)

Other comprehensive income (loss) net of tax and reclassifications into net income	8,650	(9,252)
Comprehensive income	$ 26,580	$ 4,888

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2019 and 2018
(in thousands, except share data)

						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	income/(loss)	Total

Balance at January 1, 2019	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	$ 406,776
Net income	-	-	-	-	17,930	-	17,930
Common stock issued from restricted shares,
net of tax benefits	121,916	122	-	(122)	-	-	-
Stock-based compensation	-	-	-	1,424	-	-	1,424
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	8,650	8,650

Balance at March 31, 2019	56,568,004	$ 56,568	$ (866)	$ 367,483	$ 17,113	$ (5,518)	$ 434,780

Balance at January 1, 2018	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income	-	-	-	-	14,140	-	14,140
Common stock issued from option exercises,
net of tax benefits	12,594	13	-	99	-	-	112
Common stock issued from restricted shares,
net of tax benefits	433,344	433	-	(433)	-	-	-
Stock-based compensation	-	-	-	743	-	-	743
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,252)	(9,252)

Balance at March 31, 2018	56,307,088	$ 56,307	$ (866)	$ 363,605	$ (75,345)	$ (13,809)	$ 329,892

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net income from continuing operations	$ 17,411	$ 14,021
Net income from discontinued operations	519	119
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,357	1,414
Provision for loan and lease losses	1,700	700
Net amortization of investment securities discounts/premiums	4,149	3,580
Stock-based compensation expense	1,424	743
Loans originated for sale	(403,241)	(152,574)
Sale of commercial loans originated for resale	491,005	316,124
Gain on sales of loans originated for resale	(11,198)	(11,661)
Fair value adjustment on investment in unconsolidated entity	-	1,171
Writedown of other real estate owned	-	45
Change in fair value of loans held-for-sale	(329)	1,455
Change in fair value of derivatives	764	(1,524)
Gain on sales of investment securities	-	(26)
Increase in accrued interest receivable	(1,154)	(878)
Increase in other assets	(13,550)	(8,011)
Change in fair value of discontinued loans held-for-sale	-	960
Increase (decrease) in other liabilities	10,125	(22,357)
Net cash provided by operating activities	98,982	143,301

Investing activities
Purchase of investment securities available-for-sale	(69,901)	(157,980)
Proceeds from redemptions and prepayments of securities available-for-sale	48,556	40,276
Net increase in loans	(5,944)	(71,379)
Net decrease in discontinued loans held-for-sale	6,478	14,578
Purchases of premises and equipment	(208)	-
Return of investment in unconsolidated entity	1,015	3,286
Decrease (increase) in discontinued assets held-for-sale	3,328	(263)
Net cash used in investing activities	(16,676)	(171,482)

Financing activities
Net increase (decrease) in deposits	89,584	(305,673)
Net decrease in securities sold under agreements to repurchase	-	(35)
Proceeds from the issuance of common stock	-	112
Net cash provided by (used) in financing activities	89,584	(305,596)

Net increase (decrease) in cash and cash equivalents	171,890	(333,777)

Cash and cash equivalents, beginning of period	554,302	908,935

Cash and cash equivalents, end of period	$ 726,192	$ 575,158

Supplemental disclosure:
Interest paid	$ 9,498	$ 5,114
Taxes paid	$ 1,425	$ 40
Non-cash investing and financing activities
Investment securities received in securitization transaction	$ 41,633	$ -
Investment securities purchased and not settled	$ 61,527	$ -

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K Report).  The results of operations for the three month period ended March 31, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

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

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer. When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer.  As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration.  Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Codification (ASC) 606 include prepaid card, card payment, ACH and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in American Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

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

Leases

The Company determines if an arrangement is a lease at inception.  Operating lease right-of-use (ROU) assets and operating lease liabilities are included in our consolidated financial statements.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments pursuant to our leases.  The ROU assets and liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term.  To determine the present value of lease payments, the Company uses its incremental borrowing rate.  The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense is recognized on a straight-line basis over the lease term.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At March 31, 2019, the Company had three active stock-based compensation plans which are described in the Company’s 2018 Annual Report on Form 10-K.

The Company granted 65,104 stock options with a vesting period of 4 years during the three months ended March 31, 2019.  The weighted average grant-date fair value was $3.84. The Company did not grant stock options in the first three months of 2018.  There were no common stock options exercised in the three months ended March 31, 2019, and 15,000 common stock options were exercised during the three months ended March 31, 2018.

A summary of the status of the Company’s stock options is presented below:

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2019	1,276,500	$ 8.23	3.77	$ 511,200
Granted	65,104	8.57	3.88	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2019	1,341,604	$ 8.25	3.83	$ 595,200
Exercisable at March 31, 2019	1,126,500	$ 8.43	3.04	$ 395,700

The Company granted 930,831 restricted stock units (RSUs) in the first three months of 2019 of which 863,331 have a vesting period of 3 years and 67,500 have a vesting period of one year.  At issuance, the 930,831 RSUs granted in the first three months of 2019 had a fair value of $8.57 per unit.  The Company did not grant RSUs in the first three months of 2018.

A summary of the status of the Company’s RSUs is presented below:

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2019	850,937	$ 8.84	1.44
Granted	930,831	8.57	2.72
Vested	(121,916)	4.83
Forfeited	(17,296)	8.96
Outstanding at March 31, 2019	1,642,556	$ 8.99	2.10

As of March 31, 2019, there was a total of $11.9 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.7 years.  Related compensation expense for the three months ended March 31, 2019 and 2018 was $1.4 million and $743,000, respectively.  The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2019 and 2018 was $589,000 and $2.1 million, respectively.  The total intrinsic value of the options exercised and stock units vested in those respective periods were $1.0 million and $4.6 million.

For the periods ended March 31, 2019 and  2018, the Company estimated fair value of each grant on the date of grant using the Black-Scholes options pricing model with the following weighed average assumptions:

	March 31,
	2019	2018
Risk-free interest rate	2.63%	-
Expected dividend yield	-	-
Expected volatility	41.83%	-
Expected lives (years)	1.0 - 6.3	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended March 31, 2019 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 17,411	56,522,015	$ 0.31
Effect of dilutive securities
Common stock options and restricted stock units	-	354,647	-
Diluted earnings per share
Net earnings available to common shareholders	$ 17,411	56,876,662	$ 0.31

	For the three months ended
	March 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 519	56,522,015	$ 0.01
Effect of dilutive securities
Common stock options and restricted stock units	-	354,647	-
Diluted earnings per share
Net earnings available to common shareholders	$ 519	56,876,662	$ 0.01

	For the three months ended
	March 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 17,930	56,522,015	$ 0.32
Effect of dilutive securities
Common stock options and restricted stock units	-	354,647	-
Diluted earnings per share
Net earnings available to common shareholders	$ 17,930	56,876,662	$ 0.32

Stock options for 919,000 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at March  31, 2019,  and included in the dilutive earnings per share computation shares because the exercise price per share was less than the average market price.   Stock options for 422,604 were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 14,021	56,141,830	$ 0.25
Effect of dilutive securities
Common stock options and restricted stock units	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 14,021	57,023,121	$ 0.25

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 119	56,141,830	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 119	57,023,121	$ -

	For the three months ended
	March 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 14,140	56,141,830	$ 0.25
Effect of dilutive securities
Common stock options and restricted stock units	-	881,291	-
Diluted earnings per share
Net earnings available to common shareholders	$ 14,140	57,023,121	$ 0.25

Stock options for 1,437,625 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at March 31, 2018 and included in dilutive shares because the exercise price per share was less than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

Available-for-sale	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 57,968	$ 299	$ (517)	$ 57,750
Asset-backed securities *	256,384	148	(777)	255,755
Tax-exempt obligations of states and political subdivisions	7,547	83	(3)	7,627
Taxable obligations of states and political subdivisions	60,119	1,097	(59)	61,157
Residential mortgage-backed securities	377,584	719	(4,540)	373,763
Collateralized mortgage obligation securities	257,959	613	(2,072)	256,500
Commercial mortgage-backed securities	357,781	531	(2,262)	356,050
	$ 1,375,342	$ 3,490	$ (10,230)	$ 1,368,602

March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 51,101	$ 135	$ (277)	$ 50,959
Collateralized loan obligation securities	200,936	3	(500)	200,439
Other	4,347	10	-	4,357
	$ 256,384	$ 148	$ (777)	$ 255,755

Held-to-maturity	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,181	$ -	$ (1,963)	$ 7,218
Other debt securities - pooled	75,247	727	-	75,974
	$ 84,428	$ 727	$ (1,963)	$ 83,192

Available-for-sale	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 54,095	$ 146	$ (879)	$ 53,362
Asset-backed securities *	189,850	104	(1,352)	188,602
Tax-exempt obligations of states and political subdivisions	7,546	50	(45)	7,551
Taxable obligations of states and political subdivisions	60,152	803	(520)	60,435
Residential mortgage-backed securities	377,199	648	(8,106)	369,741
Collateralized mortgage obligation securities	265,914	287	(3,994)	262,207
Commercial mortgage-backed securities	300,143	190	(5,907)	294,426
	$ 1,254,899	$ 2,228	$ (20,803)	$ 1,236,324

December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 59,705	$ 87	$ (283)	$ 59,509
Collateralized loan obligation securities	125,045	-	(1,069)	123,976
Other	5,100	17	-	5,117
	$ 189,850	$ 104	$ (1,352)	$ 188,602

Held-to-maturity	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,168	$ -	$ (1,890)	$ 7,278
Other debt securities - pooled	75,264	849	-	76,113
	$ 84,432	$ 849	$ (1,890)	$ 83,391

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at March  31, 2019 and December 31, 2018.

The amortized cost and fair value of the Company’s investment securities at March 31, 2019, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 1,375	$ 1,375	$ -	$ -
Due after one year through five years	52,306	52,485	-	-
Due after five years through ten years	263,121	262,405	-	-
Due after ten years	1,058,540	1,052,337	84,428	83,192
	$ 1,375,342	$ 1,368,602	$ 84,428	$ 83,192

At March 30, 2019 and December 31, 2018, investment securities with a fair value of approximately $112.1 million and $116.0 million, respectively, were pledged to secure a line of credit with the FHLB.  At March 31, 2019 and December 31, 2018, investment securities with a fair value of approximately $164.5 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Fair values of available-for-sale securities are based on the fair market values supplied by a third-party market data provider. The fair values of held-to-maturity securities are based on the present value of cash flows, derived by the discounting of expected cash flows from principal and interest using yield to maturity at the measurement date. Alternatively, held-to-maturity fair values may be based upon prices provided by securities dealers with expertise in the securities being evaluated, or actual trade data from an independent pricing service.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2019 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	10	$ -	$ -	$ 40,716	$ (517)	$ 40,716	$ (517)
Asset-backed securities	27	172,285	(651)	11,042	(126)	183,327	(777)
Tax-exempt obligations of states and
political subdivisions	1	-	-	1,132	(3)	1,132	(3)
Taxable obligations of states and
political subdivisions	8	1,277	(2)	10,295	(57)	11,572	(59)
Residential mortgage-backed securities	116	18,640	(49)	282,268	(4,491)	300,908	(4,540)
Collateralized mortgage obligation securities	39	27,500	(49)	167,534	(2,023)	195,034	(2,072)
Commercial mortgage-backed securities	23	100,213	(314)	147,762	(1,948)	247,975	(2,262)
Total temporarily impaired
investment securities	224	$ 319,915	$ (1,065)	$ 660,749	$ (9,165)	$ 980,664	$ (10,230)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,217	$ (1,963)	$ 7,217	$ (1,963)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,217	$ (1,963)	$ 7,217	$ (1,963)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2018 (dollars in thousands):

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At March 31, 2019, it had a book value of $9.2 million and a fair value of $7.2 million.

The Company has evaluated the securities in the above tables as of March 31, 2019 and has concluded that none of these securities has impairment that is other-than-temporary. The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred securities, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities and its expectation to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage backed securitizations or to secondary government guaranteed loan markets.  The Company has elected fair value treatment for these loans held-for-sale to better reflect the economics of the transactions.  At March 31, 2019, the fair value of the loans held-for-sale was $570.4 million and their amortized cost was $566.8 million.  Included in realized and unrealized gains (losses) on loans originated for sale in the consolidated statements of operations are changes in the estimated fair value of unsold loans.  For the three months ended March 31, 2019, unrealized gains recognized for such changes in fair value were $329,000.  For the three months ended March 31, 2018, unrealized losses similarly recognized were $1.5 million.  There were no changes in fair value related to credit risk.  Interest earned on loans held-for-sale during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations.  The Bank also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The Company has periodically sponsored the structuring of commercial mortgage loan securitizations.  The loans sold to the commercial mortgage backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities.  The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs.  The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected that those factors would generally offset the impact of prepayments, which would therefore not be significant.  Accordingly, prepayments on CRE1 through CRE4 were not assumed.  However, as a result of  higher than expected prepayments on CRE2, prepayments of 15% on CRE5 were assumed.  The 15% prepayment rate is  assumed to begin after the first year anniversary of the CRE5 security.

Because of credit enhancements for each security, cash flows were not reduced by expected losses.  For each of the securitizations, the Company has recorded a gain which is comprised of (i) the excess of consideration received by the Company in the transaction over the carrying value of the loans at securitization, less related transactions costs incurred; and (ii) the recognition of previously deferred origination and exit fees.

A summary of securitizations and securities obtained from those securitizations for the periods ended March 31, 2019 and 2018 is as follows:

•

In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $10.8 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%

•

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

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	March 31,	December 31,
	2019	2018

SBA non-real estate	$ 76,112	$ 76,340
SBA commercial mortgage	179,397	165,406
SBA construction	23,979	21,636
SBA loans *	279,488	263,382
Direct lease financing	384,930	394,770
SBLOC	791,986	785,303
Other specialty lending	34,425	31,836
Other consumer loans	9,301	16,302
	1,500,130	1,491,593
Unamortized loan fees and costs	10,265	10,383
Total loans, net of deferred loan fees and costs	$ 1,510,395	$ 1,501,976

Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $674,000 and $7.2 million at March 31, 2019 and December 31, 2018, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

* The following table shows SBA loans and SBA loans held-for-sale at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

SBA loans, including deferred fees and costs of $7,326 and $7,478
for March 31, 2019 and December 31, 2018, respectively	$ 286,814	$ 270,860
SBA loans included in held-for-sale	206,901	199,977
Total SBA loans	$ 493,715	$ 470,837

The following table provides information about impaired loans at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 273	$ 1,810	$ -	$ 224	$ 1
SBA commercial mortgage	-	-	-	-	-
SBA construction	710	710	-	355	-
Direct lease financing	414	526	-	426	5
Consumer - home equity	1,606	1,606	-	1,609	2
With an allowance recorded
SBA non-real estate	4,341	4,341	3,324	3,941	20
SBA commercial mortgage	458	458	71	458	-
SBA construction	-	-	-	-	-
Direct lease financing	398	398	151	416	8
Consumer - home equity	126	126	15	128	-
Total
SBA non-real estate	4,614	6,151	3,324	4,165	21
SBA commercial mortgage	458	458	71	458	-
SBA construction	710	710	-	355	-
Direct lease financing	812	924	151	842	13
Consumer - home equity	1,732	1,732	15	1,737	2
	$ 8,326	$ 9,975	$ 3,561	$ 7,557	$ 36

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	2,806	2,816	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	434	434	145	617	66
Consumer - home equity	129	129	17	26	-
Total
SBA non-real estate	3,716	5,010	2,806	3,150	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	871	982	145	1,042	94
Consumer - home equity	1,741	1,741	17	1,674	10
	$ 6,786	$ 8,191	$ 3,039	$ 6,371	$ 174

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2019 or December 31, 2018) (in thousands):

	March 31	December 31,
	2019	2018

Non-accrual loans
SBA non-real estate	$ 3,233	$ 2,590
SBA commercial mortgage	458	458
SBA construction	710	-
Consumer	1,462	1,468
Total non-accrual loans	5,863	4,516

Loans past due 90 days or more and still accruing	2,483	954
Total non-performing loans	8,346	5,470
Other real estate owned	-	-
Total non-performing assets	$ 8,346	$ 5,470

Interest which would have been earned on loans classified as non-accrual at March 31, 2019 and 2018, was $127,000 and $55,000, respectively.

The Company’s loans that were modified as of March 31, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	7	$ 1,819	$ 1,819	5	$ 1,564	$ 1,564
Direct lease financing	3	812	812	3	870	870
Consumer	2	507	507	2	513	513
Total	12	$ 3,138	$ 3,138	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 77	$ 1,742	$ -	$ 85	$ 1,479
Direct lease financing	-	398	414	-	434	436
Consumer	-	-	507	-	-	513
Total	$ -	$ 475	$ 2,663	$ -	$ 519	$ 2,428

The following table summarizes, as of March 31, 2019, troubled debt restructuring loans that had been restructured within the last 12 months that have subsequently defaulted and which are included in the table above (in thousands):

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 258
Total	1	$ 258

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2019.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan.  As of March 31, 2019, there were twelve troubled debt restructured loans with a balance of $3.1 million which had specific reserve of $1.6 million.  Approximately $1.5 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

A detail of the changes in the allowance for loan and lease losses by loan category and summary of loans evaluated individually and collectively for impairment is as follows (in thousands):

March 31, 2019
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total

Beginning balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(322)	-	-	(106)	-	-	-	-	(428)
Recoveries	17	-	-	12	-	-	-	-	29
Provision (credit)	846	538	(15)	362	3	22	(29)	(27)	1,700
Ending balance	$ 5,177	$ 1,479	$ 235	$ 2,293	$ 396	$ 82	$ 79	$ 213	$ 9,954

Ending balance: Individually evaluated for impairment	$ 3,324	$ 71	$ -	$ 151	$ -	$ -	$ 15	$ -	$ 3,561

Ending balance: Collectively evaluated for impairment	$ 1,853	$ 1,408	$ 235	$ 2,142	$ 396	$ 82	$ 64	$ 213	$ 6,393

Loans:
Ending balance	$ 76,112	$ 179,397	$ 23,979	$ 384,930	$ 791,986	$ 34,425	$ 9,301	$ 10,265	$ 1,510,395

Ending balance: Individually evaluated for impairment	$ 4,614	$ 458	$ 711	$ 812	$ -	$ -	$ 1,732	$ -	$ 8,327

Ending balance: Collectively evaluated for impairment	$ 71,498	$ 178,939	$ 23,268	$ 384,118	$ 791,986	$ 34,425	$ 7,569	$ 10,265	$ 1,502,068

December 31, 2018
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64	-	-	1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 394,770	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,501,976

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 393,899	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,495,190

	March 31, 2018
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	7,096
Charge-offs	(388)	(157)	-	(56)	-	-	(14)	-	(615)
Recoveries	40	6	-	58	-	-	-	-	104
Provision (credit)	391	130	97	(23)	15	92	15	(17)	700
Ending balance	$ 3,188	$ 1,099	$ 233	$ 1,474	$ 380	$ 149	$ 582	$ 180	$ 7,285

Ending balance: Individually evaluated for impairment	$ 1,464	$ 74	$ -	$ -	$ -	$ 74	$ -	$ -	$ 1,612

Ending balance: Collectively evaluated for impairment	$ 1,724	$ 1,025	$ 233	$ 1,474	$ 380	$ 75	$ 582	$ 180	$ 5,673

Loans:
Ending balance	$ 75,225	$ 149,227	$ 20,143	$ 385,467	$ 759,369	$ 45,729	$ 17,416	$ 10,488	$ 1,463,064

Ending balance: Individually evaluated for impairment	$ 2,606	$ 458	$ -	$ 1,532	$ -	$ -	$ 1,690	$ -	$ 6,286

Ending balance: Collectively evaluated for impairment	$ 72,619	$ 148,769	$ 20,143	$ 383,935	$ 759,369	$ 45,729	$ 15,726	$ 10,488	$ 1,456,778

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2019 or December 31, 2018.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2019
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 242	$ -	$ -	$ 3,233	$ 3,475	$ 72,637	$ 76,112
SBA commercial mortgage	4,653	-	-	458	5,111	174,286	179,397
SBA construction	-	-	-	710	710	23,269	23,979
Direct lease financing	2,084	656	2,483	-	5,223	379,707	384,930
SBLOC	1,521	-	-	-	1,521	790,465	791,986
Other specialty lending	-	-	-	-	-	34,425	34,425
Consumer - other	-	-	-	-	-	2,578	2,578
Consumer - home equity	-	-	-	1,462	1,462	5,261	6,723
Unamortized loan fees and costs	-	-	-	-	-	10,265	10,265
	$ 8,500	$ 656	$ 2,483	$ 5,863	$ 17,502	$ 1,492,893	$ 1,510,395

	December 31, 2018
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held-for-sale, at the dates indicated (in thousands):

	March 31, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 68,088	$ 1,595	$ 5,010	$ -	$ -	$ -	$ 1,419	$ 76,112
SBA commercial mortgage	173,162	271	5,111	-	-	685	168	179,397
SBA construction	22,900	-	710	-	-	369	-	23,979
Direct lease financing	371,706	-	5,673	-	-	3,586	3,965	384,930
SBLOC	773,589	-	-	-	-	12,600	5,797	791,986
Other specialty lending	34,425	-	-	-	-	-	-	34,425
Consumer	5,676	-	1,462	-	-	-	2,163	9,301
Unamortized loan fees and costs	-	-	-	-	-	-	10,265	10,265
	$ 1,449,546	$ 1,866	$ 17,966	$ -	$ -	$ 17,240	$ 23,777	$ 1,510,395

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

* For information on targeted loan review thresholds see “Allowance for Loan Losses ” in the 2018 Form 10-K Report in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $1.2 million and $2.6 million as of March 31, 2019 and December 31, 2018, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At March 31, 2019, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $1.9 million at March 31, 2019 and $2.0 million at December 31, 2018.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest.  The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In 2019, the Company purchased $480,000 of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB. Prices for these loans are verified to market rates and no separate commissions or fees are paid to that firm.  The Company purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at March 31, 2019 and had complied with all terms for all prior repurchase agreements.  There were no repurchase agreements outstanding at March 31, 2019 and December 31, 2018, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $480,00 and $812,000 for legal services for the three months ended March 31, 2019 and March 31, 2018, respectively.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many  such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.  During the three months ended March 31, 2019, there were no transfers between the three levels which categorize assets and liabilities by the type of information available for valuation purposes.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $726.2 million and $554.3 million as of March 31, 2019 and December 31, 2018, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity and loans held-for-sale are based on using “unobservable inputs” that are the best information available in the circumstances.  Level 3 investment security fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.

FHLB and Atlantic Central Bankers Bank stock is held as required by those respective institutions and is carried at cost.  Federal law requires a member institution of the FHLB to hold stock according to predetermined formulas.  Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

Commercial loans held for sale generally have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions. If such information is not available, fair values reflect cash flow analysis based upon pricing for similar loans.

The net loan portfolio is valued using the present value of discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  Accrued interest receivable has a carrying value that approximates fair value.

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity on the consolidated balance sheets, which is measured at fair value at each balance sheet date. The fair value was initially established by the sales price and the investment is marked quarterly to fair value, as determined using a discounted cash flow analysis. The change in value of investment in unconsolidated entity in the consolidated  statements of operations reflects changes in estimated fair value.  Interest paid to the bank on the note is credited to principal.

Assets held-for-sale from discontinued operations are recorded at the lower of cost basis or market value.  For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held-for-sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For SBA loans, market indications for similar loans were utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,368,602	$ 1,368,602	$ -	$ 1,344,757	$ 23,845
Investment securities, held-to-maturity	84,428	83,192	-	75,975	7,217
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held-for-sale	570,426	570,426	-	-	570,426
Loans, net of deferred loan fees and costs	1,510,395	1,508,176	-	-	1,508,176
Investment in unconsolidated entity	58,258	58,258	-	-	58,258
Assets held-for-sale from discontinued operations	188,025	188,025	-	-	188,025
Interest rate swaps, asset	917	917	-	917	-
Demand and interest checking	3,993,828	3,993,828	3,993,828	-	-
Savings and money market	31,470	31,470	31,470	-	-
Subordinated debentures	13,401	9,788	-	-	9,788
Securities sold under agreements to repurchase	93	93	93	-	-

	December 31, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,236,324	$ 1,236,324	$ -	$ 1,211,934	$ 24,390
Investment securities, held-to-maturity	84,432	83,391	-	76,113	7,278
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held-for-sale	688,471	688,471	-	-	688,471
Loans, net of deferred loan fees and costs	1,501,976	1,503,780	-	-	1,503,780
Investment in unconsolidated entity	59,273	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	197,831	-	-	197,831
Interest rate swaps, asset	1,681	1,681	-	1,681	-
Demand and interest checking	3,904,638	3,904,638	3,904,638	-	-
Savings and money market	31,076	31,076	31,076	-	-
Subordinated debentures	13,401	9,975	-	-	9,975
Securities sold under agreements to repurchase	93	93	93	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 57,750	$ -	$ 57,750	$ -
Asset-backed securities	255,755	-	255,755	-
Obligations of states and political subdivisions	68,784	-	68,784	-
Residential mortgage-backed securities	373,763	-	373,763	-
Collateralized mortgage obligation securities	256,500	-	256,500	-
Commercial mortgage-backed securities	356,050	-	332,205	23,845
Total investment securities available-for-sale	1,368,602	-	1,344,757	23,845
Commercial loans held-for-sale	570,426	-	-	570,426
Investment in unconsolidated entity	58,258	-	-	58,258
Assets held-for-sale from discontinued operations	188,025	-	-	188,025
Interest rate swaps, asset	917	-	917	-
	$ 2,186,228	$ -	$ 1,345,674	$ 840,554

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,362	$ -	$ 53,362	$ -
Asset-backed securities	188,602	-	188,602	-
Obligations of states and political subdivisions	67,986	-	67,986	-
Residential mortgage-backed securities	369,741	-	369,741	-
Collateralized mortgage obligation securities	262,207	-	262,207	-
Commercial mortgage-backed securities	294,426	-	270,036	24,390
Total investment securities available-for-sale	1,236,324	-	1,211,934	24,390
Commercial loans held-for-sale	688,471	-	-	688,471
Investment in unconsolidated entity	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	-	-	197,831
Interest rate swaps, asset	1,681	-	1,681	-
	$ 2,183,580	$ -	$ 1,213,615	$ 969,965

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

The Company’s Level 3 asset activity for the categories shows for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Beginning balance	$ 24,390	$ 40,644	$ 688,471	$ 503,316
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	(74,355)	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	11,527	19,850
Included in other comprehensive loss	526	(688)	-	-
Purchases, issuances, sales and settlements
Purchases	-	62,076	-	-
Issuances	-	-	403,241	866,303
Sales	-	-	(532,813)	(700,998)
Settlements	(1,071)	(3,287)	-	-
Ending balance	$ 23,845	$ 24,390	$ 570,426	$ 688,471

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ 376	$ (922)

The Company’s Level 3 asset activity for the categories shows for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Beginning balance	$ 59,273	$ 74,473	$ 197,831	$ 304,313
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	(3,689)	-	352
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	862	1,664
Sales	-	-	(3,409)	(35,000)
Settlements	(1,015)	(11,511)	(7,259)	(62,754)
Charge-offs	-	-	-	(10,744)
Ending balance	$ 58,258	$ 59,273	$ 188,025	$ 197,831

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ (3,689)	$ -	$ 352

	Level 3 instruments only
	Fair value at	Fair value at			Range at	Range at
	March 31, 2019	December 31, 2018	Valuation techniques	Unobservable inputs	March 31, 2019	December 31, 2018

Investment securities, available-for-sale	$ 23,845	$ 24,390	Discounted cash flow	Discount rate	4.26%	6.55%
Investment securities, held-to-maturity	7,217	7,278	Discounted cash flow	Discount rate	8.75%	8.80%
Federal Home Loan Bank and Atlantic	1,113	1,113	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,508,176	1,503,780	Discounted cash flow	Discount rate	4.47% - 7.56%	4.22% - 6.93%
costs
Commercial - SBA	206,901	199,977	Traders' pricing	Offered quotes	$98.75 - $110	$99.125 - $110
Commercial - fixed	92,334	95,307	Discounted cash flow	Discount rate	5.00% - 7.43%	5.23% - 6.92%
Commercial - floating	271,191	393,187	Discounted cash flow	Discount rate	5.75% - 6.45%	5.41% - 7.75%
Commercial loans held-for-sale	570,426	688,471
Investment in unconsolidated entity	58,258	59,273	Discounted cash flow	Discount rate	6.45%	6.30%
				Default rate	1.00%	1.00%
Assets held-for-sale from discontinued	188,025	197,831	Discounted cash flow	Discount rate,	3.86% - 8.36%	4.26% - 8.36%
operations				Credit analysis
Subordinated debentures	9,788	9,975	Discounted cash flow	Discount rate	8.75%	8.81%

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

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 4,767	$ -	$ -	$ 4,767
Intangible assets	3,463	-	-	3,463
	$ 8,230	$ -	$ -	$ 8,230

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,747	$ -	$ -	$ 3,747
Intangible assets	3,846	-	-	3,846
	$ 7,593	$ -	$ -	$ 7,593

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2019, principal on impaired loans and troubled debt restructurings which is accounted for on the basis of the value of underlying collateral is shown at estimated fair value of $4.8 million.  To arrive at that fair value, related loan principal of $8.3 million was reduced by specific reserves of $3.5 million within the allowance for loan losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the impaired balance at March 31, 2019 were twelve troubled debt restructured loans with a balance of $3.1 million which had specific reserves of $1.6 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale.  These instruments are not accounted for as effective hedges.  As of March 31, 2019, the Company had entered into seven interest rate swap agreements with an aggregate notional amount of $40.3 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $765,000 for the three months ended March 31, 2019 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations.  The amount receivable by the Company under these swap agreements was $917,000 at March 31, 2019 which is reported in other assets.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $251,000 as of March 31, 2019.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2019 are summarized below (dollars in thousands):

	March 31, 2019
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	2.74%	289
August 17, 2025	2,500	2.27%	2.68%	6
December 23, 2025	6,800	2.16%	2.60%	68
December 24, 2025	8,200	2.17%	2.60%	73
January 28, 2026	3,000	1.87%	2.76%	85
July 20, 2026	6,300	1.44%	2.76%	378
December 12, 2026	3,200	2.26%	2.60%	18
Total	$ 40,300			$ 917

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($301,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of March 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.5 million and $1.5 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($750,000 over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of March 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $11.3 million and $11.0 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $993,000 and $908,000.

Note 11. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”.  The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company adopted this guidance on its effective date using a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application, January 1, 2019.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition.  The Company has elected the practical expedients option which does not require reassessment of its prior conclusions about lease identification, lease classification and initial direct costs.  The Company has  not elected the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

The effect of this adoption was the recognition at January 1, 2019 of a $16.4 million operating lease right-of-use (ROU) asset, which has been adjusted for previously recorded accrued rent of $1.7 million, and an $18.1 million operating lease obligation.  No opening retained earnings adjustments are necessary under the modified retrospective transition approach.  The adoption of this guidance did not have an impact on the consolidated results of operations of the Company.

The ASU also includes disclosure requirements for lessors which encompass the Company’s direct financing leases. The first disclosure requirement is to discuss significant shifts, if any, in the balance of unguaranteed residual assets and deferred selling profit on direct financing leases.  The Company’s direct financing lease portfolio consists primarily of vehicles which are sold at the end of lease terms. The Company does not hold title to the vehicles prior to inception of the leases and, thus, selling profit is not expected or deferred.  However, sales of the vehicles may result in income when sales prices exceed residual values.  This income is reported in the consolidated statements of operations under non-interest income.  Since the majority of the portfolio is comprised of vehicle leases, sales prices may differ from residual values as a result of changes in the used vehicle market for both commercial vehicles such as trucks or passenger vehicles.

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2019	$ 97,319
2020	96,571
2021	65,543
2022	33,014
2023	13,818
2024 and thereafter	2,668
Total undiscounted cash flows	308,933
Residual value *	115,217
Difference between undiscounted cash flows and discounted cash flows	(39,220)
Present value of lease payments recorded as lease receivables	$ 384,930

* Of the $115,277,000, $26,998,000 is not guaranteed by the lessee.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which was due March 15, 2019.  Future payments are subject to future approval by the Federal Reserve.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books. The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum. On February 7, 2019, certain investors filed a new action in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, asserting: (i) fraudulent misrepresentation; (ii) negligent misrepresentation; (iii) aiding and abetting fraud; and (iv) civil conspiracy.  Three additional investors were included as plaintiffs in the matter, increasing the total amount at issue to $12 million.  The Bank has filed a motion to dismiss the state court action as to the Bank.  Absent dismissal, the Bank intends to vigorously defend against the claims asserted.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations. The chief decision maker for these segments is the Chief Executive Officer. Specialty finance includes commercial loan sales and securitization, SBA loans, direct lease financing and security backed lines of credit and deposits generated by those business lines.  Payments include prepaid card accounts, card payments, ACH processing and healthcare accounts and deposits generated by those business lines.  Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses.  Investment income is reallocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 30,473	$ -	$ 13,105	$ -	$ 43,578
Interest allocation	-	13,105	(13,105)	-	-
Interest expense	368	8,384	816	-	9,568
Net interest income (loss)	30,105	4,721	(816)	-	34,010
Provision for loan and lease losses	1,700	-	-	-	1,700
Non-interest income	11,777	18,548	40	-	30,365
Non-interest expense	15,357	16,459	7,413	-	39,229
Income (loss) from continuing operations before taxes	24,825	6,810	(8,189)	-	23,446
Income tax expense	-	-	6,035	-	6,035
Income (loss) from continuing operations	24,825	6,810	(14,224)	-	17,411
Income from discontinued operations	-	-	-	519	519
Net income (loss)	$ 24,825	$ 6,810	$ (14,224)	$ 519	$ 17,930

	For the three months ended March 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 22,813	$ -	$ 12,494	$ -	$ 35,307
Interest allocation	-	12,494	(12,494)	-	-
Interest expense	928	3,902	403	-	5,233
Net interest income (loss)	21,885	8,592	(403)	-	30,074
Provision for loan and lease losses	700	-	-	-	700
Non-interest income	12,710	16,354	31	-	29,095
Non-interest expense	15,140	16,194	7,715	-	39,049
Income (loss) from continuing operations before taxes	18,755	8,752	(8,087)	-	19,420
Income tax expense	-	-	5,399	-	5,399
Income (loss) from continuing operations	18,755	8,752	(13,486)	-	14,021
Income from discontinued operations	-	-	-	119	119
Net income (loss)	$ 18,755	$ 8,752	$ (13,486)	$ 119	$ 14,140

March 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,084,895	$ 38,765	$ 2,315,291	$ 188,025	$ 4,626,976
Total liabilities	$ 262,113	$ 3,659,509	$ 270,575	$ -	$ 4,192,196

December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,181,499	$ 43,737	$ 2,014,844	$ 197,831	$ 4,437,911
Total liabilities	$ 281,326	$ 3,545,877	$ 203,932	$ -	$ 4,031,135

Note 15. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its commercial lending operations to focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition including transfers to other financial institutions.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed are presented as assets held-for-sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income  from discontinued operations for the three months ended March 31, 2019 and 2018 (in thousands).

	For the three months ended March 31,
	2019	2018
Interest income	$ 2,025	$ 2,527
Interest expense	-	-
Net interest income	2,025	2,527

Non interest income	14	364
Non interest expense	1,234	2,735

Income before taxes	805	156
Income tax expense	286	37
Net income	$ 519	$ 119

	March 31,	December 31,
	2019	2018
Loans, net	$ 158,985	$ 170,662
Other real estate owned	29,040	27,169
Total assets	$ 188,025	$ 197,831

Non-interest expense included fair value adjustments of $0 for the three months ended March  31, 2019 and $960,000 for the three months ended March  31, 2018.  Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $188.0 million of loans and other real estate owned remain in assets held-for-sale on the March 31, 2019 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of  March 31, 2019.  The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $58.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.  The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its March  31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q.  We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality.  We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations.  You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Developments

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, leasing (direct lease financing), Small Business Administration (SBA) loans, and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  SBLOCs are loans which are generated through institutional banking affinity groups and are collateralized by marketable securities.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and commercial loans generated for sale are made nationally.

The majority of our deposit accounts and non-interest income are generated in our payments business line which consists of consumer deposit accounts accessed by prepaid cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represented a strategic shift to a focus on our national specialty lending programs including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $188.0 million of loans and other real estate owned remain in assets held-for-sale on the March 31, 2019 balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, that balance sheet reflects $58.3 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Net income of $17.9 million for the first three months of 2019 was increased over the $14.1 million for the first three months of 2018  as a result of increases in net interest income and non-interest income.  Continuing growth in net interest income, which increased $3.9 million, reflected a $3.3 million increase in interest on commercial real estate loans originated for securitization. Related average balances increased 51% to $545.6 million between these periods.  The increased net interest income also reflected increases of $2.2 million and $1.4 million for SBLOC and SBA interest, respectively.  SBLOC loans comprise our largest loan portfolio and totaled $792.0 million at March 31, 2019, representing a 4% increase over March 31, 2018.  Over the same periods, period end SBA loans increased approximately 16% to $493.7 million. The increases in interest income also reflected the impact of 2018 Federal Reserve rate increases. While also reflecting the impact of those rate increases, interest expense increased to a significantly lesser extent, resulting in the increase in net interest income. The Bank’s largest funding source, prepaid card accounts, contractually adjust to only a portion of increases in market rates. Commercial real estate loan originations were increased compared to comparable prior year periods, which resulted in their higher average balances and resulting higher interest income. Additionally, the March 2019 securitization of approximately $518 million, was significantly higher than the $304 million March 2018 securitization. A $10.8 million gain on sale resulted from  the March 2019 securitization, and was less than the first quarter 2018 gain as a result of lower credit spreads. In 2017 and 2018, securitizations occurred in March and September, and the next securitization is planned for September 2019. While gain on sales into securitizations have contributed to non interest income, prepaid card fees and ACH, card and other payment processing fees are the largest drivers of non-interest income.  Such fees in 2019 increased 15.6% over year to date 2018 and totaled $18.5 million.  Non-interest expense increased 0.5%, consistent with management’s goal to hold non-interest expense relatively flat.  The holding company leverage ratio was 9.90% at March 31, 2019.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $21,080.58 in restitution has been paid.

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

Results of Operations

First quarter 2019 to first quarter 2018

Net Income: Net income increased to $17.9 million in first quarter 2019 from $14.1 million in the first quarter of 2018, or $0.32 per diluted share, compared to $0.25 per diluted share in the first quarter of 2018.  Net interest income increased to $34.0 million from $30.1 million primarily as a result of higher loan balances, including commercial real estate loans originated for securitization, and higher yields, reflecting the Federal Reserve’s 2018 rate increases.  The provision for loan and lease losses increased $1.0 million to $1.7 million reflecting higher provisions for non-guaranteed SBA loans.  Non-interest income (excluding security gains and losses) increased $1.3 million, reflecting $2.5 million of additional prepaid account and payments-related fees which was offset by a $1.5 decrease in service fees due to the sale of the safe harbor IRA portfolio in 2018.  Non-interest expense increased only $180,000 to $39.2 million, consistent with management’s goal to keep such expense relatively flat.  A $2.8 million increase in salaries and employee benefits expense, reflected higher BSA and compliance, commercial real estate securitization, institutional banking and incentive compensation expense.  That increase was largely offset by reductions in legal, data processing and other expenses.

Net Interest Income: Our net interest income for the first quarter of 2019 increased to $34.0 million, an increase of $3.9 million, or 13.1% from $30.1 million in the first quarter of 2018.  Our interest income for the first quarter of 2019 increased to $43.6 million, an increase of $8.3 million, or 23.4% from $35.3 million for the first quarter of 2018.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $2.28 billion for the first quarter of 2019 from $1.97 billion for the first quarter of 2018, an increase of $316.3 million, or 16.1%. The increase in average loans primarily reflected growth in commercial mortgages originated for securitization,  SBA loans and SBLOCs.  Average commercial mortgages originated for securitization increased $183.7 million in first quarter 2019, or 50.7 % from first quarter 2018.   Of the total $7.2 million increase in loan interest income, the largest increases were  $3.3 million for commercial loans originated for securitization to $8.6 million, $2.2 million for SBLOC to $8.6 million and $1.4 million for SBA to $6.6 million. Our average investment securities decreased to $1.31 billion for the first quarter of 2019 from $1.39 billion for the first quarter of 2018, as maturities were invested in higher yielding loans.  Notwithstanding the reduction in balances, related tax equivalent interest income increased $815,000  as a result of higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s 2018 rate increases.  While interest income increased by the aforementioned $8.3 million, interest expense increased by $4.3 million, as deposits also repriced partially to the higher rate environment.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2019 increased to 3.41% from 3.12% for the first quarter of 2018.  While the yield on interest earning assets in continuing operations increased

74 basis points, the cost of deposits and interest bearing liabilities increased 46 basis points.  In the first quarter of 2019, the average yield on our loans increased to 5.32% from 4.73% for the first quarter of 2018, an increase of 59 basis points.  Yields on taxable investment securities in the first quarter of 2019 increased to 3.23% compared to 2.82% for the first quarter of 2018, an increase of 41 basis points. Average interest earning deposits at the Federal Reserve Bank decreased $79.2 million, or 15.8% to $423.0 million in the first quarter of 2019 from $502.2 million in the first quarter of 2018.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.  The interest cost of total deposits and interest bearing liabilities increased to 0.98% for the first quarter of 2019 as compared to 0.52% in the first quarter of 2018.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,266,834	$ 30,161	5.32%	$ 1,947,320	$ 23,039	4.73%
Leases - bank qualified*	17,793	428	9.62%	21,036	334	6.35%
Investment securities-taxable	1,303,491	10,530	3.23%	1,375,568	9,699	2.82%
Investment securities-nontaxable*	7,546	59	3.13%	9,893	75	3.03%
Interest earning deposits at Federal Reserve Bank	423,024	2,502	2.37%	502,233	1,832	1.46%
Federal funds sold and securities purchased under
agreement to resell	-	-	-	64,216	414	2.58%
Net interest earning assets	4,018,688	43,680	4.35%	3,920,266	35,393	3.61%

Allowance for loan and lease losses	(8,638)			(6,976)
Loans held-for-sale from discontinued operations	173,800	2,025	4.66%	276,370	2,527	3.66%
Other assets	234,174			221,433
	$ 4,418,024			$ 4,411,093

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,798,837	$ 8,833	0.93%	$ 3,535,791	$ 4,301	0.49%
Savings and money market	31,392	37	0.47%	487,380	668	0.55%
Total deposits	3,830,229	8,870	0.93%	4,023,171	4,969	0.49%

Short-term borrowings	74,386	503	2.70%	24,844	104	1.67%
Repurchase agreements	90	-	0.00%	205	-	0.00%
Subordinated debt	13,401	195	5.82%	13,401	160	4.78%
Total deposits and liabilities	3,918,106	9,568	0.98%	4,061,621	5,233	0.52%

Other liabilities	79,140			22,452
Total liabilities	3,997,246			4,084,073

Shareholders' equity	420,778			327,020
	$ 4,418,024			$ 4,411,093

Net interest income on tax equivalent basis *		$ 36,137			$ 32,687

Tax equivalent adjustment		102			86

Net interest income		$ 36,035			$ 32,601

Net interest margin *			3.41%			3.12%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2019 and 2018, respectively.
** Includes loans held-for-sale.

For the first quarter of 2019, average interest earning assets increased to $4.02 billion, an increase of $98.4 million, or 2.5%, from $3.92 billion in the first quarter of 2018.  The increase reflected increased average balances of loans and leases of $316.3 million, or 16.1%, which was partially funded by decreased average investment securities of  $74.4 million, or 5.4%, and decreased average interest earning deposits at the Federal Reserve Bank of $79.2 million, or 15.8%.  For those respective periods, average deposits decreased $192.9 million, or 4.8%, which reflected an approximate $400 million decrease resulting from the 2018 sale of the safe harbor IRA portfolio, partially offset by growth in prepaid deposit accounts.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $1.7 million for the first quarter of 2019 compared to $700,000 for the first quarter of 2018, reflecting higher provisions for non-guaranteed SBA loans.  The allowance for loan losses increased to $10.0 million, or 0.66% of total loans at March 31, 2019, from $8.7 million, or 0.58% of total loans at December 31, 2018.  We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $30.4 million in the first quarter of 2019 compared to $29.1 million in the first quarter of 2018 before gains on sale of investment securities of $0 in the first quarter of 2019 and $26,000 in the first quarter of 2018.  The $1.3 million, or 4.5% increase between those respective periods reflected $2.5 million of additional prepaid account and payments-related fees in 2019 which was offset by a $1.5 decrease in service fees due to the sale of the safe harbor accounts in 2018. Additionally, in 2018 there as a $1.2 million valuation charge for Walnut Street, in change in value of investment in unconsolidated entity. It also reflected  a $966,000 decrease in gain on loans originated for sale to $10.8 million for the first quarter of 2019 from $11.7 million in the first quarter of 2018.   The gains in these quarters resulted from the respective securitizations of approximately $518 million and $304 million of loans.  While the amount of loans securitized in 2019 was larger, credit spreads were lower, resulting in a lesser gain.  Prepaid card fees increased $1.9 million or 13.2% to $16.2 million for the first quarter of 2019 compared to $14.3 million in first quarter 2018.  The increased amount of fees in 2019 reflected increased volumes of transactions and $900,000 of incentive income related to 2018. ACH, card and other payment processing fees increased $611,000, or 36.1%, to $2.3 million for the first quarter of 2019 compared to $1.7 million in the first quarter of 2018.  The increase resulted from an increase in transaction volume including fees earned from a new  service which permits payment transfers in minutes.    Leasing income increased $208,000, or 42.7%, to $695,000 for the first quarter of 2019 from $487,000 for the first quarter of 2018, which reflected higher gains on disposition of leased vehicles in 2019.  Affinity fees decreased by $102,000, or 100.0% , to $0 for the first quarter of 2019 from $102,000 for the first quarter of 2018.  The decrease resulted from the exit of one affinity relationship whose ownership had changed. Service fees on deposit accounts decreased $1.5 million, or 97.0%, to $47,000 for the first quarter of 2019 from $1.6 million for the first quarter of 2018, reflecting the impact of the sale of the IRA portfolio.  In July 2018, the safe harbor IRA portfolio was sold which resulted in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income increased $22,000, or 5.9%, to $394,000 for the first quarter of 2019 from $372,000 in the first quarter of 2018.

Non-Interest Expense.  Total non-interest expense was $39.2 million for the first quarter of 2019, an increase of $180,000, or 0.5%, compared to $39.0 million for the first quarter of 2018, as increases in salaries and employee benefits were partially offset by decreases in data processing, legal, software, and FDIC insurance expenses.  Salaries and employee benefits increased to $23.8 million for the first quarter of 2019, an increase of $2.8 million, or 13.1% from $21.1 million for the first quarter of 2018.  The increase reflected higher BSA and compliance, commercial real estate securitization, institutional banking and incentive compensation expense.  Depreciation and amortization decreased $57,000, or 5.5% to $974,000 in the first quarter of 2019 from $1.0 million in the first quarter of 2018.  The decrease reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $69,000, or 5.1%, to $1.4 million in the first quarter of 2019 from $1.4 million in the first quarter of 2018.  The increase reflected newly leased space for the commercial mortgage securitization department.  Data processing decreased by $736,000, or 36.7%, to $1.3 million in the first quarter of 2019 from $2.0 million in the first quarter of 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the sale of the safe harbor IRA portfolio.  Printing and supplies decreased $49,000, or 25.9%, to $140,000 in the first quarter of 2019 from $189,000 in the first quarter of 2018 reflecting reductions resulting from the sale of the safe harbor IRA portfolio.  Audit expense decreased $2,000, or 0.4%, to $467,000 in the first quarter of 2019 from $469,000 in the first quarter of 2018.  Legal expense decreased $1.1 million, or 45.5%, to $1.3 million in the first quarter of 2019 from $2.4 million in the first quarter of 2018, reflecting decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statement Restatement”) and other regulatory related legal fees.  Amortization of intangible assets remained at $383,000 for the first quarter of 2019 and the first quarter of 2018.  FDIC insurance expense decreased $290,000, or 13.1%, to $1.9 million for the first quarter of 2019 from $2.2 million in the first quarter of 2018, reflecting the impact of lower assessment rates.  Software expense decreased $370,000, or 11.2%, to $2.9 million in the first quarter of 2019 from $3.3 million in the first quarter of 2018 reflecting lower expense related to BSA.  Insurance expense decreased $27,000, or 4.3%, to $594,000 in the first quarter of 2019 compared to $621,000 in the first quarter of 2018.  Telecom and IT network communications decreased $1,000, or 0.3% to $325,000 in the first quarter of 2019 from $326,000 in the first quarter of 2018.  Consulting decreased $30,000, or 4.5%, to $635,000 million in the first quarter of 2019 from $665,000 in the first quarter of 2018 reflecting decreased BSA and other regulatory compliance consulting.  Other non-interest expense decreased $232,000, or 7.2%, to $3.0 million in the first quarter of 2019 from $3.2 million in the first quarter of 2018.  The $232,000 decrease reflected a $66,000 reduction in fraud losses, a $45,000 reduction in postage reflecting the sale of the safe harbor IRA portfolio and a $38,000 decrease in travel.

Income Taxes.  Income tax expense for continuing operations was $6.0 million for the first quarter of 2019 compared to $5.4 million in the first quarter of 2018.  A 25.7% effective tax rate in 2019 and a 27.8% effective tax rate in 2018 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. In 2018 as in prior periods, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $423.0 million for the first quarter of 2019, compared to the prior year first quarter average of $502.2 million. Average deposits in first quarter 2019 decreased by $192.9 million, or 4.8% to $3.83  million, reflecting a $400 million reduction resulting from the sale of the safe harbor IRA portfolio partially offset by growth in prepaid accounts.

Investment securities available-for-sale provide a primary source of  balance sheet liquidity.  In excess of $800 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first three months of  2019. As a result, loans outstanding at March 31, 2019 totaled $1.51 billion, compared to $1.50 billion at December 31, 2018, an increase of $8.4 million. Commercial loans held-for-sale decreased $118.0 million to $570.4 million as a result of a securitization. In previous years, we have sold loans into securitizations at six month intervals and we plan to continue that practice in 2019. Such sales create an additional source of liquidity.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve.  As of March 31, 2019, we had a $1.06 billion line of credit with the Federal Reserve, which may be collateralized by various types of loans and securities.  We have never used the Federal Reserve line of credit, which as a matter of that institution’s policy, is available for limited periods in times of financial stress.  We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of March 31, 2019, we had eligible securities which would result in more than $800 million of availability.  As of March 31, 2019, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of March 31, 2019, we had cash reserves of approximately $13.8 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $190,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC and Federal Reserve will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at March 31, 2019 were $714.5 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Net purchases of investment securities for the three months ended March  31, 2019  were $21.3 million compared to $117.7 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.85 billion and $1.68 billion as of March 31, 2019 and December 31, 2018, respectively.  The majority of our commitments originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2019, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2019
The Bancorp, Inc.	9.90%	23.64%	24.18%	23.64%
The Bancorp Bank	9.63%	23.17%	23.71%	23.17%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2018
The Bancorp, Inc.	10.11%	20.64%	21.07%	20.64%
The Bancorp Bank	9.70%	20.18%	20.61%	20.18%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2019.  We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of bank loans.  Mortgage-backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 417,423	$ 11,934	$ 34,331	$ 14,403	$ 92,335
Loans net of deferred loan costs	1,034,230	46,204	224,592	175,016	30,353
Investment securities	535,718	74,166	123,320	311,675	408,151
Interest earning deposits	714,514	-	-	-	-
Total interest earning assets	2,701,885	132,304	382,243	501,094	530,839

Interest bearing liabilities:
Demand and interest checking	2,592,800	67,386	67,386	-	-
Savings and money market	7,867	15,736	7,867	-	-
Securities sold under agreements to repurchase	93	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,614,161	83,122	75,253	-	-
Gap	$ 87,724	$ 49,182	$ 306,990	$ 501,094	$ 530,839
Cumulative gap	$ 87,724	$ 136,906	$ 443,896	$ 944,990	$ 1,475,829
Gap to assets ratio	2%	1%	7%	11%	11%
Cumulative gap to assets ratio	2%	3%	10%	20%	32%

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

Financial Condition

General.    Our total assets at March 31, 2019 were $4.63 billion, of which our total loans were $1.51 billion.  At December 31, 2018, our total assets were $4.44 billion, of which our total loans were $1.50 billion.  The increase in assets reflected variability in daily deposit balances.

Interest earning deposits and federal funds sold.  At March 31, 2019, we had a total of $714.5 million of interest earning deposits compared to $551.9 million at December 31, 2018, an increase of $162.7 million or 29.5%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The increase reflected seasonally higher tax refund balances at March 31, 2019, some of which are maintained at the Federal Reserve.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.45 billion at March 31, 2019, an increase of $132.3 million, or 10.0%, from December, 31 2018.  Other securities included in the held-to-maturity classification at March 31, 2019 consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

The trust preferred is an unrated security issued by an insurance company with a book value of $9.2 million and a fair value of $7.2 million at March 31, 2019.

A total of $75.2 million of other debt securities – pooled is comprised of three securities secured by diversified portfolios of corporate securities, and have a fair value of $76.0 million at March 31, 2019.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,  an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis.  For the three months ended March 31, 2019 and 2018, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at March  31, 2019, compared to $1.1 at December 31, 2018.  Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

Investment securities with a fair value of approximately $112.1 million at March 31, 2019 and $116.0 million at December 31, 2018, were pledged as collateral to secure a line of credit with the FHLB.  At March 31, 2019 and December 31, 2018, investment securities with a fair value of approximately $164.8 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held-for-sale.  Loans held-for-sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held-for-sale decreased to $570.4 million at March  31, 2019 from $688.5 million at December 31, 2018.  The decrease resulted from the sale of loans into a securitization at the end of the first quarter, partially offset by new loans originated for sale in a future securitization.

Loan portfolio. Total loans increased to $1.51 billion at March 31, 2019 from $1.50 billion at December 31, 2018.

The following table summarizes our loan portfolio, not including loans held-for-sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2019	2018

SBA non-real estate	$ 76,112	$ 76,340
SBA commercial mortgage	179,397	165,406
SBA construction	23,979	21,636
SBA loans *	279,488	263,382
Direct lease financing	384,930	394,770
SBLOC	791,986	785,303
Other specialty lending	34,425	31,836
Other consumer loans	9,301	16,302
	1,500,130	1,491,593
Unamortized loan fees and costs	10,265	10,383
Total loans, net of deferred loan fees and costs	$ 1,510,395	$ 1,501,976

*The following table shows SBA loans and SBA loans held-for-sale at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

SBA loans, including deferred fees and costs of $7,326 and $7,478
for March 31, 2019 and December 31, 2018, respectively	$ 286,814	$ 270,860
SBA loans included in held-for-sale	206,901	199,977
Total SBA loans	$ 493,715	$ 470,837

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and in management’s opinion do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention” or “substandard”, we reserve all losses inherent in the portfolio at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.  When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At March 31, 2019,  there were twelve troubled debt restructured loans with a balance of $3.1 million which had specific reserves of $1.6 million. Approximately $1.5 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

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

At March  31, 2019, the allowance for loan losses amounted to $10.0 million which represented a $1.3 million increase over the $8.7 million at December 31, 2018.  The increase resulted primarily from higher allowance allocations for the non-guaranteed portion of SBA loans.  These include start-up business loans which present a higher risk of default.

At March 31, 2019, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2019 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At March 31, 2019, approximately 51% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2019 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of  loans exceeding $1.0 million and any classified loans.  At March 31, 2019, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2019 is 35%. At March 31, 2019, approximately 57% of the leasing portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2019 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At March 31, 2019, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At March  31, 2019, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At March 31, 2019, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2019 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At March 31, 2019, approximately 82% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as follows as of the dates specified (in thousands):

	March 31, 2019
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 242	$ -	$ -	$ 3,233	$ 3,475	$ 72,637	$ 76,112
SBA commercial mortgage	4,653	-	-	458	5,111	174,286	179,397
SBA construction	-	-	-	710	710	23,269	23,979
Direct lease financing	2,084	656	2,483	-	5,223	379,707	384,930
SBLOC	1,521	-	-	-	1,521	790,465	791,986
Other specialty lending	-	-	-	-	-	34,425	34,425
Consumer - other	-	-	-	-	-	2,578	2,578
Consumer - home equity	-	-	-	1,462	1,462	5,261	6,723
Unamortized loan fees and costs	-	-	-	-	-	10,265	10,265
	$ 8,500	$ 656	$ 2,483	$ 5,863	$ 17,502	$ 1,492,893	$ 1,510,395

	December 31, 2018
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months
	ended March 31,
	2019	2018

Ratio of the allowance for loan losses to total loans	0.66%	0.50%
Ratio of the allowance for loan losses to non-performing loans *	119.27%	118.28%
Ratio of non-performing assets to total assets *	0.18%	0.15%
Ratio of net charge-offs to average loans	0.02%	0.03%
Ratio of net charge-offs to average loans annualized	0.07%	0.11%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans increased to  0.66% at March 31, 2019 from 0.50% at March 31, 2018.  The increase primarily reflected additional allowances for the non-guaranteed portion of SBA loans, and secondarily for leases. The ratio of the allowance for loan losses to non-performing loans increased to 119.27% at March 31, 2019, from 118.28% at March 31, 2018, as the proportionate increase in the allowance slightly exceeded the proportionate increase in non-performing loans.  The ratio of non-performing assets to total assets increased to 0.18% for March 31, 2019 from 0.15% March 31, 2018, primarily as a result of an increase in non-performing assets.  Net charge-offs to average loans decreased to 0.02% for the three months ended March 31, 2019, from 0.03% for the three months ended March 31, 2018, primarily as a result of lower net charge offs, primarily in the non-guaranteed portion of  SBA loans.

Net charge-offs.  Net charge-offs were $399,000 for the three months ended March  31, 2019, a decrease of  $112,000 from net charge-offs of $511,000 the same period of 2018.  The majority of the charge-offs in 2019 were associated with the non-guaranteed portion of non-real estate SBA loans while in 2018 the majority of charge-offs resulted from the non-guaranteed portion of non-real estate SBA guaranteed loans and SBA commercial mortgage loans.

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

	March 31	December 31,
	2019	2018

Non-accrual loans
SBA non-real estate	$ 3,233	$ 2,590
SBA commercial mortgage	458	458
SBA construction	710	-
Consumer	1,462	1,468
Total non-accrual loans	5,863	4,516

Loans past due 90 days or more and still accruing	2,483	954
Total non-performing loans	8,346	5,470
Other real estate owned	-	-
Total non-performing assets	$ 8,346	$ 5,470

Loans that were modified as of March 31, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	7	$ 1,819	$ 1,819	5	$ 1,564	$ 1,564
Direct lease financing	3	812	812	3	870	870
Consumer	2	507	507	2	513	513
Total	12	$ 3,138	$ 3,138	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 77	$ 1,742	$ -	$ 85	$ 1,479
Direct lease financing	-	398	414	-	434	436
Consumer	-	-	507	-	-	513
Total	$ -	$ 475	$ 2,663	$ -	$ 519	$ 2,428

 The following table summarizes, as of March 31, 2019, loans that had been restructured within the last 12 months that have subsequently defaulted (dollars in thousands).

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 258
Total	1	$ 258

The Company had no commitments to lend additional funds to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019.  The Company had a commitment to extend $27,000 on one loan classified as a troubled debt restructuring as of December 31, 2018.

The following table provides information about impaired loans at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 273	$ 1,810	$ -	$ 224	$ 1
SBA commercial mortgage	-	-	-	-	-
SBA construction	710	710	-	355	-
Direct lease financing	414	526	-	426	5
Consumer - home equity	1,606	1,606	-	1,609	2
With an allowance recorded
SBA non-real estate	4,341	4,341	3,324	3,941	20
SBA commercial mortgage	458	458	71	458	-
SBA construction	-	-	-	-	-
Direct lease financing	398	398	151	416	8
Consumer - home equity	126	126	15	128	-
Total
SBA non-real estate	4,614	6,151	3,324	4,165	21
SBA commercial mortgage	458	458	71	458	-
SBA construction	710	710	-	355	-
Direct lease financing	812	924	151	842	13
Consumer - home equity	1,732	1,732	15	1,737	2
	$ 8,326	$ 9,975	$ 3,561	$ 7,557	$ 36

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	2,806	2,816	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	434	434	145	617	66
Consumer - home equity	129	129	17	26	-
Total
SBA non-real estate	3,716	5,010	2,806	3,150	70
SBA commercial mortgage	458	458	71	505	-
Direct lease financing	871	982	145	1,042	94
Consumer - home equity	1,741	1,741	17	1,674	10
	$ 6,786	$ 8,191	$ 3,039	$ 6,371	$ 174

We had $5.9 million of non-accrual loans at March 31, 2019, compared to $4.5 million of non-accrual loans at December 31, 2018.  The $1.4 million increase in non-accrual loans was primarily due to $1.8 million of loans placed on non-accrual status partially offset by $141,000 of loan payments and $322,000 million of charge-offs.  Loans past due 90 days or more still accruing interest amounted to $2.5 million at March 31, 2019 and $954,000 at December 31, 2018.  The $1.5 million increase reflected $1.7 million of additions partially offset by $124,000 of loan payments and $31,000 of charge-offs.

We had no other real estate owned at March 31, 2019 and December 31, 2018.

The following table classifies our loans (not including loans held-for-sale) by categories which are used throughout the industry as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 68,088	$ 1,595	$ 5,010	$ -	$ -	$ -	$ 1,419	$ 76,112
SBA commercial mortgage	173,162	271	5,111	-	-	685	168	179,397
SBA construction	22,900	-	710	-	-	369	-	23,979
Direct lease financing	371,706	-	5,673	-	-	3,586	3,965	384,930
SBLOC	773,589	-	-	-	-	12,600	5,797	791,986
Other specialty lending	34,425	-	-	-	-	-	-	34,425
Consumer	5,676	-	1,462	-	-	-	2,163	9,301
Unamortized loan fees and costs	-	-	-	-	-	-	10,265	10,265
	$ 1,449,546	$ 1,866	$ 17,966	$ -	$ -	$ 17,240	$ 23,777	$ 1,510,395

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $18.1 million at March 31, 2019 compared to $18.9 million at December 31, 2018.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $58.3 million investment in unconsolidated entity at March 31, 2019.

Assets held-for-sale from discontinued operations.  Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $188.0 million at March 31, 2019 and were comprised of $159.0 million of net loans and $29.0 million of other real estate owned. The March 31, 2019 balance of other real estate owned includes  a Florida mall with has been written down to $15.0 million. We are actively pursuing disposition of the mall, which was appraised in September 2018 for $16.9 million. The March 31, 2019 loan balance includes a loan with a $16.0 million principal balance, secured by multiple commercial properties. The loan has been written down to $14.1 million, based on August 2018 appraisals less estimated disposition costs. The underlying properties are being marketed through a court appointed and bank approved broker.  At December 31, 2018, discontinued assets of $197.8 million were comprised of $170.6 million of net loans and $27.2 million of other real estate owned.  We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  The majority of our deposits are generated through prepaid card and other payments related deposit accounts.  One strategic focus is growing these accounts through affinity groups.  At March 31, 2019, we had total deposits of $4.03 billion compared to $3.94 billion at December 31, 2018, an increase of $89.6 million, or 2.3%.  The increase reflected variability in daily balances.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2019		December 31, 2018
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,798,837	0.93%	$ 3,499,288	0.66%
Savings and money market	31,392	0.47%	362,267	0.79%
Total deposits	$ 3,830,229	0.93%	$ 3,861,555	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Borrowings.  At March 31, 2019, we had long-term borrowings of $41.5 million compared to $41.7 million at December 31, 2018.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities.  Other liabilities amounted to $111.9 million at March 31, 2019 compared to $40.3 million at December 31, 2018, representing an increase of $71.7 million.  Other liabilities consist primarily of income tax payables and investment payables.  The increase primarily reflected an increase in investment payables resulting from purchases of investment securities which had not settled prior to quarter end.

Off- balance sheet arrangements.  There were no off-balance sheet arrangements during the three months ended March 31, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida.  The note for the related loan was sold in the second quarter of 2018 and the loan  is no longer on the Bank’s books.  The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.   On February 7, 2019, certain investors filed a new action in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, asserting: (i) fraudulent misrepresentation; (ii) negligent misrepresentation; (iii) aiding and abetting fraud; and (iv) civil conspiracy.  Three additional investors were included as plaintiffs in the matter, increasing the total amount at issue to $12 million.  The Bank has filed a motion to dismiss the state court action as to the Bank.  Absent dismissal, the Bank intends to vigorously defend against the claims asserted.

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

THE BANCORP, INC.
(Registrant)

May 9, 2019	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 9, 2019	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary