Form 10-Q
period 2019-06-30
Bancorp, Inc.
filed 2019-08-06
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2019

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

As of July 30, 2019, there were 56,774,956 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 27,450	$ 2,440
Interest earning deposits at Federal Reserve Bank	284,823	551,862
Total cash and cash equivalents	312,273	554,302

Investment securities, available-for-sale, at fair value	1,361,779	1,236,324
Investment securities, held-to-maturity (fair value $83,362 and $83,391, respectively)	84,414	84,432
Commercial loans held-for-sale, at fair value	934,452	688,471
Loans, net of deferred loan fees and costs	1,561,451	1,501,976
Allowance for loan and lease losses	(9,989)	(8,653)
Loans, net	1,551,462	1,493,323
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	6,342	1,113
Premises and equipment, net	17,380	18,895
Accrued interest receivable	14,567	12,753
Intangible assets, net	3,081	3,846
Deferred tax asset, net	14,574	21,622
Investment in unconsolidated entity, at fair value	58,012	59,273
Assets held-for-sale from discontinued operations	169,109	197,831
Other assets	76,123	65,726
Total assets	$ 4,603,568	$ 4,437,911

LIABILITIES
Deposits
Demand and interest checking	$ 3,964,905	$ 3,904,638
Savings and money market	26,841	31,076
Total deposits	3,991,746	3,935,714

Securities sold under agreements to repurchase	93	93
Short-term borrowings	45,000	-
Subordinated debentures	13,401	13,401
Long-term borrowings	41,334	41,674
Other liabilities	53,862	40,253
Total liabilities	4,145,436	4,031,135

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,874,956 and 56,446,088
shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	56,875	56,446
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	368,771	366,181
Accumulated earnings (deficit)	28,463	(817)
Accumulated other comprehensive income (loss)	4,889	(14,168)
Total shareholders' equity	458,132	406,776

Total liabilities and shareholders' equity	$ 4,603,568	$ 4,437,911

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 29,948	$ 21,971	$ 60,447	$ 45,273
Investment securities:
Taxable interest	11,634	10,770	22,164	20,469
Tax-exempt interest	43	49	90	109
Federal funds sold/securities purchased under agreements to resell	-	475	-	889
Interest earning deposits	2,455	2,095	4,957	3,927
	44,080	35,360	87,658	70,667
Interest expense
Deposits	8,823	5,639	17,693	10,608
Short-term borrowings	526	9	1,029	113
Subordinated debentures	192	178	387	338
	9,541	5,826	19,109	11,059
Net interest income	34,539	29,534	68,549	59,608
Provision for loan and lease losses	600	900	2,300	1,600
Net interest income after provision for loan and lease losses	33,939	28,634	66,249	58,008

Non-interest income
Service fees on deposit accounts	14	1,646	61	3,222
ACH, card and other payment processing fees	2,521	2,142	4,824	3,994
Prepaid card and related fees	15,840	14,073	32,003	28,355
Net realized and unrealized gains (losses) on commercial loans
originated for sale	(148)	(454)	10,615	11,275
Change in value of investment in unconsolidated entity	-	(1,732)	-	(2,903)
Leasing related income	1,027	1,108	1,722	1,595
Affinity fees	-	85	-	187
Other	495	172	889	410
Total non-interest income	19,749	17,040	50,114	46,135

Non-interest expense
Salaries and employee benefits	21,826	18,897	45,666	39,970
Depreciation and amortization	966	982	1,940	2,013
Rent and related occupancy cost	1,444	1,375	2,872	2,734
Data processing expense	1,223	1,356	2,492	3,361
Printing and supplies	202	305	342	494
Audit expense	396	613	863	1,082
Legal expense	1,534	1,770	2,858	4,201
Amortization of intangible assets	383	383	766	766
FDIC insurance	2,095	2,929	4,024	5,148
Software	3,060	2,995	5,981	6,286
Insurance	617	673	1,211	1,294
Telecom and IT network communications	318	313	643	639
Consulting	1,007	863	1,642	1,528
Civil money penalty (adjustment)	-	-	-	(290)
Lease termination expense	908	395	908	395
Other	3,540	3,461	6,540	6,738
Total non-interest expense	39,519	37,310	78,748	76,359
Income from continuing operations before income taxes	14,169	8,364	37,615	27,784
Income tax expense	3,575	2,209	9,610	7,608
Net income from continuing operations	$ 10,594	$ 6,155	$ 28,005	$ 20,176
Discontinued operations

Income (loss) from discontinued operations before income taxes	919	(50)	1,724	106
Income tax expense (benefit)	163	(36)	449	1
Income (loss) from discontinued operations, net of tax	756	(14)	1,275	105
Net income	$ 11,350	$ 6,141	$ 29,280	$ 20,281

Net income per share from continuing operations - basic	$ 0.19	$ 0.11	$ 0.50	$ 0.36
Net income per share from discontinued operations - basic	$ 0.01	$ -	$ 0.02	$ -
Net income per share - basic	$ 0.20	$ 0.11	$ 0.52	$ 0.36

Net income per share from continuing operations - diluted	$ 0.19	$ 0.11	$ 0.49	$ 0.36
Net income per share from discontinued operations - diluted	$ 0.01	$ -	$ 0.02	$ -
Net income per share - diluted	$ 0.20	$ 0.11	$ 0.51	$ 0.36

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net income	$ 11,350	$ 6,141	$ 29,280	$ 20,281
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	14,246	(6,087)	26,090	(18,745)
Reclassification adjustments for losses included in income	-	-	-	(26)
Amortization of losses previously held as available-for-sale	8	11	15	21
Other comprehensive income (loss)	14,254	(6,076)	26,105	(18,750)

Income tax (benefit) expense related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	3,845	(1,643)	7,044	(5,061)
Reclassification adjustments for losses included in income	-	-	-	(7)
Amortization of losses previously held as available-for-sale	2	3	4	6
Income tax expense (benefit) related to items of other comprehensive
income (loss)	3,847	(1,640)	7,048	(5,062)

Other comprehensive income (loss) net of tax and reclassifications into net income	10,407	(4,436)	19,057	(13,688)
Comprehensive income	$ 21,757	$ 1,705	$ 48,337	$ 6,593

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2019
(in thousands, except share data)

						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	income/(loss)	Total

Balance at January 1, 2019	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	$ 406,776
Net income	-	-	-	-	17,930	-	17,930
Common stock issued from restricted shares,
net of tax benefits	121,916	122	-	(122)	-	-	-
Stock-based compensation	-	-	-	1,424	-	-	1,424
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	8,650	8,650

Balance at March 31, 2019	56,568,004	$ 56,568	$ (866)	$ 367,483	$ 17,113	$ (5,518)	$ 434,780

Net income	-	-	-	-	11,350	-	11,350
Common stock issued from restricted shares,
net of tax benefits	306,952	307	-	(307)	-	-	-
Stock-based compensation	-	-	-	1,595	-	-	1,595
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	10,407	10,407

Balance at June 30, 2019	56,874,956	$ 56,875	$ (866)	$ 368,771	$ 28,463	$ 4,889	$ 458,132

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

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net income from continuing operations	$ 28,005	$ 20,176
Net income from discontinued operations	1,275	105
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,706	2,779
Provision for loan and lease losses	2,300	1,600
Net amortization of investment securities discounts/premiums	8,640	8,017
Stock-based compensation expense	3,019	1,693
Loans originated for sale	(766,645)	(252,109)
Sale of commercial loans originated for resale	491,158	316,314
Gain on sales of loans originated for resale	(11,193)	(11,646)
Loss on sale of fixed assets	-	15
Fair value adjustment on investment in unconsolidated entity	-	2,903
Writedown of other real estate owned	-	45
Change in fair value of loans held-for-sale	(1,274)	2,437
Change in fair value of derivatives	1,852	(2,066)
Gain on sales of investment securities	-	(26)
Increase in accrued interest receivable	(1,814)	(910)
Increase in other assets	(6,361)	(11,145)
Change in fair value of discontinued loans held-for-sale	-	960
Decrease in discontinued assets held-for-sale	-	3,653
Decrease in other liabilities	(372)	(15,715)
Net cash provided by (used in) operating activities	(248,704)	67,080

Investing activities
Purchase of investment securities available-for-sale	(148,717)	(157,980)
Proceeds from redemptions and prepayments of securities available-for-sale	82,440	105,305
Net increase in loans	(57,465)	(115,518)
Net decrease in discontinued loans held-for-sale	23,537	58,006
Purchases of premises and equipment	(598)	(144)
Return of investment in unconsolidated entity	1,261	33,296
Decrease in discontinued assets held-for-sale	5,185	3,576
Net cash used in investing activities	(94,357)	(73,459)

Financing activities
Net increase (decrease) in deposits	56,032	(461,562)
Net decrease in securities sold under agreements to repurchase	-	(56)
Proceeds of short-term borrowings	45,000	-
Proceeds from the issuance of common stock	-	112
Net cash provided by (used in) financing activities	101,032	(461,506)

Net decrease in cash and cash equivalents	(242,029)	(467,885)

Cash and cash equivalents, beginning of period	554,302	908,935

Cash and cash equivalents, end of period	$ 312,273	$ 441,050

Supplemental disclosure:
Interest paid	$ 19,045	$ 10,944
Taxes paid	$ 10,132	$ 1,036
Non-cash investing and financing activities
Investment securities received in securitization transaction	$ 41,633	$ 28,365

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC) and cash value of insurance-backed lines of credit (IBLOC), leasing (direct lease financing), Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K Report).  The results of operations for the six month period ended June 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

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

Prepaid card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred.  The Company earns transactional and/or interchange fees on prepaid card accounts when transactions occur and revenue is billed and collected monthly or quarterly. Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the income statement.  Card payment and ACH processing fees include transaction fees earned for processing merchant transactions.  Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly. ACH processing fees are earned on a per item basis as the transactions are processed for third party clients and are also billed and collected monthly. Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including, but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts.  Revenue for these services is recognized monthly as the services are performed.  The Company’s customer contracts do not typically have performance obligations and fees are collected and earned when the transaction occurs.  The Company may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts.  Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

Leases

The Company determines if an arrangement is a lease at inception.  Operating lease right-of-use (ROU) assets and operating lease liabilities are included in our consolidated financial statements.  ROU assets represent our right-of-use of an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments pursuant to our leases.  The ROU assets and liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term.  To determine the present value of lease payments, the Company uses its incremental borrowing rate.  The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense is recognized on a straight-line basis over the lease term.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At June 30, 2019, the Company had three active stock-based compensation plans which are described in the Company’s 2018 Annual Report on the Form 10-K.

The Company granted 65,104 stock options with a vesting period of 4 years during the six month period ended June 30, 2019.  The weighted average grant-date fair value was $3.84.  The Company did not grant stock options during the six month period ended June 30, 2018.  There were no common stock options exercised in the six month period ended June 30, 2019, and 23,125 common stock options were exercised during the six month period ended June 30, 2018.

A summary of the  Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2019	1,276,500	$ 8.23	3.77	$ 511,200
Granted	65,104	8.57	3.63	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2019	1,341,604	$ 8.25	3.58	$ 1,297,966
Exercisable at June 30, 2019	1,201,500	$ 8.32	3.05	$ 1,112,430

The Company granted 930,831 restricted stock units (RSUs) in the first six months of 2019 of which 863,331 have a vesting period of 3 years and 67,500 have a vesting period of one year.  At issuance, the 930,831 RSUs granted in the first six months of 2019 had a fair value of $8.57 per unit.  In the first six months of 2018, the Company granted 507,792 RSUs, of which 440,292 had a vesting period of 2.8 years and 67,500 had a vesting period of one year.  The 507,792 RSUs granted in the first six months of 2018 had a fair value of $11.07.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2019	850,937	$ 8.84	1.44
Granted	930,831	8.57	2.47
Vested	(428,868)	8.26
Forfeited	(17,296)	8.96
Outstanding at June 30, 2019	1,335,604	$ 8.84	2.12

As of June 30, 2019, there was a total of $10.2 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 2.1 years.  Related compensation expense for the six months ended June 30, 2019 and 2018 was $3.0 million and $1.7 million, respectively.  The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2019 and 2018 was $3.5 million and $2.9 million, respectively.  The total intrinsic value of the options exercised and stock units vested in those respective periods was $4.0 million and $5.8 million, respectively.

For the periods ended June 30, 2019 and 2018, the Company estimated fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2019	2018
Risk-free interest rate	2.63%	-
Expected dividend yield	-	-
Expected volatility	41.83%	-
Expected lives (years)	1.0 - 6.3	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended June 30, 2019 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures.  The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 10,594	56,702,182	$ 0.19
Effect of dilutive securities
Common stock options and restricted stock units	-	495,251	-
Diluted earnings per share
Net earnings available to common shareholders	$ 10,594	57,197,433	$ 0.19

	For the three months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 756	56,702,182	$ 0.01
Effect of dilutive securities
Common stock options and restricted stock units	-	495,251	-
Diluted earnings per share
Net earnings available to common shareholders	$ 756	57,197,433	$ 0.01

	For the three months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 11,350	56,702,182	$ 0.20
Effect of dilutive securities
Common stock options and restricted stock units	-	495,251	-
Diluted earnings per share
Net earnings available to common shareholders	$ 11,350	57,197,433	$ 0.20

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at June 30, 2019, and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 28,005	56,612,596	$ 0.50
Effect of dilutive securities
Common stock options and restricted stock units	-	418,610	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$ 28,005	57,031,206	$ 0.49

	For the six months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 1,275	56,612,596	$ 0.02
Effect of dilutive securities
Common stock options and restricted stock units	-	418,610	-
Diluted earnings per share
Net earnings available to common shareholders	$ 1,275	57,031,206	$ 0.02

	For the six months ended
	June 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 29,280	56,612,596	$ 0.52
Effect of dilutive securities
Common stock options and restricted stock units	-	418,610	(0.01)
Diluted earnings per share
Net earnings available to common shareholders	$ 29,280	57,031,206	$ 0.51

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at June 30, 2019, and included in the dilutive earnings per share computation shares because the exercise price per share was less than the average market price.  Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 6,155	56,340,816	$ 0.11
Effect of dilutive securities
Common stock options and restricted stock units	-	800,403	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,155	57,141,219	$ 0.11

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (14)	56,340,816	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	800,403	-
Diluted loss per share
Net loss available to common shareholders	$ (14)	57,141,219	$ -

	For the three months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 6,141	56,340,816	$ 0.11
Effect of dilutive securities
Common stock options and restricted stock units	-	800,403	-
Diluted earnings per share
Net earnings available to common shareholders	$ 6,141	57,141,219	$ 0.11

Stock options for 1,429,500 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at June 30, 2018, and included in the dilutive shares because the exercise price per share was less than the average market price.

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 20,176	56,241,873	$ 0.36
Effect of dilutive securities
Common stock options and restricted stock units	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,176	57,083,297	$ 0.36

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 105	56,241,873	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 105	57,083,297	$ -

	For the six months ended
	June 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 20,281	56,241,873	$ 0.36
Effect of dilutive securities
Common stock options and restricted stock units	-	841,424	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,281	57,083,297	$ 0.36

Stock options for 1,429,500 shares exercisable at prices between $6.75 and $10.45 per share, were outstanding at June 30, 2018 and included in dilutive shares because the exercise price per share was less than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

Available-for-sale	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 56,525	$ 1,272	$ (136)	$ 57,661
Asset-backed securities *	262,792	295	(417)	262,670
Tax-exempt obligations of states and political subdivisions	6,173	127	(1)	6,299
Taxable obligations of states and political subdivisions	60,084	2,052	-	62,136
Residential mortgage-backed securities	367,108	2,719	(1,760)	368,067
Collateralized mortgage obligation securities	248,350	2,132	(302)	250,180
Commercial mortgage-backed securities	353,245	4,330	(2,809)	354,766
	$ 1,354,277	$ 12,927	$ (5,425)	$ 1,361,779

June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 48,376	$ 85	$ (230)	$ 48,231
Collateralized loan obligation securities	210,843	205	(187)	210,861
Other	3,573	5	-	3,578
	$ 262,792	$ 295	$ (417)	$ 262,670

Held-to-maturity	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,193	$ -	$ (1,857)	$ 7,336
Other debt securities - pooled	75,221	805	-	76,026
	$ 84,414	$ 805	$ (1,857)	$ 83,362

Available-for-sale	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 54,095	$ 146	$ (879)	$ 53,362
Asset-backed securities *	189,850	104	(1,352)	188,602
Tax-exempt obligations of states and political subdivisions	7,546	50	(45)	7,551
Taxable obligations of states and political subdivisions	60,152	803	(520)	60,435
Residential mortgage-backed securities	377,199	648	(8,106)	369,741
Collateralized mortgage obligation securities	265,914	287	(3,994)	262,207
Commercial mortgage-backed securities	300,143	190	(5,907)	294,426
	$ 1,254,899	$ 2,228	$ (20,803)	$ 1,236,324

December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 59,705	$ 87	$ (283)	$ 59,509
Collateralized loan obligation securities	125,045	-	(1,069)	123,976
Other	5,100	17	-	5,117
	$ 189,850	$ 104	$ (1,352)	$ 188,602

Held-to-maturity	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,168	$ -	$ (1,890)	$ 7,278
Other debt securities - pooled	75,264	849	-	76,113
	$ 84,432	$ 849	$ (1,890)	$ 83,391

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $6.3 million and $1.1 million, respectively, at June 30, 2019 and December 31, 2018.

The amortized cost and fair value of the Company’s investment securities at June 30, 2019, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 1,135	$ 1,135	$ -	$ -
Due after one year through five years	50,195	50,924	-	-
Due after five years through ten years	281,365	286,201	-	-
Due after ten years	1,021,582	1,023,519	84,414	83,362
	$ 1,354,277	$ 1,361,779	$ 84,414	$ 83,362

At June 30, 2019 and December 31, 2018, investment securities with a fair value of approximately $460.2 million and $116.0 million, respectively, were pledged to secure a line of credit with the Federal Home Loan Bank.  At June 30, 2019 and December 31, 2018, investment securities with a fair value of approximately $165.1 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Fair values of available-for-sale securities are based on the fair market values supplied by a third-party market data provider or discounted cash flows, where such third party market data is not available. The fair values of held-to-maturity securities are based on the present value of cash flows, derived by discounting expected cash flows from principal and interest using yield to maturity at the measurement date.  Alternatively, held-to-maturity fair values may be based upon prices provided by securities dealers with expertise in the securities being evaluated, or actual trade data from an independent pricing service.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2019 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	2	$ -	$ -	$ 4,529	$ (136)	$ 4,529	$ (136)
Asset-backed securities	23	125,356	(248)	10,451	(169)	135,807	(417)
Tax-exempt obligations of states and
political subdivisions	1	-	-	1,135	(1)	1,135	(1)
Residential mortgage-backed securities	77	1,948	(1)	123,035	(1,759)	124,983	(1,760)
Collateralized mortgage obligation securities	25	26,660	(37)	46,455	(265)	73,115	(302)
Commercial mortgage-backed securities	10	119,360	(2,655)	43,758	(154)	163,118	(2,809)
Total temporarily impaired
investment securities	138	$ 273,324	$ (2,941)	$ 229,363	$ (2,484)	$ 502,687	$ (5,425)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,336	$ (1,857)	$ 7,336	$ (1,857)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,336	$ (1,857)	$ 7,336	$ (1,857)

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At June 30, 2019, it had a book value of $9.2 million and a fair value of $7.3 million.

The Company has evaluated the securities in the above tables as of June 30, 2019 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company  elected fair value treatment for these loans held-for-sale to better reflect the economics of the transactions.  At June 30, 2019, the fair value of the loans held-for-sale was $934.5 million and their amortized cost was $929.8 million.  Included in “Net realized and unrealized gains (losses) on loans originated for sale” in the consolidated statements of operations are changes in the estimated in fair value of unsold loans.  For the six months ended June 30, 2019, unrealized gains recognized for such changes in fair value were $1.3 million.  For the six months ended June 30, 2018, unrealized losses similarly recognized were $2.4 million.  There were no changes in fair value related to credit risk.  Interest earned on loans held-for-sale during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations.  The Bank also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line, the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The Company has periodically sponsored the structuring of commercial mortgage loan securitizations.  The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing.  Servicing rights are not retained.  Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary.  Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities.  The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs.  The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans.  It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant.  Accordingly, prepayments on CRE1 through CRE4 were not assumed.  However, as a result of higher than expected prepayments on CRE2, prepayments of 15% on CRE5 were assumed.  The 15% prepayment rate is assumed to begin after the first year anniversary of the CRE5 securitization.

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

A summary of securitizations and securities obtained from those securitizations for the periods ended June 30, 2019 and 2018 is as follows:

•

In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $10.8 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%

•

In the first quarter of 2018, the Company sponsored The Bancorp Commercial Mortgage 2018-CRE3 Trust, securitizing $304.3 million of loans and recording an $11.7 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $28.4 million based upon an initial discount rate of 5.79%.

The Company analyzes credit risk prior to making loans on an individual loan basis.  The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	June 30,	December 31,
	2019	2018

SBA non-real estate	$ 75,475	$ 76,340
SBA commercial mortgage	189,427	165,406
SBA construction	29,298	21,636
SBA loans *	294,200	263,382
Direct lease financing	407,907	394,770
SBLOC / IBLOC **	837,672	785,303
Other specialty lending	3,432	31,836
Other consumer loans ***	7,898	16,302
	1,551,109	1,491,593
Unamortized loan fees and costs	10,342	10,383
Total loans, net of deferred loan fees and costs	$ 1,561,451	$ 1,501,976

	June 30,	December 31,
	2019	2018

SBA loans, including deferred fees and costs of $7,302 and $7,478
for June 30, 2019 and December 31, 2018, respectively	$ 301,502	$ 270,860
SBA loans included in held-for-sale	215,064	199,977
Total SBA loans	$ 516,566	$ 470,837

*  The preceding table shows SBA loans and SBA loans held-for-sale at the dates indicated (in thousands).

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.

*** Included in the table above under Other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $505,000 and $7.2 million at June 30, 2019 and December 31, 2018, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 250	$ 2,328	$ -	$ 233	$ 2
SBA commercial mortgage	-	-	-	-	-
SBA construction	710	710	-	474	-
Direct lease financing	384	495	-	412	9
Consumer - home equity	1,600	1,600	-	1,606	6
With an allowance recorded
SBA non-real estate	4,040	4,040	(3,164)	3,974	14
SBA commercial mortgage	458	458	(71)	458	-
SBA construction	-	-	-	-	-
Direct lease financing	252	252	(145)	361	14
Consumer - home equity	126	126	(15)	127	-
Total
SBA non-real estate	4,290	6,368	(3,164)	4,207	16
SBA commercial mortgage	458	458	(71)	458	-
SBA construction	710	710	-	474	-
Direct lease financing	636	747	(145)	773	23
Consumer - home equity	1,726	1,726	(15)	1,733	6
	$ 7,820	$ 10,009	$ (3,395)	$ 7,645	$ 45

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	(2,806)	2,816	70
SBA commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBA non-real estate	3,716	5,010	(2,806)	3,150	70
SBA commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at June 30, 2019 or December 31, 2018) (in thousands):

	June 30,	December 31,
	2019	2018

Non-accrual loans
SBA non-real estate	$ 3,830	$ 2,590
SBA commercial mortgage	458	458
SBA construction	710	-
Consumer	1,458	1,468
Total non-accrual loans	6,456	4,516

Loans past due 90 days or more and still accruing	2,373	954
Total non-performing loans	8,829	5,470
Other real estate owned	-	-
Total non-performing assets	$ 8,829	$ 5,470

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2019 and 2018, was $227,000 and $130,000, respectively.

The Company’s loans that were modified as of June 30, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	6	$ 1,537	$ 1,537	5	$ 1,564	$ 1,564
Direct lease financing	3	636	636	3	870	870
Consumer	2	501	501	2	513	513
Total	11	$ 2,674	$ 2,674	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 68	$ 1,469	$ -	$ 85	$ 1,479
Direct lease financing	-	252	384	-	434	436
Consumer	-	-	501	-	-	513
Total	$ -	$ 320	$ 2,354	$ -	$ 519	$ 2,428

The following table summarizes, as of June 30, 2019, troubled debt restructuring loans that had been restructured within the last 12 months that have subsequently defaulted and which are included in the table above (dollars in thousands):

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 910
Total	1	$ 910

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2019.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less deposition costs, is lower than the recorded value of the loan.  As of June 30, 2019, there were eleven troubled debt restructured loans with a balance of $2.7 million which had specific reserves of $1.4 million.  Approximately $1.3 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

A detail of the changes in the allowance for loan and lease losses by loan category and summary of loans evaluated individually and collectively for impairment is as follows (in thousands):

June 30, 2019
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total

Beginning balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(893)	-	-	(185)	-	-	(2)	-	(1,080)
Recoveries	100	-	-	16	-	-	-	-	116
Provision (credit)	1,306	274	39	735	51	(47)	(32)	(26)	2,300
Ending balance	$ 5,149	$ 1,215	$ 289	$ 2,591	$ 444	$ 13	$ 74	$ 214	$ 9,989

Ending balance: Individually evaluated for impairment	$ 3,164	$ 71	$ -	$ 145	$ -	$ -	$ 15	$ -	$ 3,395

Ending balance: Collectively evaluated for impairment	$ 1,985	$ 1,144	$ 289	$ 2,446	$ 444	$ 13	$ 59	$ 214	$ 6,594

Loans:
Ending balance	$ 75,475	$ 189,427	$ 29,298	$ 407,907	$ 837,672	$ 3,432	$ 7,898	$ 10,342	$ 1,561,451

Ending balance: Individually evaluated for impairment	$ 4,290	$ 458	$ 710	$ 636	$ -	$ -	$ 1,726	$ -	$ 7,820

Ending balance: Collectively evaluated for impairment	$ 71,185	$ 188,969	$ 28,588	$ 407,271	$ 837,672	$ 3,432	$ 6,172	$ 10,342	$ 1,553,631

	December 31, 2018
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64	-	-	1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 394,770	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,501,976

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 393,899	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,495,190

June 30, 2018
	SBA non-real estate	SBA commercial mortgage	SBA construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(388)	(157)	-	(244)	-	-	(15)	-	(804)
Recoveries	47	11	-	64	-	-	-	-	122
Provision (credit)	1,091	88	53	286	33	56	(22)	15	1,600
Ending balance	$ 3,895	$ 1,062	$ 189	$ 1,601	$ 398	$ 113	$ 544	$ 212	$ 8,014

Ending balance: Individually evaluated for impairment	$ 2,423	$ 74	$ -	$ 160	$ -	$ -	$ -	$ -	$ 2,657

Ending balance: Collectively evaluated for impairment	$ 1,472	$ 988	$ 189	$ 1,441	$ 398	$ 113	$ 544	$ 212	$ 5,357

Loans:
Ending balance	$ 75,141	$ 156,268	$ 17,781	$ 389,387	$ 795,823	$ 48,253	$ 13,174	$ 10,985	$ 1,506,812

Ending balance: Individually evaluated for impairment	$ 3,604	$ 458	$ -	$ 1,450	$ -	$ -	$ 1,624	$ -	$ 7,136

Ending balance: Collectively evaluated for impairment	$ 71,537	$ 155,810	$ 17,781	$ 387,937	$ 795,823	$ 48,253	$ 11,550	$ 10,985	$ 1,499,676

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2019 or December 31, 2018.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2019
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 45	$ -	$ -	$ 3,830	$ 3,875	$ 71,600	$ 75,475
SBA commercial mortgage	-	-	-	458	458	188,969	189,427
SBA construction	-	-	-	710	710	28,588	29,298
Direct lease financing	1,081	1,309	2,373	-	4,763	403,144	407,907
SBLOC / IBLOC	564	-	-	-	564	837,108	837,672
Other specialty lending	-	-	-	-	-	3,432	3,432
Consumer - other	-	-	-	-	-	2,354	2,354
Consumer - home equity	-	-	-	1,458	1,458	4,086	5,544
Unamortized loan fees and costs	-	-	-	-	-	10,342	10,342
	$ 1,690	$ 1,309	$ 2,373	$ 6,456	$ 11,828	$ 1,549,623	$ 1,561,451

	December 31, 2018
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held-for-sale, at the dates indicated (in thousands):

	June 30, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,761	$ 1,375	$ 4,610	$ -	$ -	$ 794	$ 1,935	$ 75,475
SBA commercial mortgage	181,833	270	5,027	-	-	1,122	1,175	189,427
SBA construction	28,588	-	710	-	-	-	-	29,298
Direct lease financing	396,639	-	5,978	-	-	-	5,290	407,907
SBLOC / IBLOC	808,020	-	-	-	-	9,802	19,850	837,672
Other specialty lending	3,432	-	-	-	-	-	-	3,432
Consumer	4,792	-	1,727	-	-	-	1,379	7,898
Unamortized loan fees and costs	-	-	-	-	-	-	10,342	10,342
	$ 1,490,065	$ 1,645	$ 18,052	$ -	$ -	$ 11,718	$ 39,971	$ 1,561,451

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

* For information on targeted loan review thresholds see “Allowance for Loan Losses ” in the 2018 Form 10-K Report in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $828,000 and $4.7 million as of June 30, 2019 and December 31, 2018, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At June 30, 2019, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $2.3 million at June 30, 2019 and $2.0 million at December 31, 2018.

The Bank periodically purchases securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In 2019, the Company purchased $755,000 of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for these loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company has purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at June 30, 2019 and had complied with all terms for all prior repurchase agreements.  There were no repurchase agreements outstanding at June 30, 2019 and December 31, 2018, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $692,000 and $1.6 million for legal services for the six months ended June 30, 2019 and 2018, respectively.

Note 8. Fair Value Measurements

ASC 825, “ Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.  During the six months ended June 30, 2019, there were no transfers between the three levels which categorize assets and liabilities by the type of information available for valuation purposes.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $312.3 million and $554.3 million as of June 30, 2019 and December 31, 2018, respectively, which approximated fair values.

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

Commercial loans held-for-sale generally have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions.  If such information is not available, fair values reflect cash flow analysis based upon pricing for similar loans.

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

The estimated fair values of demand deposits (comprised of interest and non-interest bearing checking accounts, savings accounts, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short-term borrowings are equal to their carrying amounts as they are short-term borrowings.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,361,779	$ 1,361,779	$ -	$ 1,339,287	$ 22,492
Investment securities, held-to-maturity	84,414	83,362	-	76,026	7,336
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	6,342	6,342	-	-	6,342
Commercial loans held-for-sale	934,452	934,452	-	-	934,452
Loans, net of deferred loan fees and costs	1,561,451	1,557,012	-	-	1,557,012
Investment in unconsolidated entity	58,012	58,012	-	-	58,012
Assets held-for-sale from discontinued operations	169,109	169,109	-	-	169,109
Demand and interest checking	3,964,905	3,964,905	-	3,964,905	-
Savings and money market	26,841	26,841	-	26,841	-
Subordinated debentures	13,401	10,057	-	-	10,057
Securities sold under agreements to repurchase	93	93	93	-	-
Short-term borrowings	45,000	45,000	45,000	-	-
Interest rate swaps, liability	171	171	-	171	-

	December 31, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,236,324	$ 1,236,324	$ -	$ 1,211,934	$ 24,390
Investment securities, held-to-maturity	84,432	83,391	-	76,113	7,278
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held-for-sale	688,471	688,471	-	-	688,471
Loans, net of deferred loan fees and costs	1,501,976	1,503,780	-	-	1,503,780
Investment in unconsolidated entity	59,273	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	197,831	-	-	197,831
Interest rate swaps, asset	1,681	1,681	-	1,681	-
Demand and interest checking	3,904,638	3,904,638	-	3,904,638	-
Savings and money market	31,076	31,076	-	31,076	-
Subordinated debentures	13,401	9,975	-	-	9,975
Securities sold under agreements to repurchase	93	93	93	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 57,661	$ -	$ 57,661	$ -
Asset-backed securities	262,670	-	262,670	-
Obligations of states and political subdivisions	68,436	-	68,436	-
Residential mortgage-backed securities	368,066	-	368,066	-
Collateralized mortgage obligation securities	250,180	-	250,180	-
Commercial mortgage-backed securities	354,766	-	332,274	22,492
Total investment securities available-for-sale	1,361,779	-	1,339,287	22,492
Commercial loans held-for-sale	934,452	-	-	934,452
Investment in unconsolidated entity	58,012	-	-	58,012
Assets held-for-sale from discontinued operations	169,109	-	-	169,109
Interest rate swaps, liability	171	-	171	-
	$ 2,523,181	$ -	$ 1,339,116	$ 1,184,065

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,362	$ -	$ 53,362	$ -
Asset-backed securities	188,602	-	188,602	-
Obligations of states and political subdivisions	67,986	-	67,986	-
Residential mortgage-backed securities	369,741	-	369,741	-
Collateralized mortgage obligation securities	262,207	-	262,207	-
Commercial mortgage-backed securities	294,426	-	270,036	24,390
Total investment securities available-for-sale	1,236,324	-	1,211,934	24,390
Commercial loans held-for-sale	688,471	-	-	688,471
Investment in unconsolidated entity	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	-	-	197,831
Interest rate swaps, asset	1,681	-	1,681	-
	$ 2,183,580	$ -	$ 1,213,615	$ 969,965

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

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Beginning balance	$ 24,390	$ 40,644	$ 688,471	$ 503,316
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	(74,355)	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	12,467	19,850
Included in other comprehensive loss	257	(688)	-	-
Purchases, issuances, sales and settlements
Purchases	-	62,076	-	-
Issuances	-	-	766,645	866,303
Sales	-	-	(533,131)	(700,998)
Settlements	(2,155)	(3,287)	-	-
Ending balance	$ 22,492	$ 24,390	$ 934,452	$ 688,471

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ 1,274	$ (922)

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Beginning balance	$ 59,273	$ 74,473	$ 197,831	$ 304,313
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	(3,689)	-	352
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	922	1,664
Sales	-	-	(5,119)	(35,000)
Settlements	(1,261)	(11,511)	(24,525)	(62,754)
Charge-offs	-	-	-	(10,744)
Ending balance	$ 58,012	$ 59,273	$ 169,109	$ 197,831

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ (3,689)	$ -	$ 352

	Level 3 instruments only
	Fair value at	Fair value at			Range at	Range at
	June 30, 2019	December 31, 2018	Valuation techniques	Unobservable inputs	June 30, 2019	December 31, 2018

Investment securities, available-for-sale	$ 22,492	$ 24,390	Discounted cash flow	Discount rate	4.40%	6.55%
Investment securities, held-to-maturity	7,336	7,278	Discounted cash flow	Discount rate	8.30%	8.80%
Federal Home Loan Bank and Atlantic	6,342	1,113	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,557,012	1,503,780	Discounted cash flow	Discount rate	4.45% - 7.44%	4.22% - 6.93%
costs
Commercial - SBA	215,064	199,977	Traders' pricing	Offered quotes	$98.75 - $110	$99.125 - $110
Commercial - fixed	92,955	95,307	Discounted cash flow	Discount rate	4.26% - 6.98%	5.23% - 6.92%
Commercial - floating	626,433	393,187	Discounted cash flow	Discount rate	4.44% - 7.44%	5.41% - 7.75%
Commercial loans held-for-sale	934,452	688,471
Investment in unconsolidated entity	58,012	59,273	Discounted cash flow	Discount rate	5.87%	6.30%
				Default rate	1.00%	1.00%
Assets held-for-sale from discontinued	169,109	197,831	Discounted cash flow	Discount rate,	4.50% - 8.35%	4.26% - 8.36%
operations				Credit analysis
Subordinated debentures	10,057	9,975	Discounted cash flow	Discount rate	8.30%	8.81%

Fair values in the above tablen which are estimated by the discounted cash flow method, or using other valuation techniques, are subject to uncertainty resulting from the discount rate used, or other assumptions as of the reporting date.  The discount rates used are based on market comparables which vary with credit spreads and interest rate movements or expected interest rate movements.  Changes in these factors could have a significant impact on estimated fair values.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 4,426	$ -	$ -	$ 4,426
Intangible assets	3,081	-	-	3,081
	$ 7,507	$ -	$ -	$ 7,507

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,747	$ -	$ -	$ 3,747
Intangible assets	3,846	-	-	3,846
	$ 7,593	$ -	$ -	$ 7,593

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2019, principal on impaired loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $4.4 million.  To arrive at that fair value, related loan principal of $7.8 million was reduced by specific reserves of $3.4 million within the allowance for loan losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the impaired balance at June 30, 2019 were eleven troubled debt restructured loans with a balance of $2.7 million which had specific reserves of $1.4 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale.  These instruments are not accounted for as effective hedges.  As of June 30, 2019, the Company had entered into seven interest rate swap agreements with an aggregate notional amount of $40.3 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $1.9 million for the six months ended June 30, 2019 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations.  The amount payable by the Company under these swap agreements was $171,000  at June 30, 2019, which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $751,000 as of June 30, 2019.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2019 are summarized below (dollars in thousands):

	June 30, 2019
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	2.57%	144
August 17, 2025	2,500	2.27%	2.53%	(67)
December 23, 2025	6,800	2.16%	2.34%	(140)
December 24, 2025	8,200	2.17%	2.34%	(178)
January 28, 2026	3,000	1.87%	2.58%	(8)
July 20, 2026	6,300	1.44%	2.59%	168
December 12, 2026	3,200	2.26%	2.44%	(90)
Total	$ 40,300			$ (171)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year  ($254,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of June 30, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.5 million and $1.5 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”. The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($500,000 over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of June 30, 2019 and December 31, 2018, the accumulated amortization was $11.5 million and $11.0 million.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.1 million and $908,000.

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

The ASU also includes disclosure requirements for lessors which encompass the Company’s direct financing leases.  The first disclosure requirement is to discuss significant shifts, if any, in the balance of unguaranteed residual assets and deferred selling profit on direct financing leases.  The Company’s direct financing lease portfolio consists primarily of vehicles which are sold at the end of lease terms.  The Company does not hold title to the vehicles prior to inception of the lease and, thus, selling profit is not expected or deferred.  However, sales of the vehicles may result in income when sales prices exceed residual values.  This income is reported in the consolidated statements of operations under non-interest income.  Since the majority of the portfolio is comprised of vehicle leases, sales prices may differ from residual values as a result of changes in the used vehicle market for both commercial vehicles such as trucks or passenger vehicles.

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2019	$ 70,430
2020	109,931
2021	78,557
2022	43,234
2023	20,357
2024 and thereafter	5,865
Total undiscounted cash flows	328,374
Residual value *	123,070
Difference between undiscounted cash flows and discounted cash flows	(43,537)
Present value of lease payments recorded as lease receivables	$ 407,907

*Of the $123,070,000, $27,139,000 is not guaranteed by the lessee.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The guidance is effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is evaluating the impact of the Update on the consolidated financial statements. The Company’s cross functional implementation team includes  loan review, finance, representatives of the lending department and a third party advisor. The Company’s third party advisor is in the process of analyzing additional Company specific historical information.  After the Company has analyzed all available information, it will finalize its determination of the most appropriate CECL methodology.  The Company expects to run its processes and controls for estimating expected credit losses parallel to its provisions for loan losses prior to implementation to ensure it has established sufficient and appropriate processes and controls for estimating expected credit losses.  The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company received a Supervisory Letter pursuant to which the Company may not pay dividends without prior Federal Reserve approval.  The Federal Reserve approved the payment of the interest on the Company’s trust preferred securities which was due June 15, 2019.  Future payments are subject to future approval by the Federal Reserve.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books. The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.  On February 7, 2019, certain investors filed a new action in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade Country, Florida, asserting: (i) fraudulent misrepresentation; (ii) negligent misrepresentation; (iii) aiding and abetting fraud; and (iv) civil conspiracy.  Three additional investors were included as plaintiffs in the matter, increasing the total amount at issue to $12 million.  The Bank has filed a motion to dismiss the state court action as to the Bank.  Absent dismissal, the Bank intends to vigorously defend against the claims asserted.

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.  The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and will defend itself.  At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

In addition, we are a party to various routine legal proceedings arising out of the ordinary course of our business.  The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Note 14. Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its commercial lending operations, as described in Note 15, Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its continuing operations.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  The chief decision maker for these segments is the Chief Executive Officer.  Specialty finance includes commercial loan sales and securitization, SBA loans, direct lease financing and security-backed lines of credit, cash value insurance policy-backed lines of credit and deposits generated by those business lines.  Payments include prepaid card accounts, card payments, ACH processing and deposits generated by those business lines.  Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses.  Investment income is reallocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 29,890	$ -	$ 14,190	$ -	$ 44,080
Interest allocation	-	14,190	(14,190)	-	-
Interest expense	366	8,327	848	-	9,541
Net interest income (loss)	29,524	5,863	(848)	-	34,539
Provision for loan and lease losses	600	-	-	-	600
Non-interest income	1,297	18,418	34	-	19,749
Non-interest expense	16,047	17,463	6,009	-	39,519
Income (loss) from continuing operations before taxes	14,174	6,818	(6,823)	-	14,169
Income tax expense	-	-	3,575	-	3,575
Income (loss) from continuing operations	14,174	6,818	(10,398)	-	10,594
Income from discontinued operations	-	-	-	756	756
Net income (loss)	$ 14,174	$ 6,818	$ (10,398)	$ 756	$ 11,350

	For the three months ended June 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 21,455	$ -	$ 13,905	$ -	$ 35,360
Interest allocation	-	13,905	(13,905)	-	-
Interest expense	881	4,622	323	-	5,826
Net interest income (loss)	20,574	9,283	(323)	-	29,534
Provision for loan and lease losses	900	-	-	-	900
Non-interest income	608	16,403	29	-	17,040
Non-interest expense	13,604	16,688	7,018	-	37,310
Income (loss) from continuing operations before taxes	6,678	8,998	(7,312)	-	8,364
Income tax expense	-	-	2,209	-	2,209
Income (loss) from continuing operations	6,678	8,998	(9,521)	-	6,155
Loss from discontinued operations	-	-	-	(14)	(14)
Net income (loss)	$ 6,678	$ 8,998	$ (9,521)	$ (14)	$ 6,141

	For the six months ended June 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 60,363	$ -	$ 27,295	$ -	$ 87,658
Interest allocation	-	27,295	(27,295)	-	-
Interest expense	734	16,711	1,664	-	19,109
Net interest income (loss)	59,629	10,584	(1,664)	-	68,549
Provision	2,300	-	-	-	2,300
Non-interest income	13,075	36,966	73	-	50,114
Non-interest expense	31,405	33,922	13,421	-	78,748
Income (loss) from continuing operations before taxes	38,999	13,628	(15,012)	-	37,615
Income tax expense	-	-	9,610	-	9,610
Income (loss) from continuing operations	38,999	13,628	(24,622)	-	28,005
Income from discontinued operations	-	-	-	1,275	1,275
Net income (loss)	$ 38,999	$ 13,628	$ (24,622)	$ 1,275	$ 29,280

	For the six months ended June 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 44,272	$ -	$ 26,395	$ -	$ 70,667
Interest allocation	-	26,395	(26,395)	-	-
Interest expense	1,809	8,523	727	-	11,059
Net interest income (loss)	42,463	17,872	(727)	-	59,608
Provision	1,600	-	-	-	1,600
Non-interest income	13,318	32,756	61	-	46,135
Non-interest expense	28,750	32,882	14,727	-	76,359
Income (loss) from continuing operations before taxes	25,431	17,746	(15,393)	-	27,784
Income tax expense	-	-	7,608	-	7,608
Income (loss) from continuing operations	25,431	17,746	(23,001)	-	20,176
Income from discontinued operations	-	-	-	105	105
Net income (loss)	$ 25,431	$ 17,746	$ (23,001)	$ 105	$ 20,281

June 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,499,853	$ 61,171	$ 1,873,435	$ 169,109	$ 4,603,568
Total liabilities	$ 246,358	$ 3,617,217	$ 281,861	$ -	$ 4,145,436

December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,181,499	$ 43,737	$ 2,014,844	$ 197,831	$ 4,437,911
Total liabilities	$ 281,326	$ 3,545,877	$ 203,932	$ -	$ 4,031,135

Note 15. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its  Philadelphia commercial lending operations to focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition including transfers to other financial institutions.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations and assets of the commercial lending operations to be disposed are presented as assets held-for-sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three and six months ended June 30, 2019 and 2018 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest income	$ 1,659	$ 2,066	$ 3,684	$ 4,593
Interest expense	-	-	-	-
Net interest income	1,659	2,066	3,684	4,593

Non interest income	10	504	24	868
Non interest expense	750	2,620	1,984	5,355

Income (loss) before taxes	919	(50)	1,724	106
Income tax expense (benefit)	163	(36)	449	1
Net income (loss)	$ 756	$ (14)	$ 1,275	$ 105

	June 30,	December 31,
	2019	2018
Loans, net	$ 141,512	$ 170,662
Other real estate owned	27,597	27,169
Total assets	$ 169,109	$ 197,831

Non-interest expense included fair value adjustments of $0 for the three and six months ended June 30, 2019 and $0 and $960,000, respectively, for the three and six months ended June 30, 2018.  Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $169.1 million of loans and other real estate owned remain in assets held-for-sale on the June 30, 2019 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of June 30, 2019.  The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $58.0 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.  The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its June 30, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank.  The vast majority of our revenue and income is currently generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities-backed lines of credit (SBLOC) and insurance policy cash value-backed lines of credit (IBLOC), leasing (direct lease financing), Small Business Administration (SBA) loans, and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies.  SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBA loans and commercial loans generated for sale are made nationally.

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

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $169.1 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the June 30, 2019 balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, that balance sheet reflects $58.0 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Net income of $11.4 million for the second quarter of 2019 increased over the $6.1 million for the second quarter of 2018, as a result of increases in net interest income and non-interest income.  Continuing growth in net interest income, which increased $5.0 million, reflected a $4.4 million increase in interest on commercial real estate loans originated for securitization.  Related average balances increased 147% to $477.1 million between these periods.  Net interest income also reflected increases of $1.7 million for SBLOC and IBLOC and $884,000 for SBA interest.  SBLOC and IBLOC loans comprise our largest loan portfolio and totaled $837.7 million at June 30, 2019, compared to $792.0 million at March 31, 2019, reflecting 5.8% quarterly growth as origination volume increased.  Over the same period, leases increased to $407.9 million from $384.9 million, reflecting 6.0% quarterly growth.  The accelerated second quarter 2019 growth in these categories reflected progress toward our 2019 strategic plan, which included growth strategies unique to each of those portfolios.  Similarly, SBA loans during the quarter increased to $516.6 million from $493.7 million, reflecting 4.6% quarterly growth.  The increases in interest income also reflected the impact of 2018 Federal Reserve rate increases.  While also reflecting the impact of Federal Reserve rate increases, interest expense increased to a significantly lesser extent, resulting in the increase in net interest income.  The Bank’s largest funding source, prepaid card accounts, contractually adjust to only a portion of increases in market rates.  Commercial real estate loan originations were increased compared to comparable prior year periods, which resulted in their higher average balances and resulting higher interest income.  While semi-annual gains on sales into securitizations, including a March 2019 gain of $10.8 million, have contributed to non-interest income, prepaid card and related fees and ACH, card and other payment processing fees are the largest drivers of non-interest income.  Such fees for second quarter 2019 increased 13.2% over the comparable 2018 period and totaled $18.4 million.  For those periods, non-interest expense increased 4.6%, excluding lease termination expense, which should result in future savings that will significantly exceed such expense.  The  company’s leverage ratio was 10.0% at June 30, 2019.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $43,554.26 in restitution has been paid.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors, or Third Party Processor, that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third Party Processor and the Bank is indemnified by the Third Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third Party Processor at its own expense.  The Bank has completed the process of complying with the written documentation and audit requirements of the Restitution Order.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Results of Operations

Second quarter 2019 to second quarter 2018

Net Income: Income from continuing operations before income taxes increased to $14.2 million in the second quarter of 2019 from $8.4 million in the second quarter of 2018.   Net income from continuing operations for the second quarter of 2019 was $10.6 million, or $0.19 per diluted share, compared to $6.2 million, or $0.11 per diluted share, for the second quarter of 2018.  Net income from continuing operations increased between those respective periods primarily as a result of  higher net interest income and prepaid card and payments related fees.  After discontinued operations, net income for the second quarter of 2019 increased 84.8% to $11.4 million, compared to $6.1 million for the second quarter of 2018.  Net interest income for the second quarter of 2019 increased 16.9%, to $34.5 million from $29.5 million in the second quarter of 2018 primarily as a result of higher loan balances and higher yields, reflecting the Federal Reserve’s 2018 rate increases.  The provision for loan and lease losses decreased $300,000 to $600,000 in the second quarter of 2019 compared to $900,000 in the second quarter of 2018.  Non-interest income (excluding security gains and losses) increased $2.7 million reflecting a 13.2% increase in prepaid card and related fees and ACH, card and other payment processing fees.  These increases more than offset a $1.6 million reduction in service fees on deposit accounts which resulted from the sale of the safe harbor individual retirement (IRA) portfolio in the third quarter of 2018.  In 2018, non-interest income was also reduced by a $1.7 million change in value of investment in unconsolidated entity.  Non-interest expense increased $2.2 million to $39.5 million in the second quarter of 2019 compared to $37.3 million in the second quarter 2018.  Diluted income per share was $0.20 in the second quarter of 2019 compared to $0.11 diluted income per share in the second quarter of 2018 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the second quarter of 2019 increased to $34.5 million, an increase of $5.0 million, or 16.9%, from $29.5 million in the second quarter of 2018.  Our interest income for the second quarter of 2019 increased to $44.1 million, an increase of $8.7 million, or 24.7%, from $35.4 million for the second quarter of 2018.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $2.23 billion for the second quarter of 2019 from $1.85 billion for the second quarter of 2018, an increase of $383.8 million, or 20.8%.  Related interest income increased $8.0 million on a tax equivalent basis.  The increase in average loans reflected growth in commercial loans generated for securitization, SBLOC and IBLOC, SBA and leasing.  Average commercial mortgages originated for securitization increased $284.1 million in second quarter 2019, or 147.2 % from second quarter 2018.  Of the total $8.7 million increase in loan interest income, the largest increases were  $4.4 million for commercial loans originated for securitization to $7.0 million, $1.6 million for SBLOC to $9.0 million and $880,000 for SBA to $6.5 million.  Our average investment securities of $1.45 billion for the second quarter of 2019 were comparable to the $1.44 billion for the second quarter of 2018.  Related tax equivalent interest income increased $855,000 primarily as a result of higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s 2018 rate increases on variable rate loans and securities.  While interest income increased by the aforementioned $8.7 million, interest expense increased by $3.7 million as deposits also repriced to the higher rate environment.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2019 was 3.41% compared to 3.11% for the second quarter of 2018, an increase of 30 basis points.  While the yield on interest earning assets  increased 58 basis points, the cost of deposits and interest bearing liabilities increased 37 basis points, or a net change of 21 basis points. The 30 basis point increase in the net interest margin also reflected the impact of an approximate 34.8% increase in average equity which primarily funded increases in average loans.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases. In the second quarter of 2019, the average yield on our loans increased to 5.37% from 4.75% for the second quarter of 2018, an increase of 62 basis points.  Yields on taxable investment securities in the second quarter of 2019 increased to 3.22% compared to 3.00% for the second quarter of 2018, an increase of 22 basis points.  The interest cost of total deposits and interest bearing liabilities increased 37 basis points to 0.96% for the second quarter of 2019 compared to 0.59% in the second quarter of 2018.  Average interest earning deposits at the Federal Reserve Bank decreased $38.5 million, or 8.4% to $420.2 million in the second quarter of 2019 from $458.7 million in the second quarter of 2018.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,216,935	$ 29,737	5.37%	$ 1,828,398	$ 21,704	4.75%
Leases - bank qualified*	15,446	268	6.94%	20,214	337	6.67%
Investment securities-taxable	1,443,671	11,634	3.22%	1,435,598	10,770	3.00%
Investment securities-nontaxable*	6,610	54	3.27%	8,702	63	2.90%
Interest earning deposits at Federal Reserve Bank	420,153	2,455	2.34%	458,695	2,095	1.83%
Federal funds sold and securities purchased under
agreement to resell	-	-	-	64,300	475	2.95%
Net interest earning assets	4,102,815	44,148	4.30%	3,815,907	35,444	3.72%

Allowance for loan and lease losses	(9,963)			(7,168)
Loans held-for-sale from discontinued operations	154,057	1,659	4.31%	281,476	2,066	2.94%
Other assets	283,036			212,397
	$ 4,529,945			$ 4,302,612

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,847,623	$ 8,783	0.91%	$ 3,439,265	$ 5,022	0.58%
Savings and money market	26,497	40	0.60%	502,783	617	0.49%
Total deposits	3,874,120	8,823	0.91%	3,942,048	5,639	0.57%

Short-term borrowings	80,242	526	2.62%	1,648	9	2.18%
Repurchase agreements	92	-	0.00%	171	-	0.00%
Subordinated debt	13,401	192	5.73%	13,401	178	5.31%
Total deposits and liabilities	3,967,855	9,541	0.96%	3,957,268	5,826	0.59%

Other liabilities	115,634			14,124
Total liabilities	4,083,489			3,971,392

Shareholders' equity	446,456			331,220
	$ 4,529,945			$ 4,302,612

Net interest income on tax equivalent basis *		$ 36,266			$ 31,684

Tax equivalent adjustment		68			84

Net interest income		$ 36,198			$ 31,600

Net interest margin *			3.41%			3.11%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2019 and 2018, respectively.
** Includes loans held-for-sale.

For the second quarter of 2019, average interest earning assets increased to $4.10 billion, an increase of $286.9 million, or 7.5%, from $3.82 billion in the second quarter of 2018.  The increase reflected increased average balances of loans and leases of $383.8 million, or 20.8%,  and increased average investment securities of  $6.0 million, or 0.4%.  For those respective periods, average demand and interest checking deposits increased $408.4 million, or 11.9%, primarily as a result of deposit growth in prepaid card accounts.  The $476.3 million decrease in savings and money market reflected the sale of the safe harbor IRA portfolio in the third quarter of 2018.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $600,000 for the second quarter of 2019 compared to $900,000 for the second quarter of 2018.  The allowance for loan losses increased to $10.0 million, or 0.64% of total loans at June 30, 2019, from $8.7 million, or 0.58% of total loans at December 31, 2018.  We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $19.7 million in the second quarter of 2019 compared to $17.0 million in the second quarter of 2018.  The $2.7 million, or 15.9%,  increase between those respective periods reflected higher prepaid related and payments fees. Prepaid card and related fees increased $1.8 million, or 12.6%, to $15.8 million for the second quarter of 2019 compared to $14.1 million in second quarter 2018.  The increase reflected increased volumes of transactions.  Related fees in this category include income related to usage of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $379,000, or 17.7%, to $2.5 million for the second quarter of 2019 compared to $2.1 million in the second quarter of 2018.  The increase resulted from an increase in transaction volume including fees earned from a new payment service which permits payment transfers in minutes.    Leasing related income decreased $81,000, or 7.3%, to $1.0 million for the second quarter of 2019 from $1.1 million for the second quarter of 2018, which reflected lower gains on disposition of leased vehicles in 2019.  Affinity fees decreased by $85,000, or 100.0%, to $0 for the second quarter of 2019 from $85,000 for the second quarter of 2018.  The decrease resulted from the exit of one affinity relationship whose ownership had changed.  Service fees on deposit accounts decreased $1.6 million, or 99.1%, to $14,000 for the second quarter of 2019 from $1.6 million for the second quarter of 2018,  reflecting the impact of the sale of the IRA portfolio.   In July 2018, the safe harbor IRA portfolio was sold which resulted in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income increased $323,000, or 187.8%, to $495,000 for the second quarter of 2019 from $172,000 in the second quarter of 2018.

Non-Interest Expense.  Total non-interest expense was $39.5 million for the second quarter of 2019, an increase of $2.2 million, or 5.9%, compared to $37.3 million for the second quarter of 2018. In the second quarter of 2019, lease termination expense of $908,000 was recognized and should be more than offset by $2.2 million of future rent savings.  Increases in salaries and consulting were partially offset by decreases in FDIC insurance, audit and legal expenses.  Salaries and employee benefits increased to $21.8 million for the second quarter of 2019, an increase of $2.9 million, or 15.5% from $18.9 million for the second quarter of 2018.  The increase reflected higher commercial loan securitization, SBLOC, information technology and incentive compensation expense.  Depreciation and amortization decreased $16,000, or 1.6%, to $966,000 in the second quarter of 2019 from $982,000 in the second quarter of 2018.  Rent and occupancy increased $69,000, or 5.0%, to $1.4 million in the second quarter of 2019 from $1.4 million in the second quarter of 2018.  The increase reflected newly leased space for the commercial mortgage securitization department.  Data processing decreased by $133,000, or 9.8%, to $1.2 million in the second quarter of 2019 from $1.4 million in the second quarter of 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  Printing and supplies decreased $103,000, or 33.8%, to $202,000 in the second quarter of 2019 from $305,000 in the second quarter of 2018 and reflected decreases resulting from the impact of the safe harbor IRA sale.  Audit expense decreased $217,000, or 35.4%, to $396,000 in the second quarter of 2019 from $613,000 in the second quarter of 2018, which reflected decreased tax compliance audit fees.  Legal expense decreased $236,000, or 13.3%, to $1.5 million in the second quarter of 2019 from $1.8 million in the second quarter of 2018, reflecting decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statement Restatement”) and other regulatory related legal fees.  Amortization of intangible assets remained at $383,000 for the second quarter of 2019 and 2018.  FDIC insurance expense decreased $834,000, or 28.5%, to $2.1 million for the second quarter of 2019 from $2.9 million in the second quarter of 2018 due to a decrease in the FDIC assessment rate.  Software expense increased $65,000, or 2.2%, to $3.1 million in the second quarter of 2019 from $3.0 million in the second quarter of 2018 reflecting additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense decreased $56,000, or 8.3%, to $617,000 in the second quarter of 2019 compared to $673,000 in the second quarter of 2018.  Telecom and IT network communications increased $5,000, or 1.6% to $318,000 in the second quarter of 2019 from $313,000 in the second quarter of 2018.  Consulting increased $144,000, or 16.7%, to $1.0 million in the second quarter of 2019 from $863,000 in the second quarter of 2018 reflecting increased BSA and other regulatory compliance consulting.  Lease termination expense increased $513,000, or 129.9%, to $908,000 in the second quarter of 2019 from $395,000 in the second quarter of 2018.  Other non-interest expense increased $79,000, or 2.3% to $3.5 million in the second quarter of 2019 from $3.5 million in the second quarter of 2018.

Income Taxes.  Income tax expense for continuing operations was $3.6 million for the second quarter of 2019 compared to $2.2 million in the second quarter of 2018.  A 25.2% effective tax rate in 2019 and a 26.4% effective tax rate in 2018 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

First six months 2019 to first six months 2018

Net Income: Income from continuing operations before income taxes increased to $37.6 million in the first six months of 2019 from $27.8 million in the first six months of 2018.  Net income from continuing operations for the first six months of 2019 was $28.0 million, or $0.49 per diluted share, compared to $20.2 million, or $0.36 per diluted share, for the first six months of 2018.  Net income from continuing operations increased between those respective periods as a result of  higher net interest income and prepaid card and payments related fees.  After discontinued operations, net income for the first six months of 2019 increased 44.4% to $29.3 million, compared to $20.3 million for the first six months of 2018.  Net interest income increased 15.0% to $8.9 million to $68.5 million for the first six months of 2019, compared to $59.6 million for the first six months of 2018 primarily as a result of higher loan balances and higher yields which reflected the impact of the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $700,000 to $2.3 million in the first six months of 2019 compared to $1.6 million in the first six months of 2018.  Non-interest income increased $4.0 million, from $46.1 million to $50.1 million between those respective periods.  Non-interest expense increased $2.4 million between the periods.  Diluted income per share was $0.51 for the first six months of 2019 compared to diluted income per share of  $0.36 for the first six months of 2018.

Net Interest Income:    Our net interest income for the first six months of 2019 increased to $68.5 million, an increase of $8.9 million, or 15.0%, from $59.6 million in the first six months of 2018.  Our interest income for the first six months of 2019 increased to $87.7 million, an increase of $17.0 million, or 24.0%, from $70.7 million for the first six months of 2018.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $350.2 million, or 18.4%, to $2.26 billion for the first six months of 2019 from $1.91 billion for the first six months of 2018, while related interest income increased $15.2 million on a tax equivalent basis.  The increase in average loans reflected growth in commercial loans generated for securitization, SBLOC and IBLOC, SBA and leasing.  Our average investment securities decreased to $1.38 billion for the first six months of 2019 from $1.42 billion for the first six months of 2018 while related interest income increased $1.7 million on a tax equivalent basis as a result of  higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s 2018 rate increases on variable rate loans and securities.  While interest income increased by the aforementioned $17.0 million, interest expense increased by $8.1 million as deposits also repriced to the higher rate environment.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first six months of 2019 increased to 3.43% from 3.11% in the first six months of 2018, an increase of 32 basis points.  While the yield on interest earning assets  increased 67 basis points, the cost of deposits and interest bearing liabilities increased 42 basis points, or a net change of 25 basis points.    The 32 basis point increase in the net interest margin also reflected the impact of an approximate 31.7% increase in average equity which primarily funded increases in average loans.  The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve increases.  In the first six months of 2019, the average yield on our loans increased to 5.34% from 4.74% for the first six months of 2018, an increase of 60 basis points.  Yields on taxable investment securities were higher at 3.23% compared to 2.91%, an increase of 32 basis points. The interest cost of total deposits and interest bearing liabilities increased 42 basis points to 0.97% for the second quarter of 2019 compared to 0.55% in the second quarter of 2018.  Average interest earning deposits at the Federal Reserve Bank decreased $58.8 million, or 12.2%, to $421.6 million in the first six months of 2019 from $480.3 million in the first six months of 2018.  The reduction reflected lower seasonal tax refund deposits in the first quarter of the year resulting from the exit of one of our program managers of a tax preparation software company.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,241,746	$ 59,898	5.34%	$ 1,887,511	$ 44,743	4.74%
Leases - bank qualified*	16,613	695	8.37%	20,623	671	6.51%
Investment securities-taxable	1,374,019	22,164	3.23%	1,405,749	20,469	2.91%
Investment securities-nontaxable*	7,075	114	3.22%	9,294	138	2.97%
Interest earning deposits at Federal Reserve Bank	421,580	4,957	2.35%	480,343	3,927	1.64%
Federal funds sold and securities purchased under
agreement to resell	-	-	-	64,258	889	2.77%
Net interest earning assets	4,061,033	87,828	4.33%	3,867,778	70,837	3.66%

Allowance for loan and lease losses	(9,305)			(7,076)
Loans held-for-sale from discontinued operations	163,874	3,684	4.50%	288,050	4,593	3.19%
Other assets	272,922			199,981
	$ 4,488,524			$ 4,348,733

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,838,868	$ 17,616	0.92%	$ 3,487,205	$ 9,323	0.53%
Savings and money market	28,931	77	0.53%	495,124	1,285	0.52%
Total deposits	3,867,799	17,693	0.91%	3,982,329	10,608	0.53%

Short-term borrowings	77,330	1,029	2.66%	13,182	113	1.71%
Repurchase agreements	91	-	0.00%	188	-	0.00%
Subordinated debt	13,401	387	5.78%	13,401	338	5.04%
Total deposits and liabilities	3,958,621	19,109	0.97%	4,009,100	11,059	0.55%

Other liabilities	97,449			11,285
Total liabilities	4,056,070			4,020,385

Shareholders' equity	432,454			328,348
	$ 4,488,524			$ 4,348,733

Net interest income on tax equivalent basis *		$ 72,403			$ 64,371

Tax equivalent adjustment		170			170

Net interest income		$ 72,233			$ 64,201

Net interest margin *			3.43%			3.11%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2019 and 2018, respectively.
** Includes loans held-for-sale.

For the first six months of 2019, average interest earning assets increased to $4.06 billion, an increase of $193.3 million, or 5.0%, from $3.87 billion in the first six months of 2018.  The increase reflected increased average balances of loans and leases of $350.2 million, or 18.4%, partially offset by decreases in investment securities of $33.9 million, or 2.4%, and decreases in interest earning deposits at the Federal Reserve Bank of $58.8 million, or 12.2%.  Average demand and interest checking deposits increased $351.7 million, or 10.1%, primarily as a result of deposit growth in prepaid card accounts.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses increased $700,000 to $2.3 million for the first six months of 2019 compared to $1.6 million for the first six months of 2018.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At June 30, 2019, our allowance for loan and lease losses amounted to $10.0 million, or 0.64%, of total loans compared to $8.7 million, or 0.58%, of total loans at December 31, 2018.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $50.1 million in the first six months of 2019 compared to $46.1 million in the first six months of 2018.  The $4.0 million, or 8.6%,  increase between those respective periods reflected a $4.5 million increase in prepaid card and related fees, and ACH, card and other payment processing fees.  Prepaid card and related fees increased $3.6 million, or 12.9%, to $32.0 million for the first six months of 2019 from $28.4 million for the first six months of 2018.  The increase reflected higher transactional volume.  Related fees in this category include income related to usage of cash in ATM’s for prepaid payroll cardholders. ACH, card and other payment processing fees increased $830,000, or 20.8%, to $4.8 million for the first six months of 2019 compared to $4.0 million for the first six months of 2018.  The increase resulted from an increase in transaction volume including fees earned from a new payment service which permits payment transfers in minutes..  Net realized and unrealized gains (losses) on commercial loans originated for sale decreased to $10.6 million in the first six months of 2019, from $11.3 million in the comparable prior year period. While the amount of loans securitized in 2019 was larger, credit spreads were lower, resulting in a lesser gain.  These gains resulted primarily from the respective securitizations of approximately $518 million and $304 million of loans in first quarters of  2019 and 2018.  Leasing related income increased $127,000, or 8.0%, to $1.7 million for the first six months of 2019 from $1.6 million for the first six months of 2018, which reflected higher gains on disposition of leased vehicles.  Affinity fees decreased $187,000, or 100.0%, to $0 for the first six months of  2019 from $187,000 for the first six months of 2018.  The decrease resulted from the planned exit of one affinity relationship which had a change of ownership.  Service fees on deposit accounts decreased $3.2 million, or 98.1%, to $61,000 for the first six months of 2019 from $3.2 million for the first six months of 2018, reflecting the impact of the sale of the IRA portfolio.  In July 2018, the safe harbor IRA portfolio was sold which resulted in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income increased $479,000, or 116.8%, to $889,000 in the first six months of 2019 from $410,000 in the first six months of 2018.

Non-Interest Expense.  Total non-interest expense was $78.7 million for the first six months of 2019, an increase of $2.4 million, or 3.1%, from $76.4 million for the first six months of 2018.  Salaries and employee benefits expense increased to $45.7 million, an increase of $5.7 million, or 14.3%, from $40.0 million for the first six months of 2018.  The increase reflected higher commercial real estate securitization, SBLOC, compliance and incentive compensation expense.  Depreciation and amortization decreased $73,000, or 3.6%, to $1.9 million in the first six months of 2019 from $2.0 million in the first six months of 2018 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $138,000, or 5.0%, to $2.9 million in the first six months of 2019 from $2.7 million in the first six months of 2018. The increase reflected newly leased space for the commercial mortgage securitization department.  Data processing expense decreased $869,000 million, or 25.9%, to $2.5 million in the first six months of 2019 from $3.4 million in the first six months of 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had an ownership change.  Printing and supplies decreased $152,000, or 30.8%,  to $342,000 in the first six months of 2019 from $494,000 in the first six months of 2018, which reflected  reductions from the sale of the safe harbor IRA portfolio.  Audit expense decreased $219,000, or 20.2%, to $863,000 million in the first six months of 2019 from $1.1 million in the first six months of 2018 which reflected decreased regulatory and tax compliance audit fees.  Legal expense decreased $1.3 million, or 32.0%, to $2.9 million for the first six months of 2019 from $4.2 million in the first six months of 2018, which reflected decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements Restatement”) and other regulatory related legal fees.  Amortization of intangible assets remained at $766,000 for the first six months of 2019 and 2018.  FDIC insurance expense decreased $1.1 million, or 21.8%, to $4.0 million for the first six months of 2019 from $5.1 million in the first six months of 2018, which reflected the impact of a decrease in the FDIC assessment rate.  Software expense decreased $305,000, or 4.9%, to $6.0 million in the first six months of 2019 from $6.3 million in the first six months of 2018 which reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense decreased $83,000, or 6.4%, to $1.2 million in the first six months of 2019 from $1.3 million in the first six months of 2018.  Telecom and IT network communications expense increased $4,000, or 0.6%, to $643,000 in the first six months of 2019 from $639,000 in the first six months of 2018.  Consulting expense increased $114,000, or 7.5%, to $1.6 million in the first six months of 2019 from $1.5 million in the first six months of 2018, reflecting increased BSA and other regulatory consulting.  Lease termination expense increased $513,000, or 129.9%, to $908,000 in the first six months of 2019 from $395,000 in the first six months of 2018.  Lease termination expenses should be more than offset by future savings.  Other non-interest expense decreased $198,000, or 2.9% to $6.5 million in the first six months of 2019 from $6.7 million in the first six months of 2018.  The $198,000 decrease reflected a decrease of $166,000 in prepaid card fraud losses.

Income Taxes.  Income tax expense for continuing operations was $9.6 million for the first six months of 2019 compared to income tax benefit of $7.6 million in the first six months of 2018.  A 25.5% effective tax rate in 2019 and a 27.4% effective tax rate in 2018 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits.  In prior periods, we exited deposit relationships to reduce excess balances at the Federal Reserve which earn relatively low rates of interest.  Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $420.2 million for the second quarter of 2019, compared to the prior year second quarter average of $458.7 million.  Average deposits in second quarter 2019 decreased by $67.9 million, or 1.7%,  to $3.87 billion.  A decrease in savings and money market accounts of $476.3 million resulted primarily from the sale of the safe harbor IRA portfolio in the third quarter of 2018 and was largely offset by prepaid card account growth.

Investment securities available-for-sale provide a primary source of  balance sheet liquidity.  In excess of  $800 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first six months of  2019.  As a result, loans outstanding at June 30, 2019 totaled $1.56 billion, compared to $1.50 billion at December 31, 2018, an increase of $59.5 million.  Over that period, commercial loans held-for-sale increased $246.0 million to $934.5 million as a result of new originations.  In previous years, we have sold loans into securitizations at six month intervals and we plan to continue that practice in 2019.  Such sales create an additional source of liquidity.

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

We focus on customer service which we believe has resulted in a history of customer loyalty.  Stability, low cost and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  As a result of the stability and low cost of our transaction account deposits, we have not, unlike many peers, required significant use of more costly and volatile certificates of deposit.  However, certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve.  As of June 30, 2019, we had a $1.15 billion line of credit with the Federal Reserve, which may be collateralized by various types of loans and securities.  We have never used the Federal Reserve line of credit, which as a matter of that institution’s policy, is available for limited periods in times of financial stress.  We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of June 30, 2019, we had eligible securities which would result in more than $800 million of availability.  As of June 30, 2019, we had no amount outstanding on the Federal Reserve line and $45.0 million outstanding on the FHLB line.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of June 30, 2019, we had cash reserves of approximately $13.6 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $200,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC and Federal Reserve will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at June 30, 2019 were $284.8 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Net purchases of investment securities for the six months ended June 30, 2019 were $66.3 million compared to $52.7 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $1.99 billion and $1.68 billion as of June 30, 2019 and December 31, 2018, respectively. The majority of our commitments originate with security backed lines of credit.

Such commitments are normally based on the full amount of collateral in a customers investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At June 30, 2019, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2019
The Bancorp, Inc.	10.04%	20.57%	21.03%	20.57%
The Bancorp Bank	9.76%	20.16%	20.62%	20.16%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2018
The Bancorp, Inc.	10.11%	20.64%	21.07%	20.64%
The Bancorp Bank	9.70%	20.18%	20.61%	20.18%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2019.  We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of bank loans.  Mortgage-backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 781,774	$ 15,896	$ 40,439	$ 3,386	$ 92,957
Loans net of deferred loan costs	1,061,542	67,020	257,815	155,459	19,615
Investment securities	516,116	93,534	179,719	306,153	350,671
Interest earning deposits	284,823	-	-	-	-
Total interest earning assets	2,644,255	176,450	477,973	464,998	463,243

Interest bearing liabilities:
Demand and interest checking	2,581,404	55,365	55,365	-	-
Savings and money market	6,710	13,421	6,710	-	-
Securities sold under agreements to repurchase	93	-	-	-	-
Short-term borrowings	45,000	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,646,608	68,786	62,075	-	-
Gap	$ (2,353)	$ 107,664	$ 415,898	$ 464,998	$ 463,243
Cumulative gap	$ (2,353)	$ 105,311	$ 521,209	$ 986,207	$ 1,449,450
Gap to assets ratio	*	2%	9%	10%	10%
Cumulative gap to assets ratio	*	2%	11%	21%	31%

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

Financial Condition

General.    Our total assets at June 30, 2019 were $4.60 billion, of which our total loans were $1.56 billion.  At December 31, 2018, our total assets were $4.44 billion, of which our total loans were $1.50 billion. The increase in assets reflected variability in daily deposit balances and higher equity resulting from earnings and unrealized securities gains.

Interest earning deposits and federal funds sold.  At June 30, 2019, we had a total of $284.8 million of interest earning deposits compared to $551.9 million at December 31, 2018, a decrease of $267.0 million or 48.4%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The decrease reflected the use of excess cash balances at the Federal Reserve primarily to fund loans originated for sale.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.45 billion at June 30, 2019, a increase of $125.4 million, or 9.5%, from December 31, 2018. The increase resulted from the timing of reinvestment of securities maturities.  Other securities included in the held-to-maturity classification at June 30, 2019, consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

The trust preferred is an unrated security issued by an insurance company with a book value of $9.2 million and a fair value of $7.3 million at June 30, 2019.

A total of $75.2 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities, and have a fair value of $76.0 million at June 30, 2019.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities,  an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. For the six months ended June 30, 2019 and 2018, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $6.3 million at June 30, 2019, compared to $1.1 million at December 31, 2018. The increase resulted from larger amounts of Federal Home Loan stock, which were required to permit larger borrowings. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

Investment securities with a fair value of approximately $460.2 million at June 30, 2019 and $116.0 million at December 31, 2018, were pledged as collateral to secure a line of credit with the FHLB.  At June 30, 2019, and December 31, 2018, investment securities with a fair value of approximately $165.1 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held-for-sale.  Loans held-for-sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held-for-sale increased to $934.5 million at June 30, 2019 from $688.5 million at December 31, 2018.  The increase resulted from new loan originations for the securitization planned for third quarter 2019.

Loan portfolio. Total loans increased to $1.56 billion at June 30, 2019 from $1.50 billion at December 31, 2018.

The following table summarizes our loan portfolio, not including loans held-for-sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2019	2018

SBA non-real estate	$ 75,475	$ 76,340
SBA commercial mortgage	189,427	165,406
SBA construction	29,298	21,636
SBA loans *	294,200	263,382
Direct lease financing	407,907	394,770
SBLOC / IBLOC **	837,672	785,303
Other specialty lending	3,432	31,836
Other consumer loans ***	7,898	16,302
	1,551,109	1,491,593
Unamortized loan fees and costs	10,342	10,383
Total loans, net of deferred loan fees and costs	$ 1,561,451	$ 1,501,976

	June 30,	December 31,
	2019	2018

SBA loans, including deferred fees and costs of $7,302 and $7,478
for June 30, 2019 and December 31, 2018, respectively	$ 301,502	$ 270,860
SBA loans included in held-for-sale	215,064	199,977
Total SBA loans	$ 516,566	$ 470,837

* The preceding table shows SBA loans and SBA loans held-for-sale at the dates indicated (in thousands).

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.

*** Included in the table above under Other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $505,000 and $7.2 million at June 30, 2019 and December 31, 2018, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention” or “substandard”, we reserve all losses inherent in the portfolio at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.  When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan. At June 30, 2019  there were eleven troubled debt restructured loans with a balance of $2.7 million which had specific reserves of $1.4 million. Approximately $1.3 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to leasing.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historical loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for the following major loan categories: SBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is set forth below.

At June 30, 2019, the allowance for loan losses amounted to $10.0 million which represented a $1.3 million increase over the $8.7 million at December 31, 2018.  The increase reflected higher allowance allocations  for the non-guaranteed portion of SBA loans, which include start-up business loans with a higher risk of default. The increase also reflected higher allocations for leasing.

At June 30, 2019, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2019 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At June 30, 2019, approximately 53% of the SBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2019 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of loans exceeding $1.0 million and any classified loans.  At June 30, 2019, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2019 is 35%. At June 30, 2019, approximately 57% of the leasing portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2019 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At June 30, 2019, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At June 30, 2019, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At June 30, 2019, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2019 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At June 30, 2019, approximately 89% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as follows as of the dates specified (in thousands):

	June 30, 2019
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 45	$ -	$ -	$ 3,830	$ 3,875	$ 71,600	$ 75,475
SBA commercial mortgage	-	-	-	458	458	188,969	189,427
SBA construction	-	-	-	710	710	28,588	29,298
Direct lease financing	1,081	1,309	2,373	-	4,763	403,144	407,907
SBLOC / IBLOC	564	-	-	-	564	837,108	837,672
Other specialty lending	-	-	-	-	-	3,432	3,432
Consumer - other	-	-	-	-	-	2,354	2,354
Consumer - home equity	-	-	-	1,458	1,458	4,086	5,544
Unamortized loan fees and costs	-	-	-	-	-	10,342	10,342
	$ 1,690	$ 1,309	$ 2,373	$ 6,456	$ 11,828	$ 1,549,623	$ 1,561,451

	December 31, 2018
	30-59 Days	60-89 Days	90 Days		Total		Total
	past due	past due	or greater	Non-accrual	past due	Current	loans
SBA non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBA commercial mortgage	-	-	-	458	458	164,948	165,406
SBA construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months
	ended June 30,
	2019	2018

Ratio of the allowance for loan losses to total loans	0.64%	0.53%
Ratio of the allowance for loan losses to non-performing loans *	113.14%	125.73%
Ratio of non-performing assets to total assets *	0.19%	0.16%
Ratio of net charge-offs to average loans	0.04%	0.04%
Ratio of net charge-offs to average loans annualized	0.09%	0.07%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans increased to 0.64% at June 30, 2019 from 0.53% at June 30, 2018.  The increase reflected higher allowance allocations for both the non-guaranteed portion of SBA loans and leases.   The ratio of the allowance for loan losses to non-performing loans decreased to 113.14% at June 30, 2019, from 125.73% at June 30, 2018, primarily as a result of an increase in non-performing loans.  The ratio of non-performing assets to total assets increased to 0.19% at June 30, 2019, from 0.16% at June 30, 2018, as a result of an increase in non-performing loans.  Net charge-offs to average loans remained the same at 0.04% for the six months ended June 30, 2019 and 2018.

Net charge-offs.  Net charge-offs were $964,000 for the six months ended June 30, 2019, an increase of $282,000 from net charge-offs of $682,000 during the same period of 2018.  The majority of the charge-offs in 2019 and 2018 resulted from the non-guaranteed portion of non-real estate SBA loans.

Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest.  A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non-performing loans, other real estate owned and loans past due 90 days or more still accruing interest (in thousands):

	June 30,	December 31,
	2019	2018

Non-accrual loans
SBA non-real estate	$ 3,830	$ 2,590
SBA commercial mortgage	458	458
SBA construction	710	-
Consumer	1,458	1,468
Total non-accrual loans	6,456	4,516

Loans past due 90 days or more and still accruing	2,373	954
Total non-performing loans	8,829	5,470
Other real estate owned	-	-
Total non-performing assets	$ 8,829	$ 5,470

Loans that were modified as of June 30, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBA non-real estate	6	$ 1,537	$ 1,537	5	$ 1,564	$ 1,564
Direct lease financing	3	636	636	3	870	870
Consumer	2	501	501	2	513	513
Total	11	$ 2,674	$ 2,674	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBA non-real estate	$ -	$ 68	$ 1,469	$ -	$ 85	$ 1,479
Direct lease financing	-	252	384	-	434	436
Consumer	-	-	501	-	-	513
Total	$ -	$ 320	$ 2,354	$ -	$ 519	$ 2,428

The following table summarizes, as of June 30, 2019, loans that had been restructured within the last 12 months that have subsequently defaulted (dollars in thousands).

	Number	Pre-modification recorded investment
SBA non-real estate	1	$ 910
Total	1	$ 910

The Company had no commitments to lend additional funds to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019. The Company had a commitment to extend $27,000 on one loan classified as a troubled debt restructuring as of December 31, 2018.

The following table provides information about impaired loans at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 250	$ 2,328	$ -	$ 233	$ 2
SBA commercial mortgage	-	-	-	-	-
SBA construction	710	710	-	474	-
Direct lease financing	384	495	-	412	9
Consumer - home equity	1,600	1,600	-	1,606	6
With an allowance recorded
SBA non-real estate	4,040	4,040	(3,164)	3,974	14
SBA commercial mortgage	458	458	(71)	458	-
SBA construction	-	-	-	-	-
Direct lease financing	252	252	(145)	361	14
Consumer - home equity	126	126	(15)	127	-
Total
SBA non-real estate	4,290	6,368	(3,164)	4,207	16
SBA commercial mortgage	458	458	(71)	458	-
SBA construction	710	710	-	474	-
Direct lease financing	636	747	(145)	773	23
Consumer - home equity	1,726	1,726	(15)	1,733	6
	$ 7,820	$ 10,009	$ (3,395)	$ 7,645	$ 45

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBA non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBA commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBA non-real estate	3,541	3,541	(2,806)	2,816	70
SBA commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBA non-real estate	3,716	5,010	(2,806)	3,150	70
SBA commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

We had $6.5 million of non-accrual loans at June 30, 2019 compared to $4.5 million of non-accrual loans at December 31, 2018. The $2.0 million increase in non-accrual loans was primarily due to $3.1 million of loans placed on non-accrual status partially offset by $295,000 of loan payments and $893,000 of charge-offs.  Loans past due 90 days or more still accruing interest amounted to $2.4 million at June 30, 2019 and $954,000 at December 31, 2018.  The $1.4 million increase reflected $2.7 million of additions partially offset by $542,000 of loan payments, $82,000 of charge-offs and $664,000 of loans moved to repossessed assets.

We had no other real estate owned at June 30, 2019 and December 31, 2018.

The following table classifies our loans (not including loans held-for-sale) by categories which are used throughout the industry as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 66,761	$ 1,375	$ 4,610	$ -	$ -	$ 794	$ 1,935	$ 75,475
SBA commercial mortgage	181,833	270	5,027	-	-	1,122	1,175	189,427
SBA construction	28,588	-	710	-	-	-	-	29,298
Direct lease financing	396,639	-	5,978	-	-	-	5,290	407,907
SBLOC / IBLOC	808,020	-	-	-	-	9,802	19,850	837,672
Other specialty lending	3,432	-	-	-	-	-	-	3,432
Consumer	4,792	-	1,727	-	-	-	1,379	7,898
Unamortized loan fees and costs	-	-	-	-	-	-	10,342	10,342
	$ 1,490,065	$ 1,645	$ 18,052	$ -	$ -	$ 11,718	$ 39,971	$ 1,561,451

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBA non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBA commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBA construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $17.4 million at June 30, 2019 compared to $18.9 million at December 31, 2018.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $58.0 million investment in unconsolidated entity at June 30, 2019.

Assets held-for-sale from discontinued operations.  Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $169.1 million at June 30, 2019 and were comprised of $141.5  million of net loans and $27.6 million of other real estate owned.  The June 30, 2019 balance of other real estate owned includes a Florida mall which has been written down to $15.0 million.  We are actively pursuing disposition of the mall, which was appraised in September 2018 for $16.9 million.  The June 30, 2019 loan balance includes a loan with a $16.0 million principal balance, secured by multiple commercial properties.  The loan has been written down to $13.1 million, based on August 2018 appraisals less estimated disposition costs.  The underlying properties are being marketed through a court appointed and bank approved broker.  At December 31, 2018, discontinued assets of $197.8 million were comprised of $170.6 million of net loans and $27.2 million of other real estate owned.  We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  The majority of our deposits are generated through prepaid card and other payments related deposit accounts.  One strategic focus is growing these accounts through affinity groups.  At June 30, 2019, we had total deposits of $3.99 billion compared to $3.94 billion at December 31, 2018, an increase of $56.0 million or 1.4%.  The change reflected variability in daily deposit balances.  The decrease in savings and money market in 2019 compared to the prior year reflected the impact of the sale of the safe harbor IRA portfolio in the third quarter of 2018.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2019		December 31, 2018
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,838,868	0.92%	$ 3,499,288	0.66%
Savings and money market	28,931	0.53%	362,267	0.79%
Total deposits	$ 3,867,799	0.91%	$ 3,861,555	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings.  At June 30, 2019, we had short-term borrowings of $45.0 million compared to $0 at December 31, 2018, which consisted of overnight borrowings at the FHLB. We utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve.

Borrowings.  At June 30, 2019, we had long-term borrowings of $41.3 million compared to $41.7 million at December 31, 2018.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities. Other liabilities amounted to $53.9 million at June 30, 2019 compared to $40.3 million at December 31, 2018, representing an increase of $13.6 million.  The increase reflected liabilities from the implementation of a recent accounting pronouncement, which resulted in the capitalization of future lease obligations which were offset by related liabilities as described in Note 11 to the financial statements.

Off- balance sheet arrangements.  There were no off-balance sheet arrangements during the six months ended June 30, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books. The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.  On February 7, 2019, certain investors filed a new action in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade Country, Florida, asserting: (i) fraudulent misrepresentation; (ii) negligent misrepresentation; (iii) aiding and abetting fraud; and (iv) civil conspiracy.  Three additional investors were included as plaintiffs in the matter, increasing the total amount at issue to $12 million.  The Bank has filed a motion to dismiss the state court action as to the Bank.  Absent dismissal, the Bank intends to vigorously defend against the claims asserted.

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.   The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and will defend itself.  At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

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

THE BANCORP, INC.
(Registrant)

August 6, 2019	/s/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

August 6, 2019	/s/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary