Form 10-Q
period 2019-09-30
Bancorp, Inc.
filed 2019-11-08
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2019

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

As of October 31, 2019, there were 56,910,521 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 24,068	$ 2,440
Interest earning deposits at Federal Reserve Bank	932,440	551,862
Total cash and cash equivalents	956,508	554,302

Investment securities, available-for-sale, at fair value	1,382,437	1,236,324
Investment securities, held-to-maturity (fair value $83,064 and $83,391, respectively)	84,399	84,432
Commercial loans held-for-sale, at fair value	489,240	688,471
Loans, net of deferred loan fees and costs	1,683,377	1,501,976
Allowance for loan and lease losses	(10,360)	(8,653)
Loans, net	1,673,017	1,493,323
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	4,342	1,113
Premises and equipment, net	17,857	18,895
Accrued interest receivable	13,898	12,753
Intangible assets, net	2,698	3,846
Deferred tax asset, net	13,006	21,622
Investment in unconsolidated entity, at fair value	49,431	59,273
Assets held-for-sale from discontinued operations	162,098	197,831
Other assets	94,605	65,726
Total assets	$ 4,943,536	$ 4,437,911

LIABILITIES
Deposits
Demand and interest checking	$ 3,844,747	$ 3,904,638
Savings and money market	25,950	31,076
Time deposits	475,000	-
Total deposits	4,345,697	3,935,714

Securities sold under agreements to repurchase	93	93
Subordinated debentures	13,401	13,401
Long-term borrowings	41,166	41,674
Other liabilities	59,005	40,253
Total liabilities	4,459,362	4,031,135

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,910,521 and 56,446,088
shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	56,911	56,446
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	370,113	366,181
Accumulated earnings (deficit)	48,888	(817)
Accumulated other comprehensive income (loss)	9,128	(14,168)
Total shareholders' equity	484,174	406,776

Total liabilities and shareholders' equity	$ 4,943,536	$ 4,437,911

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 35,302	$ 24,981	$ 95,749	$ 70,254
Investment securities:
Taxable interest	10,485	10,906	32,649	31,375
Tax-exempt interest	43	50	133	159
Federal funds sold/securities purchased under agreements to resell	-	480	-	1,369
Interest earning deposits	2,545	2,239	7,502	6,166
	48,375	38,656	136,033	109,323
Interest expense
Deposits	9,034	7,690	26,727	18,298
Short-term borrowings	1,595	148	2,624	261
Subordinated debentures	186	186	573	524
	10,815	8,024	29,924	19,083
Net interest income	37,560	30,632	106,109	90,240
Provision for loan and lease losses	650	1,060	2,950	2,660
Net interest income after provision for loan and lease losses	36,910	29,572	103,159	87,580

Non-interest income
Service fees on deposit accounts	8	402	69	3,624
ACH, card and other payment processing fees	2,590	2,281	7,414	6,275
Prepaid and debit card and related fees	16,134	13,204	48,137	41,559
Net realized and unrealized gains on commercial loans
originated for sale	13,704	8,999	24,319	20,274
Change in value of investment in unconsolidated entity	-	(78)	-	(2,981)
Leasing related income	589	758	2,311	2,353
Affinity fees	-	84	-	271
Gain on sale of IRA portfolio	-	65,000	-	65,000
Other	490	320	1,379	730
Total non-interest income	33,515	90,970	83,629	137,105

Non-interest expense
Salaries and employee benefits	24,526	19,243	70,192	59,213
Depreciation and amortization	885	999	2,825	3,012
Rent and related occupancy cost	1,432	1,343	4,304	4,077
Data processing expense	1,192	1,380	3,684	4,741
Printing and supplies	164	285	506	779
Audit expense	402	471	1,265	1,553
Legal expense	1,466	1,610	4,324	5,811
Amortization of intangible assets	382	382	1,148	1,148
FDIC insurance	860	2,241	4,884	7,389
Software	3,199	3,593	9,180	9,879
Insurance	663	673	1,874	1,967
Telecom and IT network communications	417	332	1,060	971
Consulting	934	1,130	2,576	2,658
SEC settlement	1,400	-	1,400	-
Lease termination expense	-	-	908	395
Other	4,129	3,617	10,669	10,065
Total non-interest expense	42,051	37,299	120,799	113,658
Income from continuing operations before income taxes	28,374	83,243	65,989	111,027
Income tax expense	7,975	21,942	17,585	29,550
Net income from continuing operations	$ 20,399	$ 61,301	$ 48,404	$ 81,477

Discontinued operations
Income (loss) from discontinued operations before income taxes	151	(370)	1,875	(264)
Income tax expense (benefit)	125	(346)	574	(345)
Income (loss) from discontinued operations, net of tax	26	(24)	1,301	81
Net income	$ 20,425	$ 61,277	$ 49,705	$ 81,558

Net income per share from continuing operations - basic	$ 0.36	$ 1.09	$ 0.85	$ 1.45
Net income per share from discontinued operations - basic	$ -	$ -	$ 0.02	$ -
Net income per share - basic	$ 0.36	$ 1.09	$ 0.87	$ 1.45

Net income per share from continuing operations - diluted	$ 0.36	$ 1.07	$ 0.85	$ 1.43
Net income per share from discontinued operations - diluted	$ -	$ -	$ 0.02	$ -
Net income per share - diluted	$ 0.36	$ 1.07	$ 0.87	$ 1.43

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)

Net income	$ 20,425	$ 61,277	$ 49,705	$ 81,558
Other comprehensive income net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	5,800	(4,540)	31,890	(23,285)
Reclassification adjustments for losses included in income	-	(15)	-	(41)
Amortization of losses previously held as available-for-sale	7	69	22	90
Other comprehensive income (loss)	5,807	(4,486)	31,912	(23,236)

Income tax (benefit) expense related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gain (loss) during the period	1,566	(1,226)	8,610	(6,287)
Reclassification adjustments for losses included in income	-	(4)	-	(11)
Amortization of losses previously held as available-for-sale	2	18	6	24
Income tax expense (benefit) related to items of other comprehensive
income (loss)	1,568	(1,212)	8,616	(6,274)

Other comprehensive income (loss) net of tax and reclassifications into net income	4,239	(3,274)	23,296	(16,962)
Comprehensive income	$ 24,664	$ 58,003	$ 73,001	$ 64,596

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2019
(in thousands, except share data)

						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	income/(loss)	Total

Balance at January 1, 2019	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	$ 406,776
Net income	-	-	-	-	17,930	-	17,930
Common stock issued from restricted units,
net of tax benefits	121,916	122	-	(122)	-	-	-
Stock-based compensation	-	-	-	1,424	-	-	1,424
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	8,650	8,650

Balance at March 31, 2019	56,568,004	$ 56,568	$ (866)	$ 367,483	$ 17,113	$ (5,518)	$ 434,780

Net income	-	-	-	-	11,350	-	11,350
Common stock issued from restricted units,
net of tax benefits	306,952	307	-	(307)	-	-	-
Stock-based compensation	-	-	-	1,595	-	-	1,595
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	10,407	10,407

Balance at June 30, 2019	56,874,956	$ 56,875	$ (866)	$ 368,771	$ 28,463	$ 4,889	$ 458,132

Net income	-	-	-	-	20,425	-	20,425
Common stock issued from restricted units,
net of tax benefits	35,565	36	-	(36)	-	-	-
Stock-based compensation	-	-	-	1,378	-	-	1,378
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	4,239	4,239

Balance at September 30, 2019	56,910,521	$ 56,911	$ (866)	$ 370,113	$ 48,888	$ 9,128	$ 484,174

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2018
(in thousands, except share data)
						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	loss	Total

Balance at January 1, 2018	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income	-	-	-	-	14,140	-	14,140
Common stock issued from option exercises,
net of tax benefits	13,390	13	-	107	(9)	-	111
Common stock issued from restricted units,
net of tax benefits	433,344	433	-	(433)	-	-	-
Stock-based compensation	-	-	-	743	-	-	743
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,252)	(9,252)

Balance at March 31, 2018	56,307,884	$ 56,307	$ (866)	$ 363,613	$ (75,354)	$ (13,809)	$ 329,891

Net income	-	-	-	-	6,141	-	6,141
Common stock issued from restricted units,
net of tax benefits	102,641	104	-	(103)	-	-	1
Stock-based compensation	-	-	-	950	-	-	950
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(4,436)	(4,436)

Balance at June 30, 2018	56,410,525	$ 56,411	$ (866)	$ 364,460	$ (69,213)	$ (18,245)	$ 332,547

Net income	-	-	-	-	61,277	-	61,277
Common stock issued from restricted units,
net of tax benefits	35,563	35	-	(35)	-	-	-
Stock-based compensation	-	-	-	1,324	-	-	1,324
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(3,274)	(3,274)

Balance at September 30, 2018	56,446,088	$ 56,446	$ (866)	$ 365,749	$ (7,936)	$ (21,519)	$ 391,874

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2019	2018
	(in thousands)
Operating activities
Net income from continuing operations	$ 48,404	$ 81,477
Net income from discontinued operations	1,301	81
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,973	4,160
Provision for loan and lease losses	2,950	2,660
Net amortization of investment securities discounts/premiums	14,270	11,390
Stock-based compensation expense	4,396	3,017
Loans originated for sale	(1,099,719)	(485,198)
Sale of commercial loans originated for resale	1,232,041	635,964
Gain on sales of commercial loans originated for resale	(25,228)	(20,733)
Gain on sale of IRA portfolio	-	(65,000)
Loss on sale of fixed assets	-	15
Fair value adjustment on investment in unconsolidated entity	-	2,981
Writedown of other real estate owned	-	45
Change in fair value of loans held-for-sale	(1,562)	2,255
Change in fair value of derivatives	2,471	(1,797)
Gain on sales of investment securities	-	(41)
Increase in accrued interest receivable	(1,145)	(721)
Increase in other assets	(21,904)	(8,419)
Change in fair value of discontinued loans held-for-sale	-	1,387
Change in fair value of discontinued assets held-for-sale	123	-
Increase in other liabilities	2,949	2,602
Net cash provided by operating activities	163,320	166,125

Investing activities
Purchase of investment securities available-for-sale	(157,480)	(134,758)
Cash from call of investment securities held-to-maturity	-	2,000
Proceeds from sale of investment securities available-for-sale	-	3,529
Proceeds from redemptions and prepayments of securities available-for-sale	122,438	163,784
Net increase in loans	(179,806)	(106,368)
Net decrease in discontinued loans held-for-sale	28,939	71,078
Purchases of premises and equipment	(1,824)	(647)
Change in receivable from investment in unconsolidated entity	123	33,530
Return of investment in unconsolidated entity	9,842	7,280
Decrease in discontinued assets held-for-sale	6,671	5,822
Net cash (used in) provided by investing activities	(171,097)	45,250

Financing activities
Net increase (decrease) in deposits	409,983	(402,784)
Net decrease in securities sold under agreements to repurchase	-	(59)
Proceeds from the issuance of common stock	-	112
Proceeds from the sale of IRA portfolio	-	60,000
Net cash provided by (used in) financing activities	409,983	(342,731)

Net increase (decrease) in cash and cash equivalents	402,206	(131,356)

Cash and cash equivalents, beginning of period	554,302	908,935

Cash and cash equivalents, end of period	$ 956,508	$ 777,579

Supplemental disclosure:
Interest paid	$ 28,871	$ 18,977
Taxes paid	$ 15,037	$ 1,899
Non-cash investing and financing activities
Investment securities received in securitization transactions	$ 93,191	$ 62,076
Transfers of discontinued loans to other real estate owned	$ 5,295	$ 989

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC) and cash value of insurance-backed lines of credit (IBLOC), leasing (direct lease financing), Small Business Administration (SBA) loans and loans generated for sale into capital markets primarily through commercial loan securitizations (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K Report).  The results of operations for the nine month period ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

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

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer.  When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer.  The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer.  As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services. This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration.  Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Codification (ASC) 606 include prepaid and debit card, card payment, ACH and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in American Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

Prepaid and debit card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred.  The Company earns transactional and/or interchange fees on prepaid card accounts when transactions occur and revenue is billed and collected monthly or quarterly. Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the income statement.  Card payment and ACH processing fees include transaction fees earned for processing merchant transactions.  Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly. ACH processing fees are earned on a per item basis as the transactions are processed for third-party clients and are also billed and collected monthly. Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including, but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts.  Revenue for these services is recognized monthly as the services are performed.  The Company’s customer contracts do not typically have performance obligations and fees are collected and earned when the transaction occurs.  The Company may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts.  Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

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

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At September 30, 2019, the Company had three active stock-based compensation plans which are described in the Company’s 2018 Annual Report on the Form 10-K.

The Company granted 65,104 stock options with a vesting period of 4 years during the nine month period ended September 30, 2019.  The weighted average grant-date fair value was $3.84.  The Company did not grant stock options during the nine month period ended September 30, 2018.  There were no common stock options exercised in the nine month period ended September 30, 2019, and 23,125 common stock options were exercised during the nine month period ended September 30, 2018.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2019	1,276,500	$ 8.23	3.77	$ 511,200
Granted	65,104	8.57	3.38	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2019	1,341,604	$ 8.25	3.33	$ 2,280,348
Exercisable at September 30, 2019	1,201,500	$ 8.32	2.80	$ 1,957,510

The Company granted 930,831 restricted stock units (RSUs) in the first nine months of 2019 of which 863,331 have a vesting period of 3 years and 67,500 have a vesting period of one year.  At issuance, the 930,831 RSUs granted in the first nine months of 2019 had a fair value of $8.57 per unit.  In the first nine months of 2018, the Company granted 507,792 RSUs, of which 440,292 had a vesting period of 2.8 years and 67,500 had a vesting period of one year.  The 507,792 RSUs granted in the first nine months of 2018 had a fair value of $11.07 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2019	850,937	$ 8.84	1.44
Granted	930,831	8.57	2.22
Vested	(464,430)	8.21
Forfeited	(29,986)	8.95
Outstanding at September 30, 2019	1,287,352	$ 8.87	1.90

As of September 30, 2019, there was a total of $8.8 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.9 years.  Related compensation expense for the nine months ended September 30, 2019 and 2018 was $4.4 million and $3.0 million, respectively.  The total issuance date fair value of RSUs vested and options exercised during the nine months ended September 30, 2019 and 2018 was $3.8 million and $3.1 million, respectively.  The total intrinsic value of the options exercised and stock units vested in those respective periods was $4.3 million and $6.2 million, respectively.

For the periods ended September 30, 2019 and 2018, the Company estimated fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	September 30,
	2019	2018
Risk-free interest rate	2.63%	-
Expected dividend yield	-	-
Expected volatility	41.83%	-
Expected lives (years)	1.0 - 6.3	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended September 30, 2019 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures.  The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 20,399	56,907,815	$ 0.36
Effect of dilutive securities
Common stock options and restricted stock units	-	505,482	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,399	57,413,297	$ 0.36

	For the three months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 26	56,907,815	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	505,482	-
Diluted earnings per share
Net earnings available to common shareholders	$ 26	57,413,297	$ -

	For the three months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 20,425	56,907,815	$ 0.36
Effect of dilutive securities
Common stock options and restricted stock units	-	505,482	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,425	57,413,297	$ 0.36

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2019, and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price. Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

	For the nine months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 48,404	56,712,084	$ 0.85
Effect of dilutive securities
Common stock options and restricted stock units	-	440,287	-
Diluted earnings per share
Net earnings available to common shareholders	$ 48,404	57,152,371	$ 0.85

	For the nine months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 1,301	56,712,084	$ 0.02
Effect of dilutive securities
Common stock options and restricted stock units	-	440,287	-
Diluted earnings per share
Net earnings available to common shareholders	$ 1,301	57,152,371	$ 0.02

	For the nine months ended
	September 30, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 49,705	56,712,084	$ 0.87
Effect of dilutive securities
Common stock options and restricted stock units	-	440,287	-
Diluted earnings per share
Net earnings available to common shareholders	$ 49,705	57,152,371	$ 0.87

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at September 30, 2019, and included in the dilutive earnings per share computation shares because the exercise price per share was less than the average market price.  Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 61,301	56,442,222	$ 1.09
Effect of dilutive securities
Common stock options and restricted stock units	-	661,079	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 61,301	57,103,301	$ 1.07

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (24)	56,442,222	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	661,079	-
Diluted loss per share
Net loss available to common shareholders	$ (24)	57,103,301	$ -

	For the three months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 61,277	56,442,222	$ 1.09
Effect of dilutive securities
Common stock options and restricted stock units	-	661,079	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 61,277	57,103,301	$ 1.07

Stock options for 136,500 shares, exercisable $10.45 per share, were outstanding at September 30, 2018, but were not included in the dilutive shares because the exercise price per share was greater than the average market price.

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 81,477	56,309,390	$ 1.45
Effect of dilutive securities
Common stock options and restricted stock units	-	775,454	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 81,477	57,084,844	$ 1.43

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from discontinued operations
Net earnings available to common shareholders	$ 81	56,309,390	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	775,454	-
Diluted earnings per share
Net earnings available to common shareholders	$ 81	57,084,844	$ -

	For the nine months ended
	September 30, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 81,558	56,309,390	$ 1.45
Effect of dilutive securities
Common stock options and restricted stock units	-	775,454	(0.02)
Diluted earnings per share
Net earnings available to common shareholders	$ 81,558	57,084,844	$ 1.43

Stock options for 1,429,500 shares exercisable at prices between $6.75 and $10.45 per share, were outstanding at September 30, 2018, and included in dilutive shares because the exercise price per share was less than the average market price.

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

Available-for-sale	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 53,479	$ 1,198	$ (149)	$ 54,528
Asset-backed securities *	259,516	225	(733)	259,008
Tax-exempt obligations of states and political subdivisions	6,173	137	-	6,310
Taxable obligations of states and political subdivisions	60,052	2,498	-	62,550
Residential mortgage-backed securities	349,909	4,154	(1,105)	352,958
Collateralized mortgage obligation securities	236,468	2,566	(200)	238,834
Commercial mortgage-backed securities	403,542	5,525	(818)	408,249
	$ 1,369,139	$ 16,303	$ (3,005)	$ 1,382,437

September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 45,776	$ 22	$ (415)	$ 45,383
Collateralized loan obligation securities	210,869	199	(318)	210,750
Other	2,871	4	-	2,875
	$ 259,516	$ 225	$ (733)	$ 259,008

Held-to-maturity	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,206	$ -	$ (2,060)	$ 7,146
Other debt securities - pooled	75,193	725	-	75,918
	$ 84,399	$ 725	$ (2,060)	$ 83,064

Available-for-sale	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 54,095	$ 146	$ (879)	$ 53,362
Asset-backed securities *	189,850	104	(1,352)	188,602
Tax-exempt obligations of states and political subdivisions	7,546	50	(45)	7,551
Taxable obligations of states and political subdivisions	60,152	803	(520)	60,435
Residential mortgage-backed securities	377,199	648	(8,106)	369,741
Collateralized mortgage obligation securities	265,914	287	(3,994)	262,207
Commercial mortgage-backed securities	300,143	190	(5,907)	294,426
	$ 1,254,899	$ 2,228	$ (20,803)	$ 1,236,324

December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 59,705	$ 87	$ (283)	$ 59,509
Collateralized loan obligation securities	125,045	-	(1,069)	123,976
Other	5,100	17	-	5,117
	$ 189,850	$ 104	$ (1,352)	$ 188,602

Held-to-maturity	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,168	$ -	$ (1,890)	$ 7,278
Other debt securities - pooled	75,264	849	-	76,113
	$ 84,432	$ 849	$ (1,890)	$ 83,391

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.3 million and $1.1 million, respectively, at September 30, 2019 and December 31, 2018.

The amortized cost and fair value of the Company’s investment securities at September 30, 2019, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 6,877	$ 6,879	$ -	$ -
Due after one year through five years	73,153	74,685	-	-
Due after five years through ten years	248,936	254,860	-	-
Due after ten years	1,040,173	1,046,013	84,399	83,064
	$ 1,369,139	$ 1,382,437	$ 84,399	$ 83,064

At September 30, 2019 and December 31, 2018, investment securities with a fair value of approximately $258.9 million and $116.0 million, respectively, were pledged to secure a line of credit with the FHLB.  At September 30, 2019 and December 31, 2018, investment securities with a fair value of approximately $165.0 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Fair values of available-for-sale securities are based on the fair market values supplied by a third-party market data provider, or where such third-party market data is not available, fair values are based on discounted cash flows,. The fair values of held-to-maturity securities are based on the present value of cash flows, derived by discounting expected cash flows from principal and interest using yield to maturity at the measurement date.  Alternatively, held-to-maturity fair values may be based upon prices provided by securities dealers with expertise in the securities being evaluated, or actual trade data from an independent pricing service.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at September 30, 2019 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 3,074	$ (5)	$ 4,473	$ (144)	$ 7,547	$ (149)
Asset-backed securities	27	136,446	(538)	13,541	(195)	149,987	(733)
Residential mortgage-backed securities	63	51,011	(131)	81,167	(974)	132,178	(1,105)
Collateralized mortgage obligation securities	21	25,706	(33)	20,232	(167)	45,938	(200)
Commercial mortgage-backed securities	5	43,979	(247)	24,297	(571)	68,276	(818)
Total temporarily impaired
investment securities	119	$ 260,216	$ (954)	$ 143,710	$ (2,051)	$ 403,926	$ (3,005)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Corporate and other debt securities:
Single issuers	1	$ -	$ -	$ 7,146	$ (2,060)	$ 7,146	$ (2,060)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,146	$ (2,060)	$ 7,146	$ (2,060)

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At September 30, 2019, it had a book value of $9.2 million and a fair value of $7.1 million.

The Company has evaluated the securities in the above tables as of September 30, 2019 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans held-for-sale to better reflect the economics of the transactions.  At September 30, 2019, the fair value of the loans held-for-sale was $489.2 million and their amortized cost was $484.3 million.  Included in “Net realized and unrealized gains (losses) on loans originated for sale” in the consolidated statements of operations are changes in the estimate in fair value of unsold loans.  For the nine months ended September 30, 2019, unrealized gains recognized for such changes in fair value were $1.6 million.  For the nine months ended September 30, 2018, unrealized losses similarly recognized were $2.3 million.  There were no changes in fair value related to credit risk.  Interest earned on loans held-for-sale during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations.  The Bank also pledged the majority of its loans to the Federal Reserve Bank for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line, the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The Company has periodically sponsored the structuring of commercial mortgage loan securitizations.  The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing.  Servicing rights are not retained.  Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary.  Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities.  The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs.  The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans.  It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant.  Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations.  However, as a result of higher than expected prepayments on CRE2, annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments  were accordingly not estimated.

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

A summary of securitizations and securities obtained from those securitizations for the periods ended September 30, 2019 and 2018 is as follows:

•

In the third quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE6 Trust, securitizing $778.2 million of loans and recording a $13.7 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $51.6 million based upon an initial discount rate of 4.12%.

•

In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $10.8 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%.

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

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	September 30,	December 31,
	2019	2018

SBL non-real estate	$ 84,181	$ 76,340
SBL commercial mortgage	209,008	165,406
SBL construction	38,116	21,636
Small business loans *	331,305	263,382
Direct lease financing	412,755	394,770
SBLOC / IBLOC **	920,463	785,303
Other specialty lending	3,167	31,836
Other consumer loans ***	6,388	16,302
	1,674,078	1,491,593
Unamortized loan fees and costs	9,299	10,383
Total loans, net of deferred loan fees and costs	$ 1,683,377	$ 1,501,976

	September 30,	December 31,
	2019	2018

SBL loans, including deferred fees and costs of $6,135 and $7,478
for September 30, 2019 and December 31, 2018, respectively	$ 337,440	$ 270,860
SBL loans included in held-for-sale	222,007	199,977
Total small business loans	$ 559,447	$ 470,837

*  The preceding table shows small business loans (SBL) and SBL held-for-sale at the dates indicated (in thousands). While the majority of  SBL are comprised of SBA loans, SBL also includes $16,953,000 of non-SBA loans as of September 30, 2019 and none at December 31, 2018.

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.

*** Included in the table above under Other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $771,000 and $7.2 million at September 30, 2019 and December 31, 2018, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

The following table provides information about impaired loans at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 352	$ 2,478	$ -	$ 262	$ 4
SBL commercial mortgage	-	-	-	-	-
SBL construction	-	-	-	355	-
Direct lease financing	288	288	-	381	9
Consumer - home equity	495	495	-	1,329	7
With an allowance recorded
SBL non-real estate	3,898	3,898	(3,037)	3,955	22
SBL commercial mortgage	458	458	(71)	458	-
SBL construction	711	711	(35)	178	-
Direct lease financing	136	136	(136)	305	16
Consumer - home equity	1,220	1,220	(204)	400	-
Total
SBL non-real estate	4,250	6,376	(3,037)	4,217	26
SBL commercial mortgage	458	458	(71)	458	-
SBL construction	711	711	(35)	533	-
Direct lease financing	424	424	(136)	686	25
Consumer - home equity	1,715	1,715	(204)	1,729	7
	$ 7,558	$ 9,684	$ (3,483)	$ 7,623	$ 58

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBL commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBL non-real estate	3,541	3,541	(2,806)	2,816	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBL non-real estate	3,716	5,010	(2,806)	3,150	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at September 30, 2019 or December 31, 2018) (in thousands):

	September 30,	December 31,
	2019	2018

Non-accrual loans
SBL non-real estate	$ 3,803	$ 2,590
SBL commercial mortgage	458	458
SBL construction	711	-
Consumer	1,448	1,468
Total non-accrual loans	6,420	4,516

Loans past due 90 days or more and still accruing	2,788	954
Total non-performing loans	9,208	5,470
Other real estate owned	-	-
Total non-performing assets	$ 9,208	$ 5,470

Interest which would have been earned on loans classified as non-accrual for the nine months ended September 30, 2019 and 2018, was $356,000 and $188,000, respectively.

The Company’s loans that were modified as of September 30, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$ 1,274	$ 1,274	5	$ 1,564	$ 1,564
Direct lease financing	2	423	423	3	870	870
Consumer	2	495	495	2	513	513
Total	10	$ 2,192	$ 2,192	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 60	$ 1,214	$ -	$ 85	$ 1,479
Direct lease financing	-	136	287	-	434	436
Consumer	-	-	495	-	-	513
Total	$ -	$ 196	$ 1,996	$ -	$ 519	$ 2,428

The following table summarizes, as of September 30, 2019, troubled debt restructuring loans that had been restructured within the last 12 months that have subsequently defaulted and which are included in the table above (dollars in thousands):

	Number	Pre-modification recorded investment
SBL non-real estate	1	$ 660
Total	1	$ 660

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of September 30, 2019.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less deposition costs, is lower than the recorded value of the loan.  As of September 30, 2019, there were 10 troubled debt restructured loans with a balance of $2.2 million which had specific reserves of $1.2 million.  Approximately $1.0 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

A detail of the changes in the allowance for loan and lease losses by loan category and summary of loans evaluated individually and collectively for impairment is as follows (in thousands):

September 30, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total

Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(995)	-	-	(391)	-	-	(3)	-	(1,389)
Recoveries	94	-	-	51	-	-	1	-	146
Provision (credit)	1,595	315	141	676	118	(48)	125	28	2,950
Ending balance	$ 5,330	$ 1,256	$ 391	$ 2,361	$ 511	$ 12	$ 231	$ 268	$ 10,360

Ending balance: Individually evaluated for impairment	$ 3,037	$ 71	$ 35	$ 136	$ -	$ -	$ 204	$ -	$ 3,483

Ending balance: Collectively evaluated for impairment	$ 2,293	$ 1,185	$ 356	$ 2,225	$ 511	$ 12	$ 27	$ 268	$ 6,877

Loans:
Ending balance	$ 84,181	$ 209,008	$ 38,116	$ 412,755	$ 920,463	$ 3,167	$ 6,388	$ 9,299	$ 1,683,377

Ending balance: Individually evaluated for impairment	$ 4,250	$ 458	$ 711	$ 424	$ -	$ -	$ 1,715	$ -	$ 7,558

Ending balance: Collectively evaluated for impairment	$ 79,931	$ 208,550	$ 37,405	$ 412,331	$ 920,463	$ 3,167	$ 4,673	$ 9,299	$ 1,675,819

December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2018	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64	-	-	1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 394,770	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,501,976

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 393,899	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,495,190

September 30, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2018	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,079)	(157)	-	(532)	-	-	(20)	-	(1,788)
Recoveries	47	13	-	64	-	-	-	-	124
Provision (credit)	1,434	245	50	929	24	19	(44)	3	2,660
Ending balance	$ 3,547	$ 1,221	$ 186	$ 1,956	$ 389	$ 76	$ 517	$ 200	$ 8,092

Ending balance: Individually evaluated for impairment	$ 1,844	$ 71	$ -	$ 195	$ -	$ -	$ -	$ -	$ 2,110

Ending balance: Collectively evaluated for impairment	$ 1,703	$ 1,150	$ 186	$ 1,761	$ 389	$ 76	$ 517	$ 200	$ 5,982

Loans:
Ending balance	$ 74,408	$ 166,432	$ 17,978	$ 395,976	$ 778,552	$ 40,799	$ 12,172	$ 10,456	$ 1,496,773

Ending balance: Individually evaluated for impairment	$ 2,972	$ 458	$ -	$ 1,125	$ -	$ -	$ 1,618	$ -	$ 6,173

Ending balance: Collectively evaluated for impairment	$ 71,436	$ 165,974	$ 17,978	$ 394,851	$ 778,552	$ 40,799	$ 10,554	$ 10,456	$ 1,490,600

The Company did not have loans acquired with deteriorated credit quality at either September 30, 2019 or December 31, 2018.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	September 30, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 141	$ -	$ -	$ 3,803	$ 3,944	$ 80,237	$ 84,181
SBL commercial mortgage	-	-	-	458	458	208,550	209,008
SBL construction	-	-	-	711	711	37,405	38,116
Direct lease financing	1,898	930	2,788	-	5,616	407,139	412,755
SBLOC / IBLOC	2,561	-	-	-	2,561	917,902	920,463
Other specialty lending	-	-	-	-	-	3,167	3,167
Consumer - other	-	-	-	-	-	1,037	1,037
Consumer - home equity	-	-	-	1,448	1,448	3,903	5,351
Unamortized loan fees and costs	-	-	-	-	-	9,299	9,299
	$ 4,600	$ 930	$ 2,788	$ 6,420	$ 14,738	$ 1,668,639	$ 1,683,377

	December 31, 2018
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBL commercial mortgage	-	-	-	458	458	164,948	165,406
SBL construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held-for-sale, at the dates indicated (in thousands):

	September 30, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate *	$ 64,507	$ 1,948	$ 4,577	$ -	$ -	$ 9,148	$ 4,001	$ 84,181
SBL commercial mortgage *	194,949	268	5,011	-	-	7,889	891	209,008
SBL construction	37,284	-	711	-	-	-	121	38,116
Direct lease financing	397,612	-	9,535	-	-	2,256	3,352	412,755
SBLOC / IBLOC	865,695	-	-	-	-	-	54,768	920,463
Other specialty lending	3,167	-	-	-	-	-	-	3,167
Consumer	3,351	-	1,448	-	-	-	1,589	6,388
Unamortized loan fees and costs	-	-	-	-	-	-	9,299	9,299
	$ 1,566,565	$ 2,216	$ 21,282	$ -	$ -	$ 19,293	$ 74,021	$ 1,683,377

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBL commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBL construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

* For information on targeted loan review thresholds see “Allowance for Loan Losses” in the 2018 Form 10-K Report in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $0 and $4.7 million as of September 30, 2019 and December 31, 2018, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At September 30, 2019, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $2.0 million at September 30, 2019 and December 31, 2018.

The Bank periodically purchases securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In 2019, the Company purchased $1.4 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for these loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company has purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at September 30, 2019 and had complied with all terms for all prior repurchase agreements.  There were no repurchase agreements outstanding at September 30, 2019 and December 31, 2018, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $915,000 and $2.2 million for legal services for the nine months ended September 30, 2019 and 2018, respectively.

Note 8. Fair Value Measurements

ASC 825, “Financial Instruments”, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments.  However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Accordingly, estimated fair values are determined by the Company using the best available data and an estimation methodology it believes to be suitable for each category of financial instruments.  Also, it is the Company’s general practice and intent to hold its financial instruments to maturity whether or not categorized as “available-for-sale” and not to engage in trading or sales activities, except for the sale of commercial loans to secondary markets.  For fair value disclosure purposes, the Company utilized certain value measurement criteria required under ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.  In the third quarter of 2019, there were $100.7 million of transfers from level two to level three. The securities were transferred due to the difficulty in obtaining information related to significant observable inputs. The securities transferred were those which were acquired in the commercial real estate securitizations as described in Note 6.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $956.5 million and $554.3 million as of September 30, 2019 and December 31, 2018, respectively, which approximated fair values.

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

Assets held-for-sale from discontinued operations are recorded at the lower of cost basis or market value.  For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held-for-sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For SBA loans, market indications for similar loans were utilized on an individual loan basis.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	September 30, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,382,437	$ 1,382,437	$ -	$ 1,260,867	$ 121,570
Investment securities, held-to-maturity	84,399	83,064	-	75,918	7,146
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	4,342	4,342	-	-	4,342
Commercial loans held-for-sale	489,240	489,240	-	-	489,240
Loans, net of deferred loan fees and costs	1,683,377	1,681,081	-	-	1,681,081
Investment in unconsolidated entity	49,431	49,431	-	-	49,431
Assets held-for-sale from discontinued operations	162,098	162,098	-	-	162,098
Demand and interest checking	3,844,747	3,844,747	-	3,844,747	-
Savings and money market	25,950	25,950	-	25,950	-
Time deposits	475,000	475,000	-	475,000	-
Subordinated debentures	13,401	10,094	-	-	10,094
Securities sold under agreements to repurchase	93	93	93	-	-
Interest rate swaps, liability	790	790	-	790	-

	December 31, 2018
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,236,324	$ 1,236,324	$ -	$ 1,211,934	$ 24,390
Investment securities, held-to-maturity	84,432	83,391	-	76,113	7,278
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held-for-sale	688,471	688,471	-	-	688,471
Loans, net of deferred loan fees and costs	1,501,976	1,503,780	-	-	1,503,780
Investment in unconsolidated entity	59,273	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	197,831	-	-	197,831
Interest rate swaps, asset	1,681	1,681	-	1,681	-
Demand and interest checking	3,904,638	3,904,638	-	3,904,638	-
Savings and money market	31,076	31,076	-	31,076	-
Subordinated debentures	13,401	9,975	-	-	9,975
Securities sold under agreements to repurchase	93	93	93	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 54,528	$ -	$ 54,528	$ -
Asset-backed securities	259,008	-	259,008	-
Obligations of states and political subdivisions	68,860	-	68,860	-
Residential mortgage-backed securities	352,958	-	352,958	-
Collateralized mortgage obligation securities	238,834	-	238,834	-
Commercial mortgage-backed securities	408,249	-	286,679	121,570
Total investment securities available-for-sale	1,382,437	-	1,260,867	121,570
Commercial loans held-for-sale	489,240	-	-	489,240
Investment in unconsolidated entity	49,431	-	-	49,431
Assets held-for-sale from discontinued operations	162,098	-	-	162,098
Interest rate swaps, liability	790	-	790	-
	$ 2,082,416	$ -	$ 1,260,077	$ 822,339

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,362	$ -	$ 53,362	$ -
Asset-backed securities	188,602	-	188,602	-
Obligations of states and political subdivisions	67,986	-	67,986	-
Residential mortgage-backed securities	369,741	-	369,741	-
Collateralized mortgage obligation securities	262,207	-	262,207	-
Commercial mortgage-backed securities	294,426	-	270,036	24,390
Total investment securities available-for-sale	1,236,324	-	1,211,934	24,390
Commercial loans held-for-sale	688,471	-	-	688,471
Investment in unconsolidated entity	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	-	-	197,831
Interest rate swaps, asset	1,681	-	1,681	-
	$ 2,183,580	$ -	$ 1,213,615	$ 969,965

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

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Beginning balance	$ 24,390	$ 40,644	$ 688,471	$ 503,316
Transfers into level 3	100,664	-	-	-
Transfers out of level 3	-	(74,355)	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	26,790	19,850
Included in other comprehensive loss	(43)	(688)	-	-
Purchases, issuances, sales and settlements
Purchases	-	62,076	-	-
Issuances	-	-	1,099,719	866,303
Sales	-	-	(1,325,740)	(700,998)
Settlements	(3,441)	(3,287)	-	-
Ending balance	$ 121,570	$ 24,390	$ 489,240	$ 688,471

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ 1,713	$ (922)

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Beginning balance	$ 59,273	$ 74,473	$ 197,831	$ 304,313
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	(3,689)	(123)	352
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	922	1,664
Sales	-	-	(6,671)	(35,000)
Settlements	(9,842)	(11,511)	(27,907)	(62,754)
Charge-offs	-	-	(1,954)	(10,744)
Ending balance	$ 49,431	$ 59,273	$ 162,098	$ 197,831

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ (3,689)	$ (123)	$ 352

	Level 3 instruments only
	Fair value at	Fair value at			Range at	Range at
	September 30, 2019	December 31, 2018	Valuation techniques	Unobservable inputs	September 30, 2019	December 31, 2018

Investment securities, available-for-sale	$ 121,570	$ 24,390	Discounted cash flow	Discount rate	4.00% - 7.45%	6.55%
Investment securities, held-to-maturity	7,146	7,278	Discounted cash flow	Discount rate	8.28%	8.80%
Federal Home Loan Bank and Atlantic	4,342	1,113	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,681,081	1,503,780	Discounted cash flow	Discount rate	3.70% - 7.44%	4.22% - 6.93%
costs
Commercial - SBA	222,007	199,977	Traders' pricing	Offered quotes	$98.75 - $110	$99.125 - $110
Commercial - fixed	92,907	95,307	Discounted cash flow	Discount rate	4.10% - 7.06%	5.23% - 6.92%
Commercial - floating	174,326	393,187	Discounted cash flow	Discount rate	4.06% - 6.65%	5.41% - 7.75%
Commercial loans held-for-sale	489,240	688,471
Investment in unconsolidated entity	49,431	59,273	Discounted cash flow	Discount rate	5.87%	6.30%
				Default rate	1.00%	1.00%
Assets held-for-sale from discontinued	162,098	197,831	Discounted cash flow	Discount rate,	3.54% - 7.78%	4.26% - 8.36%
operations				Credit analysis
Subordinated debentures	10,094	9,975	Discounted cash flow	Discount rate	8.28%	8.81%

Fair values in the above table which are estimated by the discounted cash flow method, or using other valuation techniques, are subject to uncertainty resulting from the discount rate used, or other assumptions, including credit and collateral assessments as of the reporting date.  The discount rates used are based on market comparables which vary with credit spreads and interest rate movements or expected interest rate movements.  Changes in these factors could have a significant impact on estimated fair values.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 4,075	$ -	$ -	$ 4,075
Intangible assets	2,698	-	-	2,698
	$ 6,773	$ -	$ -	$ 6,773

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,747	$ -	$ -	$ 3,747
Intangible assets	3,846	-	-	3,846
	$ 7,593	$ -	$ -	$ 7,593

(1)

The method of valuation approach for the impaired loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At September 30, 2019, principal on impaired loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $4.1 million.  To arrive at that fair value, related loan principal of $7.6 million was reduced by specific reserves of $3.5 million within the allowance for loan losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the impaired balance at September 30, 2019 were 10 troubled debt restructured loans with a balance of $2.2 million which had specific reserves of $1.2 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company  utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale.  These instruments are not accounted for as effective hedges.  As of September 30, 2019, the Company had entered into seven interest rate swap agreements with an aggregate notional amount of $40.3 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $2.5 million for the nine months ended September 30, 2019 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations.  The amount payable by the Company under these swap agreements was $790,000 at September 30, 2019, which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $1.3 million as of September 30, 2019.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of September 30, 2019 are summarized below (dollars in thousands):

	September 30, 2019
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	2.29%	103
August 17, 2025	2,500	2.27%	2.12%	(108)
December 23, 2025	6,800	2.16%	2.16%	(262)
December 24, 2025	8,200	2.17%	2.13%	(325)
January 28, 2026	3,000	1.87%	2.26%	(65)
July 20, 2026	6,300	1.44%	2.28%	30
December 12, 2026	3,200	2.26%	2.13%	(163)
Total	$ 40,300			$ (790)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($206,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of September 30, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.6 million and $1.5 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, “Intangibles-Goodwill and Other”.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12 year period.  Amortization expense is $1.0 million per year ($250,000 over the remainder of the amortization period).  The gross carrying amount of the customer list intangible is $12.0 million, and as of September 30, 2019 and December 31, 2018, the accumulated amortization was $11.8 million and $11.0 million.

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of September 30, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.2 million and $908,000.

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

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2019	$ 40,096
2020	117,691
2021	86,382
2022	51,675
2023	26,048
2024 and thereafter	9,394
Total undiscounted cash flows	331,286
Residual value *	125,938
Difference between undiscounted cash flows and discounted cash flows	(44,469)
Present value of lease payments recorded as lease receivables	$ 412,755

*Of the $125,938,000, $27,665,000 is not guaranteed by the lessee.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The guidance is effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is evaluating the impact of the Update on the consolidated financial statements.  The Company’s  implementation team includes loan review, finance, representatives of the lending department and a third-party advisor.  The Company’s third-party advisor is in the process of analyzing additional Company-specific historical information.  After the Company has analyzed all available information, it will finalize its determination of the most appropriate CECL methodology.  The Company expects to run its processes and controls for estimating expected credit losses parallel to its provisions for loan losses prior to implementation to ensure it has established sufficient and appropriate processes and controls for estimating expected credit losses.  The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

Note 13. Legal

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  The Company cooperated fully with the SEC's investigation.  As previously reported in an 8-K dated September 20, 2019, the Company agreed, without admitting or denying any of the SEC’s allegations, to resolve the investigation by consenting to the entry of an order by the SEC that: (1) the Company will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) the Company will pay a penalty of $1.4 million (the “Settlement Payment”) to the SEC.  Settlement of this matter was effective on September 20, 2019.  The Company recognized a charge in its third fiscal quarter in the amount of the Settlement Payment.  Further, as a result of the settlement certain costs to the Company related to the investigation will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

On July 16, 2018, certain investors in a hotel project of one of the Bank’s former borrowers, 550 Seabreeze Development LLC (“Seabreeze Development”), filed an adversary action against the Bank and others in the United States Bankruptcy Court of the Southern

District of Florida. The note for the related loan was sold in the second quarter of 2018 and the loan is no longer on the Bank’s books. The adversary action was filed within the context of a Chapter 11 bankruptcy proceeding in which Seabreeze Development is the debtor, and alleged that the Bank and others defrauded the plaintiffs into investing a total of $10.5 million in the project.  Three causes of actions were asserted against the Bank: (i) fraud in the inducement; (ii) civil conspiracy; and (iii) aiding and abetting fraud.  The Bank believed the claims were without merit and vigorously defended against them.  On November 1, 2018, the bankruptcy court entered an order dismissing the claims against the Bank for lack of jurisdiction.  The order further stated that the dismissal was without prejudice, and that the plaintiffs may file their causes of action in an appropriate forum.  On February 7, 2019, certain investors filed a new action in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade Country, Florida, asserting: (i) fraudulent misrepresentation; (ii) negligent misrepresentation; (iii) aiding and abetting fraud; and (iv) civil conspiracy.  Three additional investors were included as plaintiffs in the matter, increasing the total amount at issue to $12 million.  The Bank filed a motion to dismiss the state court action as to the Bank and on October 16, 2019, the state court granted the Bank’s motion and dismissed the plaintiffs’ claims against the Bank without prejudice.

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.  The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and is defending itself.  The Bank filed a motion to dismiss the action and the matter is pending before the court. At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended September 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 35,210	$ -	$ 13,165	$ -	$ 48,375
Interest allocation	-	13,165	(13,165)	-	-
Interest expense	353	7,236	3,226	-	10,815
Net interest income (loss)	34,857	5,929	(3,226)	-	37,560
Provision for loan and lease losses	650	-	-	-	650
Non-interest income	14,719	18,767	29	-	33,515
Non-interest expense	15,791	16,289	9,971	-	42,051
Income (loss) from continuing operations before taxes	33,135	8,407	(13,168)	-	28,374
Income tax expense	-	-	7,975	-	7,975
Income (loss) from continuing operations	33,135	8,407	(21,143)	-	20,399
Income from discontinued operations	-	-	-	26	26
Net income (loss)	$ 33,135	$ 8,407	$ (21,143)	$ 26	$ 20,425

	For the three months ended September 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 24,957	$ -	$ 13,699	$ -	$ 38,656
Interest allocation	-	13,699	(13,699)	-	-
Interest expense	1,760	5,723	541	-	8,024
Net interest income (loss)	23,197	7,976	(541)	-	30,632
Provision for loan and lease losses	1,060	-	-	-	1,060
Non-interest income	75,282	15,639	49	-	90,970
Non-interest expense	14,462	15,720	7,117	-	37,299
Income (loss) from continuing operations before taxes	82,957	7,895	(7,609)	-	83,243
Income tax expense	-	-	21,942	-	21,942
Income (loss) from continuing operations	82,957	7,895	(29,551)	-	61,301
Loss from discontinued operations	-	-	-	(24)	(24)
Net income (loss)	$ 82,957	$ 7,895	$ (29,551)	$ (24)	$ 61,277

	For the nine months ended September 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 95,573	$ -	$ 40,460	$ -	$ 136,033
Interest allocation	-	40,460	(40,460)	-	-
Interest expense	1,087	23,947	4,890	-	29,924
Net interest income (loss)	94,486	16,513	(4,890)	-	106,109
Provision for loan and lease losses	2,950	-	-	-	2,950
Non-interest income	27,794	55,733	102	-	83,629
Non-interest expense	47,196	50,211	23,392	-	120,799
Income (loss) from continuing operations before taxes	72,134	22,035	(28,180)	-	65,989
Income tax expense	-	-	17,585	-	17,585
Income (loss) from continuing operations	72,134	22,035	(45,765)	-	48,404
Income from discontinued operations	-	-	-	1,301	1,301
Net income (loss)	$ 72,134	$ 22,035	$ (45,765)	$ 1,301	$ 49,705

	For the nine months ended September 30, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 70,184	$ -	$ 39,139	$ -	$ 109,323
Interest allocation	-	39,139	(39,139)	-	-
Interest expense	3,569	14,247	1,267	-	19,083
Net interest income (loss)	66,615	24,892	(1,267)	-	90,240
Provision for loan and lease losses	2,660	-	-	-	2,660
Non-interest income	88,600	48,395	110	-	137,105
Non-interest expense	43,212	48,602	21,844	-	113,658
Income (loss) from continuing operations before taxes	109,343	24,685	(23,001)	-	111,027
Income tax expense	-	-	29,550	-	29,550
Income (loss) from continuing operations	109,343	24,685	(52,551)	-	81,477
Income from discontinued operations	-	-	-	81	81
Net income (loss)	$ 109,343	$ 24,685	$ (52,551)	$ 81	$ 81,558

September 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,179,828	$ 65,586	$ 2,536,024	$ 162,098	$ 4,943,536
Total liabilities	$ 241,891	$ 3,497,061	$ 720,410	$ -	$ 4,459,362

December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,181,499	$ 43,737	$ 2,014,844	$ 197,831	$ 4,437,911
Total liabilities	$ 281,326	$ 3,545,877	$ 203,932	$ -	$ 4,031,135

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest income	$ 1,609	$ 2,295	$ 5,293	$ 6,888
Interest expense	-	-	-	-
Net interest income	1,609	2,295	5,293	6,888

Non-interest income	9	14	33	883
Non-interest expense	1,467	2,679	3,451	8,035

Income (loss) before taxes	151	(370)	1,875	(264)
Income tax expense (benefit)	125	(346)	574	(345)
Net income (loss)	$ 26	$ (24)	$ 1,301	$ 81

	September 30,	December 31,
	2019	2018
Loans, net	$ 136,109	$ 170,662
Other real estate owned	25,989	27,169
Total assets	$ 162,098	$ 197,831

Non-interest expense included fair value adjustments of $0 for the three and nine months ended September 30, 2019 and $427,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2018.  Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations,  $162.1 million of loans and other real estate owned remain in assets held-for-sale on the September 30, 2019 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of September 30, 2019.  The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $49.4 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements.  The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its September 30, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

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

The majority of our deposit accounts and non-interest income are generated in our payments business line which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as payroll and bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $162.1 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the September 30, 2019 balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, that balance sheet reflects $49.4 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Net income of $20.4 million for the third quarter of 2019 compared to $61.3 for the third quarter of 2018, primarily as a result of the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018.  Continuing growth in net interest income, which increased $6.9 million, reflected a $6.4 million increase in interest on commercial real estate loans originated for securitization.  Related average balances increased 147% to $770.5 million between these periods.  Net interest income also reflected increases of $1.7 million for SBLOC and IBLOC and $1.8 million for SBA interest.  SBLOC and IBLOC loans comprise our largest loan portfolio and totaled $920.5 million at September 30, 2019, compared to $837.7 million at June 30, 2019, reflecting 9.9% quarterly growth as origination volume increased.  Over the same period, leases increased to $412.8 million from $407.9 million, reflecting 1.2% quarterly growth.  The accelerated third quarter 2019 growth in these categories reflected progress toward our 2019 strategic plan, which included growth strategies unique to each of those portfolios.  Similarly, SBA loans during the quarter increased to $559.4 million from $516.6 million, reflecting 8.3% quarterly growth.  The increases in interest income also reflected the impact of 2018 Federal Reserve rate increases which exceeded reductions which occurred in the third quarter of 2019.  While also reflecting the impact of Federal Reserve rate increases, interest expense increased to a significantly lesser extent, resulting in the increase in net interest income.  The Bank’s largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in market rates.  Commercial real estate loan originations were increased compared to comparable prior year periods, which resulted in their higher average balances and resulting higher interest income.  While semi-annual gains on sales into securitizations, including a September 2019 gain of $13.7 million, have contributed to non-interest income, prepaid and debit card and related fees and ACH, card and other payment processing fees are the largest drivers of non-interest income.  Such fees for third quarter 2019 increased 20.9% over the comparable 2018 period and totaled $18.7 million.  For those periods, non-interest expense increased 12.7%  Excluding a $1.4 million SEC settlement in third quarter 2019, non-interest expense increased 9.0%.  The holding company leverage ratio was 9.53% at September 30, 2019.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.  We believe that the determination of our allowance for loan and lease losses, our determination of the fair value of financial instruments and the level in which an instrument is placed within the valuation hierarchy, our determination of other-than-temporary impairment, and income taxes involve a higher degree of judgment and complexity than our other significant accounting policies.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities are temporary, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable.  In addition, we consider the continuing performance of the securities.  We recognize credit losses through the Consolidated Statements of Operations.  If management believes market value losses are temporary and that we have the ability and intention to hold those securities to maturity, we recognize the reduction in other comprehensive income, through equity.  We evaluate whether an other-than-temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other-than-temporary impairment is determined, we estimate expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

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

Recent Developments

In connection with the financial restatement discussed above and, as previously reported, we received a subpoena from the Securities and Exchange Commission (“SEC”), dated March 22, 2016. Throughout the investigation, we cooperated with the SEC. We have now agreed, without admitting or denying any of the SEC’s allegations, to resolve the investigation by consenting to the entry of an order by the SEC that: (1) We will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) We have paid a penalty of $1.4 million (the “Settlement Payment”) to the SEC.  Settlement of this matter was effective on September 20, 2019 and we recognized a charge in our third fiscal quarter in the amount of the Settlement Payment.

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

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program.  The 2014 Consent Order required the Bank to take certain affirmative actions to comply with its BSA obligations.  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program which will reduce our net income. Expenses associated with the required look-back review were significant in 2015 and 2016.  The look-back review was completed in the third quarter of 2016.  The 2014 Consent Order reserves the right for our federal or state banking regulators or any other federal or state agency or department to take additional action against the Bank or any of the Bank’s current or former institution-affiliated parties which, based on the alleged violations, could include civil or criminal proceedings and civil money penalties.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to the Bank as a result of the 2014 Consent Order and the 2014 Consent Order Amendment (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices.  The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  Neither we nor the Bank can predict the amount of any restitution which may be required, or the amount, if any, that the Bank may pay in connection therewith.  Under the Bank's agreements with Third Parties, we believe that restitution is reimbursable to the Bank.  The CAP is currently being implemented.  To date, $285,773.12 in restitution has been paid.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanates from one of the Bank’s third-party payment processors, or Third-Party Processor, that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 Restitution Order requires the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order requires the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers have been reimbursed by the Third-Party Processor at its own expense.  The Bank has completed the process of complying with the all the requirements of the Restitution Order.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty is not subject to any indemnification or recovery from any third party.

Results of Operations

Third quarter 2019 to third quarter 2018

Net Income: Income from continuing operations before income taxes was $28.4 million in the third quarter of 2019 compared to $83.2 million in the third quarter of 2018.   Net income from continuing operations for the third quarter of 2019 was $20.4 million, or $0.36 per diluted share, compared to $61.3 million, or $1.07 per diluted share, for the third quarter of 2018.  Income from continuing operations decreased between those respective periods primarily as a result of the $65.0 million gain on sale of our safe harbor IRA portfolio in the third quarter of 2018, partially offset by higher net interest income and prepaid and debit card and payments related fees.   After discontinued operations, net income for the third quarter of 2019 amounted to $20.4 million, compared to $61.3 million for the third quarter of 2018.  Net interest income for the third quarter of 2019 increased 22.6%, to $37.6 million from $30.6 million in the third quarter of 2018 primarily as a result of higher loan balances and higher yields.  The higher yields reflected the impact of the Federal Reserve’s 2018 rate increases, which exceeded the impact of Federal Reserve reductions in third quarter 2019.  The provision for loan and lease losses decreased $410,000 to $650,000 in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018.  Non-interest income (excluding security gains and losses) decreased $57.5 million, reflecting the $65.0 million gain on sale of the IRA portfolio in third quarter 2018.  There was a 20.9% increase in prepaid and debit card and related fees and ACH, card and other payment processing fees, the total of which amounted to $18.7 million in the third quarter of 2019.  These increases more than offset a $394,000 reduction in service fees on deposit accounts which resulted from the sale of the safe harbor individual retirement (IRA) portfolio in the third quarter of 2018.  Non-interest expense increased $4.8 million to $42.1 million in the third quarter of 2019 compared to $37.3 million in the third quarter 2018.  Third quarter 2019 expense reflected a $1.4 million settlement with the SEC.  Diluted income per share was $0.36 in the third quarter of 2019 compared to $1.07 diluted income per share in the third quarter of 2018 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the third quarter of 2019 increased to $37.6 million, an increase of $6.9 million, or 22.6% from $30.6 million in the third quarter of 2018.  Our interest income for the third quarter of 2019 increased to $48.4 million, an increase of $9.7 million, or 25.1% from $38.7 million for the third quarter of 2018.  The increase in interest income resulted primarily from higher loan balances and higher yields.  Our average loans and leases increased to $2.62 billion for the third quarter of 2019 from $2.00 billion for the third quarter of 2018, an increase of $622.3 million, or 31.1%.  Related interest income increased $10.3 million on a tax equivalent basis.  The increase in average loans reflected growth in commercial loans generated for securitization, SBLOC and IBLOC, SBA and leasing.  Average commercial mortgages originated for securitization increased $459.1 million in third quarter 2019, or 147% from third quarter 2018.  Of the total $10.3 million increase in loan interest income, the largest increases were $6.4 million for commercial loans originated for securitization to $11.1 million, $1.7 million for SBLOC and IBLOC to $9.4 million and $1.8 million for SBA to $7.8 million.  Our average investment securities of $1.44 billion for the third quarter of 2019 increased slightly from the $1.37 billion for the third quarter of 2018.  Related tax equivalent interest income decreased $430,000 reflecting higher premium amortization resulting from prepayments.  Yields on loans increased as a result of the impact of the Federal Reserve’s 2018 rate increases on variable rate loans and securities, which were only partially offset by the Federal Reserve’s 2019 rate decreases.  While interest income increased by the aforementioned $9.7 million, interest expense increased by $2.8 million as deposits also repriced to the higher rate environment, but to a lesser degree. The increase in interest expense also reflected higher balances of overnight borrowings and certificates of deposits with terms of three months or less. We used these liquidity sources to fund loan originations prior to their securitization on September 16, 2019.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the third quarter of 2019 was 3.35% compared to 3.22% for the third quarter of 2018, an increase of 13 basis points.  While the yield on interest earning assets increased 28 basis points, the cost of deposits and interest bearing liabilities increased 13 basis points, or a net change of 15 basis points.  The increase in the net interest margin reflected higher yields on loans, reflecting the aforementioned Federal Reserve increases, and a higher proportion of higher yielding commercial real estate loans originated for securitization.  In the third quarter of 2019, the average yield on our loans increased to 5.38% from 4.99% for the third quarter of 2018, an increase of 39 basis points.  Yields on taxable investment securities in the third quarter of 2019 decreased to 2.93% compared to 3.20% for the third quarter of 2018, a decrease of 27 basis points. The decrease reflected increased amortization of premiums resulting from increased prepayments.  The interest cost of total deposits and interest bearing liabilities increased 13 basis points to 0.98% for the third quarter of 2019 compared to 0.83% in the third quarter of 2018 reflecting the impact of the aforementioned Federal Reserve increases. It also reflected increased  higher rate overnight borrowing and short-term certificate of deposit balances used to fund loans originated for securitizations. Average interest earning deposits at the Federal Reserve Bank increased $28.7 million, or 6.4%, to $474.5 million in the third quarter of 2019 from $445.8 million in the third quarter of 2018.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended September 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,608,427	$ 35,103	5.38%	$ 1,980,814	$ 24,708	4.99%
Leases - bank qualified*	14,067	252	7.17%	19,343	346	7.16%
Investment securities-taxable	1,429,222	10,485	2.93%	1,362,529	10,906	3.20%
Investment securities-nontaxable*	6,172	54	3.50%	8,145	63	3.09%
Interest earning deposits at Federal Reserve Bank	474,499	2,545	2.15%	445,765	2,239	2.01%
Federal funds sold and securities purchased under
agreement to resell	-	-	-	64,186	480	2.99%
Net interest earning assets	4,532,387	48,439	4.27%	3,880,782	38,742	3.99%

Allowance for loan and lease losses	(9,988)			(7,971)
Loans held-for-sale from discontinued operations	145,347	1,609	4.43%	233,732	2,295	3.93%
Other assets	298,191			141,204
	$ 4,965,937			$ 4,247,747

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,829,457	$ 7,644	0.80%	$ 3,418,878	$ 6,224	0.73%
Savings and money market	26,444	52	0.79%	419,121	1,466	1.40%
Time	269,464	1,338	1.99%	-	-	0.00%
Total deposits	4,125,365	9,034	0.88%	3,837,999	7,690	0.80%

Short-term borrowings	256,945	1,595	2.48%	25,602	148	2.31%
Repurchase agreements	93	-	0.00%	160	-	0.00%
Subordinated debt	13,401	186	5.55%	13,401	186	5.55%
Total deposits and liabilities	4,395,804	10,815	0.98%	3,877,162	8,024	0.83%

Other liabilities	98,980			8,374
Total liabilities	4,494,784			3,885,536

Shareholders' equity	471,153			362,211
	$ 4,965,937			$ 4,247,747

Net interest income on tax equivalent basis *		$ 39,233			$ 33,013

Tax equivalent adjustment		64			86

Net interest income		$ 39,169			$ 32,927

Net interest margin *			3.35%			3.22%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2019 and 2018, respectively.
** Includes loans held-for-sale.

For the third quarter of 2019, average interest earning assets increased to $4.53 billion, an increase of $651.6 million, or 16.8%, from $3.88 billion in the third quarter of 2018.  The increase reflected increased average balances of loans and leases of $622.3 million, or 31.1%, and increased average investment securities of $64.7 million, or 4.7%.  For those respective periods, average demand and interest checking deposits increased $410.6 million, or 12.0%, primarily as a result of deposit growth in prepaid and debit card accounts.  The $392.7 million decrease in savings and money market reflected the sale of the safe harbor IRA portfolio in the third quarter of 2018.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $650,000 for the third quarter of 2019 compared to $1.1 million for the third quarter of 2018.  The allowance for loan losses increased to $10.4 million, or 0.62%, of total loans at September 30, 2019, from $8.7 million, or 0.58%, of total loans at December 31, 2018.  We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $33.5 million in the third quarter of 2019 compared to $91.0 million in the third quarter of 2018.  The $57.5 million, or 63.2%, decrease between those respective periods primarily reflected the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018.  Net realized and unrealized gains (losses) on commercial loans originated for sale increased to $13.7 million from $9.0 million, primarily as a result of a higher gain on the third quarter 2019 securitization compared to the third quarter 2018 securitization.  The impact of a decrease in market spreads between those periods was offset by the size of the 2019 securitization, which was $778.2 million compared to $341.0 million in the prior year. Any gain or loss on securitizations is subject to market conditions.  Prepaid and debit card and related fees increased $2.9 million, or 22.2%, to $16.1 million for the third quarter of 2019 compared to $13.2 million in third quarter 2018.  The increase reflected higher transaction volume.  Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $309,000, or 13.5%, to $2.6 million for the third quarter of 2019 compared to $2.3 million in the third quarter of 2018.  The increase resulted from higher transaction volume, including fees earned from a new payment service which permits payment transfers in minutes.    Leasing related income decreased $169,000, or 22.3%, to $589,000 for the third quarter of 2019 from $758,000 for the third quarter of 2018, which reflected lower gains on disposition of leased vehicles in 2019.  Affinity fees decreased by $84,000, or 100.0%, to $0 for the third quarter of 2019 from $84,000 for the third quarter of 2018.  The decrease resulted from the exit of one affinity relationship whose ownership had changed.  Service fees on deposit accounts decreased $394,000, or 98.0%, to $8,000 for the third quarter of 2019 from $402,000 for the third quarter of 2018,  reflecting the impact of the sale of the IRA portfolio.   In July 2018, the safe harbor IRA portfolio was sold which resulted in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income increased $170,000, or 53.1%, to $490,000 for the third quarter of 2019 from $320,000 in the third quarter of 2018.

Non-Interest Expense.  Total non-interest expense was $42.1 million for the third quarter of 2019, an increase of $4.8 million, or 12.7%, compared to $37.3 million for the third quarter of 2018.  Increases in salaries were partially offset by decreases in FDIC insurance, data processing, software and legal expenses. In the third quarter of 2019, expense of $1.4 million was recognized to record a settlement with the SEC in that amount, related to a restatement of the financial statements (see “Financial Statement Restatement”).  Salaries and employee benefits increased to $24.5 million for the third quarter of 2019, an increase of $5.3 million, or 27.5%, from $19.2 million for the third quarter of 2018.  The increase reflected higher commercial mortgage securitization incentive, SBLOC, prepaid card, information technology and other incentive compensation expense.  Depreciation and amortization decreased $114,000, or 11.4%, to $885,000 in the third quarter of 2019 from $999,000 in the third quarter of 2018 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $89,000, or 6.6%, to $1.4 million in the third quarter of 2019 from $1.3 million in the third quarter of 2018.  The increase reflected newly leased space for the commercial mortgage securitization department.  Data processing decreased by $188,000, or 13.6%, to $1.2 million in the third quarter of 2019 from $1.4 million in the third quarter of 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume from the planned exit of an affinity program which had an ownership change, and the sale of the safe harbor IRA portfolio.  Printing and supplies decreased $121,000, or 42.5%, to $164,000 in the third quarter of 2019 from $285,000 in the third quarter of 2018 and reflected decreases resulting from the impact of the safe harbor IRA sale.  Audit expense decreased $69,000, or 14.6%, to  $402,000 in the third quarter of 2019 from $471,000 in the third quarter of 2018, which reflected decreased regulatory and tax compliance audit fees.  Legal expense decreased $144,000, or 8.9%, to $1.5 million in the third quarter of 2019 from $1.6 million in the third quarter of 2018, reflecting decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statement Restatement”) and other regulatory related legal fees.  Amortization of intangible assets was $382,000 for both the third quarters of 2019 and 2018.  FDIC insurance expense decreased $1.4 million, or 61.6%, to $860,000 for the third quarter of 2019 from $2.2 million in the third quarter of 2018 primarily due to a $1.1 million credit in the third quarter of 2019 which was made to banks with less than $10 billion in assets, and a decrease in the FDIC assessment rate.  Software expense decreased $394,000, or 11.0%, to $3.2 million in the third quarter of 2019 from $3.6 million in the third quarter of 2018 reflecting reduced expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense decreased $10,000, or 1.5%, to $663,000 in the third quarter of 2019 compared to $673,000 in the third quarter of 2018.  Telecom and IT network communications increased $85,000, or 25.6%, to  $417,000 in the third quarter of 2019 from $332,000 in the third quarter of 2018.  Consulting decreased $196,000, or 17.3%, to $934,000 in the third quarter of 2019 from $1.1 million in the third quarter of 2018 reflecting decreased BSA and other regulatory compliance consulting.  Other non-interest expense increased $512,000, or 14.2%, to $4.1 million in the third quarter of 2019 from $3.6 million in the third quarter of 2018.  The $512,000 increase reflected increases of $319,000 for outside services to assist with regulatory compliance and $221,000 in travel expenses.

Income Taxes.  Income tax expense for continuing operations was $8.0 million for the third quarter of 2019 compared to $21.9 million in the third quarter of 2018.  A 28.1% effective tax rate in 2019 and a 26.4% effective tax rate in 2018 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

First nine months 2019 to first nine months 2018

Net Income: Income from continuing operations before income taxes was $66.0 million in the first nine months of 2019 compared to $111.0 million in the first nine months of 2018.  Net income from continuing operations for the first nine months of 2019 was $48.4 million, or $0.85 per diluted share, compared to $81.5 million, or $1.43 per diluted share, for the first nine months of 2018.  Net income from continuing operations decreased between those respective periods as a result of the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018, partially offset by higher net interest income and prepaid and debit card and payments related fees.  After discontinued operations, net income for the first nine months of 2019 amounted to $49.7 million, compared to $81.6 million for the first nine months of 2018.  Net interest income increased 17.6% to $106.1 million for the first nine months of 2019, compared to $90.2 million for the first nine months of 2018 primarily as a result of higher loan balances and higher yields which reflected the impact of the Federal Reserve’s rate increases.  The provision for loan and lease losses increased $290,000 to $3.0 million in the first nine months of 2019 compared to $2.7 million in the first nine months of 2018.  Non-interest income decreased $53.5 million, from $137.1 million to $83.6 million between those respective periods primarily as a result of the $65.0 million gain on sale of our IRA portfolio in the third quarter of 2018.  Non-interest expense increased $7.1 million between the periods.  Diluted income per share was $0.87 for the first nine months of 2019 compared to diluted income per share of $1.43 for the first nine months of 2018.

Net Interest Income:    Our net interest income for the first nine months of 2019 increased to $106.1 million, an increase of $15.9 million, or 17.6%, from $90.2 million in the first nine months of 2018.  Our interest income for the first nine months of 2019 increased to $136.0 million, an increase of $26.7 million, or 24.4%, from $109.3 million for the first nine months of 2018.  The increase in interest income resulted primarily from higher balances of loans and higher yields.  Our average loans and leases increased $441.9 million, or 22.8%, to $2.38 billion for the first nine months of 2019 from $1.94 billion for the first nine months of 2018, while related interest income increased $25.5 million on a tax equivalent basis.  The increase in average loans reflected growth in commercial loans generated for securitization, SBLOC and IBLOC, SBA and leasing.  Our average investment securities were $1.40 billion for both the first nine months of 2019 and  2018 while related interest income increased $1.2 million on a tax equivalent basis primarily as a result of higher yields.  Yields on both loans and investment securities increased as a result of the impact of the Federal Reserve’s 2018 rate increases on variable rate loans and securities, partially offset by the Federal Reserve’s 2019 rate decreases.  While interest income increased by the aforementioned $26.7 million, interest expense increased by $10.8 million as deposits also repriced to the higher rate environment,  but to a lesser degree.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first nine months of 2019 increased to 3.40% from 3.15% in the first nine months of 2018, an increase of 25 basis points.  While the yield on interest earning assets increased 53 basis points, the cost of deposits and interest bearing liabilities increased 33 basis points, or a net change of 21 basis points. The increase in the net interest margin reflected higher yields on loans and investment securities, reflecting the aforementioned Federal Reserve 2018 increases, which were partially offset by their third quarter 2019 decreases.  In the first nine months of 2019, the average yield on our loans increased to 5.36% from 4.83% for the first nine months of 2018, an increase of 53 basis points.  Yields on taxable investment securities were higher at 3.12% compared to 3.01%,  an increase of 11 basis points.  The interest cost of total deposits and interest bearing liabilities increased 33 basis points to 0.97% for the first nine months 2019 compared to 0.64% for the first nine months of 2018.  Average interest earning deposits at the Federal Reserve Bank decreased $29.3 million, or 6.2%, to $439.4 million in the first nine months of 2019 from $468.7 million in the first nine months of 2018.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Nine months ended September 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 2,365,317	$ 95,001	5.36%	$ 1,918,950	$ 69,451	4.83%
Leases - bank qualified*	15,755	947	8.01%	20,192	1,017	6.72%
Investment securities-taxable	1,394,234	32,649	3.12%	1,391,175	31,375	3.01%
Investment securities-nontaxable*	6,771	168	3.31%	8,907	201	3.01%
Interest earning deposits at Federal Reserve Bank	439,414	7,502	2.28%	468,691	6,166	1.75%
Federal funds sold and securities purchased under
agreement to resell	-	-	-	64,234	1,369	2.84%
Net interest earning assets	4,221,491	136,267	4.30%	3,872,149	109,579	3.77%

Allowance for loan and lease losses	(9,537)			(7,378)
Loans held-for-sale from discontinued operations	157,630	5,293	4.48%	269,857	6,888	3.40%
Other assets	285,843			197,114
	$ 4,655,427			$ 4,331,742

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 3,840,141	$ 25,260	0.88%	$ 3,463,756	$ 15,547	0.60%
Savings and money market	28,073	129	0.61%	469,511	2,751	0.78%
Time	90,808	1,338	1.96%	-	-	0.00%
Total deposits	3,959,022	26,727	0.90%	3,933,267	18,298	0.62%

Short-term borrowings	137,860	2,624	2.54%	17,367	261	2.00%
Repurchase agreements	92	-	0.00%	178	-	0.00%
Subordinated debt	13,401	573	5.70%	13,401	524	5.21%
Total deposits and liabilities	4,110,375	29,924	0.97%	3,964,213	19,083	0.64%

Other liabilities	99,577			9,517
Total liabilities	4,209,952			3,973,730

Shareholders' equity	445,475			358,012
	$ 4,655,427			$ 4,331,742

Net interest income on tax equivalent basis *		$ 111,636			$ 97,384

Tax equivalent adjustment		234			256

Net interest income		$ 111,402			$ 97,128

Net interest margin *			3.40%			3.15%

* Full taxable equivalent basis, using a statutory tax rate of 21% for 2019 and 2018, respectively.
** Includes loans held-for-sale.

For the first nine months of 2019, average interest earning assets increased to $4.22 billion, an increase of $349.3 million, or 9.0%, from $3.87 billion in the first nine months of 2018.  The increase reflected increased average balances of loans and leases of $441.9 million, or 22.8%,  and a  decrease in interest earning deposits at the Federal Reserve Bank of $29.3 million, or 6.2%.  Average demand and interest checking deposits increased $376.4 million, or 10.9%, primarily as a result of deposit growth in prepaid and debit card accounts. The $441.4 million decrease in savings and money market reflected the sale of the safe harbor IRA portfolio in the third quarter of 2018.

Provision for Loan and Lease Losses.  Our provision for loan and lease losses increased $290,000 to $3.0 million for the first nine months of 2019 compared to $2.7 million for the first nine months of 2018.  The increase in the provision is based on our evaluation of the adequacy of our allowance for loan and leases losses, particularly in light of current economic conditions.  At September 30, 2019, our allowance for loan and lease losses amounted to $10.4 million, or 0.62%, of total loans compared to $8.7 million, or 0.58% of total loans at December 31, 2018.  For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for loan and lease losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income.  Non-interest income was $83.6 million in the first nine months of 2019 compared to $137.1 million in the first nine months of 2018.  The $53.5 million, or 39.0%, reduction resulted primarily from the $65.0 million gain on sale of the IRA portfolio in 2018. It also reflected a $7.7 million increase in prepaid and debit card and related fees, and ACH, card and other payment processing fees.  Prepaid and debit card and related fees increased $6.6 million, or 15.8%, to $48.1 million for the first nine months of 2019 from $41.6 million for the first nine months of 2018.  The increase reflected higher transactional volume.  Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees increased $1.1 million, or 18.2%, to $7.4 million for the first nine months of 2019 compared to $6.3 million for the first nine months of 2018.  The increase resulted from an increase in transaction volume including fees earned from a new payment service which permits payment transfers in minutes.  Net realized and unrealized gains (losses) on commercial loans originated for sale increased to $24.3 million in the first nine months of 2019 from $20.3 million in the comparable prior year period.  While spreads decreased in 2019, the amount of the securitizations was larger, resulting in a higher gain in 2019.  Any gain or loss on securitizations is subject to market conditions.  Leasing related income decreased $42,000, or 1.8%, to $2.3 million for the first nine months of 2019 from $2.4 million for the first nine months of 2018.  Affinity fees decreased to $0 for the first nine months of 2019 from $271,000 for the first nine months of 2018.  The decrease resulted from the planned exit of one affinity relationship which had a change of ownership.  Service fees on deposit accounts decreased $3.6 million, or 98.1%, to $69,000 for the first nine months of 2019 from $3.6 million for the first nine months of 2018, reflecting the impact of the sale of the IRA portfolio.  In July 2018, the safe harbor IRA portfolio was sold which resulted in the elimination of the vast majority of service fees on deposit accounts.  Other non-interest income increased $649,000, or 88.9%, to $1.4 million in the first nine months of 2019 from $730,000 in the first nine months of 2018.

Non-Interest Expense.  Total non-interest expense was $120.8 million for the first nine months of 2019, an increase of $7.1 million, or 6.3%, from $113.7 million for the first nine months of 2018.  Salaries and employee benefits expense increased to $70.2 million, an increase of $11.0 million, or 18.5%, from $59.2 million for the first nine months of 2018.  The increase reflected higher commercial real estate securitization incentive, SBLOC, information technology, compliance and incentive compensation expense.  Depreciation and amortization decreased $187,000, or 6.2%, to $2.8 million in the first nine months of 2019 from $3.0 million in the first nine months of 2018 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $227,000, or 5.6%, to $4.3 million in the first nine months of 2019 from $4.1 million in the first nine months of 2018. The increase reflected newly leased space for the commercial mortgage securitization department.  Data processing expense decreased $1.1 million, or 22.3%, to $3.7 million in the first nine months of 2019 from $4.7 million in the first nine months of 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume from the planned exit of an affinity program which had an ownership change, and the sale of the safe harbor IRA portfolio.    Printing and supplies decreased $273,000, or 35.0%,  to $506,000 in the first nine months of 2019 from $779,000 in the first nine months of 2018, which reflected reductions resulting from the sale of the safe harbor IRA portfolio.  Audit expense decreased $288,000,  or 18.5%,  to $1.3 million in the first nine months of 2019 from $1.6 million in the first nine months of 2018 which reflected decreased regulatory and tax compliance audit fees.  Legal expense decreased $1.5 million, or 25.6%, to $4.3 million for the first nine months of 2019 from $5.8 million in the first nine months of 2018, which reflected decreased costs associated with an SEC subpoena related to the restatement of the financial statements (see “Financial Statements Restatement”) and other regulatory related legal fees.  Amortization of intangible assets was $1.1 million for both the first nine months of 2019 and 2018.  FDIC insurance expense decreased $2.5 million, or 33.9%, to $4.9 million for the first nine months of 2019 from $7.4 million in the first nine months of 2018, which reflected a $1.1 million credit in the third quarter of 2019 which was made to banks with less than $10 billion in assets, and a decrease in the FDIC assessment rate.  Software expense decreased $699,000, or 7.1%, to $9.2 million in the first nine months of 2019 from $9.9 million in the first nine months of 2018 which reflected reduced expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense decreased $93,000, or 4.7%, to $1.9 million in the first nine months of 2019 from $2.0 million in the first nine months of 2018.  Telecom and IT network communications expense increased $89,000, or 9.2%, to $1.1 million in the first nine months of 2019 from $971,000 in the first nine months of 2018.  Consulting expense decreased $82,000, or 3.1%, to $2.6 million in the first nine months of 2019 from $2.7 million in the first nine months of 2018, reflecting decreased BSA and other regulatory consulting.  Lease termination expense increased $513,000, or 129.9%, to $908,000 in the first nine months of 2019 from $395,000 in the first nine months of 2018.  Lease termination expenses should be more than offset by future savings.  Other non-interest expense increased $604,000, or 6.0%, to $10.7 million in the first nine months of 2019 from $10.1 million in the first nine months of 2018.  The $604,000 increase reflected increases of $454,000 in travel expense and $162,000 for outside services to assist with regulatory compliance.

Income Taxes.  Income tax expense for continuing operations was $17.6 million for the first nine months of 2019 compared to $29.6 million in the first nine months of 2018.  A 26.6% effective tax rate in 2019 and a 26.6% effective tax rate in 2018 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $474.5 million for the third quarter of 2019, compared to the prior year third quarter average of $445.8 million.  Average deposits in third quarter 2019 increased by $287.4 million, or 7.5%,  to $4.13 billion.  A decrease in average savings and money market accounts of $392.7 million resulted primarily from the sale of the safe harbor IRA portfolio in the third quarter of 2018 and was largely offset by prepaid and debit card account and other payments deposit growth.  In the third quarter of 2019, we averaged $269.5 million of time deposits with terms of 90 days and less, to fund a planned increase in commercial loans originated for securitizations. Additionally, overnight borrowings also utilized to fund those originations in the third quarter of 2019, averaged $256.9 million.

Investment securities available-for-sale provide a primary source of balance sheet liquidity.  In excess of $800 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first nine months of 2019.  As a result, loans outstanding at September 30, 2019 totaled $1.68 billion, compared to $1.50 billion at December 31, 2018, an increase of $181.4 million.  Over that period, commercial loans held-for-sale decreased $199.2 million to $489.2 million as a result of the $778 million September 2019 securitization.  In 2019 and previous years, we have sold loans into securitizations at six month intervals.  Such sales create an additional source of liquidity.  However, we cannot assure that future securitizations will occur, as their execution, or at least timing, is dependent on market conditions.

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

We focus on customer service which we believe has resulted in a history of customer loyalty.  Stability, lower cost and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve.  As of September 30, 2019, we had a $1.17 billion line of credit with the Federal Reserve, which may be collateralized by various types of loans and securities.  We have never used the Federal Reserve line of credit, which as a matter of that institution’s policy, is available for limited periods in times of financial stress.  We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line.  As of September 30, 2019, we had eligible securities which would result in more than $800 million of availability.  As of September 30, 2019, we had no amount outstanding on the Federal Reserve line or the FHLB line.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of September 30, 2019, we had cash reserves of approximately $13.3 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $180,000 based on a floating rate of 3.25% over LIBOR.  We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC and Federal Reserve will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us at the end of that period or at all and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.

Included in our cash and cash-equivalents at September 30, 2019 were $932.4 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve and included deposits for reserve requirements.

Net purchases of investment securities for the nine months ended September 30, 2019 were $35.0 million compared to net redemptions of $34.6 million for the prior year.  We had outstanding commitments to fund loans, including unused lines of credit, of $2.29 billion and $1.68 billion as of September 30, 2019 and December 31, 2018, respectively.  The majority of our commitments are variable rate and originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customer’s investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At September 30, 2019, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of September 30, 2019
The Bancorp, Inc.	9.53%	25.09%	25.64%	25.09%
The Bancorp Bank	9.40%	24.52%	25.07%	24.52%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2018
The Bancorp, Inc.	10.11%	20.64%	21.07%	20.64%
The Bancorp Bank	9.70%	20.18%	20.61%	20.18%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at September 30, 2019.  We estimate the repricing characteristics of deposits based on historical performance, past experience at other institutions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  The table does not assume any prepayment of bank loans.  Mortgage-backed and other callable securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 335,597	$ 24,446	$ 32,920	$ 3,370	$ 92,907
Loans net of deferred loan costs	1,182,680	70,132	254,364	157,882	18,319
Investment securities	676,361	55,413	132,672	294,372	308,018
Interest earning deposits	932,440	-	-	-	-
Total interest earning assets	3,127,078	149,991	419,956	455,624	419,244

Interest bearing liabilities:
Demand and interest checking	2,501,164	56,826	56,826	-	-
Savings and money market	6,487	12,976	6,487	-	-
Time deposits	475,000	-	-	-	-
Securities sold under agreements to repurchase	93	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	2,996,145	69,802	63,313	-	-
Gap	$ 130,933	$ 80,189	$ 356,643	$ 455,624	$ 419,244
Cumulative gap	$ 130,933	$ 211,122	$ 567,765	$ 1,023,389	$ 1,442,633
Gap to assets ratio	3%	2%	7%	9%	8%
Cumulative gap to assets ratio	3%	4%	11%	21%	29%

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

Financial Condition

General.    Our total assets at September 30, 2019 were $4.94 billion, of which our total loans were $1.68 billion.  At December 31, 2018, our total assets were $4.44 billion, of which our total loans were $1.50 billion.  The increase in assets reflected $475.0 million of certificates of deposit with terms less than ninety days, which were utilized to fund commercial loan originations for securitizations. The certificates mature in October 2019, and after the September 26th, 2019 securitization, were invested in interest earning deposits at the Federal Reserve Bank. The change in assets also reflects variability in daily deposit balances and higher equity resulting from earnings and unrealized securities gains.

Interest earning deposits and federal funds sold.  At September 30, 2019, we had a total of $932.4 million of interest earning deposits compared to $551.9 million at December 31, 2018, an increase of $380.6 million, or 69.0%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The increase reflected excess cash balances at the Federal Reserve which resulted after the previously discussed $778 million securitization was monetized at the end of September 2019. The September 30, 2019 balance of $932.4 million will likely be reduced by $475.0 million of short term time deposits maturing in October 2019.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities increased to $1.47 billion at September 30, 2019, an increase of $146.1 million, or 11.1%, from December 31, 2018.  The increase resulted from the reinvestment of securities maturities in early 2019.  Other securities included in the held-to-maturity classification at September 30, 2019, consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

The trust preferred is an unrated security issued by an insurance company with a book value of $9.2 million and a fair value of $7.1 million at September 30, 2019.

A  total of $75.2 million of other debt securities – pooled is comprised of three securities consisting of diversified portfolios of corporate securities, which have a fair value of $75.9 million at September 30, 2019.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets the following conditions: (i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or (ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis.  For the nine months ended September 30, 2019 and 2018, we recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $4.3 million at September 30, 2019, compared to $1.1 million at December 31, 2018.  The increase resulted from larger amounts of Federal Home Loan stock, which were required to permit larger borrowings.  Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

Investment securities with a fair value of approximately $258.9 million at September 30, 2019 and $116.0 million at December 31, 2018, were pledged as collateral to secure a line of credit with the FHLB.  At September 30, 2019, and December 31, 2018, investment securities with a fair value of approximately $165.0 million and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve Bank.

Loans held-for-sale.  Loans held-for-sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on an individual loan basis.  Commercial loans held-for-sale decreased to $489.2 million at September 30, 2019 from $688.5 million at December 31, 2018.  The decrease resulted from the securitization which occurred in September 2019.

Loan portfolio. Total loans increased to $1.68 billion at September 30, 2019 from $1.50 billion at December 31, 2018.

The following table summarizes our loan portfolio, excluding loans held-for-sale, by loan category for the periods indicated (in thousands):

	September 30,	December 31,
	2019	2018

SBL non-real estate	$ 84,181	$ 76,340
SBL commercial mortgage	209,008	165,406
SBL construction	38,116	21,636
Small business loans *	331,305	263,382
Direct lease financing	412,755	394,770
SBLOC / IBLOC **	920,463	785,303
Other specialty lending	3,167	31,836
Other consumer loans ***	6,388	16,302
	1,674,078	1,491,593
Unamortized loan fees and costs	9,299	10,383
Total loans, net of deferred loan fees and costs	$ 1,683,377	$ 1,501,976

	September 30,	December 31,
	2019	2018

SBL loans, including deferred fees and costs of $6,135 and $7,478
for September 30, 2019 and December 31, 2018, respectively	$ 337,440	$ 270,860
SBL loans included in held-for-sale	222,007	199,977
Total small business loans	$ 559,447	$ 470,837

* The preceding table shows small business loans (SBL) and SBL held-for-sale at the dates indicated (in thousands). While the majority of  SBL are comprised of SBA loans, SBL also includes $16,953,000 of non-SBA loans as of September 30, 2019 and none at December 31, 2018.

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.

*** Included in the table above under Other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $771,000 and $7.2 million at September 30, 2019 and December 31, 2018, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for loan and lease losses.

Allowance for loan and lease  losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine that the provision for loan losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do, meet the criteria for accrual of loss contingencies in accordance with ASC 450, “Contingencies”, and ASC 310, “Receivables”.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention” or “substandard”, we reserve all losses inherent in the portfolio at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance.  When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan.  At September 30, 2019 there were 10 troubled debt restructured loans with a balance of $2.2 million which had specific reserves of $1.2 million.  Approximately $1.0 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to leasing.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historical loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential unconfirmed and inherent losses within the portfolio.  Individual loan pools are created for the following major loan categories: SBLOCs and IBLOCs, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for loan and lease losses independently of loan production officers.

At September 30, 2019, the allowance for loan losses amounted to $10.4 million which represented a $1.7 million increase over the $8.7 million at December 31, 2018.  In addition to growth in the loan portfolio, the increase reflected higher allowance allocations for the non-guaranteed portion of SBA loans, which include start-up business loans with a higher risk of default.  The increase also reflected higher allocations for leasing.

A description of loan review coverage targets is set forth below.

At September 30, 2019, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2019 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At September 30, 2019, approximately 52% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2019 is 40% with the largest 25% of IBLOCs by commitment to be reviewed annually.  A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter.  At September 30, 2019, approximately 31% of the IBLOC portfolio had been reviewed.

SBA Loans – The targeted review threshold for 2019 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of loans exceeding $1.0 million and any classified loans.  At September 30, 2019, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2019 is 35%. At September 30, 2019, approximately 57% of the leasing portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2019 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At September 30, 2019, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At September 30, 2019, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At September 30, 2019, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2019 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At September 30, 2019, approximately 90% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as follows as of the dates specified (in thousands):

	September 30, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 141	$ -	$ -	$ 3,803	$ 3,944	$ 80,237	$ 84,181
SBL commercial mortgage	-	-	-	458	458	208,550	209,008
SBL construction	-	-	-	711	711	37,405	38,116
Direct lease financing	1,898	930	2,788	-	5,616	407,139	412,755
SBLOC / IBLOC	2,561	-	-	-	2,561	917,902	920,463
Other specialty lending	-	-	-	-	-	3,167	3,167
Consumer - other	-	-	-	-	-	1,037	1,037
Consumer - home equity	-	-	-	1,448	1,448	3,903	5,351
Unamortized loan fees and costs	-	-	-	-	-	9,299	9,299
	$ 4,600	$ 930	$ 2,788	$ 6,420	$ 14,738	$ 1,668,639	$ 1,683,377

	December 31, 2018
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBL commercial mortgage	-	-	-	458	458	164,948	165,406
SBL construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the nine months
	ended September 30,
	2019	2018

Ratio of the allowance for loan losses to total loans	0.62%	0.54%
Ratio of the allowance for loan losses to non-performing loans *	112.51%	154.16%
Ratio of non-performing assets to total assets *	0.19%	0.13%
Ratio of net charge-offs to average loans	0.05%	0.09%
Ratio of net charge-offs to average loans annualized	0.07%	0.12%

* Includes loans 90 days past due still accruing interest.

The ratio of the allowance for loan and lease losses to total loans increased to 0.62% at September 30, 2019 from 0.54% at September 30, 2018.  The increase reflected higher allowance allocations for both the non-guaranteed portion of SBA loans and leases.  The ratio of the allowance for loan losses to non-performing loans decreased to 112.51% at September 30, 2019, from 154.16% at September 30, 2018, primarily as a result of an increase in non-performing loans.  The ratio of non-performing assets to total assets increased to 0.19% at September 30, 2019, from 0.13% at September 30, 2018, as a result of an increase in non-performing loans.  Net charge-offs to average loans decreased to 0.05% for the nine months ended September 30, 2019 from 0.09% for the nine months ended September 30, 2018. The lower ratio in 2019 resulted from fewer charge-offs in 2019 for both the non guaranteed portion of SBA loans and leasing. As noted above, allowance allocations for those categories increased year over year.

Net charge-offs.  Net charge-offs were $1.2 million for the nine months ended September 30, 2019, a decrease of $421,000 from net charge-offs of $1.7 million during the same period of 2018.  The majority of the charge-offs in 2019 and 2018 resulted from the non-guaranteed portion of non-real estate SBA loans.

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

	September 30,	December 31,
	2019	2018

Non-accrual loans
SBL non-real estate	$ 3,803	$ 2,590
SBL commercial mortgage	458	458
SBL construction	711	-
Consumer	1,448	1,468
Total non-accrual loans	6,420	4,516

Loans past due 90 days or more and still accruing	2,788	954
Total non-performing loans	9,208	5,470
Other real estate owned	-	-
Total non-performing assets	$ 9,208	$ 5,470

Loans that were modified as of September 30, 2019 and December 31, 2018 and considered troubled debt restructurings are as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	6	$ 1,274	$ 1,274	5	$ 1,564	$ 1,564
Direct lease financing	2	423	423	3	870	870
Consumer	2	495	495	2	513	513
Total	10	$ 2,192	$ 2,192	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 60	$ 1,214	$ -	$ 85	$ 1,479
Direct lease financing	-	136	287	-	434	436
Consumer	-	-	495	-	-	513
Total	$ -	$ 196	$ 1,996	$ -	$ 519	$ 2,428

The following table summarizes, as of September 30, 2019, loans that had been restructured within the last 12 months that have subsequently defaulted and which are included in the table above (dollars in thousands).

	Number	Pre-modification recorded investment
SBL non-real estate	1	$ 660
Total	1	$ 660

The Company had no commitments to lend additional funds to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019. The Company had a commitment to extend $27,000 on one loan classified as a troubled debt restructuring as of December 31, 2018.

The following table provides information about impaired loans at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 352	$ 2,478	$ -	$ 262	$ 4
SBL commercial mortgage	-	-	-	-	-
SBL construction	-	-	-	355	-
Direct lease financing	288	288	-	381	9
Consumer - home equity	495	495	-	1,329	7
With an allowance recorded
SBL non-real estate	3,898	3,898	(3,037)	3,955	22
SBL commercial mortgage	458	458	(71)	458	-
SBL construction	711	711	(35)	178	-
Direct lease financing	136	136	(136)	305	16
Consumer - home equity	1,220	1,220	(204)	400	-
Total
SBL non-real estate	4,250	6,376	(3,037)	4,217	26
SBL commercial mortgage	458	458	(71)	458	-
SBL construction	711	711	(35)	533	-
Direct lease financing	424	424	(136)	686	25
Consumer - home equity	1,715	1,715	(204)	1,729	7
	$ 7,558	$ 9,684	$ (3,483)	$ 7,623	$ 58

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBL commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBL non-real estate	3,541	3,541	(2,806)	2,816	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBL non-real estate	3,716	5,010	(2,806)	3,150	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

We had $6.4 million of non-accrual loans at September 30, 2019 compared to $4.5 million of non-accrual loans at December 31, 2018. The $1.9 million increase in non-accrual loans was primarily due to $4.5 million of loans placed on non-accrual status partially offset by $1.6 million of loan payments and $995,000 of charge-offs.  Loans past due 90 days or more still accruing interest amounted to $2.8 million at September 30, 2019 and $954,000 at December 31, 2018.  The $1.8 million increase reflected $3.8 million of additions partially offset by $853,000 of loan payments, $82,000 of charge-offs and $1.1 million of loans moved to repossessed assets.

We had no other real estate owned at September 30, 2019 and December 31, 2018.

The following table classifies our loans (not including loans held-for-sale) by categories which are used throughout the industry as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate *	$ 64,507	$ 1,948	$ 4,577	$ -	$ -	$ 9,148	$ 4,001	$ 84,181
SBL commercial mortgage *	194,949	268	5,011	-	-	7,889	891	209,008
SBL construction	37,284	-	711	-	-	-	121	38,116
Direct lease financing	397,612	-	9,535	-	-	2,256	3,352	412,755
SBLOC / IBLOC	865,695	-	-	-	-	-	54,768	920,463
Other specialty lending	3,167	-	-	-	-	-	-	3,167
Consumer	3,351	-	1,448	-	-	-	1,589	6,388
Unamortized loan fees and costs	-	-	-	-	-	-	9,299	9,299
	$ 1,566,565	$ 2,216	$ 21,282	$ -	$ -	$ 19,293	$ 74,021	$ 1,683,377

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBL commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBL construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

*  For information on targeted loan review thresholds see “Allowance for Loan Losses”.

Premises and equipment, net.  Premises and equipment amounted to $17.9 million at September 30, 2019 compared to $18.9 million at December 31, 2018.  The decrease reflected depreciation and reduced purchases compared to prior periods.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $49.4 million investment in unconsolidated entity at September 30, 2019. A $30 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and $13.0 million which is included in commercial loans held for sale. The loan is performing in accordance with restructured terms and was previously marked to $28.1 million, based upon an “as is” appraisal in June 2018. The retail space is partially leased and appears to be on a path toward stabilization, based upon negotiations with prospective tenants.

Assets held-for-sale from discontinued operations.  Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $162.1 million at September 30, 2019 and were comprised of $136.1 million of net loans and $26.0 million of other real estate owned.  The September 30, 2019 balance of other real estate owned includes a Florida mall which has been written down to $15.0 million.  We expect to continue our efforts to dispose of the mall, which was appraised in September 2018 for $16.9 million.  The September 30, 2019 loan balance includes a loan, secured by multiple commercial properties, which has been written down to $12.8 million, based on August 2018 appraisals less estimated disposition costs. We expect to continue to market  the underlying properties through a court appointed and bank approved broker.  At December 31, 2018, discontinued assets of $197.8 million were comprised of $170.6 million of net loans and $27.2 million of other real estate owned.  We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  The majority of our deposits are generated through prepaid card and other payments related deposit accounts.  One strategic focus is growing these accounts through affinity groups.  At September 30, 2019, we had total deposits of $4.35 billion compared to $3.94 billion at December 31, 2018, an increase of $410.0 million or 10.4%.  The change reflected a $475.0 million increase in short term time deposits  to fund increased commercial real estate loans originations, prior to their securitization at the end of September. Those time deposits mature in October, 2019. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the nine months ended		For the year ended
	September 30, 2019		December 31, 2018
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 3,840,141	0.88%	$ 3,499,288	0.66%
Savings and money market	28,073	0.61%	362,267	0.79%
Time	90,808	1.96%	-	-
Total deposits	$ 3,959,022	0.90%	$ 3,861,555	0.67%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings.  Short-term borrowings consist of amounts borrowed on our line of credit with the FHLB. There were no amounts outstanding at either September 30, 2019 or December 31, 2018. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period end and year to date information for the dates shown is as follows.

	September 30,	December 31,
	2019	2018
	(dollars in thousands)

Short-term borrowings
Balance at period end	$ -	$ -
Average for the three months ended September 30, 2019	256,946	na
Average during the year	137,860	20,346
Maximum month-end balance	300,000	100,000
Weighted average rate during the year	2.54%	2.22%
Rate at period end	1.77%	2.35%

Borrowings.  At September 30, 2019, we had long-term borrowings of $41.2 million compared to $41.7 million at December 31, 2018.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities. Other liabilities amounted to $59.0 million at September 30, 2019 compared to $40.3 million at December 31, 2018, representing an increase of $18.8 million.  The increase reflected liabilities from the implementation of a recent accounting pronouncement, which resulted in the capitalization of future lease obligations which were offset by related liabilities as described in Note 11 to the financial statements.

Off- balance sheet arrangements.  There were no off-balance sheet arrangements during the nine months ended September 30, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 13.” which is incorporated herein by reference.

For a discussion of certain regulatory proceedings involving the FDIC and FRB, see Part I - Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Actions.”

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

THE BANCORP, INC.
(Registrant)

November 8, 2019	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

November 8, 2019	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary