Form 10-K
period 2019-12-31
Bancorp, Inc.
filed 2020-03-16
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 51018

The Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3016517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Silverside Road, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 385-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TBBK	NASDAQ Global Select

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

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2019 of $8.92 was approximately $455.7 million.

As of March 1, 2020, 57,400,556 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART IV
Item 15:	Exhibits and Financial Statement Schedules	147
SIGNATURES		150

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

•

the loans from our discontinued operations are now held-for-sale and were marked to fair value based on various internal and external inputs; however, the actual sales price could differ from those third-party fair values.  The reinvestment rate for the proceeds of those sales in investment securities depends on future market interest rates; and

•	we may not be able to sustain our historical growth rate in our loan, prepaid and debit card and other lines of business.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Overview

We are a Delaware financial holding company and our primary subsidiary is The Bancorp Bank, which we wholly own and which we refer to as the Bank.  The vast majority of our revenue and income is generated through the Bank.  In our continuing operations, we have four primary lines of specialty lending: securities-backed lines of credit (SBLOC) and insurance policy cash value-backed lines of credit (IBLOC), leasing (direct lease financing), small business loans (SBL) and loans generated for sale into capital markets through commercial loan securitizations and other sales (CMBS).  SBL are comprised primarily of Small Business Administration (SBA) loans. SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally.  Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states.  SBL loans and commercial loans generated for sale are made nationally.  At December 31, 2019, SBLOC and IBLOC, leasing (direct lease financing), SBL and loans for sale in secondary markets respectively totaled $1.02 billion, $434.5 million, $572.6 million (including SBL loans held-for-sale) and $960.2 million (excluding SBL loans held-for-sale), respectively, and comprised approximately 34%, 14%, 19% and 32% of our loan portfolio and commercial loans held-for-sale.  Our investment portfolio amounted to $1.41 billion at December 31, 2019, representing a slight increase from the prior year.

The majority of our deposits and non-interest income are generated in our payments business line which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate  bill payments and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

Our main office is located at 409 Silverside Road, Wilmington, Delaware 19809 and our telephone number is (302) 385-5000.  Our web address is www.thebancorp.com.  We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and our proxy statements as soon as reasonably practicable after we file them with the SEC.  Investors are encouraged to access these reports and other information about our business on our website, www.thebancorp.com.  Information found on our website is not part of this Annual Report on Form 10-K.  We also will provide copies of our Annual Report on Form 10-K, free of charge, upon written request to our Investor Relations Department at our address for our principal executive offices, 409 Silverside Road, Wilmington, Delaware 19809.  Also posted on our website, and available in print upon request by any stockholder to our Investor Relations Department, are the charters of the standing committees of our Board of Directors and standards of conduct governing our directors, officers and employees.

Our Strategies

Our principal strategies are to:

Fund our Loan and Investment Portfolio Growth with Stable Deposits and Generate Non-interest Income from Prepaid and Debit Card Accounts and Other Payment Processing. Our principal focus is to grow our specialty lending operations and investment portfolio, and fund these loans and investments through a variety of sources that provide stable deposits, which are lower cost compared to certain other types of funding.  Funding sources include prepaid and debit card accounts, institutional banking transaction accounts and card payment processing.  We derive the largest component of our deposits and non-interest income from our prepaid and debit card operations.

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

Deposit Products and Services

We offer a range of products and services to our affinity group clients and their customer bases through direct or private label banking strategies, including:

•	checking accounts;
•	savings accounts;
•	money market accounts;
•	commercial accounts; and
•	various types of prepaid and debit cards.

We also offer payment services such as ACH bill payment and other payment services.

Lending Activities

In the third quarter of 2014, we discontinued our Philadelphia-based commercial lending operations following our determination that those operations were inconsistent with our strategic focus on what we believe are lower risk and more granular and national lines of business.  We currently focus our lending activities upon four specialty lending segments:  SBLOC and IBLOC loans, vehicle fleet and other equipment leasing (direct lease financing), SBA loans and loans originated for sale into CMBS securitization capital markets.

SBLOC and IBLOC.  We make loans to individuals, trusts and entities which are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Most of our SBLOCs are drawn to meet a specific need of the borrower (such as for bridge financing of real estate) and are typically drawn for 12 to 18 months at a time.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities.  Borrowers generally must have a credit score of 660 or higher, although we may allow exceptions based upon a review of the borrower’s income, assets and other credit information.  Substantially all SBLOCs have full recourse to the borrower.  The underlying securities that act as collateral for our SBLOC commitments are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  Although these accounts are closely monitored, severely falling markets or sudden drops in price with respect to individual pledged securities could result in the loan being under-collateralized and consequently in default and, upon sale of the collateral, could result in losses to the Bank.  We also make similar loans which are collateralized by the cash surrender value of insurance policies, or IBLOCs. Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards.  Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable.

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

SBL Loans.  SBL or small business loans consist primarily of SBA loans. We participate in two loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA.  The terms of the loans must come within parameters set by the SBA, including borrower eligibility, loan maturity, and maximum loan amount. 7(a) loans must be secured by all available business assets and personal real estate until the recovery value equals the loan amount or until all personal real estate of the borrower have been pledged.  Personal guarantees are required from all owners of 20% or more of the equity of the business, although lenders may also require personal guarantees of owners of less than 20%.  Loan guarantees can range up to 85% of loan principal for loans of up to $150,000 and 75% for loans in excess of that amount.

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

CMBS.  We originate loans for sale or securitization into secondary markets. These loans are collateralized by various types of commercial real estate, including but not limited to, multi-family, retail, office, apartments and hotels, and are not recourse to the borrower (except for carve-outs such as fraud) and, accordingly, depend on cash reserves and cash generated by the underlying properties for repayment.  The vast majority of these loans are variable rate and, as a result, higher market rates will result in higher payments and greater cash flow requirements, although all loans require an interest rate cap to mitigate that risk. Should cash flow and available cash reserves prove inadequate to cover debt service on these loans, repayment will primarily depend upon the sales price of the property.  Low occupancy or rental rates may negatively impact loan repayment.  Because these loans are being originated for sale, the underwriting and other criteria used are those which buyers in the capital markets indicate are most crucial when determining whether to buy the loans.  Such criteria include the loan-to-value ratio and debt yield (net operating income divided by first mortgage debt).  However, for the period during which we hold a loan prior to sale, property values may fall below appraised values and below the outstanding balance of the loan, which would reduce the price at which we could sell the loan.  While we historically have been able to sell loans into these markets, adverse market conditions may delay, or possibly preclude, expected sales into the secondary market or cause losses upon any resale.  To mitigate these risks, we establish guidelines for the maximum amounts of such loans we will hold on our balance sheet.

Affinity Group Banking Products and Services

Card Issuing Services.  We issue debit and prepaid cards to access diverse types of deposit accounts including: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our cards are offered to end users through our relationships with benefits administrators, third-party administrators, insurers, corporate incentive companies, rebate fulfillment organizations, payroll administrators, large retail chains, consumer service organizations and FinTech disruptors.  Our cards are network-branded through our agreements with Visa, MasterCard, and Discover.  The majority of fees we earn result from contractual fees paid by third-party sponsors, computed on a per transaction basis, and monthly service fees.  Additionally, we earn interchange fees paid through settlement associations such as Visa, which are also determined on a per transaction basis.  These accounts have demonstrated a history of stability and lower cost compared to certain other types of funding.  Our accounts are offered throughout the United States. For information relating to current constraints on our prepaid card programs resulting from consent orders we have entered into with federal banking authorities, see “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and the supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements on us and the Bank.”

Card Payment and ACH Processing.  We act as the depository institution for the processing of credit and debit card payments made to various businesses.  We also act as the bank sponsor and depository institution for independent service organizations that process such payments and for other companies, such as bill payment companies for which we process their ACH payments.  We have designed products that enable those organizations to more easily process electronic payments and to better manage their risk of loss. These accounts are a source of demand deposits and fee income.

Institutional Banking.  We have developed strategic relationships with limited-purpose trust companies, registered investment advisers, broker-dealers and other firms offering institutional banking services.  We provide customized, private label demand, money market and securities backed loan products to the client base of these groups.

Private Label Banking.  Through our private label banking strategy, we provide our affinity group partners with banking services that have been customized to the needs of their respective customers.  This allows these affinity groups to provide their members the affinity-branded banking services they desire.   Affinity group websites identify the Bank as the provider of these banking services.  We and the affinity group also may create products and services, or modify products and services already on our menu, that specifically relate to the needs and interests of the affinity group itself, or the affinity group’s members or customers.  Our private label banking services have been developed to include both deposit and lending-related products and services.

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

Third-Party Service Providers.  To reduce operating costs and capitalize on the technical capabilities of selected vendors, we outsource certain bank operations and systems to third-party service providers, principally the following:

•	data processing services, check imaging, loan processing, electronic bill payment and statement rendering;
•	servicing of prepaid and debit card accounts;
•	call center customer support, including institutional banking for overflow and after-hours support;
•	access to automated teller machine networks;
•	bank accounting and general ledger system;
•	data warehousing services; and
•	certain software development.

Because we outsource these operational functions to experienced third-party service providers that have the capacity to process a high volume of transactions, we believe we can more readily and cost-effectively respond to growth than if we sought to develop these capabilities internally.  Should any of our current relationships terminate, we believe we could maintain business continuity by securing the required services from an alternative source without material interruption of our operations.

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

Loan Administration Offices.  We maintain offices to market and administer our leasing programs in Crofton, Maryland, Kent, Washington, Charlotte, North Carolina, Raritan, New Jersey, Logan, Utah, Norristown, Pennsylvania and Orlando, Florida.  We maintain SBA loan offices in Chicago, Illinois and suburban Raleigh, North Carolina. We maintain an office in New York, New York for CMBS.

Technology

Primary System Architecture.  We provide financial products and services through a secure, tiered architecture using commercially available software and with third party providers whom we believe to be industry leaders.  We maintain a platform of several web technologies, databases, firewalls, and licensed and proprietary financial services software to support our unique client base.  User activity is distributed across our service offering, with internally developed software as well as third-party platforms and processors.  We also use third-party data processors.  The goal of our systems designs is to service our client requirements efficiently, which has been accomplished using data and service replication between internal data centers and cloud platforms for our critical applications.  The system’s flexible architecture is designed to meet current capacity needs and allow expansion for future demands.  In addition to built-in redundancies, we monitor our systems using automated internal tools, and use independent third parties to validate our controls.

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

Intellectual Property and Other Proprietary Rights

A significant portion of the core and internet banking systems and operations we use comes from third-party providers.  Where applicable, we rely principally upon trade secret and trademark law to protect our intellectual property.  We do not typically enter into intellectual property-related confidentiality agreements with our affinity group customers because we maintain control over the software used to create the sites and their banking functions rather than licensing them for customers to use.  Moreover, we believe that factors such as the relationships we develop with our affinity group and banking customers, the quality of our banking products, the level and reliability of the service we provide, and the customization of our products and services to meet the needs of our affinity groups are substantially more significant to our ability to succeed.

Competition

We compete with numerous banks and other financial institutions such as finance companies, leasing companies, credit unions, insurance companies, money market funds, investment firms and private lenders, as well as online lenders and other non-traditional competitors.  Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few financial institutions compete against us in all business segments in which we operate.  For prepaid and debit accounts, our largest source of funding and fee income, competitors include Meta Financial and for SBLOC, our largest lending portfolio, competitors include TriState Capital and Goldman Sachs.  For SBA loans our competitors include Live Oak Bank and for leasing our competitors include Enterprise.  Significant costs of entry include BSA and other regulatory costs which may impact competition for prepaid and debit card accounts.  We believe that our ability to compete successfully depends on a number of factors, including:

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

If we experience difficulty in any of these areas, our competitive position could be materially adversely affected, which would affect our growth, our profitability and, possibly, our ability to continue operations.  With respect to our affinity group operations, we believe we can compete effectively as a result of our ability to customize our product offerings to the affinity group’s needs.  We believe that the costs of entry to offering prepaid and debit card accounts, especially compliance costs, are relatively high and somewhat prohibitive to new competitors.  We have competed successfully with institutions much larger than ourselves; however, many of our competitors have larger customer bases, greater name recognition, greater financial and other resources and longer operating histories which may impact our ability to compete.  Our future success will depend on our ability to compete effectively in a highly competitive market.

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

Certain regulatory requirements applicable to us and the Bank are referred to below or elsewhere in this report.  The description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations or their effects on the Bank or us and is qualified in its entirety by reference to the actual statutes and regulations.

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

Permitted Activities.  The BHCA generally limits the activities of a financial holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.  These activities include, among other things, and subject to limitations, operating a mortgage company, finance company, credit card company or factoring company; performing data processing operations; the issuance and sale of consumer-type payment instruments; providing investment and financial advice; acting as an insurance agent for particular types of credit related insurance and providing specified securities brokerage services for customers.

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

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  See “Delaware Regulation” below.  In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in unsafe or unsound banking practices.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, we consented to the issuance of a consent order amendment pursuant to which the payment of dividends by the Bank to us would require prior FDIC approval, and received a Federal Reserve supervisory letter pursuant to which any payment of dividends by us would require prior approval from the Federal Reserve.  The requirement for Federal Reserve approval was lifted in fourth quarter 2019 at which time the supervisory letter was terminated.  See “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders has imposed certain restrictions and requirements on us and the Bank.”

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

The standards classify total capital for this risk-based measure into two tiers, referred to as Tier 1 and Tier 2.  Tier 1 capital consists of common shareholders’ equity, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain adjustments.  Tier 2 capital consists of the allowance for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinate debt, and intermediate-term preferred stock, less certain adjustments.  Together, these two categories of capital comprise a bank’s or financial holding company’s “qualifying total capital.” However, capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital in testing compliance with the total risk-based capital minimum standards.  Banks and financial holding companies must have a minimum ratio of 8% of qualifying total capital to total risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to total risk-weighted assets.  At December 31, 2019, we and the Bank had total capital to risk-adjusted assets ratios of 19.45% and 19.11%, respectively, and Tier 1 capital to risk-adjusted assets ratios of 19.04% and 18.71%, respectively.

In addition, the Federal Reserve and the FDIC have established minimum leverage ratio guidelines.  The principal objective of these guidelines is to constrain the maximum degree to which a financial institution can leverage its equity capital base.  It is intended to be used as a supplement to the risk-based capital guidelines.  These guidelines provide for a minimum ratio of Tier 1 capital to adjusted average total assets of 3% for financial holding companies that meet certain specified criteria, including those having the highest regulatory rating.  Other financial institutions generally must maintain a leverage ratio of at least 3% plus 100 to 200 basis points.  The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets.  Furthermore, the banking agencies have indicated that they may consider other indicia of capital strength in evaluating proposals for expansion or new activities.  At December 31, 2019, we and the Bank had leverage ratios of 9.63% and 9.46%, respectively.

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

Minimum capital ratios in effect at December 31, 2019 were as follows:

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss, or AOCI, items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio)

under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including us and the Bank, may make a one-time permanent election to continue to exclude these items.  This election had to be made concurrently with the first filing of certain of our and the Bank’s periodic regulatory reports in the beginning of 2015.  We and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.  The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to grandfathering in the case of bank holding companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.  Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

Prompt Corrective Action.  Federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions pursuant to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act.  Depository institutions are assigned one of five capital categories—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”—and are subjected to differential regulation corresponding to the capital category within which the institution falls.  Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.  As we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” an institution is deemed to be well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.50% and a leverage ratio of at least 5.00%.  An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.50% and a leverage ratio of at least 4.00%.  At December 31, 2019, our total risk-based capital ratio was 19.45%, our Tier 1 risk-based capital ratio was 19.04% and our leverage ratio was 9.63% while the Bank’s ratios were 19.11%, 18.71% and 9.46%, respectively and, accordingly, both we and the Bank were “well capitalized” within the meaning of the regulations.  A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized.  Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits.  Undercapitalized institutions may not accept, renew, or roll over brokered deposits.  The majority of the Bank’s deposits are classified as brokered, because related accounts, primarily prepaid and debit card deposit accounts, are obtained with the assistance of third parties.  On December 12, 2019, the FDIC issued a proposed notice of regulatory change which, if adopted, could result in the reclassification of the majority of our deposits to non-brokered, see “Insurance of Deposit Accounts” below.

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

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification.  A bank’s risk classification is based on its capital levels and the level of supervisory concern the bank poses to the regulators.  Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings, liquidity or sensitivity to market risk could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect earnings.  In addition, the FDIC can impose special assessments in certain instances.  The range of assessments in the risk-based system is a function of the reserve ratio in the DIF.  Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from five to nine basis points for the healthiest institutions (Risk Category I) to 35 basis points of assessable liabilities for the riskiest (Risk Category IV).  Rates may be increased an additional ten basis points depending on the amount of brokered deposits utilized.  The above rates apply to institutions with assets under $10 billion.  Other rates apply for larger or “highly complex” institutions.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  At December 31, 2019, the Bank’s DIF assessment rate was 19 basis points.  A reduction in the assessment rate will depend on future FDIC evaluations of the Bank. In December 2014, the FDIC issued new guidance which reclassified the Bank’s prepaid card deposits and most other deposits as brokered deposits because such deposits are obtained with the assistance of third parties.  The reclassification resulted in a 10 basis point increase in our assessment rate which is reflected in the increased FDIC insurance expense in subsequent periods. On December 12, 2019, the FDIC issued a notice for a proposed regulatory change, which would reclassify certain brokered deposits obtained with the assistance of third parties as non-brokered. The proposal requires an application to the FDIC, and if the proposal is adopted, we intend to apply for the classification change. If the classification change is approved, our FDIC insurance expense could decrease depending on other factors. However, there can be no assurance that the proposed regulation will be adopted, or that our application will be approved and that FDIC insurance expense will decrease.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits of the total industry.  The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC issued a final rule regarding this offset on March 25, 2016.  Accordingly, the Bank received an assessment credit for the portion of its assessment that offset the impact of the increase from 1.15% to 1.35%.

Loans-to-One Borrower.  Generally, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified collateral, generally readily marketable collateral (which is defined to include certain financial instruments and bullion) and real estate.  At December 31, 2019, the Bank’s limit on loans-to-one borrower was $71.7 million ($119.5 million for secured loans).

Transactions with Affiliates and other Related Parties.  There are various legal restrictions on the extent to which a financial holding company and its non-bank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in other transactions with or involving those banking subsidiaries.  The Bank’s authority to engage in transactions with related parties or “affiliates” (that is, any entity that controls, is controlled by or is under common control with an institution, including us and our non-bank subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder.  Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the Bank’s capital and surplus.  At December 31, 2019, we were not indebted to the Bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited.  Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  At December 31, 2019 and 2018, loans to these related parties included in assets held-for-sale amounted to $2.3 million and $2.0 million.

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

On July 26, 2011, FinCEN issued a final rule expanding the reach of BSA-AML related compliance to certain defined “providers” and “sellers” of “prepaid access” either outside of, or minimally regulated under the BSA.  The final rule became effective on September 27, 2011 and imposed expanded affirmative BSA-AML compliance obligations on providers and sellers of prepaid access.  The Bank has evaluated the impact of these rules on its operations and its third-party relationships, and has established internal processes accordingly.

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

Office of Foreign Assets Control Regulations for the Financial Community.  The Office of Foreign Assets Control, which we refer to as OFAC, is a division of the U.S. Treasury Department, and administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in activities related to the proliferation of weapons of mass destruction.  OFAC functions under the President’s wartime and national emergency powers, as well as under authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction.  In addition, many of the sanctions are based on United Nations and other international mandates, and typically involve close cooperation with allied governments.  OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, as well as sanctions programs for certain countries.  If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list or is otherwise asked to facilitate a transaction prohibited under a government sanctions program, the Bank must freeze or block such account or reject a transaction, and perform additional procedures as required by OFAC regulations.  The Bank filters its customer base and transactional activity against OFAC-issued lists.  The Bank performs these checks utilizing purpose directed software, which is updated each time a modification is made to the lists provided by OFAC and other agencies.

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

•

the “Expedited Funds Availability Act,” which establishes standards related to when financial institutions must make various deposit items available for withdrawal, and requires depository institutions to disclose their availability policies to their depositors;

•

the “Electronic Fund Transfer Act,”  which governs electronic fund transfers to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of various federal agencies charged with the responsibility of implementing these federal laws.

Final Prepaid Account Rule Amending Regulation E and Regulation Z.  On April 1, 2019, a final rule issued by the CFPB went into effect related to prepaid accounts and the applicability of provisions of Regulation E and Regulation Z, respectively, which we call the Final Prepaid Rule.

The Final Prepaid Rule includes a significant number of changes to the regulatory framework for prepaid products, some of which include: (a) establishing a definition of “prepaid account” within Regulation E that includes reloadable and non-reloadable physical cards, as well as codes or other devices, and focuses on how the product is issued and used; (b) modifying Regulation E to require that short form and long form disclosures be provided to a consumer prior to a consumer agreeing to acquire a prepaid account with certain exceptions and with specified forms that, if used, would provide a safe harbor for financial institutions; (c) extending to prepaid accounts the periodic transaction history and statement requirements of Regulation E currently applicable to payroll and Federal government benefit accounts; (d) extending the error resolution and limited liability provisions of Regulation E currently applicable to payroll cards to registered network branded prepaid cards; (e) requiring financial institutions to post prepaid account agreements to the issuers’ websites and to submit them to the CFPB; (f) extending Regulation Z’s credit card rules and disclosure requirements to prepaid accounts that provide overdraft protection and other credit features; (g) requiring an issuer to obtain a prepaid account holder’s consent prior to adding overdraft services or other credit features and prohibiting the issuer from adding overdraft services or other credit features for at least 30 calendar days after a consumer registers the prepaid account; and (h) prohibiting the application of different terms and conditions, such as charging different fees, to a prepaid account depending on whether the consumer elects to link the prepaid account to overdraft services or other credit features. The Bank has evaluated the impact of the Final Prepaid Rule on its operations and its third-party relationships, and has established internal processes accordingly.

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

As an alternative to the traditional evaluation tests summarized above, the CRA permits a financial institution to develop its own strategic plan setting forth specific goals for CRA compliance and related performance ratings.  If approved by its regulator, a financial institution may operate under its strategic plan and CRA ratings will be applied based on an institution’s performance under its approved strategic plan.

The Bank operates its CRA program under an FDIC-approved CRA Strategic Plan.  The Bank now operates under an approved plan for the period of January 1, 2020 through December 31, 2020. On July 3, 2019, the Bank received its 2018 CRA Performance Evaluation which was completed on November 11, 2018.  The Bank was assigned a “Satisfactory” CRA rating.  The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein.

On January 9, 2020, the FDIC and the Comptroller of the Currency issued a joint notice of proposed rulemaking to strengthen the CRA regulations by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting.  The Bank is evaluating the impact of these proposed rules on the Bank and its Strategic Plan.

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

Federal Reserve System. Federal Reserve regulations require banks to maintain non-interest bearing reserves against their transaction accounts (primarily demand deposits and regular checking accounts).  For 2019, Federal Reserve regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $110.6 million or less (subject to adjustment by the Federal Reserve), the reserve requirement is 3%; and, for accounts aggregating greater than $110.6 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve to between 8% and 14%).  The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempt from the reserve requirements.  At December 31, 2019, the Bank met these requirements by maintaining $314.7 million in cash and balances at the Federal Reserve.

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

Economic Growth, Regulator Relief, and Consumer Protection Act of 2018.  On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease regulatory burden and refine the rules, particularly with respect to smaller-sized institutions such as the Company. EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) waives certain appraisal requirements for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status.

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

Delaware Law and Regulation and Other State Laws and Regulations

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

Other State Laws and Regulations.  The Bank is governed by other state laws and regulations in connection with some of its business and operational practices.  This includes, for example, complying with state laws governing abandoned or unclaimed property, state and local licensing requirements and other state-based rules which direct how the Bank may conduct its activities.

Employees

As of December 31, 2019, we had 612 full-time employees and believe our relationships with our employees to be good. Our employees are not employed under a collective bargaining agreement.

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio.  At December 31, 2019, the ratios of the allowance for loan losses to total loans and to non-performing loans were, respectively, 0.56% and 113.0%.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results.  The Bank’s allowance for loan losses is determined by management after analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.  The determination by management of the allowance for loan losses involves a high degree of subjectivity and requires management to estimate current and future credit risk based on both qualitative and quantitative facts, each of which is subject to significant change.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these loan losses may exceed current estimates.  Bank regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.  Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses and that the methodology used by the Bank to determine the amount of both the allowance and provision is effective, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses, change our methodology for determining our allowance and provision for loan losses or that our regulators will not require us to increase this allowance.  Any of these occurrences could materially reduce our earnings and profitability and could result in our sustaining losses.  For more information about risks which are specific to the different types of loans we make and which could impact the allowance for loan losses, see Item 1,” Business –Lending Activities.”

Recent changes to the FASB accounting standards will result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The CECL model will materially impact how we determine our allowance for loan and lease losses and may require us to significantly increase our allowance for loan and lease losses.  Furthermore, our allowance for loan and lease losses may experience more fluctuations, some of which may be significant. Were we required to significantly increase our allowance for loan and lease losses, it may negatively impact our business, earnings, financial condition and results of operations.  We expect that the transition to the CECL model will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life of the asset adjusted for expected prepayments, an additional allowance for the uninsured portion of SBA loan commitments and the potential addition of an allowance for debt securities. The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.  The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices.  These practices vary depending on the facts and circumstances of each loan.  For other than SBLOC and IBLOC loans, these practices may include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of certain types of collateral based on reports of independent appraisers and verification of liquid assets.  For SBLOC loans, a primary element of the credit decision is the market value of the borrower’s brokerage account, which is reduced by the varying collateral percentages against which the Company is willing to lend, resulting in excess collateral. Rapid excessive movements in the market value of brokerage accounts might not be sufficiently offset by the excess collateral and losses could result. For example, we typically lend against 50% of the value of equity securities.  For IBLOC, the credit decision is primarily based upon the cash value of insurance policies which may ultimately be dependent upon the insurer for repayment.  Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.  In addition, only certain SBA loans are 75% guaranteed by the U.S. government, and even for those, we still assume credit risk on the remaining 25%.  These borrowers, which include new start-ups, may have a higher probability of failure which may result in higher losses on such loans.  If the level of non-performing assets increases, interest income will be reduced.  If we experience loan defaults in excess of amounts that we have included in our allowance for loan losses, we will have to increase the provision for loan losses which will reduce our income and might cause us to incur losses.  At the time loans are classified as troubled debt restructurings, losses are recognized if the fair value of collateral is less than the loan balance. For more information about the risks which are specific to the different types of loans we make and which could impact loan losses, see Item 1,” Business –Lending Activities.”

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

We and our subsidiary, The Bancorp Bank, are subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect customers, depositors’ funds, the federal deposit insurance funds and the banking system as a whole, not stockholders.  These regulations affect the Bank’s lending practices, capital structure and requirements, investment activities, dividend policy, product offerings, expansionary strategies and growth, among other things.  The legal and regulatory landscape is frequently changing as Congress and the regulatory agencies having jurisdiction over our operations adopt or amend laws, or change interpretation of existing statutes, regulations or policies.  These changes could affect the Company and the Bank in substantial and unpredictable ways.  Additionally, while we have policies and procedures designed to prevent violations of the extensive federal and state regulations that we are subject to, there can be no assurance that such violations will not occur.  Failure to comply with these statutes, regulations or policies could result in sanctions against us or the Bank by regulatory agencies, civil money penalties, criminal penalties, reputational damage, and a downgrade in the Bank’s ratings for capital adequacy, asset quality, management, earnings, liquidity and market sensitivity, any of which alone or in combination could have a material adverse effect on our financial condition and results of operations.

The entry into the Consent Orders has imposed certain restrictions and requirements upon us and the Bank.

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

The 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submits to the FDIC and the Delaware State Bank Commissioner a report summarizing the completion of certain BSA-related corrective actions (“BSA Report”).  Until the BSA Report is approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.  The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019 and it is under review by the regulators.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve. The requirement for such approval was lifted by the Federal Reserve in the fourth quarter of 2019, and that letter was terminated at that time.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims, and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  The Bank completed its implementation of the CAP on January 15, 2020.  As of the completion date, $1,592,469.20 of restitution was paid to consumers of which $4,352.61 was paid by the Bank and the remaining amount by Third Parties.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanated from one of the Bank’s third-party payment processors (“Third-Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act. The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty was not subject to any indemnification or recovery from any third party.

The 2018 Restitution Order required the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order required the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers were reimbursed by the Third-Party Processor at its own expense.  On December 19, 2019, the FDIC concluded the Bank had fully complied with the 2018 Restitution Order and issued an order terminating the 2018 Restitution Order.

On December 18, 2019, the Bank’s Board of Directors, without admitting or denying any violations of law, regulation or the provisions of the 2014 Consent Order, executed a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty in the amount of $7.5 million based on supervisory findings during the period of 2013 to 2019 related principally to deficiencies in the Bank’s legacy Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Programs and alleged violations of law during the period, as well as the length of time the Bank has taken to fully implement the corrective actions required by the 2014 Consent Order. The Bank paid this amount, and it was recognized as an expense in the Company’s financial statements in the fourth quarter of 2019.

We cannot assure you that our regulators will ultimately determine that we have met all of the requirements of the 2014 Consent Order, the 2014 Consent Order Amendment, and the 2015 Consent Order, collectively, the Consent Orders, to their satisfaction. If our regulators believe that we have not made sufficient progress in complying with these Consent Orders, they could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  If any of these measures is imposed in the future, it could reduce our earnings, result in our incurring losses or otherwise materially adversely affect our financial condition and results of operations and reduce or eliminate our ability to raise additional capital on acceptable terms.  Further, we are at risk of the imposition of additional civil money penalties by our regulators, based on, among other things, apparent violations of law, repeat violations, or supervisory determinations of non-compliance with any consent order.  Depending on the circumstances, the imposition and size of any such penalty is at the discretion of the regulator. While the Bank is contractually indemnified for related losses, civil money penalties, if assessed against the Bank, are not recoverable from third parties.

Our reputation and business could be damaged by our entry into the Consent Orders and any future enforcement matters with our regulators and other negative publicity.

Reputational risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators and others as a result of that conduct.  Damage to our reputation, including as a result of negative publicity associated with the Consent Orders, or future regulatory enforcement actions, could impact our ability to attract new and maintain existing loan and deposit customers, employees and business relationships, and could result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.  Such damage could also adversely affect our ability to raise additional capital on acceptable terms.

The provisions contained in the Consent Orders present interpretive challenges that may give rise to a difference of interpretation by us and our regulators.

The provisions of the Consent Orders are subject to interpretation and may give rise to differing views between us and our regulators with respect to their scope and application.  Accordingly, management, employees at all levels, and legal counsel of the Bank face significant challenges in applying the terms of the Consent Orders to the myriad factual scenarios that arise in the ordinary course of business.  While we have sought, and will continue to seek, guidance from our regulators as to the application of the Consent Orders on our business, there can be no assurance that our regulators will provide such guidance or that we and our regulators will interpret the terms of the Consent Orders uniformly in every instance.

If the regulators interpret the Consent Orders in a manner contrary to our interpretation despite our good faith efforts to comply, including the time required to comply, the FDIC may conclude a violation has occurred, which may result in the imposition of additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties.

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

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties.  New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses.  There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature.  New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved.  Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services.  Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.  Additionally, there are uncertainties regarding the market values of existing lines of business which are difficult to measure and are subject to market conditions which may change significantly.  We originate significant amounts of loans for sale or securitization in the CMBS markets which are subject to changes in market conditions at the time of sale, and the sales price realized may accordingly change significantly. Should planned sales of loans not take place, credit risks would increase, as loans would be held on the balance sheet as interest earning assets for longer periods. These loans are accounted for at market value, and a decrease in such value would reduce  income and might also impact potential sales, and resulting gains on sale. These loans  were underwritten as if they would be held on the balance sheet, to address the possibility of market disruptions delaying or precluding sales. Holding the loans on balance sheet would result in additional interest income, but might impact the level of new originations and future potential gain on sale.

Changes in interest rates and loan production could reduce our income, cash flows and asset values.

A significant portion of our income and cash flows depends on the difference between the interest rates we earn on interest earning assets, such as loans and investment securities, and the interest rates we pay on interest bearing liabilities such as deposits and borrowings.  The value of our assets, and particularly loans with fixed or capped rates of interest, may also vary with interest rate changes.  We discuss the effects of interest rate changes on the market value of our portfolio and net interest income in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management.” Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits, but also our ability to originate loans and obtain deposits and our costs in doing so.  If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could decline or we could sustain losses.  Our earnings could also decline or we could sustain losses if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  While the Bank is generally asset sensitive, which implies that significant increases in market rates would generally increase margins, while decreases in interest rates would generally decrease margins, we cannot assure you that increases or decreases in margins will follow such a pattern in the future.  Our net interest income is also determined by our level of loan production to replace loan payoffs and to grow our different loan portfolios. In the case of loans held-for-sale into secondary markets or securitizations, loans must be originated to replace loans sold to maintain related net interest income.  Loan demand may vary for economic and competitive reasons and we cannot assure you that historical rates of loan growth will continue or as to other loan production.  Net interest income is difficult to project, and our models for making such projections are theoretical.  While they may indicate the general direction of changes in net interest income, they do no indicate actual future results. In March 2020, the Federal Reserve instituted an emergency rate cut of 50 basis points, and additional rate cuts may still occur in response to economic and other conditions. These decreases will decrease net interest income, to the extent the reduction is not offset with the impact of loan growth.

We are subject to lending risks.

There are risks inherent in making all loans.  These risks include interest rate changes over the time period in which loans may be repaid and changes in the national economy or local economies in which our borrowers operate.  Such changes may impact the ability of our borrowers to repay their loans or the value of the collateral securing those loans.  Although we have discontinued our Philadelphia-based commercial lending operations, we still hold a significant number of commercial, construction and commercial mortgage loans, some with relatively large balances.  The deterioration of one or a few of these loans would cause a significant increase in non-performing loans, notwithstanding that such loans are now held-for-sale.  Weak economic conditions have caused increases in our delinquent and defaulted loans in recent years.  We cannot assure you that we will not experience further increases in delinquencies and defaults or that any such increases will not be material.  On a consolidated basis, an increase in non-performing loans could result in an increase in our provision for loan losses or in loan charge-offs and consequent reductions in our earnings.  Our specialty lending operations are subject to additional risks including, with respect to our SBA loans, the risk that the U.S. Government’s partial guaranty on SBA loans is withdrawn due to noncompliance with regulations. For more information about the risks which are specific to the different types of loans we make and which could impact our allowance for loan losses, see Item 1,” Business –Lending Activities.”

There is a significant concentration in prepaid and debit card fee income which is subject to various risks.

We realize a significant portion of our revenues from prepaid and debit card and other prepaid products and services.   Actions by government agencies relating to service charges, or increased regulatory compliance costs, could result in reductions in income which may not be offset by reductions in expense.  Some of our clients have significant volume, the loss of which would materially affect our revenues. The top ten largest contributors to prepaid, debit card and related fees account for 63% of such fees.  Prepaid and debit card deposits comprise a significant portion of the Bank’s deposits.

Regulatory and legal requirements applicable to the prepaid and debit card industry are unique and frequently changing.

Achieving and maintaining compliance with frequently changing legal and regulatory requirements requires a significant investment in qualified personnel, hardware, software and other technology platforms, external legal counsel and consultants and other infrastructure components.  These investments may not ensure compliance or otherwise mitigate risks involved in this business.  Our failure to satisfy regulatory mandates applicable to prepaid financial products could result in actions against us by our regulators, legal proceedings being instituted against us by consumers, or other losses, each of which could reduce our earnings or result in losses, make it more difficult to conduct our operations, or prohibit us from conducting specific operations.  Other risks related to prepaid cards include competition for prepaid, debit and other payment mediums, possible changes in the rules of networks, such as Visa and MasterCard and others, in which the Bank operates and state regulations related to prepaid cards including escheatment.

The potential for fraud in the card payment industry is significant.

Issuers of prepaid  and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain.  The theft of such information is regularly reported and affects individuals and businesses.  Losses from various types of fraud have been substantial for certain card industry participants.  The Bank in many cases has indemnification agreements with third parties; however, such indemnifications may not fully cover losses.  Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could impact the Bank in the future.

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

Our prepaid and debit card and other deposit accounts obtained with the assistance of third parties have been classified as brokered.

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

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks and their holding companies, credit unions, leasing companies, consumer finance companies, factoring companies, insurance companies and money market mutual funds and card issuers. In 2018, the Office of the Comptroller of the Currency announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a "special purpose national bank" ("SPNB") charter.  Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in any of the following activities: paying checks, lending money or taking deposits.  If any such applications are granted, recipients of an SPNB charter may enter the U.S. payments market in which the Bank operates, which could have a material adverse effect on the Bank and its Payments division.

We face national and even global competition with respect to our other products and services, including payment acceptance products and services, private label banking, fleet leasing, government guaranteed lending and  payment solutions.  Our commercial partners and banking customers for these products and services are located throughout the United States, and the competition is strong in each category.  We encounter competition from some of the largest financial institutions in the world as well as smaller specialized regional banks and financial service companies.  Increased competition with any of these product or service offerings could result in reduced pricing and lower profit margins, fragmented market share and a failure to enjoy economies of scale, loss of customer and depositor base, and other risks that individually, or in the aggregate, could have a material adverse effect on our financial condition and results of operations.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as federally-insured and regulated financial institutions such as ours.  As a result, those competitors may be able to access funding and provide various services more easily or at less cost than we can.

We derive a significant percentage of our deposits, total assets and income from deposit accounts generated with the assistance of diverse independent companies, including those which provide card account marketing services, and investment advisory firms.

Deposit accounts acquired with the assistance of our top twenty affinity relationships totaled $4.21 billion at December 31, 2019.  The top twenty relationships result in the majority of our payments related income.  We provide oversight over these relationships which must meet all internal and regulatory requirements.  We may exit relationships where such requirements are not met or be required by our regulators to exit such relationships.  Also, an affinity group could terminate a relationship with us for many reasons, including being able to obtain better terms from another provider or dissatisfaction with the level or quality of our services.  If an affinity group relationship were to be terminated, it could materially reduce our deposits, assets and income.  We cannot assure you that we could replace such relationship.  If we cannot replace such relationship, we may be required to seek higher rate funding sources as compared to the exiting affinity group and interest expense might increase.  We may also be required to sell securities or other assets to meet funding needs which would reduce revenues or potentially generate losses.

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

Our regulatory lending limit as of December 31, 2019 to any one customer or related group of customers was $71.7 million for unsecured loans and $119.5 million for secured loans.  Our lending limit is substantially smaller than that of many financial institutions with which we compete.  While we believe that our lending limit is sufficient for our targeted market of small to mid-size businesses within the four specialty lending operations upon which we focus as well as affinity group members, it may in the future affect our ability to attract or maintain customers or to compete with other financial institutions.  Moreover, to the extent that we incur losses and do not obtain additional capital, our lending limit, which depends upon the amount of our capital, will decrease.

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

We face fund transfer and payments-related reputational risks.

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

We are subject to extensive federal and state banking regulation and supervision, which has increased in the past several years as a result of stresses the financial system has undergone for an extended period of years.  The regulations are intended primarily to protect our depositors’ funds, the federal deposit insurance fund and the safety and soundness of the Bank, not our stockholders. Regulatory requirements affect lending practices, product offerings, capital structure, investment practices, dividend policy and growth.   Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of us and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Moreover, capital requirements may be modified based upon regulatory rules or by regulatory discretion at any time reflecting a variety of factors including deterioration in asset quality.  A failure by either the Bank or us to meet regulatory capital requirements will result in the imposition of limitations on our operations and could, if capital levels drop significantly, result in our being required to cease operations.  Regulatory capital requirements must also be satisfied such that mandated capital ratios are maintained as the Bank grows, or growth may be required to be curtailed.  Moreover, a failure by either the Bank or us to comply with regulatory requirements regarding lending practices, investment practices, customer relationships, anti-money laundering detection and prevention, and other operational practices (see "Business--Regulation Under Banking Law" and “Risk Factors- The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank”) could result in regulatory sanctions and possibly third-party liabilities.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or impair our ability to obtain deposits or make loans and, as a consequence, negatively impact our consolidated revenues and profitability.

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

Failure to maintain a satisfactory CRA rating may result in business restrictions.  The Bank operates its CRA program under an FDIC-approved CRA Strategic Plan.  The Bank operated an approved plan during the period of July 1, 2018 through December 31, 2019 and now operates under an approved plan for the period of January 1, 2020 through December 31, 2020.  On July 3, 2019, the Bank received its 2018 CRA Performance Evaluation which was completed on November 11, 2018.  The Bank was assigned a “Satisfactory” CRA rating.  The Bank continues to closely monitor its performance in alignment with its CRA Strategic Plan to meet the specified lending, service and investment requirements contained therein.  There can be no assurance that we will maintain a satisfactory rating, and if not maintained, the Bank would be subject to certain business restrictions as required by the Community Reinvestment Act and FDIC regulations.

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

The Dodd-Frank Act’s “Durbin Amendment,” which applies to all banks, required the Federal Reserve to adopt a rule establishing debit card interchange fee standards and limits and prohibiting network exclusivity and routing requirements.  The Dodd-

Frank Act exempts from the debit card interchange fee standards any issuing bank that, together with its affiliates, have assets of less than $10 billion.  Because of our asset size, we are exempt from the debit card interchange fee standards but may lose the exemption if it is amended or we, together with our subsidiaries, surpass $10 billion in assets.

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

It is difficult to predict at this time what specific impact many aspects of the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on regional banks. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 scaled back portions of the Dodd-Frank Act, and the current administration in the United States may ultimately roll back or modify certain of the regulations adopted since the financial crisis.  However, future changes in bank regulation are uncertain and could negatively impact our business and could increase our operating and compliance costs and obligations, which could reduce or eliminate our ability to generate profits.

The CFPB’s Final Prepaid Rule went into effect on April 1, 2019.  The Final Prepaid Rule represents a material change in the rules and regulations governing prepaid cards.  We rely on prepaid cards as the largest single component of our deposits and the largest single component of our non-interest income.  We cannot reasonably quantify the financial impact, if any, that implementation of the Final Prepaid Rule may have on the Bank’s business, financial condition, or results of operations.

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

Unclaimed funds from deposit accounts or represented by unused value on prepaid cards present compliance and other risks.

Unclaimed funds held in deposit accounts or represented by unused balances on prepaid cards may be subject to state escheatment laws where the Bank is the actual holder of the funds and when, after a period of time as set forth in applicable state law, the rightful owner of the funds cannot be readily located and/or identified. The Bank implements controls to comply with state unclaimed property laws and regulations, however these laws and regulations are often open to interpretation, particularly when being applied to unused balances on prepaid card products.  State regulators may choose to initiate collection or other litigation action against the Bank for unreported abandoned property, and such actions may seek to assess fines and penalties.

A prolonged U.S. government shutdown or default by the U.S. on government obligations could harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, could be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA.  Any such failure to maintain such U.S. government operations would impede our ability to originate SBA loans and our ability to sell such loans.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could harm the Company's business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. The nature and level of severe weather and/or natural disasters cannot be predicted and may be exacerbated by global climate change. Severe weather and natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, the United States remains a target for potential acts of war or terrorism. Such severe weather, natural disasters, acts of war or terrorism or other adverse external events could negatively impact our business operations or the stability of our deposit base, cause significant property damage, adversely impact the values of collateral securing our loans and/or interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, which could result in losses and increased provisions for credit losses. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

Pandemic events could have a material adverse effect on our operations and our financial condition.

The outbreak of disease on a national or global level, such as the spread of the COVID-19 coronavirus, could have a material adverse effect on commerce, which may, in turn impact our lines of business.  Such an event may also impact our ability to manage those portions of our business or operations which rely on vendors and suppliers from other countries or regions impacted by such a pandemic event.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. Substantially all of our commercial mortgages held for sale are indexed to LIBOR. Additionally, the interest rates of certain of our investment securities and our trust preferred securities are indexed to LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own.  We have historically depended on the Bank’s cash and liquidity, as well as dividends, to pay our operating expenses.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  The Bank is also subject to limitations under state law regarding the payment of dividends, including the requirement that dividends may be paid only out of net profits.  In addition to these explicit limitations, it is possible, depending upon the financial condition of the Bank and other factors, that federal and state regulatory agencies could take the position that payment of dividends by the Bank would constitute an unsafe or unsound banking practice and may therefore seek to prevent the Bank from paying such dividends.  Moreover, under the 2014 Consent Order Amendment, the Bank may not pay dividends without the approval of the FDIC.  See “Risk Factors-Risks Relating to Our Business-The entry into the Consent has imposed certain restrictions and requirements upon us and the Bank.”  Although we believe we have sufficient existing liquidity for our needs for the foreseeable future, there is risk that, if the amendment remains undischarged for a lengthy period and the Bank is unable to obtain FDIC approval for one or more dividends, we may not be able to service our obligations as they become due or to pay dividends on our common stock or preferred stock.  Even if, absent the amendment, the Bank has the capacity to pay dividends, it is not obligated to pay the dividends.  Its Board of Directors may determine, as it did in the past, to retain some or all of its earnings to support or increase its capital base.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive office and banking facility are located at 409 Silverside Road, Wilmington, Delaware.  We maintain business development offices in New York, New York, Chicago, Illinois, and Morrisville, North Carolina.  Leasing offices are located in Charlotte, North Carolina, Crofton, Maryland, Kent, Washington, Logan, Utah, Orlando, Florida, Raritan, New Jersey, and Warminster, Pennsylvania.  Prepaid and debit card offices and other executive offices are located in Minneapolis, Minnesota, and Sioux Falls, South Dakota.  The Philadelphia, Pennsylvania, Tampa, Florida and a portion of the New York properties are no longer occupied by the Company, and have been subleased to outside parties, which pay the majority of the rent.  Locations and certain additional information regarding our offices and other material properties at December 31, 2019 are listed below.  We own a property in Orlando, Florida which houses our leasing operations business, consisting of a stand-alone building of 8,850 square feet.

Location	Expiration	Square Feet	Monthly Rent
Bank Owned Property
Orlando, Florida	-	8,850	-
Leased Property
Charlotte, North Carolina	2021	2,345	$ 4,028
Chicago, Illinois	2020	6,864	10,987
Crofton, Maryland	2020	2,287	3,640
Kent, Washington	2021	1,700	2,576
Logan, Utah	2021	3,000	1,401
Minneapolis, Minnesota	2020	3,181	2,836
Morrisville, North Carolina	2024	3,590	5,535
New York, New York (1 property subleased)	2024 - 2025	11,701	32,120
Norristown, Pennsylvania	2024	7,180	10,500
Raritan, New Jersey	2020	2,145	3,687
Philadelphia, Pennsylvania (subleased)	2025	14,839	7,626
Sioux Falls, South Dakota	2022	38,611	54,674
Tampa, Florida (subleased)	2020	10,303	4,297
Warminster, Pennsylvania	2022	2,003	2,228
Wilmington, Delaware	2025	62,136	136,829

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

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.  On September 19, 2019, the Company agreed, without admitting or denying any of the SEC’s allegations, to resolve the investigation by consenting to the entry of an order by the SEC that: (1) the Company will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) the Company will pay a penalty of $1.4 million (the “Settlement Payment”) to the SEC.  The Company recognized a charge in its third fiscal quarter in the amount of the Settlement Payment.  As a result of the settlement certain costs to the Company related to the investigation will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

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

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.  The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and is defending itself.  The Bank and other defendants filed a motion to dismiss the action, but the motion was denied on February 7, 2020.  At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “TBBK.” As of February 20, 2020, there were 57,385,556 shares of common stock outstanding held of record by 5,414 shareholders.

We have not paid cash dividends on our common stock since our inception, and do not currently have plans to pay cash dividends on our common stock.  Our payment of dividends is subject to restrictions discussed in Item 1, “Business—Regulation under Banking Law,” and in Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders and a supervisory letter from the Federal Reserve, have imposed certain restrictions and requirements upon us and the Bank.”  Moreover, irrespective of such restrictions, it is our intent to retain earnings, if any, to increase our capital and fund the development and growth of our operations subject to regulatory restrictions. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant.  We expect that these factors would include our earnings, financial condition, cash requirements, regulatory capital levels and available investment opportunities.

Equity Compensation Plan Information
				Number of securities
	RSU's to be			remaining available for
	issued upon	Number of securities to be	Weighted-average	future issuance under
	vesting of	issued upon exercise of	exercise price of	equity compensation plans
	outstanding	outstanding options,	outstanding options,	(excluding securities
	grants	warrants and rights	warrants and rights	reflected in column (a))
		(a)	(b)	(c)
1999 Omnibus plan	-	221,000	$9.60	-
2005 Omnibus plan	-	174,000	$7.81	-
Stock option and equity plan of 2011	-	551,500	$8.60	-
Stock option and equity plan of 2013	107,485	300,000	$6.75	-
2018 Equity incentive plan	1,146,442	65,104	$8.57	284,143
Total	1,253,927	1,311,604	$8.24	284,143

* All plans have been authorized by shareholders.

Performance graph

The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Bank Stock Index.  The graph shows the value of $100 invested in our common stock and both indices on December 31, 2014 for a five-year period and the change in the value of our common stock compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
The Bancorp, Inc.	100.00	58.49	72.18	90.73	73.09	119.10
NASDAQ Bank Stock Index	100.00	106.62	143.97	149.02	122.34	148.32
NASDAQ Composite Stock Index	100.00	105.73	113.66	145.76	140.10	189.45

The following graph reflects stock performance since 2014, compared to the KBW bank index, which is an industry recognized peer group of regional and money center banks.

	As of
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
The Bancorp, Inc.	100.00	58.49	72.18	90.73	73.09	119.10
KBW Bank Index	100.00	98.41	123.61	149.30	115.53	152.65

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.  We derived the selected financial data from our consolidated financial statements for those periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K.  We have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to assets and liabilities reclassified as held-for-sale during these periods.  These reclassifications had no effect on our reported net income (loss).

You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to, our consolidated financial statements and the notes to those restated consolidated financial statements in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	As of and for the years ended
	December 31,
	2019	2018	2017	2016	2015
Income Statement Data:	(in thousands, except per share data)
Interest income	$ 179,569	$ 147,960	$ 122,020	$ 102,219	$ 83,530
Interest expense	38,281	27,111	15,340	12,253	13,599
Net interest income	141,288	120,849	106,680	89,966	69,931
Provision for loan and lease losses	4,400	3,585	2,920	3,360	2,100
Net interest income after provision for loan
and lease losses	136,888	117,264	103,760	86,606	67,831
Non-interest income	104,127	153,795	91,548	42,486	133,067
Non-interest expense	168,521	151,278	154,914	198,573	194,088
Income (loss) before income tax benefit	72,494	119,781	40,394	(69,481)	6,810
Income tax expense (benefit)	21,226	32,241	23,056	(12,664)	1,450
Net income (loss) from continuing operations	51,268	87,540	17,338	(56,817)	5,360
Net income (loss) discontinued operations net of tax	291	1,137	4,335	(39,675)	8,072
Net income (loss) available to common shareholders	$ 51,559	$ 88,677	$ 21,673	$ (96,492)	$ 13,432

Net income (loss) per share from continuing operations - basic	$ 0.90	$ 1.55	$ 0.31	$ (1.28)	$ 0.14
Net income (loss) per share from discontinued operations - basic	$ 0.01	$ 0.02	$ 0.08	$ (0.89)	$ 0.21
Net income (loss) per share - basic	$ 0.91	$ 1.57	$ 0.39	$ (2.17)	$ 0.35

Net income (loss) per share from continuing operations - diluted	$ 0.89	$ 1.53	$ 0.31	$ (1.28)	$ 0.14
Net income (loss) per share from discontinued operations - diluted	$ 0.01	$ 0.02	$ 0.08	$ (0.89)	$ 0.21
Net income (loss) per share - diluted	$ 0.90	$ 1.55	$ 0.39	$ (2.17)	$ 0.35

Balance Sheet Data:
Total assets	$ 5,656,963	$ 4,437,911	$ 4,708,147	$ 4,858,114	$ 4,765,823
Total loans, net of unearned costs	1,824,245	1,501,976	1,390,458	1,220,729	1,074,843
Allowance for loan and lease losses	10,238	8,653	7,096	6,332	4,400
Total cash and cash equivalents	944,472	554,302	908,935	999,059	1,155,162
Deposits	5,052,030	3,935,714	4,260,842	4,238,304	4,414,757
Shareholders' equity	484,497	406,776	324,149	298,963	320,001

Selected Ratios:
Return on average assets	1.09%	2.07%	nm	nm	0.29%
Return on average common equity	11.57%	24.26%	nm	nm	4.20%
Net interest margin	3.32%	3.19%	3.04%	2.74%	2.37%
Book value per common share	$ 8.52	$ 7.22	$ 5.81	$ 5.40	$ 8.47

Selected Capital and Asset Quality Ratios:
Equity/assets	8.56%	9.17%	6.88%	6.15%	6.71%
Tier I capital to average assets	9.63%	10.11%	7.90%	6.90%	7.17%
Tier 1 or common equity capital to total risk-weighted assets	19.04%	20.64%	16.73%	13.34%	14.67%
Total capital to total risk-weighted assets	19.45%	21.07%	17.09%	13.63%	14.88%
Allowance for loan and lease losses to total loans	0.56%	0.58%	0.51%	0.52%	0.41%

nm = not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 of this report.

Overview

In 2019, we recorded net income of $51.3 million and income before tax of $72.5 million in continuing operations compared to $87.5 million and $119.8 million, respectively, in 2018.  The decrease in income before tax of $47.3 million reflected a $65.0 million gain on sale of the Safe Harbor Individual Retirement Account (SHIRA) portfolio in 2018.  The decrease also reflected civil money penalties of $7.5 million to the FDIC and $1.4 million to the SEC in 2019.  After adjusting for the civil money penalties and gain on sale, income before tax of $81.4 million in 2019 was $26.6 million, or 48.6%, higher than the $54.8 million for 2018.  The $26.6 million increase reflected a $20.4 million, or 16.9%, increase in net interest income and a $15.3 million, or 17.3%  increase in non-interest income, excluding the SHIRA gain on sale.  These increases were partially offset with an $8.3 million, or 5.5%, increase in non-interest expense, excluding the civil money penalties.  The increase in net interest income primarily reflected the impact of higher balances of commercial real estate loans held for sale and other loan growth and higher loan yields resulting from Federal Reserve rate increases in 2018.  The impact of the prior year rate increases was partially offset by Federal Reserve rate decreases in the latter part of 2019.  In 2019 compared to 2018, the largest component of non-interest income, prepaid, debit and related fees increased $10.5 million, or 19.2%, to $65.1 million.  Gain on sale of loans increased $3.6 million, or 17.4%, to $24.1 million which resulted primarily from a higher volume of loans sold into securitizations in 2019.  Service fees on deposit accounts decreased $3.5 million, or 97.9%, to $75,000 as a result of the sale of the SHIRA portfolio.  As a result of the sale of the SHIRA portfolio, this income category will be substantially eliminated.  In 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while in 2019 there were no such charges.  That investment resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements. The aforementioned $8.3 million increase in non-interest expense, exclusive of the 2019 civil money penalties, resulted primarily from increases in salaries and benefits. Salaries and benefits increased $14.4 million, or 18.1%, to $94.3 million, reflecting higher incentive compensation for loan, deposit and fee production and higher IT and other infrastructure expense.  The increase in salaries and benefits was partially offset by decreases in legal, FDIC insurance, data processing and other expenses.

In 2014, we discontinued our Philadelphia commercial lending operations following our determination that those operations were inconsistent with our strategic focus on what we believe to be lower risk and more granular and national lines of business.  We currently focus our lending activities upon four specialty lending segments: SBLOC and IBLOC loans, SBA loans, vehicle fleet and equipment leasing, and the origination of loans for sale into commercial securitizations.  These loans are made nationally.  At year end 2019, our net discontinued assets amounted to $140.7 million compared to $197.8 million at year end 2018.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines. Additionally, at year end

2019 a balance of $39.2 million in investment in unconsolidated entity reflected the remaining balance of the investment in  discontinued loans and related assets sold into a securitization.

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

We determine our allowance for loan and lease losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses.  We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience.  We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio.  To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses.  Any such additional provisions for loan losses will be a direct charge to our earnings.  See “Allowance for Loan and Lease Losses.”

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

The 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submits to the FDIC and the Delaware State Bank Commissioner a report summarizing the completion of certain BSA-related corrective actions (“BSA Report”).  Until the BSA Report is approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.  The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019 and it is now under review by the regulators.

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

On May 11, 2015, the Federal Reserve issued a letter, or the Supervisory Letter, to us as a result of the 2014 Consent Order and the 2014 Consent Order Amendment (which, at the time of the Supervisory Letter, was in proposed form), which provides that we shall not pay any dividends on our common stock or make any interest payments on our trust preferred securities, without the prior written approval of the Federal Reserve.  It further provides that we may not incur any debt (excluding payables in the ordinary course of business) or redeem any shares of our stock, without the prior written approval of the Federal Reserve. The requirement for such approval was lifted by the Federal Reserve in the fourth quarter of 2019, and the Supervisory Letter was terminated at that time.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims, and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  The Bank completed its implementation of the CAP on January 15, 2020.  As of the completion date, $1,592,469.20 of restitution was paid to consumers of which $4,352.61 was paid by the Bank and the remaining amount by Third Parties.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanated from one of the Bank’s third-party payment processors (“Third-Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.

The 2018 Restitution Order required the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order required the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers were reimbursed by the Third-Party Processor at its own expense.    The civil money penalty was not subject to any indemnification or recovery from any third party.   On December 19, 2019, the FDIC concluded the Bank had fully complied with the 2018 Restitution Order and issued an order terminating the 2018 Restitution Order.

On December 18, 2019, the Bank’s Board of Directors, without admitting or denying any violations of law, regulation or the provisions of the 2014 Consent Order, executed a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty in the amount of $7.5 million based on supervisory findings during the period of 2013 to 2019 related principally to deficiencies in the Bank’s legacy Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Programs and alleged violations of law during the period, as well as the length of time the Bank has taken to fully implement the corrective actions required by the 2014 Consent Order. The Bank paid this amount, and it was recognized as an expense in the Company’s financial statements in the fourth quarter of 2019.

Results of Operations

Overview:  Net interest income continued its upward trend in 2019, increasing $20.4 million over the prior year, primarily as a result of  higher balances of commercial loans originated for sale.  Net interest income also benefited from increases in other loan categories.  From year end 2018 to year end 2019, SBLOC and IBLOC, SBA and leasing balances grew 30%, 22% and 10%, respectively.    Net interest income also reflected higher yields  resulting from the Federal Reserve’s 2018 interest rate increases, the impact of which was partially offset by Federal Reserve rate reductions in latter 2019.  While our loans generally adjust more fully to Federal Reserve interest rate changes, funding costs generally adjust to only a portion of such rate changes.  For 2019, funding costs were 22 basis points higher than 2018 compared to a 32 basis point increase in yield on interest earning assets.  Reflecting the above factors, net interest income increased by $20.4 million or 16.9% in 2019 compared to the prior year.  The provision for loan and lease losses increased $815,000 to $4.4 million in 2019 as decreases in provisions for small business loans and leasing were more than offset by a $1.0 million provision for other consumer loans.  Non-interest income in 2019 decreased by $49.7 million. That decrease reflected a $65.0 million gain on sale of the SHIRA portfolio in 2018 which was partially offset by an increase of $10.5 million in prepaid, debit card and related fees in 2019.

In 2019, total non-interest expense increased $17.2 million to $168.5 million, reflecting a $14.4 million increase in salaries and employee benefits and $8.9 million in civil money penalties which were partially offset by decreases of $2.5 million in legal fees, $1.8 million in FDIC insurance expense and $1.3 million in data processing expense.

In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year.  The lower 21% federal corporate tax rate was effective for 2018 and 2019.

In 2014, the Bank discontinued its regional Philadelphia commercial loan division to focus on its aforementioned national specialty lending lines of business.  At year end 2019, our net discontinued assets amounted to $140.7 million compared to $197.8 million at year end 2018.  Net commercial discontinued loans included in those totals were, respectively, $70.6  million and $118.1 million.  These loans consisted primarily of loans secured by commercial real estate including construction and land loans.  As these balances are reduced, either through sales or repayment, we plan to invest the proceeds into our continuing lending lines.  Efforts to sell or otherwise dispose of these loans continue and if not sold, the loans will be retained.  We also retain the financing receivable of $39.2 million from the 2014 Walnut Street securitization. See Note W to the financial statements.  That entity is also primarily comprised of discontinued commercial real estate loans, including construction and land loans or real estate collateral resulting from the default of such loans.

At December 31, 2019, our total loans amounted to $1.82 billion, an increase of $322.3 million, or 21.5%, over the $1.50 billion balance at December 31, 2018, reflecting growth in all major categories of loans.  Our investment securities available-for-sale increased $84.4 million to $1.32 billion from $1.24 billion between those respective dates as reinvestments were accelerated when long term rates increased.

Net Income: 2019 compared to 2018.  Net income from continuing operations was $51.3 million in 2019 compared to $87.5 million in 2018 while income before taxes was, respectively, $72.5 million and $119.8 million, a decrease of $47.3 million.  In 2019, net interest income grew by $20.4 million and non-interest income decreased $49.7 million.  The $20.4 million, or 16.9%, increase in 2019 net interest income over 2018 resulted primarily from higher balances of commercial loans originated for sale.  Net interest income also benefited from increases in other loan categories.  From year end 2018 to year end 2019, SBLOC and IBLOC, SBA and leasing balances grew 30%, 22% and 10%, respectively.    The $49.7 million decrease in non-interest income reflected a $65.0 million gain on sale of the SHIRA portfolio in 2018 and a $10.5 million increase in prepaid, debit card and related fees in 2019.

In 2019 compared to 2018, the primary drivers of fee income, prepaid, debit and related fees and fees on ACH, card and other payment processing fees, increased 17.8% to $74.5 million.  Gain on sale of loans increased $3.6 million to $24.1 million which resulted primarily from a higher volume of loans sold into securitizations in 2019. Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while we had no such charges in 2019.  That investment resulted from the sale of certain discontinued loans into a securitization in 2014.  See Note W to the financial statements.    In 2019, total non-interest expense increased $17.2 million to $168.5 million, reflecting a $14.4 increase in salaries and employee benefits and $8.9 million in civil money penalties which were partially offset by decreases of $2.5 million in legal fees, $1.8 million in FDIC expense and $1.3 million in data processing expense.  Salary and benefits expense increased by $14.4 million reflecting higher incentive compensation for loan, deposit and fee production and higher information technology and loan and payments infrastructure expense.  In 2019, non-interest expense included $8.9 million of expense for a $1.4 million SEC civil money penalty and a $7.5 million FDIC civil money penalty. FDIC insurance expense decreased $1.8 million in 2019, primarily as a result of a decrease in the insurance rate applicable to the Bank.

In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year.  The lower 21% federal corporate tax rate was effective for 2018 and 2019. The combined federal and state income tax rate was 29% in 2019. It was higher than the 27% rate in 2018 primarily as a result of the non-deductibility of $8.9 million of civil penalties in 2019.

Reflecting these changes, net income from continuing operations amounted to $51.3 million in 2019 compared to $87.5 million in 2018, or continuing operations earnings per diluted share of $0.89 compared to $1.53 in 2018.  Net income from discontinued operations was $291,000 for 2019 compared to $1.1 million for 2018.  Including discontinued operations, diluted income per share was $0.90 for 2019 compared to $1.55 for 2018 on net income of $51.6 million and $88.7 million, respectively.

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

In 2018 compared to 2017, the primary drivers of fee income, prepaid and debit card fees and fees on ACH, card and other payment processing fees, increased 6.0% to $63.3 million.  Gain on sale of loans increased $2.6 million to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2018.  Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while such charges in 2017 were $20,000. That investment resulted from the sale of certain discontinued loans into a securitization in 2014.  See Note W to the financial statements.    In 2018, total non-interest expense decreased $3.6 million to $151.3 million, reflecting a $4.0 million reduction in data processing expense resulting from a renegotiated contract and reduced transaction volume resulting from the planned exit of an affinity group which had changed ownership.  Salary and benefits expense increased by $4.0 million reflecting higher BSA and compliance expenses and higher incentive compensation expense.  In 2017, non-interest expense included $2.3 million of expense for an FDIC civil money penalty.  FDIC insurance expense decreased $1.3 million in 2018, primarily as a result of a decrease in the insurance rate applicable to the Bank.

In 2017, income tax expense was impacted by legislation reducing federal corporate income tax rates.  As a result, deferred tax assets were adjusted to the new rates, decreasing the value of those assets and increasing tax expense in that year. The lower 21% corporate tax rate was effective for 2018 and the combined federal and state income tax rate in 2018 was 27%.

Reflecting these changes, net income from continuing operations amounted to $87.5 million in 2018 compared to $17.3 million in 2017, or continuing operations income per diluted share of $1.53 compared to $0.31 in 2017.  Net income from discontinued operations was $1.1 million for 2018 compared to $4.3 million for 2017.  Including discontinued operations, diluted income per share was $1.55 for 2018 compared to $0.39 for 2017 on net income of $88.7 million and $21.7 million, respectively.

Net Interest Income: 2019 compared to 2018.  Our net interest income for 2019 increased to $141.3 million, an increase of $20.4 million, or 16.9%, from $120.8 million for 2018, reflecting a $31.6 million, or 21.4%, increase in interest income to $179.6 million from $148.0 million for 2018.    The increase in net interest income primarily reflected the impact of higher balances of commercial real estate loans held for sale and other loan growth  and higher loan yields resulting from Federal Reserve rate increases in 2018. The impact of the prior year rate increases was partially offset by Federal Reserve rate decreases in the latter part of 2019.   Our average loans and leases increased 24.9% to $2.42 billion in 2019 from $1.94 billion for 2018, while related interest income increased $31.8 million on a tax equivalent basis. The largest increases in average loans and leases and related interest income was in commercial loans originated for sale, which respectively increased $300.2 million and $17.6 million. Small business loan, SBLOC and IBLOC and leasing interest income respectively increased $6.3 million, $6.1 million and $2.4 million.  Our average investment securities were $1.41 billion for 2019 compared to $1.38 billion for 2018, while related interest income increased $245,000 on a tax equivalent basis.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2019 increased 13 basis points to 3.32% from 3.19% for 2018.  The increase reflected higher yields on variable rate loans resulting from the aforementioned Federal Reserve increases, partially offset by decreased yields on taxable investment securities. While the yield on loans increased to 5.25% from 4.92%, the yield on taxable investment securities decreased to 3.01% from 3.05%. The decrease reflected higher premium amortization resulting from prepayments. The average yield on our interest earning assets increased to 4.18% from 3.86% for 2018, an increase of 32 basis points, while the cost of total deposits and interest bearing liabilities increased to 0.92% for 2019 from 0.70% for 2018, an increase of 22 basis points. While variable rate loans and securities adjusted more fully to Federal Reserve rate changes, deposits adjusted only partially to the Federal Reserve changes.  In 2019, average demand and interest checking deposits amounted to $3.82 billion, compared to $3.50 billion in 2018, an increase of 9.1%.  The yield on those deposits increased to 0.80% in 2019 compared to 0.66% in 2018.  Savings and money market balances  averaged $37.7 million in 2019 compared to $362.3 million in 2018 with an average 0.48% rate in 2019 compared to 0.79% in 2018.  The decrease reflected the SHIRA sale.

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

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for 2018 increased 15 basis points to 3.19% from 3.04% for 2017.  The increase reflected higher yields on variable rate loans and securities resulting from the aforementioned Federal Reserve increases.  The average yield on our interest earning assets increased to 3.86% from 3.37% for 2017, an increase of 49 basis points, while the cost of total deposits and interest bearing liabilities increased to 0.70% for 2018 from 0.40% for 2017, an increase of 30 basis points. While variable rate loans adjusted more fully to Federal Reserve rate increases, deposits adjusted only partially to Federal Reserve rate increases.  In 2018, average demand and interest checking deposits amounted to $3.50 billion, compared to $3.37 billion in 2017, an increase of 3.8%.  The yield on those deposits increased to 0.66% in 2018 compared to 0.36% in 2017.  Savings and money market balances averaged $362.3 million in 2018 compared to $439.6 million in 2017 with an average 0.79% rate in 2018 compared to 0.51% in 2017.  The decrease reflected the SHIRA sale.

Average Daily Balance.  The following table presents the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

	Year ended December 31,
	2019			2018
	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of deferred fees and costs **	$ 2,402,686	$ 126,176	5.25%	$ 1,915,456	$ 94,232	4.92%
Leases - bank qualified*	14,968	1,177	7.86%	20,025	1,370	6.84%
Investment securities-taxable	1,406,247	42,286	3.01%	1,375,566	41,994	3.05%
Investment securities-nontaxable*	6,533	215	3.29%	8,631	262	3.04%
Interest earning deposits at Federal Reserve Bank	472,279	10,007	2.12%	460,577	8,737	1.90%
Federal funds sold and securities purchased under agreements to resell	-	-	-	59,157	1,708	2.89%
Net interest earning assets	4,302,713	179,861	4.18%	3,839,412	148,303	3.86%

Allowance for loan and lease losses	(9,696)			(7,528)
Assets held-for-sale from discontinued operations	169,986	6,710	3.95%	253,348	8,810	3.48%
Other assets	254,674			190,252
	$ 4,717,677			$ 4,275,484

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,817,176	$ 30,664	0.80%	$ 3,499,288	$ 23,068	0.66%
Savings and money market	37,671	181	0.48%	362,267	2,878	0.79%
Time	170,438	3,555	2.09%	-	-	-
Total deposits	4,025,285	34,400	0.85%	3,861,555	25,946	0.67%

Short-term borrowings	129,031	3,131	2.43%	20,346	451	2.22%
Repurchase agreements	90	-	0.00%	173	-	0.00%
Subordinated debt	13,401	750	5.60%	13,401	714	5.33%
Total deposits and interest bearing liabilities	4,167,807	38,281	0.92%	3,895,475	27,111	0.70%

Other liabilities	104,233			14,546
Total liabilities	4,272,040			3,910,021

Shareholders' equity	445,637			365,463
	$ 4,717,677			$ 4,275,484

Net interest income on tax equivalent basis *		$ 148,290			$ 130,002

Tax equivalent adjustment		292			343

Net interest income		$ 147,998			$ 129,659

Net interest margin *			3.32%			3.19%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2019 and 2018.
** Includes loans held for sale.

	Year ended December 31,
	2017
	Average		Average
	balance	Interest	rate
		(dollars in thousands)
Assets:
Interest earning assets:
Loans net of deferred fees and costs **	$ 1,763,392	$ 78,033	4.43%
Leases - bank qualified*	20,750	1,613	7.77%
Investment securities-taxable	1,284,941	36,121	2.81%
Investment securities-nontaxable*	14,094	470	3.33%
Interest earning deposits at Federal Reserve Bank	495,568	5,202	1.05%
Federal funds sold and securities purchased under agreements to resell	61,309	1,310	2.14%
Net interest earning assets	3,640,054	122,749	3.37%

Allowance for loan and lease losses	(6,865)
Assets held-for-sale from discontinued operations	310,058	12,655	4.08%
Other assets	221,096
	$ 4,164,343

Liabilities and Shareholders' Equity:
Deposits:
Demand and interest checking	$ 3,371,969	$ 12,155	0.36%
Savings and money market	439,625	2,263	0.51%
Total deposits	3,811,594	14,418	0.38%

Short-term borrowings	24,224	336	1.39%
Repurchase agreements	239	-	0.00%
Subordinated debentures	13,401	586	4.37%
Total deposits and interest bearing liabilities	3,849,458	15,340	0.40%

Other liabilities	3,329
Total liabilities	3,852,787

Shareholders' equity	311,556
	$ 4,164,343

Net interest income on tax equivalent basis *		$ 120,064

Tax equivalent adjustment		729

Net interest income		$ 119,335

Net interest margin *			3.04%

* Full taxable equivalent basis, using a 35% statutory Federal tax rate.
** Includes loans held for sale.

In 2019 compared to 2018, average interest earning assets increased to $4.30 billion, an increase of $463.3 million, or 12.1%, from 2018.  The increase reflected a $482.2 million, or 24.9%, increase in average loans and leases.  The increase resulted primarily from higher balances in loans originated for sale into securitizations,  SBLOC and IBLOC, SBA and leasing.  Average balances of investment securities increased $28.6 million, or 2.1%, as reinvestments were accelerated when long term rates increased.  Average demand and interest checking deposits increased $317.9 million, or 9.1%.  In 2018 compared to 2017, average interest earning assets increased to $3.84 billion, an increase of $199.4 million or 5.5% from 2017, reflecting higher loan balances including loans held for sale.  Average investment securities increased $85.2 million or 6.6%.  Average demand and interest checking deposits increased $127.3 million, or 3.8%.

Volume and Rate Analysis.  The following table sets forth the changes in net interest income attributable to either changes in volume (average balances) or to changes in average rates from 2017 through 2019 on a tax equivalent basis.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2019 versus 2018			2018 versus 2017
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Taxable loans net of unearned discount	$ 25,248	$ 6,696	$ 31,944	$ 7,057	$ 9,142	$ 16,199
Bank qualified tax free leases net of
unearned discount	(472)	279	(193)	(55)	(188)	(243)
Investment securities-taxable	894	(602)	292	2,646	3,227	5,873
Investment securities-nontaxable	(72)	25	(47)	(169)	(39)	(208)
Interest earning deposits	227	1,043	1,270	(339)	3,874	3,535
Federal funds sold	(854)	(854)	(1,708)	(44)	442	398
Assets held-for-sale from discontinued
operations	(3,564)	1,464	(2,100)	(2,125)	(1,720)	(3,845)
Total interest earning assets	21,407	8,051	29,458	6,971	14,738	21,709
Interest expense:
Demand and interest checking	$ 2,096	$ 5,500	$ 7,596	$ 459	$ 10,454	$ 10,913
Savings and money market	(1,872)	(825)	(2,697)	(295)	910	615
Time	3,555	-	3,555	-	-	-
Total deposit interest expense	3,779	4,675	8,454	164	11,364	11,528
Short-term borrowings	2,633	47	2,680	(42)	157	115
Subordinated debt	-	36	36	-	128	128
Total interest expense	6,412	4,758	11,170	122	11,649	11,771
Net interest income:	$ 14,995	$ 3,293	$ 18,288	$ 6,849	$ 3,089	$ 9,938
Provision for Loan and Lease Losses.  Our provision for loan and lease losses was $4.4 million for 2019, $3.6 million for 2018 and $2.9 million for 2017.  Provisions are based on our evaluation of the adequacy of our allowance for loan and lease losses, particularly in light of current economic conditions.  That evaluation reflected the impact of the levels of charge-offs.  The provision for loan and lease losses increased $815,000 over the prior year, to $4.4 million in 2019, as decreases in provisions for small business loans and leasing were more than offset by a $1.0 million provision for other consumer loans.  The $1.0 million provision resulted primarily from the loss on a home equity line of credit.  In September 2016, this product became inactive and is no longer being marketed to customers, and the current unimpaired portfolio balance is $2.8 million, consisting of 32 accounts averaging $88,000. The increase in the 2018 provision over 2017 reflected higher provisions for SBA non-real estate and leasing.  At December 31, 2019, our allowance for loan and lease losses amounted to $10.2 million, or 0.56%, of total loans.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for loan and lease losses and our loss experience see “—Financial Condition—Allowance for Loan and Lease Losses” and “—Summary of Loan and Lease Loss Experience,” below.

Non-Interest Income: 2019 compared to 2018.  Non-interest income was $104.1 million for 2019, compared to $153.8 million for 2018.  The $49.7 million decrease reflected a $65.0 million gain on the sale of the SHIRA portfolio in 2018.  In 2019 compared to 2018, the primary drivers of fee income, prepaid, debit and related fees and fees on ACH, card and other payment processing fees, increased $11.2 million, or 17.8%, to $74.5 million.  The majority of the growth resulted from prepaid, debit and related fees which increased $10.5 million, or 19.2%, to $65.1 million, primarily as a result of transaction volume increases from new clients and organic growth from existing clients.  ACH, card and other payment processing fees, which increased $723,000, or 8.4%, to $9.4 million reflected increases in payment volume, especially from the rapid funds transfer product.  That product allows customers to transfer funds from their bank account to their payee’s account in minutes.  Gain on sale of loans increased $3.6 million to $24.1 million, which resulted primarily from a higher volume of loans sold into securitizations in 2019 which more than offset the decrease in market spreads.  Any gain or loss is subject to market conditions.

Non-Interest Income: 2018 compared to 2017.  Non-interest income was $153.8 million for 2018, compared to $91.5 million for 2017.  The $62.2 million increase reflected a $65.0 million gain on the sale of the SHIRA portfolio and a $3.2 million reduction in service fees on deposit accounts related to that portfolio.  In 2018 compared to 2017, the primary drivers of fee income, prepaid and debit card fees and fees on ACH, card and other payment processing fees, increased $3.6 million, or 6.0%, to $63.3 million.  The majority of the growth resulted from card payment and ACH processing fees, which increased $2.3 million, or 37.0%, to $8.7 million reflecting increases in payment volume, especially from the rapid funds transfer product.  That product allows customers to transfer funds from their bank account to their payee’s account in minutes.  Prepaid and debit card fees increased $1.3 million, or 2.4%, to $54.6 million, primarily as a result of transaction volume increases from new clients and organic growth from existing clients.  Gain on sale of loans increased $2.6 million to $20.5 million which resulted primarily from a higher volume of loans sold into securitizations in 2018.  Additionally, in 2018, $3.7 million of charges resulted from the investment in unconsolidated entity while such charges in 2017 were $20,000.  The charges reflected continued clarification of market and credit loss related assumptions based on information from available sources including updated market information and projections of potential future loan losses based on new facts or circumstances.  See “Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings” for a description of the charge related to one of those loans.  The investment in unconsolidated entity resulted from the sale of certain discontinued loans into a securitization in 2014. See Note W to the financial statements.  The vast majority of the $3.6 million of service fees on deposit accounts in 2018 resulted from the IRA and health savings portfolios which have now been sold.

Non-Interest Expense: 2019 compared to 2018.  Total non-interest expense in 2019 was $168.5 million, an increase of $17.2 million, or 11.4%, over the $151.3 million in 2018.  Salary expense increased $14.4 million to $94.3 million in 2019, an increase of 18.1% over the $79.8 million in 2018.  The increase reflected higher incentive compensation for loan, deposit and fee production and higher information technology and loan and payments infrastructure expense.  Depreciation and amortization decreased $301,000 to $3.7 million, or 7.5%, from $4.0 million in 2018, which reflected reduced spending on fixed assets and equipment.  Rent and occupancy increased $1.2 million to $6.6 million, or 21.1%, from $5.5 million in 2018, which reflected newly leased space for the commercial real estate loan origination department.  Data processing expense decreased $1.3 million, or 20.9%, to $4.9 million from $6.2 million in 2018.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership and the SHIRA sale.  Printing and supplies expense decreased $269,000, or 29.7%, to $637,000 from $906,000 in 2018.  The decrease reflected a reduction for SHIRA accounts which were transferred in the third quarter of 2018, in connection with the related sale.  Audit expense decreased $217,000, or 10.8%, to $1.8 million from $2.0 million in 2018, which reflected decreased regulatory and tax compliance audit fees.  Legal expense decreased $2.5 million, or 32.2%, to $5.3 million from $7.8 million in 2018.  The decrease in legal expense reflected lower fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see “—Regulatory Actions”).  Amortization of intangible assets remained consistent at $1.5 million in 2019 and 2018.  FDIC insurance decreased $1.8 million, or 20.3%, to $7.0 million from $8.8 million in 2018, which reflected the impact of a decrease in the FDIC assessment rate.  Software expense decreased $573,000, or 4.3%, to $12.7 million from $13.3 million in 2018.  The decrease reflected reduced expenditures for technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements.  Insurance expense decreased $103,000, or 4.0%, to $2.5 million from $2.6 million in 2018.  Telecom and information technology network communications expense increased $120,000, or 8.7%, to $1.5 million from $1.4 million in 2018.  Securitization and servicing expense decreased $36,000, or 30.8%, to $81,000 from $117,000 in 2018.  Consulting expense remained consistent at $3.2 million in 2019 and 2018.  Other non-interest expense decreased $394,000, or 3.0%, to $12.9 million from $13.3 million in 2018.  The decrease resulted primarily from decreases of $317,000 in credit bureau expense, $280,000 for prepaid and debit deposit account losses, $163,000 for customer identification expense and $100,000 for postage.  These decreases were partially offset by a $748,000 increase in travel.

Non-Interest Expense: 2018 compared to 2017.  Total non-interest expense in 2018 was $151.3 million, a decrease of $3.6 million, or 2.3%, over the $154.9 million in 2017.  Salary expense increased $4.0 million to $79.8 million in 2018, an increase of 5.3% over the $75.8 million in 2017. The increase reflected increases in BSA and compliance expenses and higher incentive compensation expense.  Depreciation and amortization decreased $455,000 to $4.0 million, or 10.2%, from $4.5 million in 2017, which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $206,000 to $5.5 million, or 3.6%, from $5.7 million in 2017. Data processing expense decreased $4.0 million, or 39.1%, to $6.2 million from $10.2 million in 2017.  The decrease reflected the impact of a renegotiated data processing contract and lower account and transaction volume as a result of the planned exit of an affinity program which had changed ownership.  Printing and supplies expense decreased $448,000, or 33.1%, to $906,000 from $1.4 million in 2017. The decrease reflected a reduction for health savings accounts which were sold in the second quarter of 2017 and safe harbor accounts which were transferred in the third quarter of 2018.  Audit expense increased $320,000, or 19.0%, to $2.0 million from $1.7 million in 2017, which reflected increased regulatory and tax compliance audit fees.  Legal expense decreased $227,000, or 2.8%, to $7.8 million from $8.1 million in 2017.  The decrease in legal expense reflected lower fees related to regulatory matters including fees associated with an SEC subpoena related to the restatement of the financial statements (see “—Regulatory Actions”).  Amortization of intangible assets remained consistent at $1.5 million in 2018 and 2017.  FDIC insurance decreased $1.3 million, or 12.7%, to $8.8 million from $10.1 million in 2017, which reflected the impact of a decrease in the FDIC assessment rate.  Software expense increased $707,000, or 5.6%, to $13.3 million from $12.6 million in 2017.  The increase reflected additional information technology infrastructure to improve efficiency and scalability, including BSA software to satisfy BSA regulatory requirements.  Insurance expense increased $245,000, or 10.5%, to $2.6 million from $2.3 million in 2017.  The increase reflected the impact of increased limits for liability coverages.  Telecom and information technology network communications expense decreased $420,000, or 23.4%, to $1.4 million from $1.8 million in 2017, reflecting cost cutting efforts including the closure of certain locations.  Securitization and servicing expense decreased $53,000, or 31.2%, to $117,000 from $170,000 in 2017.  Consulting expense increased $1.0 million, or 45.4%, to $3.2 million from $2.2 million in 2017.  The increased expense reflected increased BSA and other regulatory compliance consulting.  Other non-interest expense decreased $199,000, or 1.5%, to $13.3 million from $13.5 million in 2017.  The decrease resulted primarily from decreases of $365,000 for operations losses and recoveries, $314,000 for prepaid and debit deposit account losses, $228,000 for correspondent bank fees and $161,000 for customer identification expense.  These decreases were partially offset by a $573,000 increase in travel.

Income Tax Benefit and Expense

Income tax expense for continuing operations was $21.2 million, $32.2 million and $23.1 million, respectively, for 2019, 2018 and 2017.  The tax expense rate of 29.3% in 2019 was higher than the 26.9% rate in the prior year, primarily as the result of the non-deductibility of $8.9 million of civil money penalties.  The difference between those rates and the federal statutory rate of 21% consisted primarily of state income taxes. The 57.1% tax expense rate in 2017 primarily reflected an adjustment through tax expense for the difference between the prior 34% and 21% tax rate which was effective for 2018, applied to total net deferred tax assets.  Tax expense in 2017 was increased by that 13% differential to recognize the decrease in future value of those deferred tax assets.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in our interest bearing account at the Federal Reserve. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $472.3 million for 2019, compared to $460.6 million for 2018.

Our primary source of funding has been deposits.  The sale of the SHIRA portfolio was the primary factor in the $324.6 million reduction of average savings and money market balances in 2019 compared to 2018. That reduction was partially offset by growth in prepaid and debit card and other payments deposit accounts.  That growth was reflected in a $317.9 million increase in average demand and interest checking balances. Additionally, $170.4 million of average time deposits were newly utilized in 2019 to fund increased commercial real estate originations held for sale. As a result, average deposits amounted to $4.03 billion in 2019 compared to $3.86 billion in 2018. Overnight borrowings were also used to fund such increased originations, and average borrowings  increased to $129.0 million in 2019 from $20.3 million in 2018.

Our primary source of liquidity is available for sale securities which amounted to $1.32 billion at December 31, 2019 compared to $1.24 billion at December 31, 2018.  In excess of $800 million of our available-for-sale securities are U.S. government agency securities which are highly liquid and which may be pledged as collateral for our Federal Home Loan Bank line of credit.

Loan repayments, also a source of funds, were exceeded by new loan disbursements during 2019.  As a result, at December 31, 2019 outstanding loans amounted to $1.82 billion, compared to $1.50 billion at the prior year end, an increase of $322.3 million, which was generally funded by deposits.  Commercial loans held-for-sale increased to $1.18 billion from $688.5 million between those respective dates, an increase of $492.1 million.  The increase reflected increases in originations.  In 2018 and 2019, the Company sold significant amounts of commercial loans held-for-sale and plans to continue that practice in 2020.

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

We focus on customer service which we believe has resulted in a history of customer loyalty.  Stability, lower cost compared to certain other funding sources and customer loyalty comprise key characteristics of core deposits which we believe are comparable to core deposits of peers with branch systems.  Certain components of our deposits do experience seasonality, creating greater excess liquidity at certain times in 2019.  The largest deposit inflows occur in the first quarter of the year when certain of our accounts are credited with tax refund payments from the U.S. Treasury.

While consumer transaction accounts including prepaid and debit card accounts comprise the majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank, or the FHLB, and the Federal Reserve.  As of December 31, 2019, we had lines of credit exceeding $250 million with the FHLB and $1.0 billion with the Federal Reserve.  The FHLB line can be increased to more than $800 million, by pledging U.S. agency securities.  These lines may be collateralized by specified types of loans or securities.  As of December 31, 2019, we had no amounts outstanding on these borrowing lines.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources on a daily basis.

As a result of the discontinuance of our commercial loan operations, we have received and expect to continue to receive during 2020, cash proceeds from the sale or repayment of discontinued assets.  We currently anticipate that these proceeds will be deployed into loans in our continuing operations.  Approximately $140.7 million of discontinued assets remained on our balance sheet as of December 31, 2019 (compared to $197.8 million at the prior year end), consisting primarily of loans secured by commercial real estate.  If not sold, these loans will be retained until repaid.  We also retain the financing receivable from the 2014 Walnut Street securitization for a portion of the discontinued commercial loans.  At December 31, 2019, the balance of that receivable was $39.2 million, compared to $59.3 million at the prior year end.

Included in our cash and cash-equivalents at December 31, 2019, were $924.5 million of interest earning deposits, which primarily consisted of deposits with the Federal Reserve.  These amounts may vary on a daily basis.  Accordingly, the majority of our available liquidity is comprised of the aforementioned available-for-sale securities and lines of credit with the FHLB and Federal Reserve.

In 2019, $173.9 million of securities sales and repayments exceeded purchases of $157.5 million.  In 2018, $213.2 million of securities sales and repayments exceeded purchases of $134.8 million.  In 2017, $569.7 million of securities sales and repayments were comparable to purchases of $579.9 million.  At December 31, 2019, we had outstanding commitments to fund loans, including unused lines of credit, of $2.34 billion, the vast majority of which are SBLOC lines of credit which are variable rate.  We attempt to increase such line usage; however, usage has been historically consistent and the majority of these lines of credit have historically not been drawn upon.   As shown in the consolidated statements of cash flows, cash required to fund loans was $326.0 million in 2019, $115.1 million in 2018 and $172.9 million in 2017.

As a holding company conducting substantially all of our business through our bank subsidiary, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities.  As of December 31, 2019, we had approximate cash reserves of $13.3 million at the holding company.  Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $180,000 based on a floating rate of 3.25% over the three-month London Interbank Offered Rate, or LIBOR.  A Supervisory Letter from the  Federal Reserve, requiring its approval for any dividend from us, was lifted in 2019.  FDIC approval is required for any dividend from the Bank to us, which, apart from the $13.3 million of cash on hand, is our principal source of liquidity.  See Item 1, “Business—Regulation under Banking Law,” and Item 1A, “Risk Factors-Risks Relating to Our Business-The entry into the Consent Orders has imposed certain restrictions and requirements upon us and the Bank.”

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

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.0%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity to risk-weighted assets of 6.50% to be considered “well capitalized”.  The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At December 31, 2019, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk-
	assets ratio	assets ratio	assets ratio	weighted assets

As of December 31, 2019
The Bancorp, Inc.	9.63%	19.04%	19.45%	19.04%
The Bancorp Bank	9.46%	18.71%	19.11%	18.71%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2018
The Bancorp, Inc.	10.11%	20.64%	21.07%	20.64%
The Bancorp Bank	9.70%	20.18%	20.61%	20.18%
"Well capitalized" institution (under FDIC regulations)	5.00%	8.00%	10.00%	6.50%

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

As a financial institution, potential interest rate volatility is a primary component of our market risk.  Fluctuations in interest rates will ultimately impact the level of our earnings and the market value of all of our interest earning assets, other than those with short-term maturities.  We do not own any trading assets. We used hedging transactions only for fixed rate commercial loans originated for sale into secondary securities markets. We have discontinued making fixed rate loans requiring hedging transactions.

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at December 31, 2019.  Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  Loans currently at their interest rate floors are classified at their maturity date, though they are tied to variable interest rates.  The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loan and security balances, which adjust more fully to market rate changes, are based upon actual balances. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may, in fact, reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 1,021,433	$ 25,958	$ 36,539	$ 7,629	$ 88,987
Loans net of deferred loan costs	1,284,814	77,341	257,084	187,035	17,971
Investment securities	639,735	101,818	127,190	252,548	283,788
Interest earning deposits	924,544	-	-	-	-
Total interest earning assets	3,870,526	205,117	420,813	447,212	390,746

Interest bearing liabilities:
Demand and interest checking	2,865,899	62,358	62,358	-	-
Savings and money market	43,572	87,146	43,572	-	-
Time deposits	475,000	-	-	-	-
Securities sold under agreements to repurchase	82	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	3,397,954	149,504	105,930	-	-
Gap	$ 472,572	$ 55,613	$ 314,883	$ 447,212	$ 390,746
Cumulative gap	$ 472,572	$ 528,185	$ 843,068	$ 1,290,280	$ 1,681,026
Gap to assets ratio	8%	*	6%	8%	7%
Cumulative gap to assets ratio	8%	9%	15%	23%	30%

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

We believe that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from presumed behavior of various deposit and loan categories.  The following table shows the effects of interest rate shocks on our MVPE and net interest income.  Rate shocks assume that current interest rates change immediately and sustain parallel shifts.  For interest rate increases or decreases of 100 and 200 basis points, our policy includes a guideline that our MVPE ratio should not decrease more than 10% and 15%, respectively, and that net interest income should not decrease more than 10% and 15%, respectively.  As illustrated in the following table, we complied with our asset/liability policy at December 31, 2019.  While our modeling suggests an increase in market rates will have a positive impact on margin (as shown in the table below), the amount of such increase cannot be determined, and there can be no assurance any increase will be realized.

	Net portfolio value at
	December 31, 2019		Net interest income
		Percentage		Percentage
Rate scenario	Amount	change	Amount	change
	(dollars in thousands)

+200 basis points	$ 676,188	2.18%	$ 172,557	11.54%
+100 basis points	670,847	1.38%	164,432	6.29%
Flat rate	661,733	0.00%	154,698	0.00%
-100 basis points	644,254	-2.64%	145,463	-5.97%
-200 basis points	578,841	-12.53%	136,020	12.07%

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

We do not use derivatives except for swaps outstanding for fixed rate loans which were originated for sale.  The swaps hedge interest rate risk between the time the loans are disbursed and sold.

Historically, we have used variable rate loans as the principal means of limiting interest rate risk.  The Bank’s SBLOC, IBLOC and SBA loans are primarily variable rate as are the vast majority of commercial loans generated for sale.  We continue to evaluate market conditions and may change our current gap strategy in response to changes in those conditions.

Financial Condition

General.  Our total assets at December 31, 2019 were $5.66 billion, of which our total loans and commercial loans held-for-sale from continuing operations were $3.00 billion and our assets held-for-sale from discontinued operations were $140.7 million, $115.9 million of which were loans.  At December 31, 2018, our total assets were $4.44 billion, of which our total loans and loans held-for-sale from continuing operations were $2.19 billion and our assets held-for-sale from discontinued operations were $197.8 million, $170.7 million of which were loans.  Investment securities available-for-sale increased to $1.32 billion at December 31, 2019 from $1.24 billion at December 31, 2018.  The increase in total assets at December 31, 2019 reflected increased originations of commercial loans held for sale and loan growth.

Interest Earning Deposits and Federal Funds Sold.  At December 31, 2019, we had a total of $924.5 million of interest earning deposits, comprised primarily of balances at the Federal Reserve, which pays interest on such balances. At December 31, 2018, we had $551.9 million of such balances. The increase reflected higher deposit balances, including $475.0 million of short term certificates of deposit used to fund increased commercial mortgage loan origination which are held for sale.

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

For detailed information on the composition and maturity distribution of our investment portfolio, see Note D to the Consolidated Financial Statements.  Total investment securities increased to $1.41 billion on December 31, 2019, an increase of $84.3 million, or 6.4%, from a year earlier.  The increase in investment securities reflected the acceleration of purchases when long term rates increased.

Other securities included in the held-to-maturity classification at December 31, 2019 consisted of three securities secured by diversified portfolios of corporate securities and one single-issuer trust preferred security.

The trust preferred security is an unrated security issued by an insurance company with a book value of $9.2 million and a fair value of $7.2 million.

A total of $75.2 million of other debt securities is comprised of three securities secured by diversified portfolios of corporate securities, and have a fair value of $75.9 million.

Under the accounting guidance related to the recognition of other-than-temporary impairment charges on debt securities, an impairment on a debt security is deemed to be other-than-temporary if it meets either of the following conditions: i) we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, or ii) we do not expect to recover the entire amortized cost basis of the security.  If we intend to sell or it is more likely than not we will be required to sell the security before a recovery in value, a charge is recorded in net realized losses in the consolidated statement of operations equal to the difference between the fair value and amortized cost basis of the security.  For those other-than-temporarily impaired debt securities which do not meet the first condition and for which we do not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized losses in the consolidated statement of operations, and the remaining impairment, which is recorded in other comprehensive income.  Generally, a security’s credit impairment is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield prior to impairment.  The previous amortized cost basis, less the impairment recognized in net realized losses on the consolidated income statement, becomes the security’s new cost basis.  We recognized no other-than-temporary impairment charges related to trust preferred securities classified in our held-to-maturity portfolio for 2019, 2018 and 2017.

The following table presents the book value and the approximate fair value for each major category of our investment securities portfolio.  At December 31, 2019 and 2018, our investments were categorized as either available-for-sale or held-to-maturity (in thousands).

	Available-for-sale		Held-to-maturity
	December 31, 2019		December 31, 2019
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 52,415	$ 52,910	$ -	$ -
Asset-backed securities	244,751	244,349	-	-
Tax-exempt obligations of states and political subdivisions	5,174	5,318	-	-
Taxable obligations of states and political subdivisions	58,258	60,250	-	-
Residential mortgage-backed securities	335,068	336,596	-	-
Collateralized mortgage obligation securities	221,109	222,727	-	-
Commercial mortgage-backed securities	394,852	398,542	-	-
Corporate debt securities	-	-	84,387	83,002
	$ 1,311,627	$ 1,320,692	$ 84,387	$ 83,002

	Available-for-sale		Held-to-maturity
	December 31, 2018		December 31, 2018
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
U.S. Government agency securities	$ 54,095	$ 53,362	$ -	$ -
Asset-backed securities	189,850	188,602	-	-
Tax-exempt obligations of states and political subdivisions	7,546	7,551	-	-
Taxable obligations of states and political subdivisions	60,152	60,435	-	-
Residential mortgage-backed securities	377,199	369,741	-	-
Collateralized mortgage obligation securities	265,914	262,207	-	-
Commercial mortgage-backed securities	300,143	294,426	-	-
Corporate debt securities	-	-	84,432	83,391
	$ 1,254,899	$ 1,236,324	$ 84,432	$ 83,391

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $5.3 million at December 31, 2019 and $1.1 million at December 31, 2018.  Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership. The increase resulted from an increase in FHLB stock, required to permit increased overnight borrowings.

At December 31, 2019 and 2018, investment securities with a fair value of approximately $262.0 million and $116.0 million, respectively, were pledged to secure a line of credit with the FHLB.  At December 31, 2019 and 2018, investment securities with a fair value of approximately $0 and $169.5 million, respectively, were pledged to secure a line of credit with the Federal Reserve.

The following tables show the contractual maturity distribution and the weighted average yields of our investment securities portfolio as of December 31, 2019 (in thousands):

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Available-for-sale	year	yield	years	yield	years	yield	years	yield	Total
U.S. Government agency securities	$ -	-	$ 202	3.33%	$ 33,771	2.68%	$ 18,937	2.78%	$ 52,910
Asset-backed securities *	-	-	8,916	2.98%	24,278	3.34%	211,155	3.31%	244,349
Tax-exempt obligations of states and political subdivisions **	1,135	1.40%	2,222	2.82%	1,961	2.65%	-	-	5,318
Taxable obligations of states and political subdivisions	2,516	2.70%	18,056	3.16%	33,662	3.58%	6,016	5.90%	60,250
Residential mortgage-backed securities	3,205	2.21%	8,160	2.53%	81,857	2.51%	243,374	2.51%	336,596
Collateralized mortgage obligation securities	-	-	-	-	13,075	2.31%	209,652	2.50%	222,727
Commercial mortgage-backed securities	-	-	47,690	2.64%	50,901	2.51%	299,951	3.34%	398,542
Total	$ 6,856		$ 85,246		$ 239,505		$ 989,085		$ 1,320,692
Weighted average yield		2.26%		2.78%		2.76%		2.95%

* The average yield of asset backed securities is as follows: collateralized loan obligation securities 3.31%, federally insured student loan securities 3.24%.

** If adjusted to their taxable equivalents, yields would approximate 1.77%, 3.56% and 3.35% for zero to one year, one to five years and five to ten years, respectively, at a Federal tax rate of 21%.

			After		After
	Zero		one to		five to		Over
	to one	Average	five	Average	ten	Average	ten	Average
Held-to-maturity	year	yield	years	yield	years	yield	years	yield	Total
Other debt securities	$ -	-	$ -	-	$ -	-	$ 84,387	4.81%	$ 84,387
Total	$ -		$ -		$ -		$ 84,387		$ 84,387
Weighted average yield				-				4.81%

Loans Held-for-Sale.  Loans held-for-sale are comprised of commercial mortgage loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial mortgage loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information. The analysis is performed on an individual loan basis for commercial mortgage loans and a pooled basis for SBA loans.  Commercial loans held-for-sale increased to $1.18 billion at December 31, 2019 from $688.5 million at December 31, 2018.  The increase resulted from an increase in the volume of commercial real estate loans originated for future sale or securitization.

Loan Portfolio. We have developed a detailed credit policy for our lending activities and utilize loan committees to oversee the lending function.  SBLOC, IBLOC and other consumer loans, SBL, Leases and CMBS each have their own loan committee.  The Chief Executive Officer and Chief Credit Officer serve on all loan committees.  Each committee also includes lenders from that particular type of specialty lending.  The Chief Credit Officer is responsible for both regulatory compliance and adherence to our internal credit policy.  Key committee members have lengthy experience and certain of them have had similar positions at substantially larger institutions.

We originate substantially all of our portfolio loans, although from time to time we purchase lease pools.  If a proposed loan should exceed our lending limit, we would sell a participation in the loan to another financial institution.  The following table summarizes our loan portfolio, not including loans held-for-sale, by loan category for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015

SBL non-real estate	$ 84,579	$ 76,340	$ 70,379	$ 73,488	$ 67,398
SBL commercial mortgage	218,110	165,406	142,086	126,159	114,029
SBL construction	45,310	21,636	16,740	8,826	6,977
Small business loans *	347,999	263,382	229,205	208,473	188,404
Direct lease financing	434,460	394,770	375,890	343,941	228,280
SBLOC / IBLOC	1,024,420	785,303	730,462	630,400	575,948
Other specialty lending	3,055	31,836	30,720	11,073	48,315
Other consumer loans	4,554	16,302	14,133	17,374	23,180
	1,814,488	1,491,593	1,380,410	1,211,261	1,064,127
Unamortized loan fees and costs	9,757	10,383	10,048	9,468	10,716
Total loans, net of unamortized loan fees and costs	$ 1,824,245	$ 1,501,976	$ 1,390,458	$ 1,220,729	$ 1,074,843

*SBL loans consist primarily of SBA loans. SBL loans held for sale consist of the U.S. government guaranteed portion of SBA loans.  The following table shows SBL loans and SBL loans held-for-sale for the periods indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015

SBL loans, including unamortized fees and costs of $4,215 and $7,478 for December 31, 2019 and December 31, 2018, respectively	$ 352,214	$ 270,860	$ 236,724	$ 215,786	$ 197,966
SBL loans included in held-for-sale	220,358	199,977	165,177	154,016	109,174
Total small business loans	$572,572	$ 470,837	$ 401,901	$ 369,802	$ 307,140

The following table presents selected loan categories by maturity for the periods indicated (in thousands):

	December 31, 2019
	Within	One to five	After
	one year	years	five years	Total
	(in thousands)
SBL non-real estate	$ 233	$ 26,821	$ 57,525	$ 84,579
SBL commercial mortgage	9,755	7,604	200,751	218,110
SBL construction	4,742	140	40,428	45,310
	$ 14,730	$ 34,565	$ 298,704	$ 347,999

Loans at fixed rates		$ 4,382	$ 16,002	$ 20,384
Loans at variable rates		30,183	282,702	216,058
Total		$ 34,565	$ 298,704	$ 333,269

Allowance for Loan and Lease Losses.  We review the adequacy of our allowance for loan and lease losses on at least a quarterly basis to determine a provision for loan losses in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of inherent losses.  Our estimates of loan and lease losses are intended to, and, in management’s opinion, do meet the criteria for accrual of loss contingencies in accordance with ASC 450, Contingencies and ASC 310, Receivables.  The process of evaluating this adequacy has two basic elements: first, the identification of problem loans or leases based on current financial information and the fair value of the underlying collateral; and second, a methodology for estimating general loss reserves.  For loans or leases classified as “special mention” or “substandard”, we reserve all estimated losses at the time we classify the loan or lease.  This “specific” portion of the allowance is the total of potential, although unconfirmed, losses for individually classified loans.  In this process, we establish specific reserves based on an analysis of the most probable sources of repayment and liquidation of collateral.  While each impaired loan is individually evaluated, not every loan requires a reserve when the collateral value and estimated cash flows exceed the current balance. When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan.  At December 31, 2019, there were eleven troubled debt restructured loans with a balance of $2.1 million which had specific reserves of $1.0 million. These reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

The second phase of our analysis represents an allocation of the allowance.  This methodology analyzes pools of loans that have similar characteristics and applies historical loss experience and other factors for each pool including management’s experience with similar loan and lease portfolios at other institutions, the historic loss experience of our peers and a review of statistical information from various industry reports to determine the allocable portion of the allowance.  This estimate is intended to represent the potential and inherent losses within the portfolio.  Individual loan pools are created for major loan categories: SBLOC and IBLOC, SBA loans, direct lease financing and other specialty lending and consumer loans.  We augment historical experience for each loan pool by accounting for such items as current economic conditions, current loan portfolio performance, loan policy or management changes, loan concentrations, increases in our lending limit, average loan size and other factors as appropriate.  Our chief credit officer oversees the loan review department, which measures the adequacy of the allowance for loan and lease losses independently of loan production officers. A description of loan review coverage targets is as follows.

At December 31, 2019, in excess of 50% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2019 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2019, approximately 55% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2019 was 40%, with the largest 25% of IBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2019, approximately 57% of the IBLOC portfolio had been reviewed.

 SBA Loans – The targeted review or rated threshold for 2019 was 100%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of all loans exceeding $1.0 million and any classified loans.  At December 31, 2019, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Direct Lease Financing – The targeted review threshold for 2019 was 35%.  At December 31, 2019, approximately 54% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.0 million are reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2019 was 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2019, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2019, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2019, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2019 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2019, approximately 85% of the HELOC portfolio had been reviewed.

The following table presents delinquencies by type of loan for December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

	December 31, 2018
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBL commercial mortgage	-	-	-	458	458	164,948	165,406
SBL construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

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

The following table presents an allocation of the allowance for loan and lease losses among the types of loans or leases in our portfolio at December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017

		% Loan		% Loan		% Loan
		type to		type to		type to
	Allowance	total loans	Allowance	total loans	Allowance	total loans
SBL non-real estate	$ 4,985	4.66%	$ 4,636	5.11%	$ 3,145	5.15%
SBL commercial mortgage	1,472	12.02%	941	11.07%	1,120	10.27%
SBL construction	432	2.50%	250	1.45%	136	1.21%
Direct lease financing	2,426	23.94%	2,025	26.60%	1,495	27.33%
SBLOC / IBLOC	553	56.46%	393	52.55%	365	52.80%
Other specialty lending	12	0.17%	60	2.13%	57	2.22%
Consumer loans	40	0.25%	108	1.09%	581	1.02%
Unallocated	318	-	240	-	197	-
	$ 10,238	100.00%	$ 8,653	100.00%	$ 7,096	100.00%

	December 31, 2016		December 31, 2015

		% Loan		% Loan
		type to		type to
	Allowance	total loans	Allowance	total loans
SBL non-real estate	$ 1,976	6.14%	$ 844	6.44%
SBL commercial mortgage	737	10.38%	408	10.67%
SBL construction	76	0.73%	48	0.65%
Direct lease financing	1,994	28.53%	1,022	21.66%
SBLOC	315	51.88%	762	53.88%
Other specialty lending	32	0.91%	199	4.52%
Consumer loans	975	1.43%	936	2.18%
Unallocated	227	-	181	-
	$ 6,332	100.00%	$ 4,400	100.00%

Summary of Loan and Lease Loss Experience.  The following tables summarize our credit loss experience for each of the periods indicated (in thousands):

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(1,362)	-	-	(528)	-	-	(1,103)	-	(2,993)
Recoveries	125	-	-	51			2	-	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238

Ending balance: Individually evaluated for impairment	$ 2,961	$ 136	$ 36	$ -	$ -	$ -	$ 9	$ -	$ 3,142

Ending balance: Collectively evaluated for impairment	$ 2,024	$ 1,336	$ 396	$ 2,426	$ 553	$ 12	$ 31	$ 318	$ 7,096

Loans:
Ending balance	$ 84,579	$ 218,110	$ 45,310	$ 434,460	$ 1,024,420	$ 3,055	$ 4,554	$ 9,757	$ 1,824,245

Ending balance: Individually evaluated for impairment	$ 4,139	$ 1,047	$ 711	$ 286	$ -	$ -	$ 610	$ -	$ 6,793

Ending balance: Collectively evaluated for impairment	$ 80,440	$ 217,063	$ 44,599	$ 434,174	$ 1,024,420	$ 3,055	$ 3,944	$ 9,757	$ 1,817,452

December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2018	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64			1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 394,770	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,501,976

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 393,899	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,495,190

December 31, 2017
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2017	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332
Charge-offs	(1,171)	-	-	(927)	-	-	(109)	-	(2,207)
Recoveries	19	-	-	8			24	-	51
Provision (credit)	2,321	383	60	420	50	25	(309)	(30)	2,920
Ending balance	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096

Ending balance: Individually evaluated for impairment	$ 1,689	$ 225	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,914

Ending balance: Collectively evaluated for impairment	$ 1,456	$ 895	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 5,182

Loans:
Ending balance	$ 70,379	$ 142,086	$ 16,740	$ 375,890	$ 730,462	$ 30,720	$ 14,133	$ 10,048	$ 1,390,458

Ending balance: Individually evaluated for impairment	$ 2,858	$ 693	$ -	$ 229	$ -	$ -	$ 1,695	$ -	$ 5,475

Ending balance: Collectively evaluated for impairment	$ 67,521	$ 141,393	$ 16,740	$ 375,661	$ 730,462	$ 30,720	$ 12,438	$ 10,048	$ 1,384,983

December 31, 2016
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2016	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400
Charge-offs	(128)	-	-	(119)	-	-	(1,211)	-	(1,458)
Recoveries	1	-	-	17	-	-	12	-	30
Provision (credit)	1,259	329	28	1,074	(447)	(167)	1,238	46	3,360
Ending balance	$ 1,976	$ 737	$ 76	$ 1,994	$ 315	$ 32	$ 975	$ 227	$ 6,332

Ending balance: Individually evaluated for impairment	$ 938	$ -	$ -	$ 216	$ -	$ -	$ -	$ -	$ 1,154

Ending balance: Collectively evaluated for impairment	$ 1,038	$ 737	$ 76	$ 1,778	$ 315	$ 32	$ 975	$ 227	$ 5,178

Loans:
Ending balance	$ 73,488	$ 126,159	$ 8,826	$ 343,941	$ 630,400	$ 11,073	$ 17,374	$ 9,468	$ 1,220,729

Ending balance: Individually evaluated for impairment	$ 2,374	$ -	$ -	$ 734	$ -	$ -	$ 1,730	$ -	$ 4,838

Ending balance: Collectively evaluated for impairment	$ 71,114	$ 126,159	$ 8,826	$ 343,207	$ 630,400	$ 11,073	$ 15,644	$ 9,468	$ 1,215,891

December 31, 2015
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2015	$ 385	$ 461	$ 114	$ 836	$ 562	$ 66	$ 1,181	$ 33	$ 3,638
Charge-offs	(111)	-	-	(30)	-	-	(1,220)	-	(1,361)
Recoveries	-	-	-	-	-	-	23	-	23
Provision (credit)	570	(53)	(66)	216	200	133	952	148	2,100
Ending balance	$ 844	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 936	$ 181	$ 4,400

Ending balance: Individually evaluated for impairment	$ 123	$ -	$ -	$ -	$ -	$ -	$ 26	$ -	$ 149

Ending balance: Collectively evaluated for impairment	$ 721	$ 408	$ 48	$ 1,022	$ 762	$ 199	$ 910	$ 181	$ 4,251

Loans:
Ending balance	$ 67,398	$ 114,029	$ 6,977	$ 228,280	$ 575,948	$ 48,315	$ 23,180	$ 10,716	$ 1,074,843

Ending balance: Individually evaluated for impairment	$ 904	$ -	$ -	$ -	$ -	$ -	$ 1,524	$ -	$ 2,428

Ending balance: Collectively evaluated for impairment	$ 66,494	$ 114,029	$ 6,977	$ 228,280	$ 575,948	$ 48,315	$ 21,656	$ 10,716	$ 1,072,415

The following table summarizes select asset quality ratios for each of the periods indicated:

	As of or
	for the years ended
	December 31,
	2019	2018

Ratio of the allowance for loan losses to total loans	0.56%	0.58%
Ratio of the allowance for loan losses to non-performing loans (1)	113.00%	158.19%
Ratio of non-performing assets to total assets (1)	0.16%	0.12%
Ratio of net charge-offs to average loans	0.12%	0.10%

(1) Non-performing loans are defined as nonaccrual loans and loans 90 days past due and still accruing interest and are both included in our ratios.

The ratio of the allowance for loan and lease losses to total loans decreased to 0.56% at December 31, 2019 compared to 0.58% at December 31, 2018.  The lower ratio in 2019 reflected an increase in the allowance which was relatively less than the increase in loan balances.  The largest component of the increase in the allowance to $10.2 million at year end 2019 from from $8.7 million at year end 2018 was in the non guaranteed portion of SBA loans which comprise the majority of small business (SBL) loans. The allowance on SBL loan increased $1.1 million between those dates. The increase reflected the impact of  historical charge-off ratios and qualitative factors which may increase such ratios, applied against the related loan category balance at period end.  In addition, the total allowance includes allowances on specific loans (see “-Allowance for Loan and Lease Losses”).  For the year 2019, the largest segment of the loan portfolio continued to be SBLOC, which has historically experienced low levels of losses as a result of the marketable securities collateralizing these loans and related loan to value requirements (see Item 1. “Business-Lending-SBL Loans”).  The ratio of the allowance for loan losses to non-performing loans decreased to 113.0% at December 31, 2019 from 158.19% over the prior year end, reflecting an increase in non-performing loans, especially SBL non-real estate and leasing, which exceeded the relative increase in the allowance for loan losses.  The ratio of non-performing assets to total assets increased to 0.16% from 0.12% primarily as a result of the increase in non-performing loans.  The ratio of net charge-offs to average loans increased to 0.12% for 2019 compared to 0.10% for the prior year, reflecting loan growth and an increase in net charge-offs in 2019 to $2.8 million from $2.0 million.

Net Charge-Offs.  Net charge-offs were $2.8 million in 2019, $2.0 million in 2018 and $2.2 million in 2017.  The increase in net charge-offs in 2019 compared to 2018 was primarily due to a $1.1 million consumer loan charge-off in 2019.  That charge off resulted from a home equity line of credit.  In September 2016, this product became inactive and is no longer being marketed to customers, and the current unimpaired portfolio balance is $2.8 million, consisting of 32 accounts averaging $88,000.

Non-Performing Loans, Loans 90 Days Delinquent and Still Accruing, and Troubled Debt Restructurings.  Loans are considered to be non-performing if they are on a non-accrual basis or they are past due 90 days or more and still accruing interest.  A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and interest, and is in the process of collection.  Troubled debt restructurings are loans with terms that have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  The following tables summarize our non-performing loans, other real estate owned (OREO) and our loans past due 90 days or more still accruing interest.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Non-accrual loans
SBL non-real estate	$ 3,693	$ 2,590	$ 1,889	$ 1,530	$ 733
SBL commercial mortgage	1,047	458	693	-	-
SBL construction	711	-	-	-	-
Consumer	345	1,468	1,414	1,442	1,194
Total non-accrual loans	5,796	4,516	3,996	2,972	1,927

Loans past due 90 days or more and still accruing	3,264	954	227	661	403
Total non-performing loans	9,060	5,470	4,223	3,633	2,330
Other real estate owned	-	-	450	104	-
Total non-performing assets	$ 9,060	$ 5,470	$ 4,673	$ 3,737	$ 2,330

In February 2020, a single borrower under financial stress, became delinquent on vehicle loans, the total balance of which as of March 6, 2020 was $15.7 million. The Company is in discussions with the borrower for accelerated repayment.   While the Company’s estimates of the disposition value of the vehicles exceed the amounts due, there can be no assurance that all amounts will be fully collected or recovered from vehicle sales. Further, should the borrower declare bankruptcy, related court actions may impact the timing or amount of recovery.

The loans that were modified for the years ended December 31, 2019 and 2018 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 1,309	$ 1,309	5	$ 1,564	$ 1,564
Direct lease financing	1	286	286	3	870	870
Consumer	2	489	489	2	513	513
Total	11	$ 2,084	$ 2,084	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 51	$ 1,258	$ -	$ 85	$ 1,479
Direct lease financing	-	286	-	-	434	436
Consumer	-	-	489	-	-	513
Total	$ -	$ 337	$ 1,747	$ -	$ 519	$ 2,428

We had no commitments to extend credit related to one loan classified as a troubled debt restructuring as of December 31, 2019 and a commitment to extend $27,000 to one loan classified as a troubled debt restructuring as of December 31, 2018.

The following table summarizes as of December 31, 2019 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2019
	Number	Pre-modification recorded investment
SBL non-real estate	1	$ 660
Total	1	$ 660

Please see “Investment in Unconsolidated Entity” below for discussion of a large restructured loan which is accounted for at fair value.

The following table provides information about impaired loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBL commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBL non-real estate	3,541	3,541	(2,806)	2,816	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBL non-real estate	3,716	5,010	(2,806)	3,150	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

We had $5.8 million of non-accrual loans at December 31, 2019, compared to $4.5 million of non-accrual loans at December 31, 2018.  The $1.3 million increase reflected $6.2 million of loans placed on non-accrual status, partially offset by $2.5 million of loan charge-offs and $2.4 million of loan payments.    Loans past due 90 days or more still accruing interest amounted to $3.3 million and $954,000 at December 31, 2019 and December 31, 2018, respectively.  The $2.3 million increase reflected $4.5 million of additions, partially offset by $1.0 million of loan payments, $82,000 of charge-offs, and $1.1 million of transfers to repossessed assets.  We had no OREO at December 31, 2019 and December 31, 2018.

We evaluate loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held-for-sale at the dates indicated (in thousands):

	December 31, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 76,108	$ 3,045	$ 4,430	$ -	$ -	$ -	$ 996	$ 84,579
SBL commercial mortgage	208,809	2,249	5,577	-	-	-	1,475	218,110
SBL construction	44,599	-	711	-	-	-	-	45,310
Direct lease financing	420,289	-	8,792	-	-	-	5,379	434,460
SBLOC / IBLOC	942,858	-	-	-	-	-	81,562	1,024,420
Other specialty lending	3,055	-		-	-	-	-	3,055
Consumer	2,545	-	345	-	-	-	1,664	4,554
Unamortized loan fees and costs	-	-	-	-	-	-	9,757	9,757
	$ 1,698,263	$ 5,294	$ 19,855	$ -	$ -	$ -	$ 100,833	$ 1,824,245

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBL commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBL construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

*For information on targeted loan review thresholds see “-Allowance for Loan Losses”

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank sold a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC or Walnut Street.  The price paid to the Bank for the loan portfolio with a face value of approximately $267.6 million was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  At December 31, 2019, a balance of $39.2 million remained on the consolidated balance sheet, representing the remaining balances of these notes.   Interest is not being accrued on this investment and changes in its value, determined by discounting estimated future cash flows, are recorded in the income statement under “change in value of investment in unconsolidated entity”.  In 2019, there was no net decrease in value, compared to a $3.7 million decrease in value in 2018.  A $30 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and $13.0 million which is included in commercial loans held-for-sale. In 2019, this loan was marked down by $1.6 million after having previously been marked down by $1.9 million.  Both markdowns resulted primarily from updated appraisals. The charges to Walnut Street  were based on the ratio of the $17.0 million owned by that entity to the $30 million loan balance, with the remainder of the charges reflected in net realized and unrealized gains on commercial loans originated for sale.  The underlying collateral which was written down consisted of a multi-tenant shopping center.  On March 13, 2019, we renewed this loan for four years and reduced the interest rate to the following: LIBOR plus 2% in year one, increasing .5% each year until the fourth year when  the rate will be LIBOR plus 3.5% which will also be the rate for  a one year extension, if exercised.   The loan is performing in accordance with those restructured terms.  The retail space is partially leased and appears to be on a path toward stabilization, based upon negotiations with prospective tenants. We previously noted that collateral securing two loans recorded at $12.1 million was in the process of disposition.  The collateral has subsequently been disposed of at the  approximate carrying value of the loans, which was reflected in the reduction in the balance of investment in unconsolidated entity.

Assets Held-for-Sale from Discontinued Operations.  Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $140.7 million at December 31, 2019 and were comprised of $115.9 million of net loans and $24.8 million of other real estate owned.  The balance of other real estate owned includes a Florida mall, which has been written down to $15.0 million.  We expect to continue our efforts to dispose of the mall, which was appraised in September 2018 for $16.9 million.  We previously noted that collateral comprised of multiple commercial properties  recorded at $12.8 million as being in the process of disposition. The collateral has subsequently been partially disposed of and the remaining collateral was marked down on the basis of an updated appraisal.  As a result, a related net loss of $1.6 million was recorded in income from discontinued operations.  At December 31, 2019, $4.3 million of commercial real estate collateral remained on the books, after being marked down to its fourth quarter 2019 appraisal.

At December 31, 2018, discontinued assets of $197.8 million were comprised of $170.6 million of net loans and $27.2 million of other real estate owned.

Deposits.  Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including prepaid and debit card and demand and money market accounts.  The majority of deposit balances are comprised of accounts obtained with the assistance of third parties.  At December 31, 2019, we had total deposits of $5.05 billion compared to $3.94 billion at December 31, 2018, which reflected an increase of $1.12 billion, or 28.4%, between 2019 and 2018.  The increase reflected $475.0 million of short-term time deposits utilized to fund increased originations of commercial real estate held for sale.  The increase in deposits also reflects growth in prepaid and debit card accounts and daily balance variances.  A diversified group of prepaid and debit card accounts, which have an established history of stability and lower cost than certain other types of funding, comprise the majority of our deposits.  Prepaid accounts include general purpose reloadable, debit, medical spending, payroll, gift, commercial, incentive plan and other accounts.  The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
Demand and interest checking *	$ 3,817,176	0.80%	$ 3,499,288	0.66%	$ 3,371,969	0.36%
Savings and money market	37,671	0.48%	362,267	0.79%	439,625	0.51%
Time	170,438	2.09%	-	-	-	-
Total deposits	$ 4,025,285	0.85%	$ 3,861,555	0.67%	$ 3,811,594	0.38%

* Non-interest bearing demand accounts are not paid interest. The rate shown reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-Term Borrowings.  We had no outstanding advances from the FHLB at December 31, 2019 on our line of credit with them. The Bank also has a line of credit with the Federal Reserve, which we discuss in “Liquidity and Capital Resources”.  We had no outstanding amounts borrowed on the Bank’s lines of credit at December 31, 2019. We do not have any policy prohibiting us from incurring debt.  Tables showing information for securities sold under repurchase agreements and short-term borrowings are as follows.

	As of or for the year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 82	$ 93	$ 217
Average during the year	90	173	240
Maximum month-end balance	93	223	274
Weighted average rate during the year	0.00%	0.00%	0.00%
Rate at December 31	0.15%	0.15%	0.23%

	As of or for the year ended December 31,
	2019	2018	2017
	(dollars in thousands)

Short-term borrowings
Balance at year-end	$ -	$ -	$ -
Average during the year	129,031	20,346	23,281
Maximum month-end balance	300,000	100,000	50,000
Weighted average rate during the year	2.43%	2.22%	1.39%
Rate at December 31	1.50%	2.35%	1.34%

As of December 31, 2019, we had two established statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III, which we refer to as the Trusts.  In each case, we own all the common securities of the Trust.  These trusts issued preferred capital securities to investors and invested the proceeds in us through the purchase of junior subordinated debentures issued by us.  These debentures are the sole assets of the trusts.  The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007, mature on March 15, 2038 and bear interest equal to 3-month LIBOR plus 3.25%.  The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

Long-term Borrowings.  At December 31, 2019 and 2018, we had long term borrowings of $41.0 million and $41.7 million respectively, which consisted of sold loans which were accounted for as a secured borrowing, because they did not qualify for true sale accounting.

Shareholders’ Equity.  At December 31, 2019, we had $484.5 million in shareholders’ equity compared to $406.8 million at the prior year end.  The increase primarily reflected 2019 earnings as the Company has not paid cash dividends.  The difference also reflected the increase in market value of securities resulting from the decrease in longer term interest rates.

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

Financial instruments whose contract amounts represent potential credit risk for us at December 31, 2019, were our unused commitments to extend credit, which were approximately $2.34 billion, and standby letters of credit, which were approximately $3.5 million, at December 31, 2019.  The vast majority of commitments reflect SBLOC commitments, which are variable rate, and connected to lines of credit collateralized by marketable securities. The amount of the line is generally based upon the value of the collateral, and not expected usage. The majority of these available lines are not drawn upon.

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

Contractual Obligations and Other Commitments

The following table sets forth our contractual obligations and other commitments, including off-balance sheet commitments, representing required and potential cash outflows as of December 31, 2019:

		Less than	One to	Three to	After
	Total	one year	three years	five years	five years
	(in thousands)
Minimum annual rentals on
noncancelable operating leases	$ 20,542	$ 4,314	$ 7,475	$ 6,531	$ 2,222
Loan commitments	2,340,954	173,225	92,747	2,052	2,072,930
Subordinated debentures	13,401	-	-	-	13,401
Interest expense on subordinated
debentures (1)	13,661	750	1,501	1,501	9,909
Standby letters of credit	3,512	3,388	124	-	-
Total	$ 2,392,070	$ 181,677	$ 101,847	$ 10,084	$ 2,098,462
(1) Presentation assumes a weighted average interest rate of 5.77%

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As  discussed in Note B to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Philadelphia, Pennsylvania

March 13, 2020

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 19,928	$ 2,440
Interest earning deposits at Federal Reserve Bank	924,544	551,862
Total cash and cash equivalents	944,472	554,302

Investment securities, available-for-sale, at fair value	1,320,692	1,236,324
Investment securities, held-to-maturity (fair value $83,002 and $83,391, respectively)	84,387	84,432
Commercial loans held-for-sale, at fair value	1,180,546	688,471
Loans, net of deferred loan fees and costs	1,824,245	1,501,976
Allowance for loan and lease losses	(10,238)	(8,653)
Loans, net	1,814,007	1,493,323
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	1,113
Premises and equipment, net	17,538	18,895
Accrued interest receivable	13,619	12,753
Intangible assets, net	2,315	3,846
Deferred tax asset, net	12,538	21,622
Investment in unconsolidated entity, at fair value	39,154	59,273
Assets held-for-sale from discontinued operations	140,657	197,831
Other assets	81,696	65,726
Total assets	$ 5,656,963	$ 4,437,911

LIABILITIES
Deposits
Demand and interest checking	$ 4,402,740	$ 3,904,638
Savings and money market	174,290	31,076
Time deposits	475,000	-
Total deposits	5,052,030	3,935,714

Securities sold under agreements to repurchase	82	93
Subordinated debentures	13,401	13,401
Long-term borrowings	40,991	41,674
Other liabilities	65,962	40,253
Total liabilities	5,172,466	4,031,135

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 56,940,521 and 56,446,088
shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	56,941	56,446
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	371,633	366,181
Accumulated earnings (deficit)	50,742	(817)
Accumulated other comprehensive income (loss)	6,047	(14,168)
Total shareholders' equity	484,497	406,776

Total liabilities and shareholders' equity	$ 5,656,963	$ 4,437,911

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 127,106	$ 95,315	$ 79,081
Investment securities:
Taxable interest	42,286	41,993	36,121
Tax-exempt interest	170	207	306
Federal funds sold/securities purchased under agreements to resell	-	1,708	1,310
Interest earning deposits	10,007	8,737	5,202
	179,569	147,960	122,020
Interest expense
Deposits	34,400	25,946	14,418
Short-term borrowings	3,131	451	336
Subordinated debentures	750	714	586
	38,281	27,111	15,340
Net interest income	141,288	120,849	106,680
Provision for loan and lease losses	4,400	3,585	2,920
Net interest income after provision for loan and lease losses	136,888	117,264	103,760

Non-interest income
Service fees on deposit accounts	75	3,622	6,788
ACH, card and other payment processing fees	9,376	8,653	6,318
Prepaid, debit card and related fees	65,141	54,627	53,367
Net realized and unrealized gains on commercial loans
originated for sale	24,072	20,498	17,919
Gain on sale of investment securities	-	41	2,231
Gain on sale of IRA portfolio	-	65,000	-
Gain on sale of health savings portfolio	-	-	2,538
Change in value of investment in unconsolidated entity	-	(3,689)	(20)
Leasing related income	3,243	3,071	2,663
Affinity fees	-	281	1,545
Loss from sale of European prepaid card operations	-	-	(3,437)
Other	2,220	1,691	1,636
Total non-interest income	104,127	153,795	91,548

Non-interest expense
Salaries and employee benefits	94,259	79,816	75,832
Depreciation and amortization	3,696	3,997	4,452
Rent and related occupancy cost	6,628	5,474	5,680
Data processing expense	4,894	6,187	10,159
One-time fee to exit data processing contract	-	-	1,136
Printing and supplies	637	906	1,354
Audit expense	1,785	2,002	1,682
Legal expense	5,319	7,845	8,072
Amortization of intangible assets	1,531	1,531	1,528
FDIC Insurance	7,025	8,819	10,097
Software	12,731	13,304	12,597
Insurance	2,475	2,578	2,333
Telecom and IT network communications	1,493	1,373	1,793

Securitization and servicing expense	81	117	170
Consulting	3,240	3,239	2,227
Civil money penalties	8,900	(290)	2,290
Prepaid relationship exit expense	-	672	-
Lease termination expense	908	395	-
Other	12,919	13,313	13,512
Total non-interest expense	168,521	151,278	154,914
Income from continuing operations before income taxes	72,494	119,781	40,394
Income tax expense	21,226	32,241	23,056
Net income from continuing operations	$ 51,268	$ 87,540	$ 17,338
Discontinued operations
Income from discontinued operations before income taxes	510	1,491	4,059
Income tax expense (benefit)	219	354	(276)
Income from discontinued operations, net of tax	291	1,137	4,335
Net income	$ 51,559	$ 88,677	$ 21,673

Net income per share from continuing operations - basic	$ 0.90	$ 1.55	$ 0.31
Net income per share from discontinued operations - basic	$ 0.01	$ 0.02	$ 0.08
Net income per share - basic	$ 0.91	$ 1.57	$ 0.39

Net income per share from continuing operations - diluted	$ 0.89	$ 1.53	$ 0.31
Net income per share from discontinued operations - diluted	$ 0.01	$ 0.02	$ 0.08
Net income per share - diluted	$ 0.90	$ 1.55	$ 0.39

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$ 51,559	$ 88,677	$ 21,673
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	27,662	(13,223)	2,617
Reclassification adjustments for gains included in income	-	(41)	(2,231)
Reclassification adjustments for foreign currency translation gains	-	-	216
Amortization of losses previously held as available-for-sale	30	99	34
Other comprehensive income (loss)	27,692	(13,165)	636

Income tax expense (benefit) related to items of other comprehensive income (loss)
Securities available-for-sale:
Change in net unrealized gains (losses) during the year	7,469	(3,570)	1,046
Reclassification adjustments for gains included in income	-	(11)	(892)
Amortization of losses previously held as available-for-sale	8	27	14
Income tax expense (benefit) related to items of other comprehensive income (loss)	7,477	(3,554)	168

Other comprehensive income (loss), net of tax and reclassifications into net income	20,215	(9,611)	468
Comprehensive income	$ 71,774	$ 79,066	$ 22,141

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2019, 2018 and 2017
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income/(loss)	Total
Balance at December 31, 2016	55,419,204	$ 55,419	$ (866)	$ 360,564	$ (111,941)	$ (4,213)	$ 298,963
Net income					21,673		21,673
Common stock issuance costs	-	-	-	(200)	-		(200)
Common stock issued from restricted units,
net of tax benefits	441,946	442	-	(413)	(29)	-	-
Reclassification due to the adoption of
ASU No. 2018-02	-	-	-	-	812	(812)
Stock-based compensation	-	-	-	3,245	-	-	3,245
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	468	468

Balance at December 31, 2017	55,861,150	$ 55,861	$ (866)	$ 363,196	$ (89,485)	$ (4,557)	$ 324,149
Net income					88,677		88,677
Common stock issued from restricted units,
net of tax benefits	13,390	13	-	107	(9)	-	111
Common stock issued from restricted units,
net of tax benefits	571,548	572	-	(572)	-	-	-
Stock-based compensation	-	-	-	3,450	-	-	3,450
Other comprehensive loss net of
reclassification adjustments and tax	-	-	-	-	-	(9,611)	(9,611)

Balance at December 31, 2018	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	$ 406,776
Net income					51,559		51,559
Common stock issued from option exercises,
net of tax benefits	30,000	30	-	228	-	-	258
Common stock issued from restricted units,
net of tax benefits	464,433	465	-	(465)	-	-	-
Stock-based compensation	-	-	-	5,689	-	-	5,689
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	20,215	20,215

Balance at December 31, 2019	56,940,521	$ 56,941	$ (866)	$ 371,633	$ 50,742	$ 6,047	$ 484,497

The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017

Operating activities
Net income from continuing operations	$ 51,268	$ 87,540	$ 17,338
Net income from discontinued operations, net of tax	291	1,137	4,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,227	5,528	5,980
Provision for loan and lease losses	4,400	3,585	2,920
Net amortization of investment securities discounts/premiums	20,337	15,636	10,828
Stock-based compensation expense	5,689	3,450	3,245
Loans originated for sale	(1,795,376)	(866,303)	(521,913)
Sale of commercial loans originated for resale	1,235,413	638,274	458,942
Gain on sales of commercial loans originated for resale	(25,023)	(20,830)	(18,072)
Deferred income tax expense	1,607	15,824	20,799
Gain on sale of IRA portfolio	-	(65,000)	-
Loss (gain) from discontinued operations	2,014	3,993	(3,293)
Loss on sale of fixed assets	-	15	122
Loss on sale of other real estate owned	-	-	19
Fair value adjustment on investment in unconsolidated entity	-	3,689	(20)
Writedown of other real estate owned	-	45	-
Change in fair value of loans held-for-sale	(963)	979	1,964
Change in fair value of derivatives	1,914	(647)	(1,811)
Gain on sales of investment securities	-	(41)	(2,231)
Increase in accrued interest receivable	(866)	(1,853)	(311)
(Increase) decrease in other assets	(10,422)	(8,184)	5,678
Change in fair value of discontinued loans held-for-sale	-	352	2,736
Change in fair value of discontinued assets held-for-sale	487	195	3,158
Increase (decrease) in other liabilities	10,920	8,655	(18,504)
Net cash used in operating activities	(493,083)	(173,961)	(28,091)

Investing activities
Purchase of investment securities available-for-sale	(157,478)	(134,758)	(579,925)
Cash from call of investment securities held-to-maturity	-	2,000	-
Proceeds from sale of investment securities available-for-sale	-	3,529	284,373
Proceeds from redemptions and prepayments of securities held-to-maturity	-	-	7,000
Proceeds from redemptions and prepayments of securities available-for-sale	173,916	207,703	278,290
Proceeds from sale of other real estate owned	-	405	85
Net increase in loans	(322,611)	(115,054)	(172,853)
Net decrease in discontinued loans held-for-sale	49,170	94,371	52,343
Proceeds from sale of fixed assets	-	-	945
Purchases of premises and equipment	(2,012)	(2,379)	(515)
Change in receivable from investment in unconsolidated entity	83	9,570	(7,989)
Return of investment in unconsolidated entity	20,119	11,511	52,477
Decrease in discontinued assets held-for-sale	5,503	7,570	1,454
Net cash (used in) provided by investing activities	(233,310)	84,468	(84,315)

Financing activities
Net increase (decrease) in deposits	1,116,316	(325,128)	22,538

Net decrease in securities sold under agreements to repurchase	(11)	(124)	(57)
Costs from issuance of common stock	-	-	(200)
Proceeds from the issuance of common stock options	258	112	-
Proceeds from the sale of IRA portfolio	-	60,000	-
Net cash provided by (used in) financing activities	1,116,563	(265,140)	22,281

Net increase (decrease) in cash and cash equivalents	390,170	(354,633)	(90,125)

Cash and cash equivalents, beginning of period	554,302	908,935	999,059

Cash and cash equivalents, end of period	$ 944,472	$ 554,302	$ 908,935

Supplemental disclosure:
Interest paid	$ 37,532	$ 27,021	$ 15,326
Taxes paid	$ 20,683	$ 12,663	$ 4,159
Non-cash reclassification of commercial loans sold	$ -	$ -	$ 240,714
Non-cash investing and financing activities
Investment securities transferred in securitizations	$ 93,191	$ 62,076	$ 46,359
Transfers of discontinued loans to other real estate owned	$ 5,295	$ -	$ 450
The accompanying notes are an integral part of these consolidated financial statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Nature of Operations

The Bancorp, Inc. (the Company) is a Delaware corporation and a registered financial holding company.  Its primary subsidiary is The Bancorp Bank (the Bank) which is wholly owned by the Company.  The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation (FDIC) insured institution.  In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit (SBLOC) and cash value of insurance-backed lines of credit (IBLOC), leasing (direct lease financing), Small Business Administration (SBA) loans and loans generated for sale into capital markets (CMBS).  Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

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

Note B—Summary of Significant Accounting Policies

1. Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America (U.S. GAAP) and predominant practices within the banking industry.  The consolidated financial statements include the accounts of the Company and all its subsidiaries.  All inter-company balances have been eliminated. Certain reclassifications have been made to the 2018 and 2017 consolidated financial statements to conform to the 2019 presentation.

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

The principal estimates that are particularly susceptible to a significant change in the near term relate to the allowance for loan and lease losses, investment in unconsolidated entity and assets held-for-sale from discontinued operations measured at fair value, investment other than temporary impairment (OTTI), investments measured at fair value and deferred income taxes.

2. Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and amounts due from banks with an original maturity from date of purchase of three months or less and federal funds sold.    The Company at times maintains balances in excess of insured limits at various financial institutions including the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB) and other private institutions.  The Company does not believe these instruments carry a significant risk of loss, but cannot provide assurances that no losses could occur if these institutions were to become insolvent. The Company also funds cash in ATMs on cruise ships for use by certain of its card account holders, for which insurance is maintained.

3. Investment Securities

Investments in debt securities which the Company has both the ability and intent to hold to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the effective interest method.  Investments in debt and equity securities which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk, liquidity requirements, or other factors, are classified as available-for-sale.  Net unrealized gains for such securities, net of tax effect, are reported as other comprehensive income, through equity and are excluded from the determination of net income.  The unrealized losses for both the held-to-maturity and available-for-sale securities are evaluated to determine first if the impairment is other than temporary then to determine the amount of other-than-temporary impairment (OTTI) that is attributable to credit loss versus non-credit loss.  If a credit loss is determined, an OTTI charge is recorded within the consolidated statement of operations. For available-for-sale securities, if management believes market value losses are temporary and it believes the Company has the ability and intention to hold those securities through recovery of the temporary losses, the reduction in value is recognized in other comprehensive income. The Company does not engage in securities trading.  Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

The Company evaluates whether OTTI exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s best estimate of expected future cash flows used to determine the amount of OTTI attributable to credit loss is a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.  The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor refinancing.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value.  In addition, projections of expected future cash flows from a debt security may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.  The Company did not recognize any OTTI charges in 2019, 2018 and 2017.

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

Interest income is accrued as earned on a simple interest method.  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

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

The allowance calculation methodology includes further segregation of loan classes into regulatory risk rating categories of special mention and substandard.  Loans classified as special mention have potential weaknesses that deserve management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or by the market value of the collateral pledged, if any.  Loans rated as special mention and substandard are reserved for based on the average charge-off history for loans and leases previously classified in those categories.  Loans not classified are included in the general component of the reserve calculation, which applies historical loss percentages by type of loan, against current outstanding balances.

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

For SBL commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations including the age of the most recent appraisal and the condition of the property.  Appraised value, discounted by the estimated costs to sell the collateral, is considered to be the estimated fair value.  For SBL commercial and industrial loans secured by non-real estate collateral, such as accounts receivable or inventory and equipment, estimated fair values for impairment are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources may be discounted based on the age of the financial information or the quality of the assets.  Amounts guaranteed by the U.S. government are excluded from the Company’s assessment of impairment.

Loans originated from continuing operations and intended for sale in secondary markets are carried at estimated fair value and are excluded from the allowance valuation. Changes in fair value prior to sale, if any, are recognized as unrealized gains or losses on commercial loans originated for sale on the statements of operations.   The Company originates specific commercial mortgage loans for sale in secondary markets.  These loans are accounted for under the fair value option and amounted to $1.18 billion at December 31, 2019, and $688.5 million at December 31, 2018.  These loans were classified as held-for-sale.

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

The carrying value of the Company’s software is periodically reviewed and a loss is recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.  Amortization is provided using the straight-line method over the estimated useful life of the related software, which is generally seven years.  As of December 31, 2019 and 2018, the Company had net capitalized software costs of approximately $7.5 million and $6.2 million, respectively.  Net capitalized software is presented as part of other assets on the consolidated balance sheets.  The Company recorded amortization expense of approximately $2.3 million, $2.4 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company recognizes the benefit of a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit by the tax authority.  For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  For these analyses, the Company may engage attorneys to provide opinions related to the positions.  The Company applies this policy to all tax positions for which the statute of limitations remain open, but this application does not materially impact the Company’s consolidated balance sheet or consolidated statement of operations.  Any interest or penalties related to uncertain tax positions are recognized in income tax expense (benefit) in the consolidated statement of operations.

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

9. Other Real Estate Owned

Other real estate owned is recorded at estimated fair market value less cost of disposal; which establishes a new cost basis or carrying value.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan and lease losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value against the carrying value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.  The Company had no other real estate owned in continuing operations at December 31, 2019 and 2018, respectively.

10. Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs amounted to $782,000,  $423,000 and $435,000 for the years ended December 31, 2019, 2018 and 2017, respectively.  Advertising expense is reflected under “other” in the non-interest expense section of the consolidated statements of operations.

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

The following tables show the Company’s earnings per share for the periods presented:

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 51,268	56,765,635	$ 0.90
Effect of dilutive securities
Common stock options and restricted stock units	-	573,350	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 51,268	57,338,985	$ 0.89

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 291	56,765,635	$ 0.01
Effect of dilutive securities
Common stock options and restricted stock units	-	573,350	-
Diluted earnings per share
Net income available to common shareholders	$ 291	57,338,985	$ 0.01

	Year ended December 31, 2019
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 51,559	56,765,635	$ 0.91
Effect of dilutive securities
Common stock options and restricted stock units	-	573,350	(0.01)
Diluted earnings per share
Net income available to common shareholders	$ 51,559	57,338,985	$ 0.90

Stock options for 971,604 shares, exercisable at prices between $6.75 and $9.58 per share, were outstanding at December 31, 2019 and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price.  Stock options for 340,000 shares were anti-dilutive and not included in the earnings per share calculation.

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from continuing operations
Net income available to common shareholders	$ 87,540	56,343,845	$ 1.55
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 87,540	57,068,306	$ 1.53

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share from discontinued operations
Net income available to common shareholders	$ 1,137	56,343,845	$ 0.02
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	-
Diluted earnings per share
Net income available to common shareholders	$ 1,137	57,068,306	$ 0.02

	Year ended December 31, 2018
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic earnings per share
Net income available to common shareholders	$ 88,677	$ 56,343,845	$ 1.57
Effect of dilutive securities
Common stock options and restricted stock units	-	724,461	(0.02)
Diluted earnings per share
Net income available to common shareholders	$ 88,677	57,068,306	$ 1.55

Stock options for 1,160,000 shares, exercisable at prices between $6.75 and $9.84 per share, were outstanding at December 31, 2018, and included in the dilutive earnings per share computation because the exercise price per share was less than the average market price.

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share from continuing operations
Net earnings available to common shareholders	$ 17,338	55,686,507	$ 0.31
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted income per share
Net earnings available to common shareholders	$ 17,338	56,176,269	$ 0.31

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share from discontinued operations
Net earnings available to common shareholders	$ 4,335	55,686,507	$ 0.08
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted income per share
Net earnings available to common shareholders	$ 4,335	56,176,269	$ 0.08

	Year ended December 31, 2017
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except per share data)
Basic income per share
Net earnings available to common shareholders	$ 21,673	$ 55,686,507	$ 0.39
Effect of dilutive securities
Common stock options and restricted stock units	-	489,762	-
Diluted income per share
Net earnings available to common shareholders	$ 21,673	56,176,269	$ 0.39

Stock options for 1,152,625 shares, exercisable at prices between $7.36 and $10.45 per share, were outstanding at December 31, 2017, but were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price.

12. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the FRB.  The amount of those required reserves at December 31, 2019 and 2018 was approximately $314.7 million and $294.2 million, respectively.

13. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($159,000 over the remainder of the amortization period).  The gross carrying value of the software is $1.8 million, and as of December 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.7 million and $1.5 million.

The Company accounts for its prepaid card customer list in accordance with ASC 350, Intangibles—Goodwill and Other.  The acquisition of the Stored Value Solutions division of Marshall Bank First in 2007 resulted in a customer list intangible of $12.0 million which is being amortized over a 12-year period.  Amortization expense is $1.0 million per year ($0.0  over the remainder of the amortization period).  The gross carrying value of the software is $12.0 million, and as of December 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $12.0 million and $11.0 million.  It is fully amortized as of December 31, 2019.

In May 2016, the Company purchased approximately $60 million of lease receivables which resulted in a customer list intangible of $3.4 million which is being amortized over a 10-year period.  Amortization expense is $340,000 per year ($1.7 million over the next five years).  The gross carrying value is $3.4 million and, as of December 31, 2019 and December 31, 2018, respectively, the accumulated amortization was $1.2 million and $908,000. The purchase price allocation related to this intangible was finalized in 2017 and remained unchanged from the purchase price allocation recorded in 2016 when the purchase was made.

The gross carrying value and accumulated amortization related to the Company’s intangible items at December 31, 2019 and 2018 are presented below.

December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Customer list intangibles	$ 15,411	$ 13,255	$ 15,411	$ 11,914
Software intangible	1,817	1,658	1,817	1,468
Total	$ 17,228	$ 14,913	$ 17,228	$ 13,382

The approximate future annual amortization of both the Company’s intangible items are as follows (in thousands):

Year ending December 31,
2020	$ 499
2021	340
2022	340
2023	340
2024	340
Thereafter	456
$ 2,315

14. Prepaid and Debit Card and Related Fees, Card Payment and Automated Clearing House (ACH) Processing Fees

The Company recognizes prepaid and debit card, payment processing and affinity fees in the periods in which they are earned by performance of the related services.  The majority of fees the Company earns result from contractual transaction fees paid by third-party sponsors to the Company and monthly service fees.  Additionally, the Company earns interchange fees paid through settlement with associations such as Visa, which are also determined on a per transaction basis.  The Company records this revenue net of costs such as association fees and interchange transaction charges. The Company also earns monthly fees for the use of its cash in  payroll card sponsor ATM’s for payroll cardholders.  Fees earned by the Company from processing card payments for recipients of such payments, or from processing ACH payments or other payments are also determined primarily on a per transaction basis.

15. Derivative Financial Instruments

The Company has utilized derivatives to hedge interest rate risk on fixed rate loans which are held-for-sale.  These derivatives are recorded on the consolidated balance sheets at fair value.  Changes in the fair value of these derivatives, designated as fair value hedges, are recorded in earnings with and in the same consolidated income statement line item as changes in the fair value of the related hedged item.  All derivatives are utilized to hedge against interest rate changes between the time commercial mortgages are funded and sold.  These derivatives are intended to serve as a hedge against interest rate movements which might otherwise decrease sales proceeds.

16. Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66.  The Company did not repurchase shares in 2019, 2018 or 2017.

17. Sale of Health Savings Account Portfolio and European Prepaid Operations

Substantially all of the remaining health savings accounts were sold in the second quarter of 2017 at a gain of $2.5 million.  In the second quarter of 2017, the Company sold its European prepaid operations at a loss of $3.4 million.

18. Long-term Borrowings

The $41.0 million and $41.7 million respectively outstanding for long-term borrowings at December 31, 2019 and 2018, reflected the proceeds from two loans which were sold in which we retained a participating interest that did not qualify for sale accounting.

19. Revenue Recognition

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

A performance obligation is deemed satisfied when the control over goods or services is transferred to the customer.  Control is transferred to a customer either at a point in time or over time.  To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment for the asset, transfer of significant risk and rewards of ownership of the asset and acceptance of the asset by the customer.  When control is transferred over a period of time, for different performance obligations, either the input or output method is used to measure progress for the transfer.  The measure of progress used to assess completion of the performance obligation varies between performance obligations and may be based on time throughout the period of service or on the value of goods and services transferred to the customer.  As each distinct service or activity is performed, the Company transfers control to the customer based on the services performed as the customer simultaneously receives the benefits of those services.  This timing of revenue recognition aligns with the resolution of any uncertainty related to variable consideration.  Costs incurred to obtain a revenue producing contract generally are expensed when incurred as a practical expedient as the contractual period for the majority of contracts is one year or less.  The Company’s revenue streams that are in the scope of Accounting Standards Update (ASU) 606 include prepaid and debit card, card payment, ACH and deposit processing and other fees.  The fees on those revenue streams are generally assessed and collected as the transaction occurs, or on a monthly or quarterly basis.  The Company has completed its review of the contracts and other agreements that are within the scope of revenue guidance and did not identify any material changes to the timing or amount of revenue recognition.  The Company’s accounting policies did not change materially since the principles of revenue recognition in ASU 2014-09, “Revenue from Contracts with Customers” are largely consistent with previous practices already implemented and applied by the Company.  The vast majority of the Company’s services related to its revenues are performed, earned and recognized monthly.

Prepaid and debit card fees primarily include fees for services related to reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services the Company performs or related revenues which are deferred.  The Company earns transactional and/or interchange fees on prepaid and debit card accounts when transactions occur and revenue is billed and collected monthly or quarterly.  Certain volume or transaction based interchange expenses paid to payment networks such as Visa, reduce revenue which is presented net on the income statement.  Card payment and ACH processing fees include transaction fees earned for processing merchant transactions.  Revenue is recognized when a cardholder’s transaction is approved and settled, or monthly.  ACH processing fees are earned on a per item basis as the transactions are processed for third party clients and are also billed and collected monthly.  Service charges on deposit accounts include fees and other charges the Company receives to provide various services, including but not limited to, account maintenance, check writing, wire transfer and other services normally associated with deposit accounts.  Revenue for these services is recognized monthly as the services are performed.  The Company’s customer contracts do not typically have performance obligations and fees are collected and earned when the transaction occurs.  The

Company may, from time to time, waive certain fees for customers but generally does not reduce the transaction price to reflect variability for future reversals due to the insignificance of the amounts.  Waiver of fees reduces the revenue in the period the waiver is granted to the customer.

20. Sale of IRA Portfolio

On July 10, 2018, the Company executed an agreement to sell and transfer the fiduciary rights and obligations related to its Safe Harbor Individual Retirement Account (SHIRA) portfolio, totaling approximately $400 million, to Millennium Trust Company, LLC (Buyer).  In consideration for the sale and transfer, Buyer paid the Company $65.0 million. Because the $65 million represented consideration for the sale and transfer of the fiduciary rights and obligations which were transferred during the third quarter of 2018, the $65.0 million was recognized as a gain on sale in that quarter.  In 2018 the Company earned fees on the SHIRA portfolio of $3.4 million, which comprise the vast majority of fees reported in the consolidated statement of operations under service fees on deposit accounts.  As a result of the sale,  substantially no future fees will be realized in this income category.  The fiduciary rights and obligations related to the SHIRA portfolio were unrelated to the Company’s payments businesses and related accounts, which comprise the vast majority of the Company’s funding.

21. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries conforming to U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate and construction industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) identify the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies the performance obligation.  Three basic transition methods are available: full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the cumulative effect alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  The guidance in this ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Our payments business contracts encompass our services which are performed, and earned on a daily or monthly basis; accordingly, these contracts with various third parties generally do not entail significant amounts of deferred revenues. These services consist of reconciliation, fraud detection, regulatory compliance and other services which are performed and earned daily or monthly and are also billed and collected on a monthly basis.  Accordingly, there is no significant component of the services we perform or related revenues which are deferred.  We have nonetheless reviewed a significant number of such contracts for prepaid  and debit card accounts, merchant acquiring (processing card payments for merchants) and automated clearing house, or ACH for any potentially significant ramifications of the guidance. We also reviewed other non-interest income producing categories of the Company which include service fees on deposit accounts, gains and losses on other real estate owned, gains and losses on the sale of loans and others.  Additionally, the standard does not apply to revenue from loans, securities and other financial instruments.  Based upon the nature of our businesses and the reviews we performed to ascertain potential applicability, the adoption of this standard did not have a significant impact on our consolidated results of operations or our consolidated financial position.

In January 2016, the Financial Accounting Standards Board, or FASB, issued Subtopic 825-10, “Financial Instruments-Overall” Recognition and Measurement of Financial Assets and Financial Liabilities”.  The main provisions of the guidance include, (i) the measurement of most equity investments at fair value with changes in fair value recorded through net income, except those accounted for under the equity method of accounting, or those that do not have a readily determinable fair value (for which a practical expedient can be elected); (ii) the required use of the exit price notion when valuing financial instruments for disclosure purposes; (iii) the separate presentation in other comprehensive income of the instrument-specific credit risk portion of the total change in the fair value of a liability under the fair value option; and (iv) the determination of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities must be made in combination with other deferred tax assets.  The guidance eliminates the current classifications of equity securities as trading or available-for-sale securities and will require separate presentation of financial assets and liabilities by category and form of the financial assets on the face of the balance sheet or within the accompanying notes. The guidance also eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value of financial instruments measured at amortized cost on the balance sheet. The Company adopted this guidance in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

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

The ASU also includes disclosure requirements for lessors which encompass the Company’s direct financing leases.  The first disclosure requirement is to discuss significant shifts, if any, in the balance of unguaranteed residual assets and deferred selling profit on direct financing leases.  The Company’s direct financing lease portfolio consists primarily of vehicles which are sold at the end of lease terms.  The Company does not hold title to the vehicles prior to inception of the lease and, thus, selling profit is not expected or deferred.  However, sales of the vehicles may result in income when sales prices exceed residual values.  This income is reported in the consolidated statements of operations under non-interest income.  Since the majority of the portfolio is comprised of vehicle leases, sales prices may differ from residual values as a result of changes in the used vehicle market for both commercial vehicles such as trucks and passenger vehicles.

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

2020	$ 134,202
2021	96,385
2022	61,090
2023	32,712
2024	11,930
2025 and thereafter	1,809
Total undiscounted cash flows	338,128
Residual value *	142,730
Difference between undiscounted cash flows and discounted cash flows	(46,398)
Present value of lease payments recorded as lease receivables	$ 434,460

*Of the $142,730, $29,638 is not guaranteed by the lessee.

In March 2016, the FASB issued ASU 2016-09 – “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The Update simplifies several areas of accounting for share-based payment awards issued to employees. There are income tax effects resulting from changes in stock price from the grant date to the vesting date of the employee stock compensation. The Update requires these income tax effects to be recognized in the statement of income within income tax expense instead of within additional paid-in capital.  In addition, the Update requires changes to the statement of cash flows including the classification between the operating and financing section for tax activity related to employee stock compensation.

The Company adopted the guidance in the first quarter of 2017, and that adoption did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued an update to Accounting Standards Update (ASU or Update) 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities by eliminating the probable initial recognition threshold in Current GAAP.  Instead, for loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. The Company has utilized a commercially available modeling tool to input its historical loan balances and losses to determine historical loss ratios. For pools other than SBLOC and IBLOC, vintage analysis is being utilized. The vintage analysis computes weighted average loss ratios, based upon estimated loan life, which are applied against current outstanding balances as one component of the allowance. The other component of the allowance is a qualitative factors component based upon loan quality, economic factors and other relevant factors. For SBLOC and IBLOC, a probability of  default methodology is being utilized.   Both the vintage and qualitative components of the allowance are determined on the basis of pools within each lending category. In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The Company’s implementation team includes loan review, finance, representatives of the lending departments and a third-party advisor. The team concurred as to the division of each loan portfolio into their agreed upon common loss character pools. The team also concurred as to the qualitative factors which varied according to pool. The Company expects the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments, as well as the addition of an allowance for debt securities. While the Company continues to analyze data and modify calculations, we currently expect an increase in the allowance for loan losses in the range of $1 million to $3 million.  The amount of the increase will be impacted by the portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is evaluating the impact of the Update on the consolidated financial statements.

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

Note C— Subsequent Events

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income. Other financial impact could occur though such potential impact is unknown at this time.

Note D—Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity are summarized as follows (in thousands):

Available-for-sale	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 52,415	$ 672	$ (177)	$ 52,910
Asset-backed securities *	244,751	132	(534)	244,349
Tax-exempt obligations of states and political subdivisions	5,174	144	-	5,318
Taxable obligations of states and political subdivisions	58,258	1,992	-	60,250
Residential mortgage-backed securities	335,068	2,629	(1,101)	336,596
Collateralized mortgage obligation securities	221,109	1,826	(208)	222,727
Commercial mortgage-backed securities	394,852	3,836	(146)	398,542
	$ 1,311,627	$ 11,231	$ (2,166)	$ 1,320,692

December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 33,852	$ 10	$ (323)	$ 33,539
Collateralized loan obligation securities	210,899	122	(211)	210,810
	$ 244,751	$ 132	$ (534)	$ 244,349

Held-to-maturity	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,219	$ -	$ (2,067)	$ 7,152
Other debt securities - pooled	75,168	682	-	75,850
	$ 84,387	$ 682	$ (2,067)	$ 83,002

Available-for-sale	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 54,095	$ 146	$ (879)	$ 53,362
Asset-backed securities *	189,850	104	(1,352)	188,602
Tax-exempt obligations of states and political subdivisions	7,546	50	(45)	7,551
Taxable obligations of states and political subdivisions	60,152	803	(520)	60,435
Residential mortgage-backed securities	377,199	648	(8,106)	369,741
Collateralized mortgage obligation securities	265,914	287	(3,994)	262,207
Commercial mortgage-backed securities	300,143	190	(5,907)	294,426
	$ 1,254,899	$ 2,228	$ (20,803)	$ 1,236,324

December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 59,705	$ 87	$ (283)	$ 59,509
Collateralized loan obligation securities	125,045	-	(1,069)	123,976
Other	5,100	17	-	5,117
	$ 189,850	$ 104	$ (1,352)	$ 188,602

Held-to-maturity	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,168	$ -	$ (1,890)	$ 7,278
Other debt securities - pooled	75,264	849	-	76,113
	$ 84,432	$ 849	$ (1,890)	$ 83,391

The amortized cost and fair value of the Company’s investment securities at December 31, 2019, by contractual maturity are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 6,853	$ 6,856	$ -	$ -
Due after one year through five years	83,690	85,246	-	-
Due after five years through ten years	236,008	239,505	-	-
Due after ten years	985,076	989,085	84,387	83,002
	$ 1,311,627	$ 1,320,692	$ 84,387	$ 83,002

At December 31, 2019 and 2018, investment securities with a fair value of approximately $262.0 million and $116.0 million, respectively, were pledged to FHLB to secure a line of credit.  At December 31, 2019 and 2018, investment securities with a fair value of approximately $0 and $169.5 million were pledged to secure a line of credit with the FRB.  The Company also pledged the majority of its loans to the FRB for that line of credit which it has never used.  The amount of loans pledged varies and since the Bank does not utilize this line the collateral may be unpledged at any time.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.  Gross gains on sales of securities were $0,  $41,000 and $2.7 million for the years ended December 31,

2019, 2018 and 2017, respectively.  Gross losses on sales of securities were $0, $0 and $429,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Investment securities fair values are based on a fair market value supplied by a third-party market data provider when available. If not available, prices provided by securities dealers with expertise in the securities being evaluated may also be utilized.  When such market information is not available, fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date.  The Company periodically reviews its investment portfolio to determine whether unrealized losses are other than temporary, based on evaluations of the creditworthiness of the issuers/guarantors as well as the underlying collateral if applicable, in addition to the continuing performance of the securities.  The Company did not recognize any other-than-temporary impairment charges in 2019, 2018 and 2017.

Investments in FHLB and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $5.3 million at December 31, 2019 and $1.1 million at December 31, 2018.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2019 (in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	5	$ 12,214	$ (44)	$ 3,986	$ (133)	$ 16,200	$ (177)
Asset-backed securities	28	115,909	(275)	56,427	(260)	172,336	(535)
Residential mortgage-backed securities	64	58,682	(114)	73,311	(987)	131,993	(1,101)
Collateralized mortgage obligation securities	22	37,387	(85)	18,136	(123)	55,523	(208)
Commercial mortgage-backed securities	4	35,095	(129)	3,162	(16)	38,257	(145)
Total temporarily impaired
investment securities	123	$ 259,287	$ (647)	$ 155,022	$ (1,519)	$ 414,309	$ (2,166)

Held-to-maturity		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
Single issuers	1	$ -	$ -	$ 7,152	$ (2,067)	$ 7,152	$ (2,067)
Total temporarily impaired
investment securities	1	$ -	$ -	$ 7,152	$ (2,067)	$ 7,152	$ (2,067)

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At December 31, 2019, it had a book value of $9.2 million and a fair value of $7.2 million.  The Company has evaluated the securities in the above tables as of December 31, 2019 and has concluded that none of these securities has impairment that is other-than-temporary.  The Company evaluates whether an other than temporary impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If other than temporary impairment is determined, the Company estimates expected future cash flows to determine the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.  Based upon this evaluation, the Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in interest rates after the securities were purchased.  The securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to interest rates.  The Company’s unrealized loss for the debt securities, which includes one single issuer trust preferred security, is primarily related to general market conditions and the resultant lack of liquidity in the market.  The severity of the temporary impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis for each investment is performed at the security level.  As a result of its review, the Company concluded that other-than-temporary impairment did not exist due to the Company’s ability and intention to hold these securities to recover their amortized cost basis.

 Note  E—Loans

The Company originates loans for sale or securitization into commercial mortgage backed securities or to other commercial loan purchasers and to secondary government guaranteed loan markets.  The Company has elected the fair value option for the balance of these loans, classified as commercial loans held-for-sale, to better reflect the economics of the transactions.  At December 31, 2019 and 2018, the fair value of these loans was $1.18 billion and $688.5 million, and the unpaid principal balance was $1.17 billion and $685.1 million, respectively.  Included in the net realized and unrealized gains (losses) on loans originated for sale in the consolidated statement of operations were changes in fair value resulting in an unrealized gain of $963,000 in 2019, unrealized loss of $979,000 in 2018 and unrealized gains of $1.8 million in 2017. These amounts are net of credit related reductions in fair value of $486,000 and $829,000, respectively, in 2019 and 2018, related to a single loan.  In 2017, there was no decrease in fair value based upon instrument-specific credit risk.  The fair value of such loans is reduced to the amount of the government guarantee.  Interest earned on loans held-for-sale during the period held is recorded in Interest Income – Loans, including fees in the consolidated statements of operations.

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

Because of credit enhancements for each security, cash flows were not reduced by expected losses.  For each of the securitizations, the Company has recorded a gain upon structuring which is comprised of (i) the excess of consideration received by the Company in the transaction over the carrying value of the loans at securitization, less related transactions costs incurred; and (ii) the recognition of previously deferred origination and exit fees.

A summary of securitizations and securities obtained from those securitizations is as follows:

•

In the third quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE6 Trust, securitizing $778.2 million of loans and recording a $14.2 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $51.6 million based upon an initial discount rate of 4.12%.

•

In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $11.2 million gain.  The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%.

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

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	December 31,	December 31,
	2019	2018

SBL non-real estate	$ 84,579	$ 76,340
SBL commercial mortgage	218,110	165,406
SBL construction	45,310	21,636
Small business loans *	347,999	263,382
Direct lease financing	434,460	394,770
SBLOC / IBLOC **	1,024,420	785,303
Other specialty lending	3,055	31,836
Other consumer loans ***	4,554	16,302
	1,814,488	1,491,593
Unamortized loan fees and costs	9,757	10,383
Total loans, net of unamortized loan fees and costs	$ 1,824,245	$ 1,501,976

	December 31,	December 31,
	2019	2018

SBL loans, including unamortized fees and costs of $4,215 and $7,478 for December 31, 2019 and December 31, 2018, respectively	$ 352,214	$ 270,860
SBL loans included in held-for-sale	220,358	199,977
Total small business loans	$ 572,572	$ 470,837

*The preceding table shows small business loans (SBL) and SBL held-for-sale at the dates indicated (in thousands).  While the majority of SBL is comprised of SBA loans, SBL also includes $16,952,000 and $0 of non-SBA loans as of December 31, 2019 and 2018, respectively.

**Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.

***Included in the table above under Other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $882,000 and $7.2 million at December 31, 2019 and 2018, respectively.  Overdraft charge-offs and recoveries are reflected in the allowance for loan and leases losses.

The following table provides information about impaired loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

	December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 175	$ 1,469	$ -	$ 334	$ -
SBL commercial mortgage	-	-	-	-	-
Direct lease financing	437	548	-	425	28
Consumer - home equity	1,612	1,612	-	1,648	10
With an allowance recorded
SBL non-real estate	3,541	3,541	(2,806)	2,816	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	434	434	(145)	617	66
Consumer - home equity	129	129	(17)	26	-
Total
SBL non-real estate	3,716	5,010	(2,806)	3,150	70
SBL commercial mortgage	458	458	(71)	505	-
Direct lease financing	871	982	(145)	1,042	94
Consumer - home equity	1,741	1,741	(17)	1,674	10
	$ 6,786	$ 8,191	$ (3,039)	$ 6,371	$ 174

The following table summarizes the Company’s non-accrual loans, loans past due 90 days and other real estate owned at December 31, 2019 and 2018, respectively (the Company had no non-accrual leases at December 31, 2019 or December 31, 2018):

	December 31,
	2019	2018
	(in thousands)
Non-accrual loans
SBL non-real estate	$ 3,693	$ 2,590
SBL commercial mortgage	1,047	458
SBL construction	711	-
Consumer	345	1,468
Total non-accrual loans	5,796	4,516

Loans past due 90 days or more and still accruing	3,264	954
Total non-performing loans	9,060	5,470
Other real estate owned	-	-
Total non-performing assets	$ 9,060	$ 5,470

Interest which would have been earned on loans classified as non-accrual at December 31, 2019 and 2018, was $388,000 and $255,000, respectively.

The Company’s loans that were modified as of December 31, 2019 and 2018 and considered troubled debt restructurings are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 1,309	$ 1,309	5	$ 1,564	$ 1,564
Direct lease financing	1	286	286	3	870	870
Consumer	2	489	489	2	513	513
Total	11	$ 2,084	$ 2,084	10	$ 2,947	$ 2,947

The balances below provide information as to how the loans were modified as troubled debt restructured loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 51	$ 1,258	$ -	$ 85	$ 1,479
Direct lease financing	-	286	-	-	434	436
Consumer	-	-	489	-	-	513
Total	$ -	$ 337	$ 1,747	$ -	$ 519	$ 2,428

The Company had no commitments to extend additional credit to loans classified as a troubled debt restructuring as of December 31, 2019 and a commitment to extend $27,000 to one loan classified as a troubled debt restructuring as of December 31, 2018.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded value of the loan.  At December 31, 2019, there were eleven troubled debt restructured loans with a balance of $2.1 million which had specific reserves of $1.0 million.  These reserves related primarily to the non-guaranteed portion of SBA loans for start-up businesses.

The following table summarizes as of December 31, 2019 loans that were restructured within the last 12 months that have subsequently defaulted (in thousands).

	December 31, 2019
	Number	Pre-modification recorded investment
SBL non-real estate	1	$ 660
Total	1	$ 660

A detail of the changes in the allowance for loan and lease losses by loan category is as follows (in thousands):

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(1,362)	-	-	(528)	-	-	(1,103)	-	(2,993)
Recoveries	125	-	-	51			2	-	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238

Ending balance: Individually evaluated for impairment	$ 2,961	$ 136	$ 36	$ -	$ -	$ -	$ 9	$ -	$ 3,142

Ending balance: Collectively evaluated for impairment	$ 2,024	$ 1,336	$ 396	$ 2,426	$ 553	$ 12	$ 31	$ 318	$ 7,096

Loans:
Ending balance	$ 84,579	$ 218,110	$ 45,310	$ 434,460	$ 1,024,420	$ 3,055	$ 4,554	$ 9,757	$ 1,824,245

Ending balance: Individually evaluated for impairment	$ 4,139	$ 1,047	$ 711	$ 286	$ -	$ -	$ 610	$ -	$ 6,793

Ending balance: Collectively evaluated for impairment	$ 80,440	$ 217,063	$ 44,599	$ 434,174	$ 1,024,420	$ 3,055	$ 3,944	$ 9,757	$ 1,817,452

	December 31, 2018
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning balance 1/1/2018	$ 3,145	$ 1,120	$ 136	$ 1,495	$ 365	$ 57	$ 581	$ 197	$ 7,096
Charge-offs	(1,348)	(157)	-	(637)	-	-	(21)	-	(2,163)
Recoveries	57	13	-	64			1	-	135
Provision (credit)	2,782	(35)	114	1,103	28	3	(453)	43	3,585
Ending balance	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653

Ending balance: Individually evaluated for impairment	$ 2,806	$ 71	$ -	$ 145	$ -	$ -	$ 17	$ -	$ 3,039

Ending balance: Collectively evaluated for impairment	$ 1,830	$ 870	$ 250	$ 1,880	$ 393	$ 60	$ 91	$ 240	$ 5,614

Loans:
Ending balance	$ 76,340	$ 165,406	$ 21,636	$ 394,770	$ 785,303	$ 31,836	$ 16,302	$ 10,383	$ 1,501,976

Ending balance: Individually evaluated for impairment	$ 3,716	$ 458	$ -	$ 871	$ -	$ -	$ 1,741	$ -	$ 6,786

Ending balance: Collectively evaluated for impairment	$ 72,624	$ 164,948	$ 21,636	$ 393,899	$ 785,303	$ 31,836	$ 14,561	$ 10,383	$ 1,495,190

The Company did not have loans acquired with deteriorated credit quality at either December 31, 2019 or December 31, 2018.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

	December 31, 2018
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 346	$ 125	$ -	$ 2,590	$ 3,061	$ 73,279	$ 76,340
SBL commercial mortgage	-	-	-	458	458	164,948	165,406
SBL construction	-	694	-	-	694	20,942	21,636
Direct lease financing	2,594	1,572	954	-	5,120	389,650	394,770
SBLOC	487	-	-	-	487	784,816	785,303
Other specialty lending	108	-	-	-	108	31,728	31,836
Consumer - other	-	-	-	-	-	9,147	9,147
Consumer - home equity	-	-	-	1,468	1,468	5,687	7,155
Unamortized loan fees and costs	-	-	-	-	-	10,383	10,383
	$ 3,535	$ 2,391	$ 954	$ 4,516	$ 11,396	$ 1,490,580	$ 1,501,976

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio excluding loans held-for-sale at the dates indicated (in thousands):

	December 31, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 76,108	$ 3,045	$ 4,430	$ -	$ -	$ -	$ 996	$ 84,579
SBL commercial mortgage	208,809	2,249	5,577	-	-	-	1,475	218,110
SBL construction	44,599	-	711	-	-	-	-	45,310
Direct lease financing	420,289	-	8,792	-	-	-	5,379	434,460
SBLOC / IBLOC	942,858	-	-	-	-	-	81,562	1,024,420
Other specialty lending	3,055	-		-	-	-	-	3,055
Consumer	2,545	-	345	-	-	-	1,664	4,554
Unamortized loan fees and costs	-	-	-	-	-	-	9,757	9,757
	$ 1,698,263	$ 5,294	$ 19,855	$ -	$ -	$ -	$ 100,833	$ 1,824,245

	December 31, 2018
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 67,809	$ 1,641	$ 4,517	$ -	$ -	$ 347	$ 2,026	$ 76,340
SBL commercial mortgage	158,667	273	458	-	-	5,498	510	165,406
SBL construction	19,912	-	694	-	-	843	187	21,636
Direct lease financing	382,860	2,157	1,456	-	-	3,623	4,674	394,770
SBLOC	775,153	-	-	-	-	-	10,150	785,303
Other specialty lending	31,749	-	-	-	-	-	87	31,836
Consumer	5,849	-	1,742	-	-	-	8,711	16,302
Unamortized loan fees and costs	-	-	-	-	-	-	10,383	10,383
	$ 1,441,999	$ 4,071	$ 8,867	$ -	$ -	$ 10,311	$ 36,728	$ 1,501,976

* At December 31, 2019, in excess of 50% of the total continuing loan portfolio was reviewed. The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Security Backed Lines of Credit (SBLOC) – The targeted review threshold for 2019 was 40% with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sampling of a minimum of 20 of the remaining loans will be reviewed each quarter.  At December 31, 2019, approximately 55% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2019 was 40% with the largest 25% of IBLOCs by commitment to be reviewed annually.  A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter.  At December 31, 2019, approximately 57% of the IBLOC portfolio had been reviewed.

SBA Loans – The targeted review or rated threshold for 2019 was 100%, to be rated and/or reviewed within 90 days of funding, less fully guaranteed loans purchased for CRA.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of all loans exceeding $1.0 million and any classified loans.  At December 31, 2019, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Direct Lease Financing – The targeted review threshold for 2019 was 35%.  At December 31, 2019, approximately 54% of the leasing portfolio had been reviewed. All lease relationships exceeding $1.0 million are reviewed.

Commercial Mortgaged Backed Securities (Floating Rate) – The targeted review threshold for 2019 was 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At December 31, 2019, approximately 100% of the CMBS floating rate loans on the books more than 90 days had been reviewed.

Commercial Mortgaged Backed Securities (Fixed Rate) - 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At December 31, 2019, approximately 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending - Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At December 31, 2019, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit, or HELOC – The targeted review threshold for 2019 was 50%.  The largest 25% of HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter. At December 31, 2019, approximately 85% of the HELOC portfolio had been reviewed.

Note F—Premises and Equipment

Premises and equipment are as follows (in thousands):

		December 31,
	Estimated
	useful lives	2019	2018
Land	-	$ 1,732	$ -
Buildings	39 years	3,436	-
Furniture, fixtures, and equipment	3 to 12 years	52,172	51,789
Leasehold improvements	6 to 10 years	11,035	14,246
		68,375	66,035
Accumulated depreciation		(50,837)	(47,140)
		$ 17,538	$ 18,895

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $3.7 million,  $4.0 million and $4.5 million, respectively.

Note G—Time Deposits

At December 31, 2019, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2020	$ 475,000
2021	-
2022	-
2023	-
2024	-
$ 475,000

There were no time deposits outstanding at December 31, 2018.

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

The Company holds variable interests in Walnut Street 2014-1 LLC (WS 2014), accounted for as a debt instrument for which the Company elected the fair value option.  The debt acquired was a 49% equity interest in WS 2014 as well as 100% of the A-Notes and 49% of the B-Notes that WS 2014 issued in a securitization transaction. The assets within the securitization consisted of loans and loan collateral from the Company’s discontinued loan portfolio.  The variable interests relate to the economic interests held by the Company in WS 2014 and the asset management contract between the Company and WS 2014.  The Company is not the primary beneficiary, as it does not have the controlling financial interest in WS 2014, and therefore does not consolidate WS 2014.  At December 31, 2019, the Company’s investment in WS 2014 was $39.2 million and was classified as an investment in unconsolidated entity in the consolidated balance sheet.  The Company’s remaining exposure to loss is equal to the balance of the Company’s interest, or $39.2 million.

The following table shows the total unpaid principal amount of assets held in WS 2014, shown as commercial and other, at December 31, 2019 and 2018 (in thousands).  Continuing involvement for WS 2014 includes servicing the loans and holding senior interests or subordinated interests.  It also separately shows the Company’s interests in CRE1, CRE2, CRE3, CRE4, CRE5 and CRE6, which represent single securities purchased by the Company in each of the securitizations for which the Company generated all of the commercial mortgage-backed loan collateral.

	December 31, 2019
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs (b)
Commercial and other	$ 56,661	$ -	$ 56,661	$ 39,154
Commercial mortgage-backed securities
CRE1 (c)	52,143	-	52,143	16,794
CRE2	134,216	-	134,216	12,570
CRE3	221,285	-	221,285	19,861
CRE4	296,827	-	296,827	29,612
CRE5	494,567	-	494,567	38,496
CRE6	775,557	-	775,557	51,558

	December 31, 2018
	Principal amount outstanding			The Company's
			Assets held in	interest
	Total assets	Assets held in	nonconsolidated	in securitized
	held by	consolidated	VIEs with	assets in
	securitization	securitization	continuing	nonconsolidated
	VIEs (a)	VIEs	involvement	VIEs
Commercial and other	$ 152,893	$ -	$ 152,893	$ 59,273
Commercial mortgage-backed securities
CRE1	126,393	-	126,393	16,687
CRE2	238,231	-	238,231	16,565
CRE3	284,069	-	284,069	24,390
CRE4	336,374	-	336,374	32,513

(a) Consists of notes backed by commercial loans predominantly secured by real estate.

(b) For securities purchased from securitizations which comprise the Company's interest: CRE1 and CRE2 are non-rated and CRE3, CRE4, CRE5 and CRE6 are "A-" rated as of December 31, 2019.  CRE1, CRE2, CRE3, CRE4, and CRE5 are valued  by discounted cash flow analysis and CRE6 is priced by a pricing service.

(c) The  Company's $16.8 million  interest would have been repaid in October 2019 had remaining underlying loan collateral been paid as agreed. However, remaining collateral comprised of one commercial real estate owned property, a second loan in process of collection and an extended loan, are instead in the process of disposition.  While the estimated value of these sources of repayment exceeds the amount to be repaid to the Company and other applicable bondholders, there can be no assurance that the Company's interest will be fully repaid or as to the timing of repayment.

Note I—Debt

1.	Short-term borrowings

The Bank has overnight borrowing capacity with the Federal Home Loan Bank of Pittsburgh which amounted to $248.8 million at December 31, 2019.  Borrowings under this arrangement have a variable interest rate.  The Bank also had a $1.11 billion line with the FRB as of that date.  As of December 31, 2019, the Bank did not have any borrowings outstanding on these lines.  The details of these categories are presented below:

	As of or for the year ended December 31,
	2019	2018	2017
	(dollars in thousands)

Short-term borrowings
Balance at year-end	$ -	$ -	$ -
Average during the year	129,031	20,346	23,281
Maximum month-end balance	300,000	100,000	50,000
Weighted average rate during the year	2.43%	2.22%	1.39%
Rate at December 31	1.50%	2.35%	1.34%

2.Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  The detail of securities sold under agreements to repurchase is presented below:

	As of or for the year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Securities sold under repurchase agreements
Balance at year-end	$ 82	$ 93	$ 217
Average during the year	90	173	240
Maximum month-end balance	93	223	274
Weighted average rate during the year	0.00%	0.00%	0.00%
Rate at December 31	0.15%	0.15%	0.23%

3. Guaranteed preferred beneficiary interest in the Company’s subordinated debt

As of December 31, 2019, the Company held two statutory business trusts: The Bancorp Capital Trust II and The Bancorp Capital Trust III.  In each case, the Company owns all the common securities of the Trust.  The Trusts issued preferred capital securities to investors and invested the proceeds in the Company through the purchase of junior subordinated debentures issued by the Company.  These debentures are the sole assets of the Trusts.

•	The $10.3 million of debentures issued to The Bancorp Capital Trust II on November 28, 2007 mature on March 15, 2038, and bear interest at an annual rate equal to 3-month LIBOR plus 3.25%.
•	The $3.1 million of debentures issued to The Bancorp Capital Trust III on November 28, 2007 mature on March 15, 2038, and bear interest at a floating annual rate equal to 3-month LIBOR plus 3.25%.

As of December 31, 2019, the Trusts qualify as VIEs under ASC 810, Consolidation.  However, the Company is not considered the primary beneficiary and, therefore, the Trusts are not consolidated in the Company’s consolidated financial statements. The Trusts are accounted for under the equity method of accounting.

Note J—Shareholders’ Equity

In 2011, the Company adopted a common stock repurchase program in which share repurchases reduce the amount of shares outstanding.  Repurchased shares may be reissued for various corporate purposes.  As of December 31, 2011, the Company had repurchased 100,000 shares of the total 750,000 maximum number of shares authorized by the Board of Directors.  The 100,000 shares were repurchased at an average cost of $8.66 per share.  Shares were repurchased at market price and were recorded as treasury stock at that amount, using the cost method

Note K—Benefit Plans

401 (k) Plan

The Company maintains a 401(k) savings plan covering substantially all employees of the Company.  Under the plan, the Company matches 50% of the employee contributions for all participants, not to exceed 6% of their salary.  Contributions made by the Company were approximately $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively and are reflected in salaries and employee benefits in the consolidated statement of operations.

Supplemental Executive Retirement Plan

In 2005, the Company began contributing to a supplemental executive retirement plan for its former Chief Executive Officer that provides annual retirement benefits of $25,000 per month until death.  There were $300,000 of disbursements under the plan in 2019, 2018 and 2017, respectively.  The actuarial assumptions reflected a discount rate of 2.62% and a monthly benefit of $25,000. Projected payouts for years each of years 2020 through 2024, inclusive are projected at $300,000 per year, and $1.1 million for each of the subsequent five years. The Company adjusts its related liability to actuarially derived estimates of lifetime payouts based upon actuarial tables as follows: SOA Pri-2012 Amount-Weighted White Collar Retiree Mortality Table with Mortality Improvement Scale MP-2019. The Company expensed $357,000 for the year ended December 31, 2019.  The Company reversed $34,000 of expense for the year ended December 31, 2018 and expensed $219,000 for this plan for the year ended December 31, 2017 based upon changes to actuarial tables.  As of December 31, 2019, the Company had accrued $3.3 million for potential future payouts.

Note L—Income Taxes

The Company operates predominantly in the United States and is subject to corporate net income taxes for federal and state purposes.  The Company sold its minimal operations in Europe in April 2017.  These taxes were not considered material to the overall financial statements. Tax expense is computed in total on combined continuing and discontinued operations, then separately for continuing operations which is subtracted from that total.  The remainder is shown as tax expense for discontinued operations.  The components of income tax expense included in the statements of continuing operations are as follows:

	For the years ended
	December 31,
	2019	2018	2017
	(in thousands)
Current tax provision
Federal	$ 14,407	$ 11,038	$ 1,044
State	5,212	5,379	1,213
	19,619	16,417	2,257
Deferred tax provision (benefit)
Federal	1,382	13,926	22,599
State	225	1,898	(1,800)
	1,607	15,824	20,799
	$ 21,226	$ 32,241	$ 23,056

The differences between applicable income tax expense (benefit) from continuing operations and the amounts computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 and 34% for 2017, are as follows:

	For the years ended
	December 31,
	2019	2018	2017
	(in thousands)

Computed tax expense at statutory rate	$ 15,224	$ 25,154	$ 13,734
Tax effect of federal rate change	-	-	17,293
State taxes	4,140	6,148	1,199
Tax-exempt interest income	(467)	(408)	(1,600)
Meals and entertainment	97	80	63
Civil money penalty	1,870	-	-
Other nondeductible items	263	546	2,421
Valuation allowance - domestic	-	721	(9,813)
Other	99	-	(241)
	$ 21,226	$ 32,241	$ 23,056

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Cumulative temporary differences recognized in the financial statement of position are as follows:

	For the years ended
	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ 2,150	$ 1,817
Non-accrual interest	867	1,993
Deferred compensation	692	680
State taxes	1,333	1,558
Nonqualified stock options	1,806	1,440
Capital loss limitations	3,579	3,579
Tax deductible goodwill	3,064	3,462
Partnership interest, Walnut St basis difference	12,420	10,412
Fair value adjustment to investments	808	753
Loan charges	3,434	4,352
Unrealized loss on AFS securities	-	5,240
Other	1,326	1,260
Total gross deferred tax assets	31,479	36,546
Federal and state valuation allowance	(14,869)	(12,952)

Deferred tax liabilities:
Unrealized gains on investment securities available for sale	2,237	-
Discount on Class A notes	92	92
Depreciation	1,743	1,880
Total deferred tax liabilities	4,072	1,972
Net deferred tax asset	$ 12,538	$ 21,622

Management assesses all available positive and negative evidence to determine whether it is more likely than not that the Company will be able to recognize the existing deferred tax assets.  The majority of valuation allowances reversed in 2017 with the remaining valuation allowance reflecting capital losses in Walnut Street.  The remaining valuation allowance will likely reverse only to the extent that recoveries exceed any potential future losses in Walnut Street.  The federal and state valuation allowance at December 31, 2019 and 2018, respectively, was $14.9 million and $12.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance at January 1	$ 338	$ 338	$ 339
Decreases in tax provisions for prior years	-	-	(1)
Gross unrecognized tax benefits at December 31	$ 338	$ 338	$ 338

Management does not believe these amounts will significantly increase or decrease within 12 months of December 31, 2019.  The total amount of unrecognized tax benefits, if recognized, will impact the effective tax rate.

Tax years after 2016 remain subject to examination by the federal authorities and 2015 and after remain subject to examination by most of the state tax authorities. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  To date, no amounts of interest or penalties relating to unrecognized tax benefits have been recorded.

Note M—Stock-Based Compensation.

In May 2018, the Company adopted an Equity Incentive Plan (the 2018 Plan).  Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2018 Plan.  The option term may not exceed 10 years from the date of the grant.  Any employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 1,700,000 shares of common stock were reserved for issuance under the 2018 Plan. Restricted stock units may also be granted under the 2018 Plan with conditions similar to those for options.

In May 2013, the Company adopted a Stock Option and Equity Plan (the 2013 Plan).  Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2013 Plan.  The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 2,200,000 shares of common stock were originally reserved for issuance under the 2013 Plan but none remain. Restricted stock units may also be granted under the 2013 Plan with conditions similar to those for options.

In May 2011, the Company adopted a Stock Option and Equity Plan (the 2011 Plan).  Employees and directors of the Company and the Bank and consultants (with restrictions) are eligible to participate in the 2011 Plan.  The option term may not exceed 10 years from the date of the grant.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 1,400,000 shares of common stock were originally reserved for issuance under the 2011 Plan but none remain.

In June 2005, the Company adopted an Omnibus Equity Compensation Plan (the 2005 Plan).  Employees and directors of the Company and the Bank are eligible to participate in the 2005 Plan.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 1,000,000 shares of common stock were originally reserved for issuance under the 2005 Plan but none remain.  Options granted under the 2005 Plan expire on the tenth anniversary of their grant.

In October 1999, the Company adopted a stock option plan (the 1999 Plan).  Employees and directors of the Company and the Bank were eligible to participate in the 1999 Plan.  An employee or consultant who possesses more than 10 percent of voting power of all classes of stock of the Company, or any parent or subsidiary, may not have options with terms exceeding five years from the date of grant.  An aggregate of 1,000,000 shares of common stock were originally reserved for issuance under the 1999 Plan, with no more than 75,000 shares being issuable to non-employee directors, but none remain.  Options vested over four years and expire on the tenth anniversary of the grant.

A summary of the Company’s stock options is presented below:

			Weighted-average
			remaining
		Weighted-average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
	(in thousands except per share data)

Outstanding at January 1, 2019	1,276,500	$ 8.23	3.77	$ 511,200
Granted	65,104	8.57	3.13	286,458
Exercised	(30,000)	8.59	-	75,975
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2019	1,311,604	$ 8.24	3.11	$ 6,203,523
Exercisable at December 31, 2019	1,171,500	$ 8.32	2.56	$ 5,450,565

A summary of the Company’s restricted stock units is presented below:

		Weighted-average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2019	850,937	$ 8.84	1.44
Granted	930,831	8.57	1.96
Vested	(464,430)	8.21	-
Forfeited	(63,411)	8.96	-
Outstanding at December 31, 2019	1,253,927	$ 8.87	1.64

In 2019, The Company granted 930,831 restricted stock units at a fair value of $8.57 of which 863,331 had a vesting period of three years and 67,500 had a vesting period of one year.  In 2018, the Company granted 507,792 restricted stock units at a fair value of $11.07 per unit of which 440,292 had a vesting period of 2.8 years and 67,500 had a vesting period of one year.  In 2017, the Company granted 955,024 restricted stock units at a fair value of $5.47 per unit of which 820,024 had a vested period of three years and 135,000 had a vesting period of one year.

A summary of the status of the Company’s non-vested options under the plans as of December 31, 2019, and changes during the year then ended, is presented below:

		Weighted-average
		grant date
	Shares	fair value
Non-Vested at January 1, 2019	150,000	$ 2.89
Granted	65,104	3.84
Vested	(75,000)	2.89
Expired	-	-
Forfeited	-	-
Non-Vested at December 31, 2019	140,104	$ 3.33

The Company granted 65,104 common stock options in 2019, with a vesting period of four years, whereas in 2018 and 2017 the Company did not grant any common stock options.  The weighted average fair value of the stock options issued in 2019 was $3.84.

There were 494,430 options exercised and restricted stock units vested in 2019, 594,673 options exercised and restricted stock units vested in 2018 and 468,431 options exercised and restricted stock units vested in 2017.  The total intrinsic value of the options exercised and stock units vested in 2019, 2018 and 2017 was $4.4 million, $6.2 million and $3.0 million, respectively.  The total issuance date fair value of options that were exercised and restricted units which vested during the year ended December 31, 2019 was $4.0 million.

As of December 31, 2019, there was a total of $7.3 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.6 years.  For the years ended December 31, 2019, 2018 and 2017 total compensation expense under share based payment arrangements was $5.7 million, $3.4 million and $3.2 million respectively, and the related tax benefits recognized were $1.2 million, $724,000 and $1.1 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	December 31,
	2019	2018	2017
Risk-free interest rate	2.63%	-	-
Expected dividend yield	0%	-	-
Expected volatility	0% - 41.8%	-	-
Expected lives (years)	1.0 - 6.3	-	-

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the year ended December 31, 2019 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimates forfeitures using historical data based upon the groups identified by management.

Note N—Transactions with Affiliates

The Bank maintains deposits for various affiliated companies totaling approximately $0 million and $2.6 million as of December 31, 2019 and 2018, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At December 31, 2019, these loans were current as to principal and interest payments, and did not involve more than normal risk of collectability.  At December 31, 2019 and 2018, loans to these related parties amounted to $2.3 million and $2.0 million, respectively.

The Bank has periodically purchased securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In 2019, the Company purchased $2.3 million of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for the SBA loans are verified to market rates and no separate commissions or fees are paid to that firm. The Company has previously purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB complied fully with the terms of the repurchase agreements. There were no repurchase agreements outstanding at December 31, 2019 and 2018.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $1.1 million in 2019, $3.0 million in 2018 and $3.5 million in 2017 for legal services.

Note O—Commitments and Contingencies

1. Operating Leases

As part of its cost control efforts, the Company is actively managing its facilities.  The Company exited its Philadelphia and Tampa leased sites and one of its New York offices, and has subleased all three offices.  The Company’s lease for its Delaware operations facility expires in 2025.  The occupied New York and Norristown sites are business production offices, and the leases will expire in 2024. The Company also has leases for business production offices in Maryland, Minnesota, North Carolina, Pennsylvania, Utah and Washington State that expire at various times through 2022.  The Company’s lease in South Dakota for its prepaid and debit card division, also expires in 2022.  The Company’s leases in Illinois for its Small Business Lending division, and in New Jersey for its leasing business, expire in 2020.

These leases require the Company to pay the real estate taxes and insurance on the leased properties in addition to rent.  The approximate future minimum annual rental payments, including any additional rents for escalation clauses, are as follows (in thousands):

Year ending December 31,

2020	$ 4,314
2021	3,939
2022	3,536
2023	3,320
2024	3,211
Thereafter	2,222
$ 20,542

Rent and related expense for the years ended December 31, 2019, 2018 and 2017 was approximately $5.0 million, $4.5 million and $4.4 million net of sublease rentals of approximately $586,300,  $186,300 and $100,200, respectively.

2.	Legal Proceedings

The Company received a subpoena from the SEC, dated March 22, 2016, relating to an investigation by the SEC of the Company's restatement of its financial statements for the years ended December 31, 2010 through December 31, 2013 and the interim periods ended March 31, 2014, June 30, 2014 and September 30, 2014, which restatement was filed with the SEC on September 28, 2015, and the facts and circumstances underlying the restatement.   On September 19, 2019, the Company agreed, without admitting or denying any of the SEC’s allegations, to resolve the investigation by consenting to the entry of an order by the SEC that: (1) the Company will cease and desist from committing or causing any violations of the books-and-records provisions of the Securities Exchange Act and the relevant rules thereunder; and (2) the Company will pay a penalty of $1.4 million (the “Settlement Payment”) to the SEC.  The Company recognized a charge in its third fiscal quarter in the amount of the Settlement Payment.  As a result of the settlement certain costs to the Company related to the investigation will cease, including the legal costs of the investigation, compliance with the SEC’s subpoena, and cooperation with the SEC.

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

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.  The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and is defending itself.  The Bank and other defendants filed a motion to dismiss the action, but the motion was denied on February 7, 2020.  At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

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

The approximate contract amounts and maturity term of the Company’s unused credit commitments are as follows:

	December 31,
	2019	2018
	(in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 2,340,954	$ 1,683,499
Standby letters of credit	3,512	1,150
	$ 2,344,466	$ 1,684,649

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. The vast majority of commitments to extend credit arise from security backed lines of credit (SBLOC) which are variable rate and which represent collateral values available to support additional extensions of credit, and not expected usage. The majority of such lines of credit have historically not been drawn upon.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  Based upon periodic analysis of the Company’s standby letters of credit, management has determined that a reserve is not necessary at December 31, 2019. The Company reduces any potential liability on its standby letters of credit based upon its estimate of the proceeds obtainable upon the liquidation of the collateral held.  Fair values of unrecognized financial instruments, including commitments to extend credit and the fair value of letters of credit, are considered immaterial.  The standby letters of credit expire as follows: $3.4 million in 2020 and $124,000 in 2021.

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

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to assets and liabilities.  It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosures concerning fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Level 1 valuation is based on quoted market prices for identical assets or liabilities to which the Company has access at the measurement date.  Level 2 valuation is based on other observable inputs for the asset or liability, either directly or indirectly.  This includes quoted prices for similar assets in active or inactive markets, inputs other than quoted prices that are observable for the asset or liability such as yield curves, volatilities, prepayment speeds, credit risks, default rates, or inputs that are derived principally from, or corroborated through, observable market data by market-corroborated reports. Level 3 valuation is based on “unobservable inputs” that are the best information available in the circumstances.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels in 2019, 2018 and 2017, consisted only of transfers resulting from the availability or non-availability of third party pricing for CRE securities from the Company’s securitizations, see Note E. For fair value disclosure purposes, the Company utilized certain value measurement criteria required under the ASC 820, “Fair Value Measurements and Disclosures”, as discussed below.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the FRB and securities purchased under agreements to resell, had recorded values of $944.5 million and $554.3 million at December 31, 2019 and 2018, respectively, which approximated fair values.

Investment securities have estimated fair values based on quoted market prices or other observable inputs, if available, or by an estimation methodology based on management’s inputs.  The fair values of the Company’s investment securities held-to-maturity and investments in certain available-for-sale securities are determined using unobservable (Level 3) inputs that are based on the best information available in the circumstances when market information is not available.  For these investment securities, fair values are based on the present value of expected cash flows from principal and interest.

Commercial loans held-for-sale generally have estimated fair values based upon market indications of the sales price of such loans from recent sales transactions. If such information is not available, fair values reflect cash flow analysis based upon pricing for similar loans. The analysis is performed on an individual loan basis for commercial mortgage loans and a pooled basis for SBA loans.

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

Investment in unconsolidated entity - On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, WS 2014. For information regarding this transaction see Note H.  The fair value of the notes issued to the Bank by WS 2014 was initially established by the sales price and subsequently marked to fair value which is determined using a discounted cash flow analysis.  At December 31, 2019, the cash flows were modeled using a discount rate of 5.84%, based on market indications.  A constant default rate on cash flowing loans of 1%, net of recoveries, was utilized.  The change in value of investment in unconsolidated entity in the consolidated statements of operations reflects changes in estimated fair value.

Assets held-for-sale from discontinued operations as of December 31, 2019 are held at the lower of cost basis or market value.  For loans, market value was determined using the income approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held-for-sale are based on “unobservable inputs” that are based upon available information.  For commercial loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third party appraisers, reduced by 7% to 10% for estimated selling costs.

Demand deposits (comprising interest and non-interest bearing checking accounts, savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (generally, their carrying amounts).  The fair values of securities sold under agreements to repurchase and short term borrowings are equal to their carrying amounts as they are overnight borrowings. There were no short term borrowings outstanding at December 31, 2019 or 2018.

Time deposits and subordinated debentures have a fair value estimated using a discounted cash flow calculation that applies current interest rates to discount expected cash flows. There were $475.0 million time deposits outstanding at December 31, 2019 and $0 at December 31, 2018.

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

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees.  The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit.  Fair values of unrecognized financial instruments, including commitments to extend credit, and the fair value of letters of credit are considered immaterial. Fair value information for specific balance sheet categories is as follows.

	December 31, 2019
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$ 1,320,692	$ 1,320,692	$ -	$ 1,203,359	$ 117,333
Investment securities, held-to-maturity	84,387	83,002	-	75,850	7,152
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	5,342	-	-	5,342
Commercial loans held-for-sale	1,180,546	1,180,546	-	-	1,180,546
Loans, net of deferred loan fees and costs	1,824,245	1,826,154	-	-	1,826,154
Investment in unconsolidated entity	39,154	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	140,657	-	-	140,657
Interest rate swaps, liability	232	232	-	232	-
Demand and interest checking	4,402,740	4,402,740	-	4,402,740	-
Savings and money market	174,290	174,290	-	174,290	-
Time deposits	475,000	475,000	-	-	475,000
Subordinated debentures	13,401	9,736	-	-	9,736
Securities sold under agreements to repurchase	82	82	82	-	-

	December 31, 2018
			Quoted prices	Significant
			in active	other	Significant
			markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Investment securities, available-for-sale	$ 1,236,324	$ 1,236,324	$ -	$ 1,211,934	$ 24,390
Investment securities, held-to-maturity	84,432	83,391	-	76,113	7,278
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,113	1,113	-	-	1,113
Commercial loans held-for-sale	688,471	688,471	-	-	688,471
Loans, net of deferred loan fees and costs	1,501,976	1,503,780	-	-	1,503,780
Investment in unconsolidated entity	59,273	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	197,831	-	-	197,831
Interest rate swaps, asset	1,681	1,681	-	1,681	-
Demand and interest checking	3,904,638	3,904,638	-	3,904,638	-
Savings and money market	31,076	31,076	-	31,076	-
Subordinated debentures	13,401	9,975	-	-	9,975
Securities sold under agreements to repurchase	93	93	93	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 52,910	$ -	$ 52,910	$ -
Asset-backed securities	244,349	-	244,349	-
Obligations of states and political subdivisions	65,568	-	65,568	-
Residential mortgage-backed securities	336,596	-	336,596	-
Collateralized mortgage obligation securities	222,727	-	222,727	-
Commercial mortgage-backed securities	398,542	-	281,209	117,333
Total investment securities, available-for-sale	1,320,692	-	1,203,359	117,333
Commercial loans held-for-sale	1,180,546	-	-	1,180,546
Investment in unconsolidated entity	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	-	-	140,657
Interest rate swaps, liability	232	-	232	-
	$ 2,680,817	$ -	$ 1,203,127	$ 1,477,690

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 53,362	$ -	$ 53,362	$ -
Asset-backed securities	188,602	-	188,602	-
Obligations of states and political subdivisions	67,986	-	67,986	-
Residential mortgage-backed securities	369,741	-	369,741	-
Collateralized mortgage obligation securities	262,207	-	262,207	-
Commercial mortgage-backed securities	294,426	-	270,036	24,390
Total investment securities, available-for-sale	1,236,324	-	1,211,934	24,390
Commercial loans held-for-sale	688,471	-	-	688,471
Investment in unconsolidated entity	59,273	-	-	59,273
Assets held-for-sale from discontinued operations	197,831	-	-	197,831
Interest rate swaps, asset	1,681	-	1,681	-
	$ 2,183,580	$ -	$ 1,213,615	$ 969,965

The Company’s Level 3 asset activity for the categories shown for the years 2019 and 2018 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Beginning balance	$ 24,390	$ 40,644	$ 688,471	$ 503,316
Transfers into level 3	100,664	-	-	-
Transfers out of level 3	-	(74,355)	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	25,986	19,850
Included in other comprehensive gain (loss)	688	(688)	-	-
Purchases, issuances, sales and settlements
Purchases	-	62,076	-	-
Issuances	-	-	1,795,376	866,303
Sales	-	-	(1,329,287)	(700,998)
Settlements	(8,409)	(3,287)	-	-
Ending balance	$ 117,333	$ 24,390	$ 1,180,546	$ 688,471

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ -	$ 963	$ (922)

Transfers between levels in 2019 and 2018, consisted of transfers resulting from the availability or non-availability of third party pricing for CRE securities from the Company’s securitizations, see Note E.

The Company’s Level 3 asset activity for the categories shown for the years 2019 and 2018 is as follows (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Beginning balance	$ 59,273	$ 74,473	$ 197,831	$ 304,313
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	(3,689)	(487)	352
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	2,125	1,664
Sales	-	-	(7,136)	(35,000)
Settlements	(20,119)	(11,511)	(49,021)	(62,754)
Charge-offs	-	-	(2,655)	(10,744)
Ending balance	$ 39,154	$ 59,273	$ 140,657	$ 197,831

The amount of total gains or (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date.	$ -	$ (3,689)	$ (487)	$ 352

	Fair value at	Fair value at			Range at	Range at
Level 3 instruments only	December 31, 2019	December 31, 2018	Valuation techniques	Unobservable inputs	December 31, 2019	December 31, 2018

Investment securities, available-for-sale	$ 117,333	$ 24,390	Discounted cash flow	Discount rate	4.05% - 8.18%	6.55%
Investment securities, held-to-maturity	7,152	7,278	Discounted cash flow	Discount rate	8.01%	8.80%
Federal Home Loan Bank and Atlantic	5,342	1,113	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and	1,826,154	1,503,780	Discounted cash flow	Discount rate	3.11% - 6.93%	4.22% - 6.93%
costs				Credit analysis
Commercial - SBL	220,358	199,977	Traders' pricing	Offered quotes	$101.6 - $107.9	$99.125 - $110
Commercial - fixed	88,986	95,307	Discounted cash flow	Discount rate	4.33% - 7.13%	5.23% - 6.92%
Commercial - floating	871,202	393,187	Discounted cash flow	Discount rate	4.51% - 6.81%	5.41% - 7.75%
Commercial loans held-for-sale	1,180,546	688,471
Investment in unconsolidated entity	39,154	59,273	Discounted cash flow	Discount rate	5.84%	6.30%
				Default rate	1.00%	1.00%
Assets held-for-sale from discontinued	140,657	197,831	Discounted cash flow	Discount rate,	3.49% -7.58%	4.26% - 8.36%
operations				Credit analysis
Subordinated debentures	9,736	9,975	Discounted cash flow	Discount rate	8.01%	8.81%

The following considerations are subject to judgments and uncertainties as of the balance sheet date.  Fair values in the above table which are estimated by the discounted cash flow method, are subject to uncertainty resulting from the discount rate used as of the reporting date.  The discount rates used are based on market comparables, which may vary significantly between periods based on credit spreads, interest rates movements or expected interest rate movements, or competitive factors.  Changes in these factors could have a significant impact on estimated fair values.  The discount rates utilized for loans, net of deferred loan fees and costs, and assets held-for-sale from discontinued operation reflect the results of credit analysis and collateral valuations, including that performed by the independent loan review department, to identify credit weaknesses which might require a higher discount rate.  Credit analysis of borrowers’ repayment capabilities are based on historical financial information or performance, which may not reflect future performance.  Collateral valuations such as appraisals, may not be realized upon ultimate sale.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, at December 31, 2019 and 2018 are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
		assets	inputs	inputs (1)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,651	$ -	$ -	$ 3,651
Intangible assets	2,315	-	-	2,315
	$ 5,966	$ -	$ -	$ 5,966

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans - collateral dependent (1)	$ 3,747	$ -	$ -	$ 3,747
Intangible assets	3,846	-	-	3,846
	$ 7,593	$ -	$ -	$ 7,593
(1)

The method of valuation approach for the impaired loans and other real estate owned was the market approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs.  Intangible assets are valued based upon internal analyses.

At December 31, 2019, principal on impaired loans and troubled debt restructurings that is accounted for on the basis of the value of underlying collateral, is shown in the above table at an estimated fair value of $3.7 million.  To arrive at that fair value, related loan principal of $6.8 million was reduced by specific reserves of $3.1 million within the allowance for loan losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the impaired balance at December 31, 2019, were troubled debt restructured loans with a balance of $2.1 million which had specific reserves of $1.0 million. At December 31, 2018, principal on impaired loans and troubled debt restructurings accounted for on the basis of the value of underlying collateral, is shown in the above table at estimated fair value of $3.7 million.  To arrive at that fair value, related loan principal of $6.7 million was reduced by the specific reserves of $3.0 million within the allowance for loan losses, as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by estimated costs to sell.  Included in the impaired balance at December 31, 2018, were troubled debt restructured loans with a balance of $2.9 million, which had specific reserves of $1.5 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual impaired loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.

Note R –Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale.  These instruments are not accounted for as effective hedges.  As of December 31, 2019, the Company had entered into six interest rate swap agreements with an aggregate notional amount of $37.8 million.  Under these swap agreements the Company receives an adjustable rate of interest based upon LIBOR.  The Company recorded a loss of $1.9 million and income of $647,000 and $1.8 million for the years ended December 31, 2019 and 2018 and 2017, respectively,  to recognize the fair value of derivative instruments. Those amounts are recorded on the consolidated statements of operations under net realized and unrealized gains (losses) on loans originated for sale.  At December 31, 2019, the amount payable by the Company under these swap agreements was $232,000.  At December 31, 2018, the amount receivable by the Company under these swap agreements was $1.7 million.  At December 31, 2019 and 2018, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $1.3 million and $251,000, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of December 31, 2019 are summarized below (in thousands):

	December 31, 2019
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	1.90%	95
December 23, 2025	6,800	2.16%	1.93%	(152)
December 24, 2025	8,200	2.17%	1.93%	(192)
January 28, 2026	3,000	1.87%	1.94%	(18)
July 20, 2026	6,300	1.44%	1.97%	133
December 12, 2026	3,200	2.26%	1.89%	(98)
Total	$ 37,800			$ (232)

The $232,000 fair value loss position of the outstanding derivatives at December 31, 2019 as detailed in the above table, was recorded in other liabilities on the consolidated balance sheet.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  The Bank has entered into consent orders with the FDIC which prohibits the Bank from paying dividends without prior FDIC approval. The Company had also received a Supervisory Letter from the Federal Reserve pursuant to which the Company might not pay dividends without prior Federal Reserve approval.  The requirement for Federal Reserve approval was lifted in fourth quarter 2019 at which time the letter was terminated.

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
	(dollars in thousands)
As of December 31, 2019
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 486,372	19.45%	$ 200,074	>=8.00	N/A	N/A
The Bancorp Bank	478,033	19.11%	200,068	8.00	250,085	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	476,134	19.04%	150,055	>=6.00	N/A	N/A
The Bancorp Bank	467,796	18.71%	150,051	6.00	200,068	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	476,134	9.63%	197,837	>=4.00	N/A	N/A
The Bancorp Bank	467,796	9.46%	197,831	4.00	247,289	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	476,134	19.04%	100,037	>=4.00	N/A	N/A
The Bancorp Bank	467,796	18.71%	112,538	4.50	162,555	>= 6.50%

As of December 31, 2018
Total capital
(to risk-weighted assets)
The Bancorp, Inc.	$ 424,682	21.07%	$ 161,238	>=8.00	N/A	N/A
The Bancorp Bank	416,077	20.61%	161,506	8.00	201,882	>= 10.00%

Tier I capital
(to risk-weighted assets)
The Bancorp, Inc.	416,029	20.64%	120,928	>=6.00	N/A	N/A

The Bancorp Bank	407,425	20.18%	121,129	6.00	161,506	>= 8.00%

Tier I capital
(to average assets)
The Bancorp, Inc.	416,029	10.11%	168,160	>=4.00	N/A	N/A
The Bancorp Bank	407,425	9.70%	171,019	4.00	213,774	>= 5.00%

Common equity tier 1
(to risk-weighted assets)
The Bancorp, Inc.	416,029	20.64%	80,619	>=4.00	N/A	N/A
The Bancorp Bank	407,425	20.18%	90,847	4.50	131,223	>= 6.50%

As of December 31, 2019, the Company and the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  Effective January 1, 2015, capital rules were modified as part of a multi-year phase in period.  The new rules emphasize common equity capital of which the vast majority of the Company and the Bank’s capital is comprised.

The Bank has entered into several consent orders with the FDIC relating to several aspects of its operations as follows.

2014 Consent Order. On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order.  The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s BSA compliance program.  The 2014 Consent Order requires the Bank to take certain affirmative actions to comply with its BSA obligations.  Satisfaction of the requirements of the 2014 Consent Order is subject to the review of the FDIC and the Delaware State Bank Commissioner.  The Bank has and expects to continue to expend significant management and financial resources to address the Bank’s BSA compliance program.  Expenses associated with the required look back review were significant in 2015 and 2016.  The look back review was completed in the third quarter of 2016.  The 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submits to the FDIC and the Delaware State Bank Commissioner a report summarizing the completion of certain BSA-related corrective actions (“BSA Report”).  Until the BSA Report is approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.  The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019 and it is under review by the regulators.

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

2015 Consent Order.  On December 23, 2015, the Bank entered into a Stipulation and Consent to the Issuance of an Amended Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty with the FDIC, which we refer to as the 2015 Consent Order.  The Bank took this action without admitting or denying any violations of law or regulation.  The 2015 Consent Order amended and restated and superceded in its entirety the terms of a prior Consent Order issued in 2012.  The 2015 Consent Order the Bank agreed to increase its supervision of third-party relationships, develop new written compliance and related internal audit compliance programs, develop a new third-party risk management program and screen new third-party relationships.   The 2015 Consent Order also addressed FDIC allegations regarding electronic fund transfer, or EFT, error resolution practices, account termination practices and fee practices of various third parties with whom the Bank had previously provided, or currently provides, deposit-related products, whom we refer to as Third Parties.  The 2015 Consent Order directs the Bank’s Board of Directors to establish a Complaint and Error Claim Oversight and Review Committee, which we refer to as the Complaint and Error Claim Committee to review and oversee the Bank’s processes and practices for handling, monitoring and resolving consumer complaints and EFT error claims (whether received directly or through Third Parties) and to review management's plans for correcting any weaknesses that may be found in such processes and practices.  The Bank’s Board of Directors appointed the required Complaint and Error Claim Committee on January 29, 2016.   The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims, and to provide restitution to cardholders harmed by EFT error resolution practices.    The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  The Bank completed its implementation of the CAP on January 15, 2020.  As of the completion date, $1,592,469 of restitution was paid to consumers of which $ $4,352 was paid by the Bank and the remaining amount by Third Parties.  The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

2018 CMP Order and 2018 Restitution Order.  On March 7, 2018, the Bank entered into a Stipulation and Consent to Order for Restitution and Order To Pay Civil Money Penalty with the FDIC, which we refer to as the 2018 Restitution Order and 2018 CMP Order, respectively.  The Bank took this action without admitting or denying any alleged violations of law or regulation.  The FDIC’s action principally emanated from one of the Bank’s third-party payment processors (“Third-Party Processor”) that suffered an internal system programming glitch.  This inadvertently resulted in consumers that engaged in signature-based point of sale transactions during the period from December 2010 to November 2014 being charged a greater fee than what was disclosed by the Bank.  The FDIC alleged the Bank’s incorrect fee imposition due to the Third-Party Processor error was an unfair or deceptive act or practice and violated Section 5 of the Federal Trade Commission Act.  The 2018 CMP Order imposed a $2 million civil money penalty on the Bank which the Bank has paid, and was recognized as expense on September 30, 2017.  The civil money penalty was not subject to any indemnification or recovery from any third party.   The 2018 Restitution Order required the Bank to develop a written Restitution Plan, subject to independent audit and FDIC non-objection, to ensure impacted consumers are compensated for any incorrectly charged fees.  The 2018 Restitution Order required the Bank to make such reimbursements if not otherwise made by the Third-Party Processor and the Bank is indemnified by the Third-Party Processor for such reimbursements.  Impacted consumers were reimbursed by the Third-Party Processor at its own expense.  On December 19, 2019, the FDIC concluded the Bank had fully complied with the 2018 Restitution Order and issued an order terminating the 2018 Restitution Order.

On December 18, 2019, the Bank’s Board of Directors, without admitting or denying any violations of law, regulation or the provisions of the 2014 Consent Order, executed a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty in the amount of $7.5 million based on supervisory findings during the period of 2013 to 2019 related principally to deficiencies in the Bank’s legacy Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Programs and alleged violations of law during the period, as well as the length of time the Bank has taken to fully implement the corrective actions required by the 2014 Consent Order. The Bank paid this amount, and it was recognized as an expense in the Company’s financial statements in the fourth quarter of 2019.

Note T –Quarterly Financial Data (Unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments (comprised of normal accruals) necessary for fair presentation.

Quarterly amounts shown may not equal annual amounts due to rounding.

	Three months ended
2019	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 43,578	$ 44,080	$ 48,375	$ 43,536
Net interest income	34,010	34,539	37,560	35,179
Provision for loan and lease losses	1,700	600	650	1,450
Non-interest income	30,365	19,749	33,515	20,498
Non-interest expense	39,229	39,519	42,051	47,722
Income from continuing operations before income tax expense	23,446	14,169	28,374	6,505
Income tax expense	6,035	3,575	7,975	3,641
Net income from continuing operations	17,411	10,594	20,399	2,864
Net income (loss) from discontinued operations, net of tax	519	756	26	(1,010)
Net income available to common shareholders	$ 17,930	$ 11,350	$ 20,425	$ 1,854

Net earnings per share from continuing operations - basic	$ 0.31	$ 0.19	$ 0.36	$ 0.05
Net earnings (loss) per share from discontinued operations - basic	$ 0.01	$ 0.01	$ -	$ (0.02)
Net earnings per share - basic	$ 0.32	$ 0.20	$ 0.36	$ 0.03

Net earnings per share from continuing operations - diluted	$ 0.31	$ 0.19	$ 0.36	$ 0.05
Net earnings (loss) per share from discontinued operations - diluted	$ 0.01	$ 0.01	$ -	$ (0.02)
Net earnings per share - diluted	$ 0.32	$ 0.20	$ 0.36	$ 0.03

	Three months ended
2018	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)

Interest income	$ 35,307	$ 35,360	$ 38,656	$ 38,637
Net interest income	30,074	29,534	30,632	30,609
Provision for loan and lease losses	700	900	1,060	925
Non-interest income	29,095	17,040	90,970	16,690
Non-interest expense	39,049	37,310	37,299	37,620
Income from continuing operations before income tax expense	19,420	8,364	83,243	8,754
Income tax expense	5,399	2,209	21,942	2,691
Net income from continuing operations	14,021	6,155	61,301	6,063
Net income (loss) from discontinued operations, net of tax	119	(14)	(24)	1,056
Net income available to common shareholders	$ 14,140	$ 6,141	$ 61,277	$ 7,119

Net earnings per share from continuing operations - basic	$ 0.25	$ 0.11	$ 1.09	$ 0.11
Net earnings per share from discontinued operations - basic	$ -	$ -	$ -	$ 0.02
Net earnings per share - basic	$ 0.25	$ 0.11	$ 1.09	$ 0.13

Net earnings per share from continuing operations - diluted	$ 0.25	$ 0.11	$ 1.07	$ 0.11
Net earnings per share from discontinued operations - diluted	$ -	$ -	$ -	$ 0.02
Net earnings per share - diluted	$ 0.25	$ 0.11	$ 1.07	$ 0.13

Note U—Condensed Financial Information—Parent Only

Condensed Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets
Cash and due from banks	$ 13,286	$ 14,090
Investment in subsidiaries	475,998	396,753
Other assets	8,644	9,368
Total assets	$ 497,928	$ 420,211

Liabilities and stockholders' equity
Other liabilities	$ 30	$ 34
Subordinated debentures	13,401	13,401
Stockholders' equity	484,497	406,776
Total liabilities and stockholders' equity	$ 497,928	$ 420,211

Condensed Statements of Operations

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Income
Other income	$ -	$ 517	$ 31,852
Total income	-	517	31,852

Expense
Interest on subordinated debentures	750	714	586
Non-interest expense	6,721	4,528	37,465
Total expense	7,471	5,242	38,051
Equity in undistributed income of subsidiaries	59,030	93,402	25,097
Income before tax benefit	51,559	88,677	18,898
Income tax benefit	-	-	(2,775)
Net income available to common shareholders	$ 51,559	$ 88,677	$ 21,673

Condensed Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net income	$ 51,559	$ 88,677	$ 21,673
(Increase) decrease in other assets	724	(22)	3,045
Increase (decrease) in other liabilities	(4)	6	5
Stock based compensation expense	5,689	3,450	3,245
Equity in undistributed income loss	(59,030)	(93,402)	(25,097)
Net cash provided by (used in) operating activities	(1,062)	(1,291)	2,871

Investing activities
Contribution to subsidiary	-	-	-
Net cash used in investing activities	-	-	-

Financing activities
Proceeds from the issuance of common stock	-	-	-
Proceeds from the exercise of common stock options	258	111	-
Proceeds from advances from subsidiaries	-	-	4,128
Net cash provided by financing activities	258	111	4,128
Net increase (decrease) in cash and cash equivalents	(804)	(1,180)	6,999
Cash and cash equivalents, beginning of year	14,090	15,270	8,271
Cash and cash equivalents, end of year	$ 13,286	$ 14,090	$ 15,270

Note V—Segment Financials

The Company performed a strategic evaluation of its businesses in the third quarter of 2014.  As a result of the evaluation, the Company decided to discontinue its Philadelphia commercial lending operations, as described in Note W- Discontinued Operations.  The shift from a traditional bank balance sheet led the Company to evaluate its remaining business structure.  Based on the continuing operations of the Company, it was determined that there would be four segments of the business: specialty finance, payments, corporate and discontinued operations.  The chief decision maker for these segments is the Chief Executive Officer.  Specialty finance includes commercial mortgage loan sales and securitizations, SBA loans, direct lease financing and security and insurance backed lines of credit and deposits generated by those business lines.  Payments include prepaid and debit cards, card payments, ACH processing and healthcare accounts and deposits generated by those business lines.  Corporate includes the Company’s investment portfolio, corporate overhead and non-allocated expenses.  Investment income is reallocated to the payments segment.  These operating segments reflect the way the Company views its current operations.

	For the year ended December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 126,814	$ -	$ 52,755	$ -	$ 179,569
Interest allocation	-	52,755	(52,755)	-	-
Interest expense	1,429	28,971	7,881	-	38,281
Net interest income (loss)	125,385	23,784	(7,881)	-	141,288
Provision for loan and lease losses	4,400	-	-	-	4,400
Non-interest income	29,140	74,742	245	-	104,127
Non-interest expense	63,884	67,884	36,753	-	168,521
Income (loss) from continuing operations before taxes	86,241	30,642	(44,389)	-	72,494
Income tax expense	-	-	21,226	-	21,226
Income (loss) from continuing operations	86,241	30,642	(65,615)	-	51,268
Income from discontinued operations	-	-	-	291	291
Net income (loss)	$ 86,241	$ 30,642	$ (65,615)	$ 291	$ 51,559

	For the year ended December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 95,221	$ -	$ 52,739	$ -	$ 147,960
Interest allocation	-	52,739	(52,739)	-	-
Interest expense	3,970	21,293	1,849	-	27,111
Net interest income (loss)	91,251	31,446	(1,849)	-	120,849
Provision for loan and lease losses	3,585	-	-	-	3,585
Non-interest income	89,187	63,939	668	-	153,795
Non-interest expense	57,952	65,894	27,432	-	151,278
Income (loss) from continuing operations before taxes	118,902	29,492	(28,613)	-	119,781
Income tax expense	-	-	32,241	-	32,241
Income (loss) from continuing operations	118,902	29,492	(60,854)	-	87,540
Income from discontinued operations	-	-	-	1,137	1,137
Net income (loss)	$ 118,902	$ 29,492	$ (60,854)	$ 1,137	$ 88,677

	For the year ended December 31, 2017
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 78,464	$ -	$ 43,556	$ -	$ 122,020
Interest allocation	-	43,556	(43,556)	-	-
Interest expense	3,455	10,475	1,410	-	15,340
Net interest income (loss)	75,009	33,081	(1,410)	-	106,680
Provision for loan and lease losses	2,920	-	-	-	2,920
Non-interest income	27,952	61,781	1,815	-	91,548
Non-interest expense	56,472	71,029	27,413	-	154,914
Income (loss) from continuing operations before taxes	43,569	23,833	(27,008)	-	40,394
Income tax expense	-	-	23,056	-	23,056
Income (loss) from continuing operations	43,569	23,833	(50,064)	-	17,338
Income from discontinued operations	-	-	-	4,335	4,335
Net income (loss)	$ 43,569	$ 23,833	$ (50,064)	$ 4,335	$ 21,673

December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 3,008,304	$ 57,746	$ 2,450,256	$ 140,657	$ 5,656,963
Total liabilities	$ 247,485	$ 4,030,921	$ 894,060	$ -	$ 5,172,466

December 31, 2018
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 2,181,499	$ 43,737	$ 2,014,844	$ 197,831	$ 4,437,911
Total liabilities	$ 281,326	$ 3,545,877	$ 203,932	$ -	$ 4,031,135

Note W—Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations and focus on its specialty finance lending.  The loans which constitute the Philadelphia commercial loan portfolio are in the process of disposition including transfers to other financial institutions.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and the assets of the commercial lending operations to be disposed are presented as assets held-for-sale from discontinued operations in the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the twelve months ended December 31, 2019, 2018 and 2017. The majority of non-interest expense is comprised of loan related charges including charge-offs, realized and unrealized gains and losses, other real estate loan charges and attorney fees.

	For the year ended December 31,
	2019	2018	2017
		(in thousands)
Interest income	$ 6,710	$ 8,810	$ 12,655
Interest expense	-	-	-
Net interest income	6,710	8,810	12,655

Non-interest income	34	910	1,095
Non-interest expense	6,234	8,229	9,691

Income before taxes	510	1,491	4,059
Income tax (benefit) expense	219	354	(276)
Net income	$ 291	$ 1,137	$ 4,335

	December 31,	December 31,
	2019	2018
	(in thousands)
Loans, net	$ 115,879	$ 170,662
Other real estate owned	24,778	27,169
Total assets	$ 140,657	$ 197,831

Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flows analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans.

The Company has securitized or sold loans with a book value of approximately $406.8 million, of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations.  The $406.8 million of loans sold had a face value of approximately $481.7 million.  Loans with an approximate face and book value of $267.6 million and $192.7 million, respectively, were securitized in the fourth quarter of 2014 to WS 2014.  The securitization, referred to as Walnut Street, is managed by an independent investor, which contributed $16 million of equity to that entity.  The balance of the securitization was financed by the Bank and is reflected on the consolidated balance sheet as investment in unconsolidated entity.  After $74.9 million of loan charges reflected in the difference between the face value and book value of the loans securitized, the Company recognized a gain on sale of $17.0 million.  In the second quarter of 2015, an additional $149.6 million of loans were sold at a gain of approximately $2.2 million.  In the third quarter of 2016, $64.6 million of loans were sold at minimal gain. In 2017 and 2018, further dispositions including refinancings at other financial institutions and were reflected in the reduction of the discontinued operations balance to $140.7 million, compared to a balance of $197.8 million and $304.3 million, respectively at December 31, 2018 and 2017.  The Company continues to pursue additional loan and other collateral dispositions.

Additionally, the consolidated balance sheet reflects $39.2 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, in which the Company retains an interest as explained above.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the control criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2019.  Their report dated March 13, 2020 appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bancorp, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The Bancorp, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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

March 13, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information included in the 2020 Proxy Statement to be filed is incorporated herein by reference.

Item 11. Executive Compensation

Information included in the 2020 Proxy Statement to be filed is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in the 2020 Proxy Statement to be filed is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information included in the 2020 Proxy Statement to be filed is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information included in the 2020 Proxy Statement to be filed is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2019 and 2018

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2019

Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2019

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2019

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.	Description
3.1.1	Certificate of Incorporation filed July 20, 1999, amended July 27, 1999, amended June 7, 2001, and amended October 8, 2002 (1)
3.1.2	Amendment to Certificate of Incorporation filed July 30, 2009 (13)
3.1.3	Amendment to Certificate of Incorporation filed June 1, 2016 (13)
3.2	Amended and Restated Bylaws (14)
4.1	Specimen stock certificate (1)
10.1	1999 Stock Option Plan (the “1999 SOP”) (2)
10.2	Form of Grant of Non-Qualified Stock Options under the 1999 SOP (2)
10.3	Form of Grant of Incentive Stock Options under the 1999 SOP (2)
10.4	The Bancorp, Inc. 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) (3)
10.5	Form of Grant of Non-Qualified Stock Option under the 2005 Plan (4)
10.6	Form of Grant of Incentive Stock Option under the 2005 Plan (4)
10.7	Form of Stock Unit Award Agreement under the 2005 Plan (5)
10.8	Stock Option and Equity Plan of 2011 (7)
10.9	Form of Grant of Nonqualified Stock Option under the 2011 Plan (6)
10.10	Form of Restricted Stock Unit Award Agreement (8)
10.11.1	The Bancorp, Inc. Stock Option and Equity Plan of 2013 (9)
10.11.2	Amendment One to Stock Option and Equity Plan of 2013 (10)
10.12	Form of Grant of Stock Option under the 2013 Plan (11)
10.13	Form of Grant of Stock Award under the 2013 Plan (11)
10.14.1	The Bancorp, Inc. 2018 Equity Incentive Plan (12)
10.14.2	First Amendment to The Bancorp, Inc 2018 Equity Incentive Plan (12)
10.15	Form of Restricted Stock Unit Award Agreement (12)
10.16	Sales Agreement dated December 30, 2014 among the Bancorp Bank and Walnut Street 2014-1 Issuer, LLC (15)

10.17	Amended Consent Order, Order for Restitution and Order to Pay Civil Money Penalty, dated December 23, 2015 (16)
10.18	Letter Agreement with Damian Kozlowski (17)
10.19	Letter Agreement with Hugh McFadden (17)
10.20	Letter Agreement with John Leto (17)
10.21	Asset Purchase Agreement dated as of July 10, 2018 (18)
21.1	Subsidiaries of Registrant *
23.1	Consent of Grant Thornton LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
31.2	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
32.2	Section 1350 Certifications *

*	Filed herewith.
(1)	Filed previously as an exhibit to our Registration Statement on Form S-4, registration number 333-117385, and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-124339, and by this reference incorporated herein.
(3)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed on May 2, 2005, and by this reference incorporated herein (File No. 000-51018).
(4)	Filed previously as an exhibit to our current report on Form 8-K filed December 30, 2005, and by this reference incorporated herein (File No. 000-51018).
(5)	Filed previously as an exhibit to our current report on Form 8-K filed January 20, 2006, and by this reference incorporated herein (File No. 000-51018).
(6)	Filed previously as an exhibit to our Registration Statement on Form S-8, registration number 333-176208, and by this reference incorporated herein.
(7)	Filed previously as an appendix to the definitive proxy statement on Schedule 14A filed March 23, 2011, and by this reference incorporated herein (File No. 000-51018).
(8)	Filed previously as an exhibit to our current report on Form 8-K filed January 29, 2013, and by this reference incorporated herein (File No. 000-51018).
(9)	Filed previously as an appendix to our proxy statement filed March 20, 2013, and by this reference incorporated herein (File No. 000-51018).
(10)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2018, and by this reference incorporated herein (File No. 000-51018).
(11)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed May 10, 2013, and by this reference incorporated herein (File No. 000-51018).
(12)	Filed previously as an exhibit to our current report on Form 8-K/A filed May 17, 2018, and by this reference incorporated herein (File No. 000-51018).
(13)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed November 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(14)	Filed previously as an exhibit to our annual report on Form 10-K filed March 16, 2017, and by this reference incorporated herein (File No. 000-51018).
(15)	Filed previously as an exhibit to our annual report on Form 10-K filed September 25, 2015, and by this reference incorporated herein (File No. 000-51018).
(16)	Filed previously as an exhibit to our current report on Form 8-K filed December 28, 2015, and by this reference incorporated herein (File No. 000-51018).

(17)	Filed previously as an exhibit to our quarterly report on Form 10-Q filed August 9, 2016, and by this reference incorporated herein (File No. 000-51018).
(18)	Filed previously as an exhibit to our current report on Form 8-K filed July 10, 2018, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2020	By:	/s/ Damian M. Kozlowski
DAMIAN M. KOZLOWSKI
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Damian M. Kozlowski	Chief Executive Officer	March 13, 2020
DAMIAN M. KOZLOWSKI	(principal executive officer)

/S/ John C. Chrystal	Director	March 13, 2020
JOHN C. CHRYSTAL

/S/ Daniel G. Cohen	Director	March 13, 2020
DANIEL G. COHEN

/S/ Walter T. Beach	Director	March 13, 2020
WALTER T. BEACH

/S/ Michael J. Bradley	Director	March 13, 2020
MICHAEL J. BRADLEY

/S/ Matthew Cohn	Director	March 13, 2020
MATTHEW COHN

/S/ William H. Lamb	Director	March 13, 2020
WILLIAM H. LAMB

/S/ James J. McEntee III	Director	March 13, 2020
JAMES J. MCENTEE III

/S/ Mei-Mei Tuan	Director	March 13, 2020
MEI-MEI TUAN

/S/ Hersh Kozlov	Director	March 13, 2020
HERSH KOZLOV

/S/ John Eggemeyer	Director	March 13, 2020
JOHN EGGEMEYER

/S/ Daniela A. Mielke	Director	March 13, 2020
DANIELA A. MIELKE

/S/ Stephanie B. Mudick	Director	March 13, 2020
STEPHANIE B. MUDICK

/S/ Paul Frenkiel	Executive Vice President of Strategy, Chief Financial Officer and Secretary	March 13, 2020
PAUL FRENKIEL	(principal accounting officer)