Form 10-Q
period 2020-03-31
Bancorp, Inc.
filed 2020-05-11
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2020

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

As of May 5, 2020, there were 57,425,566 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 13,610	$ 19,928
Interest earning deposits at Federal Reserve Bank	105,978	924,544
Total cash and cash equivalents	119,588	944,472

Investment securities, available-for-sale, at fair value	1,353,278	1,320,692
Investment securities, held-to-maturity (fair value $83,002 at December 31, 2019)	-	84,387
Commercial loans held-for-sale, at fair value	1,716,450	1,180,546
Loans, net of deferred loan fees and costs	1,985,755	1,824,245
Allowance for credit losses	(14,883)	(10,238)
Loans, net	1,970,872	1,814,007
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,142	5,342
Premises and equipment, net	17,148	17,538
Accrued interest receivable	15,660	13,619
Intangible assets, net	2,857	2,315
Deferred tax asset, net	12,797	12,538
Investment in unconsolidated entity, at fair value	34,273	39,154
Assets held-for-sale from discontinued operations	134,118	140,657
Other assets	79,925	81,696
Total assets	$ 5,458,108	$ 5,656,963

LIABILITIES
Deposits
Demand and interest checking	$ 4,512,949	$ 4,402,740
Savings and money market	178,174	174,290
Time deposits	-	475,000
Total deposits	4,691,123	5,052,030

Securities sold under agreements to repurchase	42	82
Short-term borrowings	140,000	-
Subordinated debentures	13,401	13,401
Long-term borrowings	40,813	40,991
Other liabilities	74,625	65,962
Total liabilities	4,960,004	5,172,466

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,425,556 and 56,940,521
shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	57,426	56,941
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	372,984	371,633
Accumulated earnings	60,960	50,742
Accumulated other comprehensive income	7,600	6,047
Total shareholders' equity	498,104	484,497

Total liabilities and shareholders' equity	$ 5,458,108	$ 5,656,963

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2020	2019
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 39,316	$ 30,499
Investment securities:
Taxable interest	10,495	10,530
Tax-exempt interest	32	47
Interest earning deposits	1,623	2,502
	51,466	43,578
Interest expense
Deposits	8,228	8,870
Short-term borrowings	165	503
Subordinated debentures	162	195
	8,555	9,568
Net interest income	42,911	34,010
Provision for credit losses	3,579	1,700
Net interest income after provision for credit losses	39,332	32,310

Non-interest income
Service fees on deposit accounts	10	47
ACH, card and other payment processing fees	1,846	2,303
Prepaid, debit card and related fees	18,540	16,163
Net realized and unrealized gains (losses) on commercial loans originated for sale	(5,156)	10,763
Change in value of investment in unconsolidated entity	(45)	-
Leasing related income	833	695
Other	571	394
Total non-interest income	16,599	30,365

Non-interest expense
Salaries and employee benefits	22,741	23,840
Depreciation and amortization	844	974
Rent and related occupancy cost	1,419	1,428
Data processing expense	1,169	1,269
Printing and supplies	158	140
Audit expense	401	467
Legal expense	913	1,324
Amortization of intangible assets	147	383
FDIC insurance	2,589	1,929
Software	3,477	2,921
Insurance	623	594
Telecom and IT network communications	392	325
Consulting	255	635
Other	3,290	3,000
Total non-interest expense	38,418	39,229
Income from continuing operations before income taxes	17,513	23,446
Income tax expense	4,352	6,035
Net income from continuing operations	$ 13,161	$ 17,411
Discontinued operations
Income (loss) from discontinued operations before income taxes	(775)	805
Income tax expense (benefit)	(205)	286
Income (loss) from discontinued operations, net of tax	(570)	519
Net income	$ 12,591	$ 17,930

Net income per share from continuing operations - basic	$ 0.23	$ 0.31
Net income (loss) per share from discontinued operations - basic	$ (0.01)	$ 0.01
Net income per share - basic	$ 0.22	$ 0.32

Net income per share from continuing operations - diluted	$ 0.23	$ 0.31
Net income (loss) per share from discontinued operations - diluted	$ (0.01)	$ 0.01
Net income per share - diluted	$ 0.22	$ 0.32

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2020	2019
	(in thousands)

Net income	$ 12,591	$ 17,930
Other comprehensive income net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gain during the period	2,122	11,844
Amortization of losses previously held as available-for-sale	5	7
Other comprehensive income	2,127	11,851

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gain during the period	573	3,199
Amortization of losses previously held as available-for-sale	1	2
Income tax expense related to items of other comprehensive income	574	3,201

Other comprehensive income net of tax and reclassifications into net income	1,553	8,650
Comprehensive income	$ 14,144	$ 26,580

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2020
(in thousands, except share data)

						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	income	Total

Balance at January 1, 2020	56,940,521	$ 56,941	$ (866)	$ 371,633	$ 50,742	$ 6,047	$ 484,497
Adoption of current expected credit loss
accounting, net of taxes	-	-	-	-	(2,373)	-	(2,373)
Net income	-	-	-	-	12,591	-	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74	-	546	-	-	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	-	(411)	-	-	-
Stock-based compensation	-	-	-	1,216	-	-	1,216
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	1,553	1,553

Balance at March 31, 2020	57,425,556	$ 57,426	$ (866)	$ 372,984	$ 60,960	$ 7,600	$ 498,104

For the three months ended March 31, 2019
(in thousands, except share data)
						Accumulated
	Common			Additional	Accumulated	other
	stock	Common	Treasury	paid-in	earnings	comprehensive
	shares	stock	stock	capital	(deficit)	(loss)/income	Total

Balance at January 1, 2019	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	406,776
Net income	-	-	-	-	17,930	-	17,930
Common stock issued from restricted units,
net of tax benefits	121,916	122	-	(122)	-	-	-
Stock-based compensation	-	-	-	1,424	-	-	1,424
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	8,650	8,650

Balance at March 31, 2019	56,568,004	$ 56,568	$ (866)	$ 367,483	$ 17,113	$ (5,518)	$ 434,780

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2020	2019
	(in thousands)
Operating activities
Net income from continuing operations	$ 13,161	$ 17,411
Net income (loss) from discontinued operations	(570)	519
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	991	1,357
Provision for credit losses	3,579	1,700
Net amortization of investment securities discounts/premiums	4,459	4,149
Stock-based compensation expense	1,216	1,424
Loans originated for sale	(541,616)	(403,241)
Sale of commercial loans originated for resale	2,535	491,005
Loss (gain) on commercial loans originated for resale	144	(11,198)
Loss (gain) from discontinued operations	536	(67)
Fair value adjustment on investment in unconsolidated entity	45	-
Change in fair value of loans held-for-sale	2,855	(329)
Change in fair value of derivatives	2,158	764
Increase in accrued interest receivable	(2,041)	(1,154)
Decrease (increase) in other assets	3,180	(13,483)
Increase in other liabilities	1,975	10,125
Net cash (used in) provided by operating activities	(507,393)	98,982

Investing activities
Purchase of investment securities available-for-sale	(12,000)	(69,901)
Proceeds from redemptions and prepayments of securities available-for-sale	61,487	48,556
Net cash paid due to acquisitions, net of cash acquired	(3,920)	-
Net increase in loans	(153,273)	(5,944)
Net decrease in discontinued loans held-for-sale	4,871	6,478
Purchases of premises and equipment	(380)	(208)
Change in receivable from investment in unconsolidated entity	83	-
Return of investment in unconsolidated entity	4,836	1,015
Decrease in discontinued assets held-for-sale	1,132	3,328
Net used in investing activities	(97,164)	(16,676)

Financing activities
Net (decrease) increase in deposits	(360,907)	89,584
Net decrease in securities sold under agreements to repurchase	(40)	-
Proceeds of short-term borrowings	140,000	-
Proceeds from the issuance of common stock	620	-
Net cash (used in) provided by financing activities	(220,327)	89,584

Net (decrease) increase in cash and cash equivalents	(824,884)	171,890

Cash and cash equivalents, beginning of period	944,472	554,302

Cash and cash equivalents, end of period	$ 119,588	$ 726,192

Supplemental disclosure:
Interest paid	$ 7,490	$ 9,498
Taxes paid	$ 1,093	$ 1,425
Non-cash investing and financing activities
Investment securities purchased and not settled	$ -	$ 61,527
Investment securities transferred in securitization transaction	$ -	$ 41,633
Loan transferred in acquisition	$ 3,961	$ -
Transfers of discontinued loans to other real estate owned	$ -	$ 5,295

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

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019, are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K Report).  The results of operations for the three month period ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

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

Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of Coronavirus is not known, but its negative impact may exceed the effect of  current or future government mitigation efforts, which could impact loan performance.  Additionally, under regulatory guidance loans may be granted six month payment deferrals without classification as non-accrual, delinquency or troubled debt restructuring, barring other information which would require such classification. We have followed the guidance of regulators and are granting such deferrals, but the duration of the crisis is uncertain and government actions after that period are unknown.  Accordingly, our future estimates for the provision for loan losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce our income.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period.  For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.  In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered.  At March 31, 2020, the Company had three active stock-based compensation plans which are described in the 2019 Form 10-K Report.

The Company did not  grant any options during the three month period ended March  31, 2020.  The Company granted 65,104 stock options with a vesting period of 4 years during the three month period ended March  31, 2019.  The weighted average grant-date fair value was $3.84.    There were 74,000 common stock options exercised in the three month period ended March  31, 2020, and no common stock options were exercised during the three month period ended March  31, 2019.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2020	1,311,604	$ 8.24	3.11	$ 6,203,523
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(74,000)	8.38	-	-
Forfeited	(8,000)	9.39	-	-
Outstanding at March 31, 2020	1,229,604	$ 8.22	2.95	$ -
Exercisable at March 31, 2020	1,105,776	$ 8.31	2.47	$ -

The Company did not grant any restricted stock units (RSUs) in the first three months of 2020.  In the first three months of 2019, the Company granted 930,831 RSUs, of which 863,331 had a vesting period of 3 years and 67,500 had a vesting period of one year.  The 930,831 RSUs granted in the first three months of 2019 had a fair value of $8.57 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2020	1,253,927	$ 8.87	1.64
Granted	-	-	-
Vested	(411,038)	7.96	-
Forfeited	(10,351)	9.66	-
Outstanding at March 31, 2020	832,538	$ 9.31	1.49

As of March 31, 2020, there was a total of $6.0 million of unrecognized compensation cost related to unvested awards under share-based plans.  This cost is expected to be recognized over a weighted average period of approximately 1.43 years.  Related compensation expense for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.4 million, respectively.  The total issuance date fair value of RSUs vested and options exercised during the three months ended March 31, 2020 and 2019 was $3.5 million and $589,000, respectively.  The total intrinsic value of the options exercised and stock units vested in those respective periods was $5.3 million and $1.0 million, respectively.

For the periods ended March 31, 2020 and 2019, the Company estimated fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	March 31,
	2020	2019
Risk-free interest rate	-	2.63%
Expected dividend yield	-	-
Expected volatility	-	0% - 41.8%
Expected lives (years)	-	1.0 - 6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant.  The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations.  In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended March 31, 2020 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures.  The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 13,161	57,220,844	$ 0.23
Effect of dilutive securities
Common stock options and restricted stock units	-	705,941	-
Diluted earnings per share
Net earnings available to common shareholders	$ 13,161	57,926,785	$ 0.23

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (570)	57,220,844	$ (0.01)
Effect of dilutive securities
Common stock options and restricted stock units	-	-	-
Diluted loss per share
Net loss available to common shareholders	$ (570)	57,220,844	$ (0.01)

	For the three months ended
	March 31, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 12,591	57,220,844	$ 0.22
Effect of dilutive securities
Common stock options and restricted stock units	-	705,941	-
Diluted earnings per share
Net earnings available to common shareholders	$ 12,591	57,926,785	$ 0.22

Stock options for 1,229,604 shares, exercisable at prices between $6.75 and $10.45 per share, were outstanding at March 31, 2020, and accordingly were not included in the dilutive earnings per share computation because the exercise price per share was greater than the average market price. Thus, all options outstanding were anti-dilutive.

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

Note 5. Investment Securities

In March 2020, the Company transferred the four securities comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the phase-out of LIBOR. The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

Available-for-sale	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 49,075	$ 1,444	$ (132)	$ 50,387
Asset-backed securities *	243,041	-	(13,789)	229,252
Tax-exempt obligations of states and political subdivisions	5,175	163	-	5,338
Taxable obligations of states and political subdivisions	56,128	2,955	(4)	59,079
Residential mortgage-backed securities	318,963	9,261	(1,902)	326,322
Collateralized mortgage obligation securities	204,774	6,351	(972)	210,153
Commercial mortgage-backed securities	380,571	13,415	(1,991)	391,995
Corporate debt securities	85,140	460	(4,848)	80,752
	$ 1,342,867	$ 34,049	$ (23,638)	$ 1,353,278

March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 32,109	$ -	$ (1,045)	$ 31,064
Collateralized loan obligation securities	210,932	-	(12,744)	198,188
	$ 243,041	$ -	$ (13,789)	$ 229,252

Available-for-sale	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 52,415	$ 672	$ (177)	$ 52,910
Asset-backed securities *	244,751	132	(534)	244,349
Tax-exempt obligations of states and political subdivisions	5,174	144	-	5,318
Taxable obligations of states and political subdivisions	58,258	1,992	-	60,250
Residential mortgage-backed securities	335,068	2,629	(1,101)	336,596
Collateralized mortgage obligation securities	221,109	1,826	(208)	222,727
Commercial mortgage-backed securities	394,852	3,836	(146)	398,542
	$ 1,311,627	$ 11,231	$ (2,166)	$ 1,320,692

December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 33,852	$ 10	$ (323)	$ 33,539
Collateralized loan obligation securities	210,899	122	(211)	210,810
	$ 244,751	$ 132	$ (534)	$ 244,349

Held-to-maturity	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,219	$ -	$ (2,067)	$ 7,152
Other debt securities - pooled	75,168	682	-	75,850
	$ 84,387	$ 682	$ (2,067)	$ 83,002

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million and $5.3 million, respectively, at March 31, 2020 and December 31, 2019. The amount of  FHLB stock required to be held is based on the amount of borrowings, and after such borrowings, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at March 31, 2020, by contractual maturity, are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 6,829	$ 6,818	$ -	$ -
Due after one year through five years	100,793	104,670	-	-
Due after five years through ten years	234,846	242,311	-	-
Due after ten years	1,000,399	999,479	-	-
	$ 1,342,867	$ 1,353,278	$ -	$ -

At March 31, 2020 and December 31, 2019, no investment securities were encumbered through pledging.

Fair values of available-for-sale securities are based on the fair market values supplied by a third-party market data provider, or where such third-party market data is not available, fair values are based on discounted cash flows.  The third-party market data provider uses a pricing matrix which it creates daily, taking into consideration actual trade data, projected prepayments, and when relevant, projected credit defaults and losses.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at March 31, 2020 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	3	$ 2,678	$ (8)	$ 3,852	$ (124)	$ 6,530	$ (132)
Asset-backed securities	40	206,017	(12,465)	23,235	(1,324)	229,252	(13,789)
Taxable obligations of states and
political subdivisions	1	2,498	(4)	-	-	2,498	(4)
Residential mortgage-backed securities	38	52,631	(1,240)	25,719	(662)	78,350	(1,902)
Collateralized mortgage obligation securities	6	21,012	(662)	12,566	(310)	33,578	(972)
Commercial mortgage-backed securities	8	125,985	(1,983)	1,101	(8)	127,086	(1,991)
Corporate debt securities	1	-	-	5,152	(4,848)	5,152	(4,848)
Total temporarily impaired
investment securities	97	$ 410,821	$ (16,362)	$ 71,625	$ (7,276)	$ 482,446	$ (23,638)

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at December 31, 2019 (dollars in thousands):

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

The Company owns one single issuer trust preferred security issued by an insurance company.  The security is not rated by any bond rating service.  At March  31, 2020, it had a book value of $10.0 million and a fair value of $5.2 million.

The Company has evaluated the securities in the above tables as of March 31, 2020 and has concluded that none of these securities required an allowance for  credit loss.  The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security.  The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased.  Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates.  The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market.  The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments.  The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending.  The Company also originates loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans held-for-sale to better reflect the economics of the transactions.  At March 31, 2020, the fair value of the loans held-for-sale was $1.72 billion and their amortized cost was $1.72 billion.  Included in “Net realized and unrealized gains (losses) on loans originated for sale” in the consolidated statements of operations are changes in the estimate in fair value of unsold loans.  For the three months ended March 31, 2020, unrealized losses recognized for such changes in fair value were $2.9 million.  For the three months ended March 31, 2019, unrealized gains recognized for such changes in fair value were $329,000.  There were no changes in fair value related to credit risk.  Interest earned on loans held-for-sale during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations.  The Bank also pledged the majority of its loans to the Federal Reserve Bank for a line of credit which it generally has not used. However, in light of the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets.  Accordingly, the Bank has been borrowing on its line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances.  The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

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

A summary of securitizations and securities obtained from those securitizations for the periods ended March 31, 2020 and 2019 is as follows:

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

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	March 31,	December 31,
	2020	2019

SBL non-real estate	$ 84,946	$ 84,579
SBL commercial mortgage	233,220	218,110
SBL construction	48,823	45,310
Small business loans *	366,989	347,999
Direct lease financing	445,967	434,460
SBLOC / IBLOC **	1,156,433	1,024,420
Other specialty lending	2,711	3,055
Other consumer loans ***	4,023	4,554
	1,976,123	1,814,488
Unamortized loan fees and costs	9,632	9,757
Total loans, net of unamortized loan fees and costs	$ 1,985,755	$ 1,824,245

	March 31,	December 31,
	2020	2019

SBL loans, including deferred fees and costs of $4,083 and $4,215
for March 31, 2020 and December 31, 2019, respectively	$ 371,072	$ 352,214
SBL loans included in held-for-sale	223,987	220,358
Total small business loans	$ 595,059	$ 572,572

*  The preceding table shows small business loans (SBL) and SBL held-for-sale at the dates indicated (in thousands). While the majority of  SBL are comprised of SBA loans, SBL also includes $20,923,000 of non-SBA loans as of March  31, 2020 and $16,952,000 at December 31, 2019.

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash  surrender value of insurance policies.  At March 31, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $228.8 million  and $144.6 million.

*** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $455,000 and $882,000 at March  31, 2020 and December 31, 2019, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table provides information about loans individually evaluated for credit loss at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 266	$ 2,693	$ -	$ 301	$ 3
SBL commercial mortgage	76	76	-	76	-
SBL construction	-	-	-	-	-
Direct lease financing	15,620	15,620	-	7,953	278
Consumer - home equity	585	585	-	537	3
With an allowance recorded
SBL non-real estate	3,731	3,731	(2,805)	3,767	20
SBL commercial mortgage	971	971	(136)	971	-
SBL construction	711	711	(25)	711	-
Direct lease financing	-	-	-	-	-
Consumer - home equity	-	-	-	60	-
Total
SBL non-real estate	3,997	6,424	(2,805)	4,068	23
SBL commercial mortgage	1,047	1,047	(136)	1,047	-
SBL construction	711	711	(25)	711	-
Direct lease financing	15,620	15,620	-	7,953	278
Consumer - home equity	585	585	-	597	3
	$ 21,960	$ 24,387	$ (2,966)	$ 14,376	$ 304

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

The following table summarizes non-accrual loans with and without allowance for credit losses as of the periods indicated (in thousands):

	March 31, 2020			December 31, 2019
	Non-accrual loans with a related ACL *	Non-accrual loans without a related ACL *	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$ 3,354	$ 211	$ 3,565	$ 3,693
SBL commercial mortgage	971	76	1,047	1,047
SBL construction	711	-	711	711
Consumer	-	322	322	345
	$ 5,036	$ 609	$ 5,645	$ 5,796

* Allowance for credit losses

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (the Company had no non-accrual leases at March 31, 2020 or December 31, 2019) (in thousands):

	March 31,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 3,565	$ 3,693
SBL commercial mortgage	1,047	1,047
SBL construction	711	711
Consumer	322	345
Total non-accrual loans	5,645	5,796

Loans past due 90 days or more and still accruing	2,245	3,264
Total non-performing loans	7,890	9,060
Other real estate owned	-	-
Total non-performing assets	$ 7,890	$ 9,060

Interest which would have been earned on loans classified as non-accrual for the three months ended March 31, 2020 and 2019, was $103,000  and $127,000, respectively. No income on non-accrual loans was recognized during the three months ended March 31, 2020.

In the three months ended March 31, 2020 a total of $134,000 was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during that period.

The Company’s loans that were modified as of March 31, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 1,296	$ 1,296	8	$ 1,309	$ 1,309
Direct lease financing	2	15,620	15,620	1	286	286
Consumer	2	484	484	2	489	489
Total	12	$ 17,400	$ 17,400	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 42	$ 1,254	$ -	$ 51	$ 1,258
Direct lease financing	-	286	15,333	-	286	-
Consumer	-	-	485	-	-	489
Total	$ -	$ 328	$ 17,072	$ -	$ 337	$ 1,747

As of March 31, 2020, the Company had no troubled debt restructured loans that had been restructured within the last 12 months that have subsequently defaulted.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of March 31, 2020.

When loans are classified as troubled debt restructurings, their collateral is valued and a specific reserve is established if the collateral valuation, less deposition costs, is lower than the recorded value of the loan.  As of March 31, 2020, there were 12 troubled debt restructured loans with a balance of $17.4 million which had specific reserves of $1.0 million.  Approximately $1.0 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to direct lease financing.

Effective in the first quarter of 2020 current expected credit loss accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the  length of collection efforts and the probability and timing of recoveries .  During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million.  Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact the Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit.  The following table shows the effect of the adoption of CECL as of January 1, 2020 and the March 31, 2020 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		March 31, 2020
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$ 4,914	8.33%	$ 4,766	8.08%	$ 4,942	7.98%
SBL commercial mortgage	1,458	0.71%	2,009	0.98%	2,807	1.28%
SBL construction	432	0.95%	571	1.26%	795	1.63%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,558	1.25%
SBLOC	440	0.05%	440	0.05%	462	0.05%
IBLOC	113	0.08%	72	0.05%	114	0.05%
Other specialty lending (1)	97	0.39%	170	0.40%	157	0.40%
Consumer - other	40	0.88%	58	1.27%	48	1.19%
Unallocated	318		-		-
	$ 10,238	0.56%	$ 12,874	0.71%	$ 14,883	0.75%

Liabilities:
Allowance for credit losses on off-balance sheet credit	-		569		786
Total allowance for credit losses	$ 10,238		$ 13,443		$ 15,669

(1) Included in other specialty lending are $36.4 million of SBA loans purchased for CRA purposes.  These loans are classified as SBL loans in our loan tables.

Management estimates the allowance  using relevant available internal and external historical loan performance information, current economic conditions  and reasonable and supportable forecasts.  Historical credit loss experience provides the initial basis for the estimation of expected credit losses over the lifetime of loans.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in economic conditions.

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the audit committee for their review.  The allowance for credit losses is comprised of reserves, based on loan pools with similar risk characteristics based on a lifetime loss-rate model.  Loans that do not share risk characteristics are evaluated on an individual basis.  If foreclosure is believed to be probable or repayment is expected from the sale of the collateral. Expected credit losses are based on the difference between loan principal and the estimated fair value of the collateral, adjusted for disposition costs as appropriate.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk profiles within portfolio segments.  A historical loss rate is calculated for each product type based upon  historical net charge-offs for that product. The loss rate is projected over the estimated remaining loan lives to determine estimated lifetime losses.  Additionally we add to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool.  A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit.  That reserve is recorded in other liabilities.  The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. For periods beyond which we are able to develop reasonable and supportable forecasts, our model reverts to the historical loss rate.  Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high.  When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months.  That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending.  Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty  as to how the Coronavirus would impact the Company’s loan pools, the Company increased other economic qualitative factors to moderate at March 31, 2020.  These changes increased the first quarter 2020 provision for credit losses by approximately $849,000.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses.  A summary of our primary portfolio pools is as follows:

As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$ 1,936	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,936
Pass (I-IV)	2,202	9,430	12,922	7,262	8,134	12,657	-	52,607
Special mention	-	-	1,193	44	541	985	-	2,763
Substandard	-	49	-	761	2,053	1,845	-	4,708
Total SBL non-real estate	4,138	9,479	14,115	8,067	10,728	15,487	-	62,014

SBL commercial mortgage
Non-rated	2,529	-	-	-	-	-	-	2,529
Pass (I-IV)	8,313	58,092	40,063	35,014	29,028	38,929	-	209,439
Special mention	-	-	-	-	-	264	-	264
Substandard	-	-	-	-	76	7,441	-	7,517
Total SBL commercial mortgage	10,842	58,092	40,063	35,014	29,104	46,634	-	219,749

SBL construction
Non-rated	-	-	-	-	-	-	-	-
Pass (I-IV)	-	13,148	23,603	8,425	2,936	-	-	48,112
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	711	-	-	711
Total SBL construction	-	13,148	23,603	8,425	3,647	-	-	48,823

Direct lease financing
Non-rated	15,021	1,549	556	-	-	-	-	17,126
Pass (I-IV)	60,757	161,908	92,587	56,292	26,452	8,748	-	406,744
Special mention	-	-	-	-	-	-	-	-
Substandard	-	15,641	2,664	1,848	1,680	264	-	22,097
Total direct lease financing	75,778	179,098	95,807	58,140	28,132	9,012	-	445,967

SBLOC
Non-rated	-	-	-	-	-	-	14,819	14,819
Pass (I-IV)	-	-	-	-	-	-	912,794	912,794
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBLOC	-	-	-	-	-	-	927,613	927,613

IBLOC
Non-rated	-	-	-	-	-	-	55,921	55,921
Pass (I-IV)	-	-	-	-	-	-	172,899	172,899
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total IBLOC	-	-	-	-	-	-	228,820	228,820

Other specialty
Non-rated	-	194	283	649	-	-	-	1,126
Pass (I-IV)	-	3,559	6,824	6,720	7,424	13,462	-	37,989
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other specialty	-	3,753	7,107	7,369	7,424	13,462	-	39,115

Consumer
Non-rated	-	-	-	17	-	229	1,970	2,216
Pass (I-IV)	-	-	-	-	-	-	1,485	1,485
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	322	322
Total consumer	-	-	-	17	-	229	3,777	4,023
Total	$ 90,758	$ 263,570	$ 180,695	$ 117,032	$ 79,035	$ 84,824	$ 1,160,210	$ 1,976,124

SBL. Substantially all of our SBL or small business loans consist of SBA loans.  We participate in two loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages.  We segment the SBL portfolio into three pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool.  The qualitive factors for  SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions.  Additionally, the construction segment adds a qualitative factor for general construction risk.

Direct lease financing.  We provide lease financing for commercial and government vehicle fleets and, to a lesser extent, provide lease financing for other equipment.  Our leases are either open-end or closed-end.  An open-end lease is one in which, at the end of the lease term, the lessee must pay us the difference between the amount at which we sell the leased asset and the stated termination value.  Termination value is a contractual value agreed to by the parties at the inception of a lease as to the value of the leased asset at the end of the lease term.  A closed-end lease is one for which no such payment is due on lease termination.  In a closed-end lease, the risk that the amount received on a sale of the leased asset will be less than the residual value is assumed by us, as lessor.  The qualitative factors for all direct lease financing focus on underlying collateral for collateral dependent loans, portfolio loan performance, concentrations and changes in economic conditions.

SBLOC.  Our SBLOC loans to individuals, trusts and entities are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities.  Substantially all SBLOCs have full recourse to the borrower.  The underlying securities  collateral for our SBLOC loans are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, as no losses were incurred during the first quarter of 2020, notwithstanding historic declines in equity markets. Additionally, the advance rates noted above were set to anticipate even higher potential market declines in the future.

IBLOC.  Our IBLOC loans are collateralized by the cash surrender value of insurance policies.  Should a loan default, the primary risks for IBLOCs are if the insurance company issuing the policy were to become insolvent, or if that company would fail to recognize the Bank’s assignment of policy proceeds. To mitigate these risks, insurance company ratings are periodically evaluated for compliance with Bank standards.  Additionally, the Bank utilizes assignments of cash surrender value which legal counsel has concluded are enforceable. The qualitative factors for IBLOC primarily focus on the concentration risk with insurance companies, should they err in their procedures.

Other Specialty Lending and consumer loans.  Our other specialty lending loans and consumer loans are legacy loans related to our discontinued operation.  The loans primarily are consumer loans and home equity loans.  The qualitative factors for all other specialty lending and consumer loans focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, concentrations and changes in economic conditions.

Expected credit losses are estimated over the estimated remaining lives of loans.  The estimate excludes possible extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a loan will be restructured, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by us.

We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures.  The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses.  The estimate considers the likelihood that funding will occur over the estimated life of the commitment.  The amount of the allowance in the liability account as of March 31, 2020 was $786,000.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for impairment is as follows (in thousands):

	March 31, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	158	20	(318)	2,637
Charge-offs	(265)	-	-	(1,193)	-	-	-	-	(1,458)
Recoveries	19	-	-	84	-	-	-	-	103
Provision (credit)	422	798	224	1,879	64	(13)	(11)	-	3,363
Ending balance	$ 4,941	$ 2,807	$ 795	$ 5,558	$ 576	$ 157	$ 49	$ -	$ 14,883

Ending balance: Individually evaluated for expected credit loss	$ 2,805	$ 136	$ 26	$ -	$ -	$ -	$ -	$ -	$ 2,967

Ending balance: Collectively evaluated for expected credit loss	$ 2,136	$ 2,671	$ 769	$ 5,558	$ 576	$ 157	$ 49	$ -	$ 11,916

Loans:
Ending balance	$ 84,946	$ 233,220	$ 48,823	$ 445,967	$ 1,156,433	$ 2,711	$ 4,023	$ 9,632	$ 1,985,755

Ending balance: Individually evaluated for expected credit loss	$ 3,997	$ 1,047	$ 711	$ 15,620	$ -	$ -	$ 585	$ -	$ 21,960

Ending balance: Collectively evaluated for expected credit loss	$ 80,949	$ 232,173	$ 48,112	$ 430,347	$ 1,156,433	$ 2,711	$ 3,438	$ 9,632	$ 1,963,795

December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(1,362)	-	-	(528)	-	-	(1,103)	-	(2,993)
Recoveries	125	-	-	51	-	-	2	-	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238

Ending balance: Individually evaluated for impairment	$ 2,961	$ 136	$ 36	$ -	$ -	$ -	$ 9	$ -	$ 3,142

Ending balance: Collectively evaluated for impairment	$ 2,024	$ 1,336	$ 396	$ 2,426	$ 553	$ 12	$ 31	$ 318	$ 7,096

Loans:
Ending balance	$ 84,579	$ 218,110	$ 45,310	$ 434,460	$ 1,024,420	$ 3,055	$ 4,554	$ 9,757	$ 1,824,245

Ending balance: Individually evaluated for impairment	$ 4,139	$ 1,047	$ 711	$ 286	$ -	$ -	$ 610	$ -	$ 6,793

Ending balance: Collectively evaluated for impairment	$ 80,440	$ 217,063	$ 44,599	$ 434,174	$ 1,024,420	$ 3,055	$ 3,944	$ 9,757	$ 1,817,452

March 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(322)	-	-	(106)	-	-	-	-	(428)
Recoveries	17	-	-	12	-	-	-	-	29
Provision (credit)	846	538	(15)	362	3	22	(29)	(27)	1,700
Ending balance	$ 5,177	$ 1,479	$ 235	$ 2,293	$ 396	$ 82	$ 79	$ 213	$ 9,954

Ending balance: Individually evaluated for impairment	$ 3,324	$ 71	$ -	$ 151	$ -	$ -	$ 15	$ -	$ 3,561

Ending balance: Collectively evaluated for impairment	$ 1,853	$ 1,408	$ 235	$ 2,142	$ 396	$ 82	$ 64	$ 213	$ 6,393

Loans:
Ending balance	$ 76,112	$ 179,397	$ 23,979	$ 384,930	$ 791,986	$ 34,425	$ 9,301	$ 10,265	$ 1,510,395

Ending balance: Individually evaluated for impairment	$ 4,614	$ 458	$ 711	$ 812	$ -	$ -	$ 1,732	$ -	$ 8,327

Ending balance: Collectively evaluated for impairment	$ 71,498	$ 178,939	$ 23,268	$ 384,118	$ 791,986	$ 34,425	$ 7,569	$ 10,265	$ 1,502,068

The Company did not have loans acquired with deteriorated credit quality at either March 31, 2020 or December 31, 2019.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	March 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 185	$ 406	$ -	$ 3,565	$ 4,156	$ 80,790	$ 84,946
SBL commercial mortgage	-	-	-	1,047	1,047	232,173	233,220
SBL construction	-	-	-	711	711	48,112	48,823
Direct lease financing	9,079	1,459	2,245	-	12,783	433,184	445,967
SBLOC / IBLOC	10,835	-	-	-	10,835	1,145,598	1,156,433
Other specialty lending	-	-	-	-	-	2,711	2,711
Consumer - other	17	-	-	-	17	684	701
Consumer - home equity	-	-	-	322	322	3,000	3,322
Unamortized loan fees and costs	-	-	-	-	-	9,632	9,632
	$ 20,116	$ 1,865	$ 2,245	$ 5,645	$ 29,871	$ 1,955,884	$ 1,985,755

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

The Company evaluates its loans under an internal loan risk rating system as a means of identifying problem loans.  The special mention classification indicates weaknesses that may, if not cured, threaten the borrower’s future repayment ability.  A substandard classification reflects an existing weakness indicating the possible inadequacy of net worth and other repayment sources.  These classifications are used both by regulators and peers as they have been correlated with an increased probability of credit losses.  The following table provides information by credit risk rating indicator for each segment of the loan portfolio, excluding loans held-for-sale, at December 31, 2019 (in thousands):

	December 31, 2019
	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 76,108	$ 3,045	$ 4,430	$ -	$ -	$ -	$ 996	$ 84,579
SBL commercial mortgage	208,809	2,249	5,577	-	-	-	1,475	218,110
SBL construction	44,599	-	711	-	-	-	-	45,310
Direct lease financing	420,289	-	8,792	-	-	-	5,379	434,460
SBLOC / IBLOC	942,858	-	-	-	-	-	81,562	1,024,420
Other specialty lending	3,055	-	-	-	-	-	-	3,055
Consumer	2,545	-	345	-	-	-	1,664	4,554
Unamortized loan fees and costs	-	-	-	-	-	-	9,757	9,757
	$ 1,698,263	$ 5,294	$ 19,855	$ -	$ -	$ -	$ 100,833	$ 1,824,245

* For information on targeted loan review thresholds see “Allowance for Loan Losses” in the 2019 Form 10-K Report in the loans footnote and in this Form 10-Q in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 7. Transactions with Affiliates

The Bank maintained no deposits for various affiliated companies as of March 31, 2020 and December 31, 2019, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons.  All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender.  At March 31, 2020, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability.  Loans to these related parties amounted to $2.7 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively.

The Bank periodically purchases securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC, (JVB), a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB.  In the first quarter of 2020, the Company purchased no securities from JVB.  Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm. The Company has historically purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates.  JVB was in compliance with all of the terms of the agreements at March 31, 2020 and had complied with all terms for all prior repurchase agreements.  There were no repurchase agreements with J.V.B. outstanding at March 31, 2020 and December 31, 2019, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm.  The Company paid Duane Morris LLP $25,000 and $480,000 for legal services for the three months ended March 31, 2020 and 2019, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $119.6 million and $944.5 million as of March 31, 2020 and December 31, 2019, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs.  Level 3 investment security fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. In the first quarter of 2020 and 2019, there were no transfers between the three levels.

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

On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio.  The purchaser of the loan portfolio was a newly formed entity, 2014-1 LLC (Walnut Street).  The price paid to the Bank for the loan portfolio which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprises the balance of the investment in unconsolidated entity on the consolidated balance sheets, which is measured at fair value at each balance sheet date.  The fair value was initially established by the sales price and the investment is marked quarterly to fair value, as determined using a discounted cash flow analysis.  The change in value of investment in unconsolidated entity in the consolidated statements of operations reflects changes in estimated fair value.  Interest paid to the bank on the notes is credited to principal.

Assets held-for-sale from discontinued operations are recorded at the lower of cost basis or market value.  For loans, market value was determined using the discounted cash flow approach which converts expected cash flows from the loan portfolio by unit of measurement to a present value estimate.  Unit of measurement was determined by loan type and for significant loans on an individual loan basis.  The fair values of the Company’s loans classified as assets held-for-sale are based on “unobservable inputs” that are based on available information.  Level 3 fair values are based on the present value of cash flows by unit of measurement.  For commercial loans other than SBA loans, a market adjusted rate to discount expected cash flows from outstanding principal and interest to expected maturity at the measurement date was utilized.  For SBA loans, market indications for similar loans were utilized on a pooled basis.  For other real estate owned, market value was based upon appraisals of the underlying collateral by third-party appraisers, reduced by 7% to 10% for estimated selling costs.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	March 31, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,353,278	$ 1,353,278	$ -	$ 1,160,327	$ 192,951
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,142	1,142	-	-	1,142
Commercial loans held-for-sale	1,716,450	1,716,450	-	-	1,716,450
Loans, net of deferred loan fees and costs	1,985,755	1,975,955	-	-	1,975,955
Investment in unconsolidated entity	34,273	34,273	-	-	34,273
Assets held-for-sale from discontinued operations	134,118	134,118	-	-	134,118
Interest rate swaps, liability	2,390	2,390	-	2,390	-
Demand and interest checking	4,512,949	4,512,949	-	4,512,949	-
Savings and money market	178,174	178,174	-	178,174	-
Subordinated debentures	13,401	6,853	-	-	6,853
Securities sold under agreements to repurchase	42	42	42	-	-

	December 31, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,320,692	$ 1,320,692	$ -	$ 1,203,359	$ 117,333
Investment securities, held-to-maturity	84,387	83,002	-	75,850	7,152
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	5,342	-	-	5,342
Commercial loans held-for-sale	1,180,546	1,180,546	-	-	1,180,546
Loans, net of deferred loan fees and costs	1,824,245	1,826,154	-	-	1,826,154
Investment in unconsolidated entity	39,154	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	140,657	-	-	140,657
Interest rate swaps, liability	232	232	-	232	-
Demand and interest checking	4,402,740	4,402,740	-	4,402,740	-
Savings and money market	174,290	174,290	-	174,290	-
Time deposits	475,000	475,000	-	-	475,000
Subordinated debentures	13,401	9,736	-	-	9,736
Securities sold under agreements to repurchase	82	82	82	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 50,387	$ -	$ 50,387	$ -
Asset-backed securities	229,252	-	229,252	-
Obligations of states and political subdivisions	64,417	-	64,417	-
Residential mortgage-backed securities	326,322	-	326,322	-
Collateralized mortgage obligation securities	210,153	-	210,153	-
Commercial mortgage-backed securities	391,995	-	279,796	112,199
Corporate debt securities	80,752	-	-	80,752
Total investment securities available-for-sale	1,353,278	-	1,160,327	192,951
Commercial loans held-for-sale	1,716,450	-	-	1,716,450
Investment in unconsolidated entity	34,273	-	-	34,273
Assets held-for-sale from discontinued operations	134,118	-	-	134,118
Interest rate swaps, liability	2,390	-	2,390	-
	$ 3,235,729	$ -	$ 1,157,937	$ 2,077,792

		Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 52,910	$ -	$ 52,910	$ -
Asset-backed securities	244,349	-	244,349	-
Obligations of states and political subdivisions	65,568	-	65,568	-
Residential mortgage-backed securities	336,596	-	336,596	-
Collateralized mortgage obligation securities	222,727	-	222,727	-
Commercial mortgage-backed securities	398,542	-	281,209	117,333
Total investment securities available-for-sale	1,320,692	-	1,203,359	117,333
Commercial loans held-for-sale	1,180,546	-	-	1,180,546
Investment in unconsolidated entity	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	-	-	140,657
Interest rate swaps, liability	232	-	232	-
	$ 2,680,817	$ -	$ 1,203,127	$ 1,477,690

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

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Beginning balance	$ 117,333	$ 24,390	$ 1,180,546	$ 688,471
Transfers into level 3	-	100,664	-	-
Transfers out of level 3	-	-	-	-
Reclass of held-to-maturity securities to available-for-sale	85,151	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(2,998)	25,986
Included in other comprehensive income	734	688	-	-
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	541,615	1,795,376
Sales	-	-	-	(1,329,287)
Settlements	(10,267)	(8,409)	(2,713)	-
Ending balance	$ 192,951	$ 117,333	$ 1,716,450	$ 1,180,546

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ (2,855)	$ 963

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Beginning balance	$ 39,154	$ 59,273	$ 140,657	$ 197,831
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	(45)	-	(819)	(487)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	20	2,125
Sales	-	-	(1,252)	(7,136)
Settlements	(4,836)	(20,119)	(4,488)	(49,021)
Charge-offs	-	-	-	(2,655)
Ending balance	$ 34,273	$ 39,154	$ 134,118	$ 140,657

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ (45)	$ -	$ (819)	$ (487)

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	March 31, 2020	Valuation techniques	Unobservable inputs	March 31, 2020	March 31, 2020

Commercial mortgage backed investment	$ 112,199	Discounted cash flow	Discount rate	5.00% - 9.13%	6.17%
securities available-for-sale (a)
Insurance liquidating trust preferred security,	5,152	Discounted cash flow	Discount rate	9.80%	9.80%
available for sale (b)
Corporate debt securities (c)	75,600	Traders' pricing	Price indications	-	-
Federal Home Loan Bank and Atlantic	1,142	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs (d)	1,975,955	Discounted cash flow	Discount rate	3.80% - 7.50%	3.68%

Commercial - SBA (e)	223,988	Traders' pricing	Offered quotes	$103.50 - $107.93	$104.70
Commercial - fixed (f)	85,774	Discounted cash flow	Discount rate	4.80% - 6.45%	5.70%
Commercial - floating (g)	1,406,688	Discounted cash flow	Discount rate	5.00% - 7.10%	5.09%
Commercial loans held-for-sale	1,716,450

Investment in unconsolidated entity (h)	34,273	Discounted cash flow	Discount rate	7.00%	7.00%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (i)	134,118	Discounted cash flow	Discount rate,	3.33% - 7.56%	4.60%
			Credit analysis
Subordinated debentures (j)	6,853	Discounted cash flow	Discount rate	9.80%	9.80%

	Level 3 instruments only

	Fair value at			Range at
	December 31, 2019	Valuation techniques	Unobservable inputs	December 31, 2019

Commercial mortgage backed investment	$ 117,333	Discounted cash flow	Discount rate	4.05% - 8.18%
securities available-for-sale (a)
Insurance liquidating trust preferred security,	7,152	Discounted cash flow	Discount rate	8.01%
available for sale (b)
Federal Home Loan Bank and Atlantic	5,342	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs (d)	1,826,154	Discounted cash flow	Discount rate	3.11% - 6.93%

Commercial - SBA (e)	220,358	Traders' pricing	Offered quotes	$101.6 - $107.9
Commercial - fixed (f)	88,986	Discounted cash flow	Discount rate	4.33% - 7.13%
Commercial - floating (g)	871,202	Discounted cash flow	Discount rate	4.51% - 6.81%
Commercial loans held-for-sale	1,180,546

Investment in unconsolidated entity (h)	39,154	Discounted cash flow	Discount rate	5.84%
			Default rate	1.00%
Assets held-for-sale from discontinued operations (i)	140,657	Discounted cash flow	Discount rate,	3.49% -7.58%
			Credit analysis
Subordinated debentures (j)	9,736	Discounted cash flow	Discount rate	8.01%

The valuations for each of the instruments above, as of the balance sheet date, is subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations.  All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans held-for-sale, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement.  Changes in fair value of securities which are unrelated to credit are recorded through equity, while changes in the fair value of loans unrelated to credit are a disclosure item, without impact on the financial statements.  The notes below refer to the March 31, 2020 table.

a)

Commercial mortgage backed investment securities, consisting of Bank issued CRE securities, are valued using discounted cash flow analyses.   The discount rates applied are based upon market observations for comparable securities and implicitly assume market averages for prepayments, defaults, and loss severities. Each of the securities has some credit enhancement, or protection from other tranches in the issue, which limit their valuation exposure to credit losses.  Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce their value.  In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on these holdings in future periods and impact fair values.
b)

Insurance liquidating trust preferred is a single debenture which is valued using discounted cash flow analysis. The discount rate used is based on the market rate on comparable relatively illiquid instruments and credit analysis.  A change in the liquidating trust’s ability to repay the note, or an increase in interest rates, particularly for privately placed debentures, would affect the discount rate and thus the valuation.  As a single security, the weighted average rate shown is the actual rate applied to the security.

c)

Corporate debt securities consist of three AAA rated privately placed debt structures backed by investment grade corporate debt each with over 50% credit enhancement. Each of these securities has a coupon of 3 Month LIBOR + 3.00%.   Price indications are obtained from a broker/dealer with significant experience in trading and evaluating these securities.  Changes in either investor yield requirements for relatively illiquid securities, or credit risk could affect the price indications.

d)

Loans, net of deferred fees and costs are valued using discounted cash flow analysis.  Discount rates are based upon available information for estimated current origination rates for each loan type.  Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type.

e)

Commercial-SBL (SBA Loans) are comprised of the government guaranteed portion of SBA insured loans.  Their valuation is based upon dealer pricing indications.  A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are also impacted by prepayment assumptions resulting from both voluntary payoffs and defaults.

f)

Commercial-fixed are fixed rate commercial mortgages originated for sale.  Discount rates used in applying discounted cash flow analysis are determined by an independent valuation consultant based upon loan terms, the general level of interest rates and the quality of the credit.

g)

Commercial-floating are floating rate loans, the vast majority of which are secured by multi-family properties.  These are bridge loans designed to provide owners time and funding for property improvements and are valued using discounted cash flow analysis.  The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans and an expected loss rate of .8%, representing a post-Coronavirus projection by a third-party analytics firm.  Changes in loan performance which result in higher credit losses than this projection could result in changes in the discount rate and resulting valuation.

h)

Investment in unconsolidated entity is in non-accrual status, and changes in its value, determined by discounted cash flows, are recorded in the income statement under “Change in value of investment in unconsolidated entity”.  A constant default rate of 1%, net of recoveries, on cash flowing loans was utilized.  Changes in market interest rates, credit quality or payment experience could result in a change in the current valuation.

i)

Assets held-for-sale from discontinued operations are valued by an independent valuation consultant using loan performance, other credit characteristics and market interest rate comparisons.  Changes in those factors could change the valuation.

j)

Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%.   These notes are valued using discounted cash flow analysis.  The discount rate is based on the market rate for comparable relatively illiquid instruments.  Changes in those market rates, or the credit of the company could result in changes in the valuation.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 18,994	$ -	$ -	$ 18,994
Intangible assets	2,857	-	-	2,857
	$ 21,851	$ -	$ -	$ 21,851

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 3,651	$ -	$ -	$ 3,651
Intangible assets	2,315	-	-	2,315
	$ 5,966	$ -	$ -	$ 5,966

(1)

The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At March 31, 2020, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $19.0 million.  To arrive at that fair value, related loan principal of $22.0 million was reduced by specific reserves of $3.0 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell.  When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal.  Included in the collateral dependent balance at March  31, 2020 were twelve troubled debt restructured loans with a balance of $17.4 million which had specific reserves of $1.0 million.  Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.  In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy.  The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation.

Note 9. Derivatives

The Company  utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale.  These instruments are not accounted for as effective hedges.  As of March 31, 2020, the Company had entered into six interest rate swap agreements with an aggregate notional amount of $37.8 million.  These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR).  The Company recorded a loss of $2.2 million for the three months ended March 31, 2020 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations.  The amount payable by the Company under these swap agreements was $2.4 million at March 31, 2020, which is reported in other liabilities.  The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.3 million as of March 31, 2020.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of March 31, 2020 are summarized below (dollars in thousands):

	March 31, 2020
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	$ 10,300	1.12%	1.75%	(74)
December 23, 2025	6,800	2.16%	1.20%	(626)
December 24, 2025	8,200	2.17%	1.20%	(763)
January 28, 2026	3,000	1.87%	1.80%	(228)
July 20, 2026	6,300	1.44%	1.82%	(340)
December 12, 2026	3,200	2.26%	78.00%	(359)
Total	$ 37,800			$ (2,390)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition.  The software is being amortized over eight years.  Amortization expense is $217,000 per year ($111,000 over the remainder of the amortization period).  The gross carrying amount of the software is $1.8 million, and as of March 31, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.7 million and $1.7 million.

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period.  Amortization expense is $340,000 per year  ($1.7 million over the next five years).  The gross carrying amount of the customer list intangible is $3.4 million, and as of March 31, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.3 million and $1.2 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $4.6 million.  In the acquisition the Company acquired $9.9 million of leases, $958,000 in automobile inventory and other assets.  The excess of the consideration issued over the book value of the assets acquired was $1.5 million which was allocated as follows.  The fair value of the leases was  $453,000 over their book value and is being amortized over the lives of the leases.   A customer list intangible of $689,000 is being amortized over a  12 year period.    Amortization expense is $57,000 per year ($285,000 over the next five years).    The Company preliminarily allocated the $689,000 to the customer list and expects to complete its accounting for this business combination by the fourth quarter of 2020.  Until completion, the above allocation of purchase price is considered preliminary.    The gross carrying amount of the customer list intangible is $689,000 as of March 31, 2020 and the accumulated amortization was $14,000.  The remainder of the $1.5 million excess of consideration over book value was a trade name valuation of $135,000, inventory valuation adjustment of $100,000 and $105,000 for goodwill.  A loan outstanding of approximately $4 million to the acquired entity was eliminated as part of the transaction. Approximately $4.4 million of liabilities were assumed.

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

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2020	$ 111,292
2021	103,685
2022	68,837
2023	39,195
2024	16,575
2025 and thereafter	2,853
Total undiscounted cash flows	342,437
Residual value *	151,747
Difference between undiscounted cash flows and discounted cash flows	(48,191)

Present value of lease payments recorded as lease receivables	$ 445,993

*Of the $151,747,000, $33,641,000 is not guaranteed by the lessee.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Update changes the accounting for credit losses on loans and debt securities.  For loans and held-to-maturity debt securities, the Update requires a current expected credit loss (CECL) approach to determine the allowance for credit losses.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  Also, the Update eliminates the existing guidance for purchased credit deteriorated loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.  In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.  The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  As a result of the Company’s adoption of the guidance in first quarter 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, which were offset by $2.7 million in the allowance for credit losses and a $569,000 credit to other liabilities. The $569,000 reflected a reserve on unfunded commitments.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates certain fair value disclosures, adds new disclosures and amends another disclosure applicable to the Company as follows.  The amendment states that disclosure of measurement uncertainty of the fair values to changes in inputs will be required for the reporting date and not future dates.  New fair value disclosures consist of disclosure of: a) total gains and losses in other comprehensive income from fair value changes in Level 3 assets and liabilities that are held on the balance sheet date; b) the range and weighted average of inputs and how the weighted average was calculated and c) if weighted average is not meaningful, other quantitative information that better reflects the distribution of inputs. ASU 2018-13 was implemented in first quarter 2020, and the disclosures discussed are included in the financial statements.    There was no material impact on the financial statements.

In March 2020, the FASB issued ASU 2020-04 which addressed optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, resulting from the phase-out of the LIBOR reference rate. The interest rates on certain of the Company’s securities, the majority of its commercial loan held-for-sale portfolio and its trust preferred securities outstanding (classified as subordinated debenture on the balance sheet), utilize LIBOR as a reference rate. To maximize management and accounting flexibility for holders of instruments using LIBOR as a benchmark, the guidance permitted a one-time transfer of such instruments from held-to-maturity to available-for-sale. The Company made such a transfer of four LIBOR-based securities, which comprised its held-to-maturity portfolio, in the first quarter of 2020. The Company is assessing the potential impact of the phase-out of LIBOR and related accounting guidance.

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

In addition to these explicit limitations, federal and state regulatory agencies are authorized to prohibit a banking subsidiary or financial holding company from engaging in an unsafe or unsound practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.  In August 2015, the Bank entered into an Amendment to a 2014 Consent Order with the FDIC pursuant to which the Bank may not pay dividends without prior FDIC approval.  On May 11, 2015, the Company received a Supervisory Letter pursuant to which the Company could not pay dividends without prior Federal Reserve approval. The requirement for Federal Reserve approval was lifted in fourth quarter 2019 at which time the letter was terminated.

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

Note 13. Legal

On June 12, 2019, the Bank was served with a qui tam lawsuit filed in the Superior Court of the State of Delaware, New Castle County.  The Delaware Department of Justice intervened in the litigation.  The case is titled The State of Delaware, Plaintiff, Ex rel. Russell S. Rogers, Plaintiff-Relator, v. The Bancorp Bank, Interactive Communications International, Inc., and InComm Financial Services, Inc., Defendants.  The lawsuit alleges that the defendants violated the Delaware False Claims Act by not paying balances on certain open-loop “Vanilla” prepaid cards to the State of Delaware as unclaimed property.  The complaint seeks actual and treble damages, statutory penalties, and attorneys’ fees.  The Bank denies the allegations and is defending itself.  The Bank and other defendants filed a motion to dismiss the action, but the motion was denied on February 7, 2020.  The Bank has filed an answer and continues to vigorously defend the claims.  At this time, the Company is unable to determine whether the ultimate resolution of the matter will have a material adverse effect on our financial condition or operations.

The Company has received and is responding to two non-public fact-finding inquiries from the SEC, which in each case is seeking to determine if violations of the federal securities laws have occurred. We refer to these inquiries collectively as the SEC matters.  On October 9, 2019, the Company received a subpoena seeking records related generally to The Bancorp Bank’s  debit card issuance activity and gross dollar volume data, among other things.  The Company responded to the subpoena and is in the process of responding to subsequent subpoenas issued to the Company.  Unrelated to the first inquiry, on April 10, 2020, the Company received a subpoena in connection with The Bancorp Bank’s CMBS business seeking records related to various offerings as well as CMBS securities held by the Bank.  Since inception of these SEC matters to the present, the Company has been cooperating fully with the SEC.  The SEC has not made any findings, or alleged any wrongdoings, with respect to the SEC matters.  The costs related to responding to and cooperating with the SEC staff may be material, and could continue to be material at least through the completion of the SEC matters.

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

The following tables provide segment information for the periods indicated:

	For the three months ended March 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 39,293	$ -	$ 12,173	$ -	$ 51,466
Interest allocation	-	12,173	(12,173)	-	-
Interest expense	340	5,065	3,150	-	8,555
Net interest income (loss)	38,953	7,108	(3,150)	-	42,911
Provision for credit losses	3,579	-	-	-	3,579
Non-interest income	(3,839)	20,421	17	-	16,599
Non-interest expense	16,916	17,145	4,357	-	38,418
Income (loss) from continuing operations before taxes	14,619	10,384	(7,490)	-	17,513
Income tax expense	-	-	4,352	-	4,352
Income (loss) from continuing operations	14,619	10,384	(11,842)	-	13,161
Loss from discontinued operations	-	-	-	(570)	(570)
Net income (loss)	$ 14,619	$ 10,384	$ (11,842)	$ (570)	$ 12,591

	For the three months ended March 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 30,473	$ -	$ 13,105	$ -	$ 43,578
Interest allocation	-	13,105	(13,105)	-	-
Interest expense	368	8,384	816	-	9,568
Net interest income (loss)	30,105	4,721	(816)	-	34,010
Provision for credit losses	1,700	-	-	-	1,700
Non-interest income	11,777	18,548	40	-	30,365
Non-interest expense	15,357	16,459	7,413	-	39,229
Income (loss) from continuing operations before taxes	24,825	6,810	(8,189)	-	23,446
Income tax expense	-	-	6,035	-	6,035
Income (loss) from continuing operations	24,825	6,810	(14,224)	-	17,411
Income from discontinued operations	-	-	-	519	519
Net income (loss)	$ 24,825	$ 6,810	$ (14,224)	$ 519	$ 17,930

March 31, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 3,735,854	$ 48,361	$ 1,539,775	$ 134,118	$ 5,458,108
Total liabilities	$ 260,220	$ 3,977,947	$ 721,837	$ -	$ 4,960,004

December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 3,008,304	$ 57,746	$ 2,450,256	$ 140,657	$ 5,656,963
Total liabilities	$ 247,485	$ 4,030,921	$ 894,060	$ -	$ 5,172,466

Note 15. Discontinued Operations

The Company performed a strategic evaluation of its businesses in the third quarter of 2014 and decided to discontinue its Philadelphia commercial lending operations to focus on its specialty finance lending.  The loans which constitute the commercial loan portfolio are in the process of disposition including transfers to other financial institutions.  As such, financial results of the commercial lending operations are presented as separate from continuing operations on the consolidated statements of operations, and assets of the commercial lending operations to be disposed are presented as assets held-for-sale on the consolidated balance sheets.

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three months ended March 31, 2020 and 2019 (in thousands).

	For the three months ended March 31,
	2020	2019
Interest income	$ 1,275	$ 2,025
Interest expense	-	-
Net interest income	1,275	2,025

Non-interest income	13	14
Non-interest expense	2,063	1,234

Income (loss) before taxes	(775)	805
Income tax expense (benefit)	(205)	286
Net income (loss)	$ (570)	$ 519

	March 31,	December 31,
	2020	2019
Loans, net	$ 111,008	$ 115,879
Other real estate owned	23,110	24,778
Total assets	$ 134,118	$ 140,657

Non-interest expense included fair value adjustments of $819,000 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019.  Discontinued operations loans are recorded at the lower of their cost or fair value.  Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments.  Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $134.1 million of loans and other real estate owned remain in assets held-for-sale on the March 31, 2020 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of March 31, 2020.  The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $34.3 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street (see Note 8, Fair Value Measurements).  The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.  A planned sale by the Bank of approximately $825 million of commercial real estate loans scheduled for April 2020 was not consummated by the purchaser.  The purchaser had deposited $12.5 million with the Bank, which was to be forfeited should they not consummate the purchase.  The Company has been advised and has concluded that, under the relevant circumstances, the Bank is entitled to retain the deposit.  The Bank intends to recognize the deposit as income in a time and manner consistent with applicable accounting rules.

The Paycheck Protection Program provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs . As of April 28, 2020, we have originated approximately 1,250 Paycheck Protection Program loans, totaling in excess of $200 million, which we expect will generate approximately $5.5 million of fees and interest.  We believe that income will be recognized primarily in the second quarter of 2020.  The average loan size was approximately $165,000 with 92% of the loans under $350,000.

Part I - Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q.  We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by applicable law.

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality.  We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations.  You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

The Coronavirus has impacted our financial performance. Our net income of $12.6 million for the first quarter of 2020 reflected pre-tax charges of approximately $6.8 million for unrealized losses which were directly related to the Coronavirus’s economic impact in March 2020. The largest component of the $6.8 million was fair value charges related to commercial real estate loans held for sale (“CRE”), and related hedges, which reduced pre-tax earnings by $5.1 million, with additional such charges of approximately $819,000 in discontinued operations. The balance of the $6.8 million was primarily comprised of an adjustment to the provision for credit losses, resulting from future economic uncertainty. As a result of the potentially unique impact of the Coronavirus, we have added new loan tables under “Financial Condition-Loan Portfolio”.  The $57.9 million of hotel loans in our commercial loans held for sale portfolio may represent an elevated risk. However, the vast majority of that $1.50 billion portfolio are multi-family loans, which by a nationally recognized analytics firm have an expected Coronavirus cumulative loss rate of less than 1%. Our next largest $1.16 billion loan portfolio consists of SBLOC and IBLOC loans which have not incurred losses, notwithstanding the recent historic declines in equity markets.  Approximately  half of the SBA loan portfolio is U.S. government guaranteed, and the U.S. government is paying principal and interest on those loans for a six month period. The majority of the other SBA loans consist of commercial mortgages with 50 to 60% origination date loan to value.  For leases which experience credit issues, we have recourse to the leased vehicles. While there is uncertainty related to the future, we believe these are positive characteristics of our loan portfolio which demonstrate lower risk than other forms of lending. The $6.8 million of unrealized losses noted above could reverse in the future, depending on market conditions, interest rates and loan performance, but if losses materialize, that amount represents future potential offsets against such future losses.

U.S. government efforts to address the economic impact of the Coronavirus include several actions which will directly impact us as follows.

•

The Paycheck Protection Program provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs.  As of April 28, 2020, we have originated approximately 1,250 Paycheck Protection Program loans, totaling in excess of $200 million, which we expect will generate approximately $5.5 million of fees and interest. The average loan size was approximately $165,000 with 92% of the loans under $350,000.

•

The Small Business Administration (“SBA”) will make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of March 31, 2020, we had $389.2 million of such loans, of which $303.5 million was guaranteed.

•

Accounting and banking regulators have determined that deferrals of up to six months of principal and interest payments on loans do not represent material changes in loan terms. Accordingly, such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured.

•	The following table summarizes our loan payment deferral requests as of April 23, 2020 (in thousands):

	Principal for loans with deferral requests	Total principal by loan category	% of total loan principal with deferral requests
Commercial real estate loans held for sale (excluding SBA loans)	$ 10,100	$ 1,496,528	<1%
Securities backed lines of credit & insurance backed lines of credit	10,484	1,156,433	1%
Small business lending, substantially all SBA loans	127,398	585,466	22%
Direct lease financing	79,579	445,967	18%
Discontinued operations	17,402	115,677	15%
Other consumer loans and specialty lending	1,143	6,734	17%
Total	$ 246,106	$ 3,806,805	6%

•

A planned sale of approximately $825 million of CRE loans scheduled for April 2020 was not consummated by the purchaser.  The purchaser had deposited $12.5 million with the Bank, which was to be forfeited should they not consummate the purchase.  We have been advised and have concluded that, under the relevant circumstances, the Bank is entitled to retain the deposit. The Bank intends to recognize the deposit as income in a time and manner consistent with applicable accounting rules. If not sold, these loans will be held on the balance sheet as interest-earning assets.

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

The majority of our deposit accounts and non-interest income are generated in our payments business line which consists of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants.  The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users.  Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others.  Our ACH accounts facilitate payments such as bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard.  We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers.  These services include loan and deposit accounts for investment advisory companies through our institutional banking department.  We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship.  We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations.  The loans which constitute that portfolio are in the process of disposition.  This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, CMBS origination and SBA lending.  We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines.  Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control.  We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans.  Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $134.1 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the March 31, 2020 balance sheet, which reflects the impact of related sales, paydowns and fair value charges.  Additionally, that balance sheet reflects $34.3 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Our pre-tax income was $17.5 million for the first quarter of  2020 compared with $23.4 million of pre-tax income for the first quarter of 2019.  First quarter 2020 pre-tax income was net of $5.1 million of unrealized losses on commercial loans held for sale related to economic conditions resulting from the Coronavirus.  Of the $5.2 million, approximately $2.9 million reflected fair value charges on commercial loans held for sale, and $2.2 million related to fair value adjustments on hedges on the fixed rate portion of that portfolio.  The vast majority of the $2.2 million charge relates to hedges expiring in 2025 and 2026.  Accordingly, these losses could reverse should applicable market interest rates increase over that period.  Possible reversal of the $2.9 million of fair value charges will depend on market conditions, interest rates and loan performance.  The majority of the $2.9 million resulted from estimated fair value adjustments for $57.9 million of hotel loans.  These hotel loans may reflect an elevated risk compared to the rest of the $1.50 billion CRE portfolio, the vast majority of which consists of multi-family loans.  Expected cumulative losses for multi-  family loans resulting from Coronavirus are projected by a nationally recognized analytics firm to be below 1%.  These loans generally are on our books at a 99 dollar price, net of fees, and have weighted average interest rate floors in the 4.8% range.  The $17.5 million reported pre-tax income, adjusted for the $5.1 million of unrealized losses amounts to $22.6 million.  Pre-tax income for the first quarter of 2019, adjusted for $10.7 million of realized and unrealized gains on loans held for sale, amounted to $12.7 million.  The resulting $9.9 million increase in pre-tax income primarily reflects an increase in net interest income due to loan growth.  Net interest income increased $8.9 million reflecting a  $5.6 million increase in interest on CRE loans originated for securitization.  Related average balances approximately doubled between these periods to $1.12 billion from $545.6 million.  Net interest income also reflected interest increases of $1.6 million for SBA and $1.2 million for leasing.  SBLOC and IBLOC loans totaled $1.16 billion at March 31, 2020, representing a 46% increase over March 31, 2019.  Related interest income increased $913,000 as these variable rate loans repriced lower as a result of 75 basis points of Federal Reserve interest rate reductions in 2019.  Small business loans, substantially all of which are SBA, increased to $595.1 million, or 20.5%, while leases increased to $446.0 million,  or 15.9%.  The growth in these categories reflected progress toward our 2020 strategic plan, which included growth strategies unique to each of those portfolios.  CRE loan originations were increased compared to first quarter 2019, which resulted in their higher average balances and resulting higher interest income.  The semi-annual sales of CRE loans into securitizations have previously contributed to non-interest income.  Should those loans not be sold, they would be held as earning assets, resulting in higher average balances.  The Bank’s largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in market rates.  In the first quarter of 2020, the rate on all funding was 0.70%, which is expected to fall below 0.40% for the second quarter.  The growth by quarter end to $1.50 billion of  CRE loans with an estimated weighted average interest rate floor of 4.80% reduced rate exposure.  Substantially all of these loans will therefore not reprice lower to  historic 1.5% interest rate reductions by the Federal Reserve in March 2020.  The $1.16 billion quarter end portfolio of SBLOC and IBLOC loans, which yielded approximately 3.5% in first quarter 2020, is estimated to yield 2.3% after the 1.50% of rate reductions.  Prepaid and debit card and related fees are the largest driver of non-interest income. Such fees increased to $18.5 million, or 15%, in first quarter 2020 compared to first quarter 2019.  For those periods, non-interest expense decreased 2.1% to $38.4 million.  The holding company leverage ratio was 8.90% at March 31, 2020.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.  We believe that the determination of our allowance for credit losses on loans, leases and securities, our determination of the fair value of financial instruments and the level in which an instrument is placed within the valuation hierarchy, and income taxes involve a higher degree of judgment and complexity than our other significant accounting policies.

We determine our allowance for credit losses with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on credit deteriorated loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience.  We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses.  Any such additional provisions for loan losses will be a direct charge to our earnings.  See “Allowance for Credit Losses”.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable.  In addition, we consider the continuing performance of the securities.  We recognize credit losses through the Consolidated Statements of Operations.  If management believes market value losses are not credit related, we recognize the reduction in other comprehensive income, through equity.  We evaluate whether a credit loss exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security.  If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

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

The 2014 Consent Order restricts the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submits to the FDIC and the Delaware State Bank Commissioner a report summarizing the completion of certain BSA-related corrective actions (“BSA Report”).  Until the BSA Report is approved by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations will be affected, which, unless offset by growth from existing customers and new customers in other areas of our prepaid card operations, could reduce growth of our deposits and non-interest income and, possibly, limit our ability to raise additional capital on acceptable terms.  The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019 and it still  is under review by the regulators.

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

Results of Operations

First quarter 2020 to first quarter 2019

Net Income:  Net income from continuing operations for the first quarter of 2020 was $13.2 million, or $0.23 per diluted share, compared to $17.4 million, or $0.31 per diluted share, for the first quarter of 2019.  Pre-tax income from continuing operations before income taxes was $17.5 million in the first quarter of 2020 compared to $23.4 million in the first quarter of 2019.  Income from continuing operations decreased between those respective periods primarily as a result of the $5.1 million in unrealized losses on the CRE portfolio in first quarter 2020, versus approximately $10.7 million of realized gains on sales within that portfolio in first quarter 2019. Adjusted for these items, pre-tax income was $22.6 million in first quarter 2020 versus $12.7 million in first quarter 2019, or an increase of $9.9 million.  The increase resulted primarily from an $8.9 million increase in net interest income, which reflected loan growth.  After discontinued operations, net income for the first quarter of 2020 amounted to $12.6 million, compared to $17.9 million for the first quarter of 2019.  Net interest income for the first quarter of 2020 increased 26.2%, to $42.9 million from $34.0 million in the first quarter of 2019 primarily as a result of higher loan balances, which more than offset the impact of lower yields.  The lower yields reflected the impact of the Federal Reserve’s 2019 rate decreases totaling 75 basis points.  The provision for credit losses increased $1.9 million to $3.6 million in the first quarter of 2020 compared to $1.7 million in the first quarter of 2019 primarily as a result of higher lease provisions.  Excluding the respective unrealized losses and realized gains in first quarter 2020 and 2019, as noted above, non-interest income increased $2.2 million.  The increase primarily reflected a 10.4% net increase in prepaid and debit card and related fees and ACH, card and other payment processing fees, the total of which amounted to $20.4 million in the first quarter of 2020. Non-interest expense decreased $811,000, or 2.1% to $38.4 million in the first quarter of 2020 compared to $39.2 million in the first quarter 2019.  Diluted income per share was $0.22 in the first quarter of 2020 compared to $0.32 diluted income per share in the first quarter of 2019 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the first quarter of 2020 increased to $42.9 million, an increase of $8.9 million, or 26.2% from $34.0 million in the first quarter of 2019.  Our interest income for the first quarter of 2020 increased to $51.5 million, an increase of $7.9 million, or 18.1% from $43.6 million for the first quarter of 2019.  The increase in interest income resulted primarily from higher loan balances which more than offset the impact of lower yields reflecting Federal Reserve interest rate reductions.  Our average loans and leases increased to $3.27 billion for the first quarter of 2020 from $2.28 billion for the first quarter of 2019, an increase of $988.7 million, or 43.3%.  Related interest income increased $8.8 million on a tax equivalent basis.  The increase in average loans reflected growth in CRE loans generated for securitization, SBLOC and IBLOC, SBA and leasing.  Average CRE loans originated for sale into securitizations increased  to $1.12 billion from $545.6 million.  Of the total $8.8 million increase in loan interest income, the largest increases were $5.6 million for CRE loans originated for sale,  $1.6 million for SBA and $1.2 million for leasing.  Our average investment securities of $1.40 billion for the first quarter of 2020 increased slightly from the $1.31 billion for the first quarter of 2019.  Related tax equivalent interest income decreased $55,000.  Yields on loans decreased primarily as a result of the impact of 75 basis points of Federal Reserve interest rate reductions in 2019, on variable rate loans and securities. While total interest income increased by $7.9 million, interest expense decreased by $1.0 million as the majority of deposits immediately repriced to Federal Reserve interest rate reductions of 1.50% in March 2020. The repricing resulted from the impact of the Coronavirus which was the impetus for 1.5% of related Federal Reserve interest rate reductions in that month. The reductions will reduce interest income on variable rate loans in the second quarter of 2020, especially the combined SBLOC and IBLOC portfolio which in the first quarter had an estimated 3.5% yield. That yield is estimated to fall to approximately 2.3% in second quarter 2020. However, a significant amount of the resulting decrease in interest income, and reductions resulting from other variable rate assets, is expected to be offset by two factors. First, the CRE loans held for sale have estimated average interest rate floors of approximately 4.80%, and their period end balance of $1.50 billion compares with an average quarterly balance of $1.12 billion. Additionally, the cost of funds on all liabilities is estimated to fall below 0.40%, from 0.70% in the first quarter of 2020.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the first quarter of 2020 was 3.34% compared to 3.41% for the first quarter of 2019, a decrease of 7 basis points.  The yield on interest earning assets decreased 36 basis points while the cost of deposits and interest bearing liabilities decreased by a lesser 28 basis points, or a net reduction of 8 basis points.  The decrease in the net interest margin reflected lower yields on loans, reflecting the aforementioned Federal Reserve rate decreases.  In the first quarter of 2020, the average yield on our loans decreased to 4.80% from 5.32% for the first quarter of 2019, a decrease of 52 basis points.  Yields on taxable investment securities in the first quarter of 2020 decreased to 3.01% compared to 3.23% for the first quarter of 2019, a decrease of 22 basis points. The decrease reflected the impact of the aforementioned Federal Reserve interest rate reductions.  The interest cost of total deposits and interest bearing liabilities decreased 28 basis points to 0.70% for the first quarter of 2020 compared to 0.98% in the first quarter of 2019 reflecting the impact of the aforementioned Federal Reserve rate decreases. Average interest earning deposits at the Federal Reserve Bank increased $70.9 million, or 16.7%, to $493.9 million in the first quarter of 2020 from $423.0 million in the first quarter of 2019.  That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances.  The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended March 31,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 3,262,378	$ 39,159	4.80%	$ 2,266,834	$ 30,161	5.32%
Leases - bank qualified*	10,975	200	7.29%	17,793	428	9.62%
Investment securities-taxable	1,395,545	10,495	3.01%	1,303,491	10,530	3.23%
Investment securities-nontaxable*	5,174	39	3.02%	7,546	59	3.13%
Interest earning deposits at Federal Reserve Bank	493,876	1,623	1.31%	423,024	2,502	2.37%
Net interest earning assets	5,167,948	51,516	3.99%	4,018,688	43,680	4.35%

Allowance for credit losses	(10,176)			(8,638)
Assets held-for-sale from discontinued operations	137,286	1,275	3.71%	173,800	2,025	4.66%
Other assets	226,881			234,174
	$ 5,521,939			$ 4,418,024

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,353,690	$ 6,695	0.62%	$ 3,798,837	$ 8,833	0.93%
Savings and money market	173,575	50	0.12%	31,392	37	0.47%
Time	319,505	1,483	1.86%	-	-	-
Total deposits	4,846,770	8,228	0.68%	3,830,229	8,870	0.93%

Short-term borrowings	56,813	165	1.16%	74,386	503	2.70%
Repurchase agreements	72	-	0.00%	90	-	0.00%
Subordinated debt	13,401	162	4.84%	13,401	195	5.82%
Total deposits and liabilities	4,917,056	8,555	0.70%	3,918,106	9,568	0.98%

Other liabilities	113,582			79,140
Total liabilities	5,030,638			3,997,246

Shareholders' equity	491,301			420,778
	$ 5,521,939			$ 4,418,024

Net interest income on tax equivalent basis *		$ 44,236			$ 36,137

Tax equivalent adjustment		50			102

Net interest income		$ 44,186			$ 36,035

Net interest margin *			3.34%			3.41%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.
** Includes loans held-for-sale.

For the first quarter of 2020, average interest earning assets increased to $5.17 billion, an increase of $1.15 billion, or 28.6%, from $4.02 billion in the first quarter of 2019.  The increase reflected increased average balances of loans and leases of $988.7 million, or 43.3%, and increased average investment securities of $89.7 million, or 6.8%.  For those respective periods, average demand and interest checking deposits increased $554.9 million, or 14.6%, primarily as a result of deposit growth in prepaid and debit card accounts.  The $142.2 million increase in savings and money market reflected growth in interest-bearing prepaid and debit card account relationships. Time deposits were utilized to fund loan growth, including CRE loan originations for sale into securitizations, and increased $319.5 million.

Provision for Credit Losses.  Our provision for credit losses was $3.6 million for the first quarter of 2020 compared to $1.7 million for the first quarter of 2019.  The allowance for credit losses increased to $14.9 million, or 0.75%, of total loans at March 31, 2020, from $10.2 million, or 0.56%, of total loans at December 31, 2019. The majority of the increase reflected higher provisions for leasing, which reflected higher leasing charge-offs during first quarter 2020. The provision also included $849,000 resulting from a qualitative input to current expected credit loss methodology which recognized future potential impact on loan performance from the Coronavirus. See “Recent Developments” for additional impacts of the Coronavirus on our financial performance.  We believe that our allowance is adequate to cover expected losses.  For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $16.6 million in the first quarter of 2020 compared to $30.4 million in the first quarter of 2019.  The $13.8 million, or 45.3%, decrease between those respective periods primarily reflected a variance in net realized and unrealized gains (losses) on commercial loans originated for sale.  Unrealized losses on commercial loans originated for sale in first quarter 2020 reflected a charge of $5.1 million compared to a realized gain of approximately $10.7 million in the prior year period, which resulted from a first quarter 2019 securitization. Gain or loss on securitizations is subject to market conditions.  Prepaid and debit card and related fees increased $2.4 million, or 14.7%, to $18.5 million for the first quarter of 2020 compared to $16.2 million in first quarter 2019.  The increase reflected higher transaction volume.  Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $457,000, or 19.8%, to $1.8 million for the first quarter of 2020 compared to $2.3 million in the first quarter of 2019.  The decrease resulted from the exit of higher risk ACH customers.  Leasing related income increased $138,000, or 19.9%, to $833,000 for the first quarter of 2020 from $695,000 for the first quarter of 2019.  Service fees on deposit accounts decreased $37,000, or 78.7%, to $10,000 for the first quarter of 2020 from $47,000 for the first quarter of 2019.  Other non-interest income increased $177,000, or 44.9%, to $571,000 for the first quarter of 2020 from $394,000 in the first quarter of 2019.

Non-Interest Expense.  Total non-interest expense was $38.4 million for the first quarter of 2020, a decrease of $811,000, or 2.1%, compared to $39.2 million for the first quarter of 2019.  Decreases in salaries, legal and consulting expenses were partially offset by increases in FDIC insurance and software expense.  Salaries and employee benefits decreased to $22.7 million for the first quarter of 2020, a decrease of $1.1 million, or 4.6%, from $23.8 million for the first quarter of 2019.  The decrease reflected lower incentive compensation expense.  Depreciation and amortization decreased $130,000, or 13.3%, to $844,000 in the first quarter of 2020 from $974,000 in the first quarter of 2019 which reflected reduced spending on fixed assets and equipment.  Rent and occupancy decreased $9,000, or 0.6%, to $1.4 million in the first quarter of 2020 from $1.4 million in the first quarter of 2019.    Data processing decreased by $100,000, or 7.9%, to $1.2 million in the first quarter of 2020 from $1.3 million in the first quarter of 2019.  The decrease reflected the impact of lower account and transaction volume processed on our platforms.  Printing and supplies increased $18,000, or 12.9%, to $158,000 in the first quarter of 2020 from $140,000 in the first quarter of 2019.  Audit expense decreased $66,000, or 14.1%, to $401,000 in the first quarter of 2020 from $467,000 in the first quarter of 2019, which reflected decreased regulatory and tax compliance audit fees.  Legal expense decreased $411,000, or 31.0%, to $913,000 in the first quarter of 2020 from $1.3 million in the first quarter of 2019, reflecting decreased costs associated with an SEC subpoena related to the restatement of the financial statements and other regulatory related legal fees.  Amortization of intangible assets decreased $236,000, or 61.6%, to $147,000 in the first quarter of 2020 from $383,000 in the first quarter of  2019.  The reduction reflected the full amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst in the first quarter of 2020.  FDIC insurance expense increased $660,000, or 34.2%, to $2.6 million for the first quarter of 2020 from $1.9 million in the first quarter of 2019 primarily due to an increase in average liabilities, against which insurance rates are applied.  Software expense increased $556,000, or 19.0%, to $3.5 million in the first quarter of 2020 from $2.9 million in the first quarter of 2019 reflecting increased expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements.  Insurance expense increased $29,000, or 4.9%, to $623,000 in the first quarter of 2020 compared to $594,000 in the first quarter of 2019.  Telecom and IT network communications increased $67,000, or 20.6%, to $392,000 in the first quarter of 2020 from $325,000 in the first quarter of 2019.  Consulting decreased $380,000, or 59.8%, to $255,000 in the first quarter of 2020 from $635,000 in the first quarter of 2019 reflecting the use of consulting resources which now are reflected in salaries and benefits expense. Other non-interest expense increased $290,000, or 9.7%, to $3.3 million in the first quarter of 2020 from $3.0 million in the first quarter of 2019.  The $290,000 increase reflected an increase of $141,000 in contributions, including CRA contributions.

Income Taxes.  Income tax expense for continuing operations was $4.4 million for the first quarter of 2020 compared to $6.0 million in the first quarter of 2019.  A 24.9% effective tax rate in 2020 and a 25.7% effective tax rate in 2019 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis.  We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $493.9 million for the first quarter of 2020, compared to the prior year first quarter average of $423.0 million.  Average deposits over those respective periods increased by $1.02 billion, or 26.5%, to $4.85 billion. The increase resulted primarily from a $554.9 million increase in non interest-bearing prepaid and debit card accounts, for which interest expense reflects amounts paid to third parties. A  $142.2 million increase in savings and money market average balances reflected growth in interest-bearing prepaid and debit card account relationships for which account holders receive interest. Time deposits were utilized to fund loan growth, including CRE loan originations for sale into securitizations, and their average balances increased $319.5 million. Overnight borrowings comprised a minor component of average funding balances.

Investment securities available-for-sale provide a primary source of balance sheet liquidity.  In excess of $750 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit.  Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first three months of 2020.  As a result, loans outstanding at March 31, 2020 totaled $1.99 billion, compared to $1.82 billion at December 31, 2019,  an increase of $161.5 million.  Over that period, commercial loans held-for-sale increased $535.9 million to $1.72 billion.  In 2019 and previous years, we have sold loans into securitizations semi-annually. A planned sale for April 2020 did not occur. See “Recent Developments”.  Such sales have created an additional source of liquidity.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve.  As of March 31, 2020, we had a $1.12 billion line of credit with the Federal Reserve, which may be collateralized by various types of loans and securities, but which we generally have not used.   However, in light of the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has been borrowing on its line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line.  As of March 31, 2020, we had eligible securities which would result in approximately $750 million of availability.  As of March 31, 2020, we had $140.0 million outstanding on the Federal Reserve line and $0 outstanding on our FHLB line.  We expect to continue to maintain our facilities with the FHLB and Federal Reserve.  We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities. As of March 31, 2020, we had cash reserves of approximately $13.6 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $170,000 based on a floating rate of 3.25% over LIBOR. We expect that when the conditions under which the amendment to the 2014 Consent Order was issued are remediated, the FDIC and Federal Reserve will permit the Bank to resume paying dividends to us to fund holding company operations.  There can, however, be no assurance that the FDIC will, in fact, allow the resumption of Bank dividends to us and, accordingly, there is risk that we will need to obtain alternate sources of funding.  There can be no assurance that such sources would be available to us on acceptable terms or at all.  A Supervisory Letter from the Federal Reserve, requiring its approval for any dividend from us, was lifted in 2019.

Included in our cash and cash-equivalents at March 31, 2020 were $106.0 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the three months ended March 31, 2020 were $49.5 million compared to net purchases of $21.3 million for the prior year period.  We had outstanding commitments to fund loans, including unused lines of credit, of $2.22 billion and $2.34 billion as of March 31, 2020 and December 31, 2019, respectively.  The majority of our commitments are variable rate and originate with security backed lines of credit.  Such commitments are normally based on the full amount of collateral in a customer’s investment account.  However, such commitments have historically been drawn at only a fraction of the total commitment.  The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC.  A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.  At March 31, 2020, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of March 31, 2020
The Bancorp, Inc.	8.90%	16.99%	17.50%	16.99%
The Bancorp Bank	8.76%	16.70%	17.22%	16.70%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2019
The Bancorp, Inc.	9.63%	19.04%	19.45%	19.04%
The Bancorp Bank	9.46%	18.71%	19.11%	18.71%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at March 31, 2020.  Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability.  The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates.  We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions.  However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons.  Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loan and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rate floors are included in commercial loans held for sale and totaled approximately $1.37 billion at March 31, 2020. However, these loans are held for sale and, depending on whether and when they are sold, would significantly impact the gap analysis and rate sensitivity. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits.  As a result, certain assets and liabilities indicated as repricing within a stated period may, in fact, reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 1,560,283	$ 24,407	$ 39,071	$ 6,915	$ 85,774
Loans net of deferred loan costs	1,417,011	81,231	263,928	206,995	16,590
Investment securities	564,429	100,091	204,473	264,582	219,703
Interest earning deposits	105,978	-	-	-	-
Total interest earning assets	3,647,701	205,729	507,472	478,492	322,067

Interest bearing liabilities:
Demand and interest checking	2,912,802	102,725	102,725	-	-
Savings and money market	44,543	89,088	44,543	-	-
Securities sold under agreements to repurchase	42	-	-	-	-
Short-term borrowings	140,000	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	3,110,788	191,813	147,268	-	-
Gap	$ 536,913	$ 13,916	$ 360,204	$ 478,492	$ 322,067
Cumulative gap	$ 536,913	$ 550,829	$ 911,033	$ 1,389,525	$ 1,711,592
Gap to assets ratio	10%	*	7%	9%	6%
Cumulative gap to assets ratio	10%	10%	17%	25%	31%

* While demand deposits are non-interest bearing, related fees paid to affinity groups may reprice according to specified indices.

The methods used to analyze interest rate sensitivity in this table have a number of limitations.  Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods.  The interest rates on certain assets and liabilities may change at different times than market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates.  Additionally, the actual prepayments and withdrawals we experience when interest rates change may deviate significantly from those assumed in calculating the data shown in the table.  Accordingly, actual results can and often do differ from projections.

Financial Condition

General.    Our total assets at March 31, 2020 were $5.46 billion, of which our total loans were $1.99 billion and our commercial loans held-for-sale were $1.72 billion.  At December 31, 2019,  our total assets were $5.66 billion, of which our total loans were $1.82 billion and our commercial loans held-for-sale were $1.18 billion.  The decrease in assets reflected the maturity of $475.0 million of certificates of deposit with terms less than ninety days.

Interest earning deposits and federal funds sold.  At March 31, 2020, we had a total of $106.0 million of interest earning deposits compared to $924.5 million at December 31, 2019, a decrease of $818.6 million, or 88.5%.  These deposits were comprised primarily of balances at the Federal Reserve, which pays interest on such balances.  The decrease reflected the maturity of the $475 million of certificates of deposit noted above and loan growth.

Investment portfolio.  For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements.  Total investment securities decreased to $1.35 billion at March 31, 2020, a decrease of  $51.8 million, or 3.7%, from December 31, 2019.   The decrease reflected prepayments on mortgage backed securities.    In March 2020, the Company transferred the four securities comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the future phase-out of LIBOR.

The four securities transferred to available-for-sale had book and fair values as of March 31, 2020 as follows: a trust preferred unrated security issued by an insurance company with a book value of $10.0 million and a fair value of $5.2 million; and three securities supported by diversified portfolios of corporate securities with a book value of $75.1 million and a fair value of $75.6 million.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses continue to be recognized through capital. However, credit related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit impairments in future periods based on improvements in credit, which was not included in previous guidance.  Generally, a security’s credit related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss.  For the three months ended March 31, 2020 and 2019, we recognized no credit related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.1 million at March 31, 2020, compared to $5.3 million at December 31, 2019.  Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank.  The decline in stock holdings at March 31, 2020 resulted from a reduction in  borrowings from the FHLB during the quarter.  Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At March 31, 2020 and December 31, 2019 no investment securities were encumbered through pledging.

As of March 31, 2020 the principal balance of the security owned from CRE-1 was $10.1 million. Repayment is expected from  the    workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $10.1 million balance. The vast majority of the collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at over $40 million, based upon a 2016 appraisal.

Commercial loans held-for-sale. Commercial loans held-for-sale are comprised of commercial real estate loans and SBA loans originated for sale or securitization in the secondary market.  The fair value of commercial real estate loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on a pooled basis. Commercial loans held-for-sale increased to $1.72 billion at March 31, 2020 from $1.18 billion at December 31, 2019.  The increase resulted primarily from commercial real estate originations.

Loan portfolio. Total loans increased to $1.99 billion at March 31, 2020 from $1.82 billion at December 31, 2019.

The following table summarizes our loan portfolio, excluding loans held-for-sale, by loan category for the periods indicated (in thousands):

	March 31,	December 31,
	2020	2019

SBL non-real estate	$ 84,946	$ 84,579
SBL commercial mortgage	233,220	218,110
SBL construction	48,823	45,310
Small business loans *	366,989	347,999
Direct lease financing	445,967	434,460
SBLOC / IBLOC **	1,156,433	1,024,420
Other specialty lending	2,711	3,055
Other consumer loans ***	4,023	4,554
	1,976,123	1,814,488
Unamortized loan fees and costs	9,632	9,757
Total loans, net of unamortized loan fees and costs	$ 1,985,755	$ 1,824,245

	March 31,	December 31,
	2020	2019

SBL loans, including deferred fees and costs of $4,083 and $4,215
for March 31, 2020 and December 31, 2019, respectively	$ 371,072	$ 352,214
SBL loans included in held-for-sale	223,987	220,358
Total small business loans	$ 595,059	$ 572,572

* The preceding table shows small business loans (SBL) and SBL held-for-sale at the dates indicated (in thousands). While the majority of  SBL are comprised of SBA loans, SBL also includes $20,923,000 of non-SBA loans as of March  31, 2020 and $4,738,000 as of December 31, 2019.

** Securities Backed Lines of Credit (SBLOC) are collateralized by marketable securities, while Insurance Backed Lines of Credit (IBLOC) are collateralized by the cash surrender value of insurance policies.  At March 31, 2020, and December 31, 2019, respectively, IBLOC loans amounted to $228.8 million  and $144.6 million.

*** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $455,000 and  $882,000 at March  31, 2020 and December 31, 2019, respectively.  Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table summarizes our small business loan portfolio, including loans held-for-sale, by loan category as of March 31, 2020 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$ 303,546
Commercial mortgage SBA (b)	146,656
Construction SBA (c)	28,704
Unguaranteed portion of U.S. government guaranteed loans (d)	85,637
Non-SBA small business loans (e)	20,923
Total principal	$ 585,466
Fair value adjustment	5,510
Unamortized fees	4,083
Total small business loans	$ 595,059

(a)	This is the portion of SBA 7a loans (7a) which have been granted guarantees by the U.S. government, and therefore assumed to have no credit risk.
(b)

Substantially all of these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan to value percentages (LTV), generally 50-60%, to which the bank adheres.

(c)

Of the $28.7 million Construction SBA, $21 million are 504 first mortgages with an origination date LTV of 50-60% and $8 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)

The $85.6 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government.  7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates.  In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)

Of the $20.9 million in non-SBA loans, $2 million are bridge loans with permanent lender takeout commitments, $2 million is a secured conventional loan with an origination date LTV of 80% and $17 million consist of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators and are considered seasoned and have performed as agreed. A $2 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

Additionally, the CARES Act of 2020, recently approved by Congress has provided significant support for SBA loans including funding intended to provide six months of interest payments on SBA loans, as well as other accommodations to provide for the payment of payroll and other operating expenses.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans, by loan type as of March 31, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels	$ 61,897	$ 16,831	$ 2	$ 78,730	28%
Professional services offices	16,582	388	4,627	21,597	8%
Full-service restaurants	15,025	806	5,598	21,429	8%
Child day care and youth services	18,005	808	788	19,601	7%
Bakeries	4,382	-	11,823	16,205	6%
Fitness/rec centers and instruction	8,425	-	4,121	12,546	4%
General warehousing and storage	10,853	-	-	10,853	4%
Limited-service restaurants and catering	6,555	-	3,749	10,304	4%
Elderly assisted living facilities	576	6,753	2,863	10,192	4%
Amusement and recreation industries	4,654	708	771	6,133	2%
Car washes	2,887	2,381	-	5,268	2%
Funeral homes	4,812	-	-	4,812	2%
New and used car dealers	3,930	-	-	3,930	1%
Automotive servicing	2,512	-	710	3,222	1%
Other	33,821	5,226	18,051	57,098	20%
	$ 194,916	$ 33,901	$ 53,103	$ 281,920	100%

* Substantially all are SBA loans with 50-60% LTV ratios at their origination.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a loans, by state as of March 31, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$ 32,589	$ 13,773	$ 7,072	$ 53,434	19%
Pennsylvania	29,229	-	3,470	32,699	12%
Illinois	26,352	-	4,586	30,938	11%
California	24,754	1,396	4,558	30,708	11%
North Carolina	15,715	9,134	2,302	27,151	10%
New York	13,397	979	4,597	18,973	7%
Texas	10,323	809	4,989	16,121	6%
Tennessee	7,759	4,940	810	13,509	5%
New Jersey	1,339	2,103	7,409	10,851	4%
Virginia	7,760	512	1,532	9,804	3%
Georgia	3,177	-	1,160	4,337	2%
Michigan	2,869	-	1,269	4,138	1%
Colorado	1,930	-	1,485	3,415	1%
Ohio	2,232	-	589	2,821	1%
Other states	15,491	255	7,275	23,021	8%
	$ 194,916	$ 33,901	$ 53,103	$ 281,920	100%

* Substantially all are SBA loans with 50-60% LTV ratios at their origination.

The following table summarizes the  10 largest loans in our small business loan portfolio, including loans held-for-sale, as of March 31, 2020 (in thousands):

Type*	State	SBL commercial mortgage*	SBL construction*	Total
Professional services office	CA	$ 9,024	$ -	$ 9,024
Hotel	FL	8,729	-	8,729
General warehouse	PA	7,568	-	7,568
Hotel	NC	-	5,774	5,774
Hotel	FL	5,291	-	5,291
Hotel	NC	4,747	-	4,747
Assisted living facility	FL	-	4,746	4,746
Fitness and rec center	PA	4,510	-	4,510
Hotel	PA	4,172	-	4,172
Hotel	NY	3,605	-	3,605
		$ 47,646	$ 10,520	$ 58,166

*  All of the top 10 loans are SBA and with the rest of the commercial real estate portfolio are originated with an approximate loan to value ratio between 50% and 60% at origination.

Commercial real estate loans held for sale which were originated for sale or securitization, excluding SBA loans, are as follows including LTV at origination as of March 31, 2020 (dollars in thousands):

	# Loans	Balance	Origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	175	$ 1,364,413	77%	4.75%
Hospitality (hotels and lodging) *	11	57,874	62%	5.69%
Retail	7	50,725	72%	4.94%
Other	8	23,516	69%	5.18%
	201	$ 1,496,528	76%	4.80%
Fair value adjustment		(4,066)
Total		$ 1,492,462

* Of the total $4.1 million fair value adjustment, $1.8 million was related to hospitality loans.

The following table summarizes our commercial real estate loans held for sale which were originated for sale or securitization, excluding SBA loans, by state as of March 31, 2020 (in thousands):

	Balance	Origination date LTV
Texas	$ 374,583	77%
Georgia	230,101	78%
Arizona	116,926	76%
North Carolina	108,435	77%
Nevada	55,808	80%
Alabama	52,640	76%
Other states each <$50 million	558,035	76%
	$ 1,496,528	76%

The following table summarizes our 15 largest commercial real estate loans held for sale which were originated for sale or securitization, excluding SBA loans as of March 31, 2020 (in thousands).  All of these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$ 42,521	78%
Texas	36,091	79%
Texas	34,492	80%
Pennsylvania	31,161	77%
Georgia	30,724	80%
Nevada	28,400	80%
Texas	26,860	75%
Texas	25,900	77%
Arizona	24,989	79%
Mississippi	24,536	79%
Texas	24,480	77%
North Carolina	24,120	77%
Texas	23,950	77%
Georgia	22,815	79%
Alabama	22,359	77%
	$ 423,398	78%

The following table summarizes our institutional banking portfolio by type as of March 31, 2020 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$ 927,613	80%
Insurance backed lines of credit (IBLOC)	228,820	20%
Total	$ 1,156,433	100%

For SBLOC, we generally lend up to 50% of the value of equities and 80% for investment grade securities.  While equities have fallen in excess of 30% in recent periods, the reduction in collateral value of brokerage accounts collateralizing SBLOCs generally has been less, for two reasons.  First, many collateral accounts are “balanced” and accordingly, have a component of debt securities, which have either not decreased in value as much as equities, or in some cases may have increased in value. Secondly, many of these accounts have the benefit of professional investment advisors who provided some protection against market downturns, through diversification and other means.  Additionally, borrowers often utilize only a portion of collateral value, which lowers the percentage of principal to the market value of collateral.  As a result, the accounts monitored by management and related information as of March 31, 2020 were as follows (dollars in thousands):

	Number of loans	Principal balances	Market value of collateral	% Principal to collateral
0-5%	7	$ 4,289	$ 5,423	79%
5-10%	19	23,815	31,600	75%
10-15%	40	25,794	36,514	71%
15%+	85	49,993	78,845	63%
Subtotal*	151	$ 103,891	$ 152,382	69%
Remaining portfolio	4,498	823,722	3,598,310	23%
Total	4,649	$ 927,613	$ 3,750,692	25%

* Of the 4,649 SBLOC loans with principal balances of $927.6 million, 151 loans at March 31, 2020 are being monitored, as they had exceeded the desired threshold for the percent of principal to market value of collateral.  The first column reflects the percentage increase in that ratio before additional collateral or paydown of debt would be required.  As of April 23, 2020, the number of loans requiring monitoring had decreased to 80 loans, with principal balances of $57 million.

The following table summarizes our top 10 SBLOC loans as of March 31, 2020 (in thousands):

Principal amount	% Principal to collateral
$ 22,150	22%
18,750	47%
14,428	29%
11,400	82%
10,044	57%
9,465	31%
9,164	76%
7,968	22%
7,808	20%
7,560	23%
$ 118,737	40%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us.  We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans.  Currently, seven insurance companies have been approved and, as of January 21, 2020 all were rated Superior (A+ or better) by AM BEST. Moody’s ratings were at least A rated, and ranged from A3 to Aa2.

The following table summarizes our direct lease financing portfolio* by type as of March 31, 2020 (in thousands):

	Principal balance	% Total
Government agencies and public institutions**	$ 78,891	18%
Construction	75,564	17%
Waste management and remediation services	61,736	14%
Real estate, rental and leasing	44,680	10%
Retail trade	39,555	9%
Transportation and warehousing	28,593	6%
Health care and social assistance	25,653	6%
Professional, scientific, and technical services	20,349	5%
Manufacturing	14,898	3%
Wholesale trade	13,793	3%
Educational services	10,767	2%
Arts, entertainment, and recreation	5,340	1%
Other	26,148	6%
	$ 445,967	100%

* Of the total $446.0 million of direct lease financing, $411.0 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of March 31, 2020 (in thousands):

	Principal balance	% Total
Florida	$ 116,369	26%
Pennsylvania	27,337	6%
New Jersey	27,113	6%
New York	24,794	6%
North Carolina	21,673	5%
Maryland	20,989	5%
California	20,607	5%
Utah	19,736	4%
Washington	15,683	4%
South Carolina	14,195	3%
Texas	13,627	3%
Georgia	13,374	3%
Alabama	12,373	3%
Connecticut	9,476	2%
Missouri	7,068	2%
Other states	81,553	18%
	$ 445,967	100%

Allowance for credit losses.  We review the adequacy of our allowance for credit losses on at least a quarterly basis to determine that the provision for credit losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of current expected credit losses.  Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for credit losses independently of loan production officers . For detailed information on the allowance for credit loss methodology, please see Note 6. to the financial statements.

At March 31, 2020, the allowance for credit losses amounted to $14.9 million which represented a $4.7 million increase over the  $10.2 million at December 31, 2019.  The increase reflected a $2.6 million addition resulting from the implementation of current expected credit loss accounting guidance during the first quarter of 2020.  The increase also reflected an increased allowance for direct lease financing which experienced higher charge-offs during that quarter.  Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance.    At March 31, 2020 there were 12 troubled debt restructured loans with a balance of $17.4 million which had specific reserves of $1.0 million.  Approximately $1.0 million of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses with the balance attributable to leasing.

A description of loan review coverage targets is set forth below.

At March 31, 2020, in excess of 60% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio.  These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2020 is 40%, with the largest 25% of SBLOCs by commitment to be reviewed annually.  A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter.  At March 31, 2020, approximately 57% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2020 is 40% with the largest 25% of IBLOCs by commitment to be reviewed annually.  A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter.  At March 31, 2020, approximately 76% of the IBLOC portfolio had been reviewed.

Small Business Loans – The vast majority of small business loans are comprised of SBA loans. The targeted review threshold for 2020 is 100%, to be reviewed within 90 days of funding, less guaranteed portions of any purchased loans.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of loans exceeding $1.0 million and any classified loans.  At March 31, 2020, approximately 100% of the government guaranteed loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2020 is 35%. At March 31, 2020, approximately 55% of the leasing portfolio had been reviewed.  The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2020 is 100%.  Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status.  Subsequent reviews will be performed based on a sampling each quarter.  Each floating rate loan will be reviewed if any available extension options are exercised.  At March 31, 2020,  approximately 97% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually.  At March 31, 2020,  100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-Community Reinvestment Act (“CRA”) loans.  At March 31, 2020, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit (HELOC) – The targeted review threshold for 2020 is 50%.  The largest 25% of  HELOCs by commitment will be reviewed annually.  A random sampling of a minimum of ten of the remaining loans will be reviewed each quarter.  At March 31, 2020, approximately 54% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	March 31, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 185	$ 406	$ -	$ 3,565	$ 4,156	$ 80,790	$ 84,946
SBL commercial mortgage	-	-	-	1,047	1,047	232,173	233,220
SBL construction	-	-	-	711	711	48,112	48,823
Direct lease financing	9,079	1,459	2,245	-	12,783	433,184	445,967
SBLOC / IBLOC	10,835	-	-	-	10,835	1,145,598	1,156,433
Other specialty lending	-	-	-	-	-	2,711	2,711
Consumer - other	17	-	-	-	17	684	701
Consumer - home equity	-	-	-	322	322	3,000	3,322
Unamortized loan fees and costs	-	-	-	-	-	9,632	9,632
	$ 20,116	$ 1,865	$ 2,245	$ 5,645	$ 29,871	$ 1,955,884	$ 1,985,755

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

Although we consider our allowance for credit losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions, our ongoing loss experience and that of our peers, changes in management’s assumptions as to future delinquencies, recoveries and losses, deterioration of specific credits and management’s intent with regard to the disposition of loans and leases.

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the three months ended
	or as of March 31,
	2020	2019

Ratio of the allowance for credit losses to total loans	0.75%	0.66%
Ratio of the allowance for credit losses to non-performing loans *	188.63%	119.27%
Ratio of non-performing assets to total assets *	0.14%	0.18%
Ratio of net charge-offs to average loans	0.04%	0.02%
Ratio of net charge-offs to average loans annualized	0.17%	0.07%

* Includes loans 90 days past due still accruing interest.

NOTE: Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance to total loans in its internal analysis.  Accordingly, the adjusted ratio is 1.79%.

The ratio of the allowance for credit losses to total loans increased to 0.75% at March 31, 2020 from 0.66% at March 31, 2019.  The increase primarily reflected a higher allowance for direct lease financing, with a lesser increase for the SBL commercial mortgage allowance.  Those higher allowances also resulted in the increase in the ratio of the allowance for credit losses to non-performing loans to 188.63% at March 31, 2020, from 119.27% at March 31, 2019.  The ratio of non-performing assets to total assets decreased to 0.14% at March 31, 2020, from 0.18% at March 31, 2019, primarily as a result of an increase in total assets.  Net charge-offs to average loans increased to 0.04% for the three months ended March 31, 2020 from 0.02% for the three months ended March 31, 2019. The increase resulted from higher charge-offs in 2020 for direct lease financing.

Net charge-offs.  Net charge-offs were $1.4 million for the three months ended March 31, 2020, an  increase of  $956,000 from net charge-offs of $399,000 during the same period of 2019.  The majority of the increase resulted from  direct lease financing.

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

	March 31,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 3,565	$ 3,693
SBL commercial mortgage	1,047	1,047
SBL construction	711	711
Consumer	322	345
Total non-accrual loans	5,645	5,796

Loans past due 90 days or more and still accruing	2,245	3,264
Total non-performing loans	7,890	9,060
Other real estate owned	-	-
Total non-performing assets	$ 7,890	$ 9,060

In February 2020, a single borrower under financial stress, became delinquent on certain of their vehicle loans comprising a portion of their total loan balance, which was $15.3 million as of March 31, 2020.  The borrower has agreed to an orderly liquidation of all vehicle loans in the second quarter of 2020 and the $15.3 million loan balance was classified as a troubled debt restructuring as of March 31, 2020.  While the Company’s estimates of the disposition value of the vehicles exceed the amounts due, with no impact on the allowance for credit losses, there can be no assurance that all amounts will be fully collected or recovered from vehicle sales.  Further, should the borrower declare bankruptcy, related court actions may impact the timing or amount of recovery. Loans that were modified as of March 31, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 1,296	$ 1,296	8	$ 1,309	$ 1,309
Direct lease financing	2	15,620	15,620	1	286	286
Consumer	2	484	484	2	489	489
Total	12	$ 17,400	$ 17,400	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 42	$ 1,254	$ -	$ 51	$ 1,258
Direct lease financing	-	286	15,333	-	286	-
Consumer	-	-	485	-	-	489
Total	$ -	$ 328	$ 17,072	$ -	$ 337	$ 1,747

As of March 31, 2020, the Company had no troubled debt restructured loans that had been restructured within the last 12 months that have subsequently defaulted.

The Company had no commitments to lend additional funds to customers whose loan terms have been modified in troubled debt restructurings as of either March 31, 2020 or December 31, 2019.

The following table provides information about  loans individually evaluated for expected credit loss at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 266	$ 2,693	$ -	$ 301	$ 3
SBL commercial mortgage	76	76	-	76	-
SBL construction	-	-	-	-	-
Direct lease financing	15,620	15,620	-	7,953	278
Consumer - home equity	585	585	-	537	3
With an allowance recorded
SBL non-real estate	3,731	3,731	(2,805)	3,767	20
SBL commercial mortgage	971	971	(136)	971	-
SBL construction	711	711	(25)	711	-
Direct lease financing	-	-	-	-	-
Consumer - home equity	-	-	-	60	-
Total
SBL non-real estate	3,997	6,424	(2,805)	4,068	23
SBL commercial mortgage	1,047	1,047	(136)	1,047	-
SBL construction	711	711	(25)	711	-
Direct lease financing	15,620	15,620	-	7,953	278
Consumer - home equity	585	585	-	597	3
	$ 21,960	$ 24,387	$ (2,966)	$ 14,376	$ 304

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

We had $5.6 million of non-accrual loans at March 31, 2020 compared to $5.8 million of non-accrual loans at December 31, 2019. The $151,000 decrease in non-accrual loans was primarily due to $172,000 of loan payments and $264,000 of charge-offs partially offset by $285,000 of loans placed on non-accrual status.  Loans past due 90 days or more still accruing interest amounted to $2.2 million at March 31, 2020 and $3.3 million at December 31, 2019.  The $1.1 million decrease reflected $1.1 million of additions partially offset by $396,000 of loan payments, $919,000 of charge-offs and $777,000 of loans moved to repossessed assets.

We had no other real estate owned at March 31, 2020 and December 31, 2019.

The following table classifies our loans (not including loans held-for-sale) by categories which are used throughout the industry as of  December 31, 2019 (dollars in thousands):

	Pass	Special mention	Substandard	Doubtful	Loss	Unrated subject to review *	Unrated not subject to review *	Total loans
SBL non-real estate	$ 76,108	$ 3,045	$ 4,430	$ -	$ -	$ -	$ 996	$ 84,579
SBL commercial mortgage	208,809	2,249	5,577	-	-	-	1,475	218,110
SBL construction	44,599	-	711	-	-	-	-	45,310
Direct lease financing	420,289	-	8,792	-	-	-	5,379	434,460
SBLOC / IBLOC	942,858	-	-	-	-	-	81,562	1,024,420
Other specialty lending	3,055	-	-	-	-	-	-	3,055
Consumer	2,545	-	345	-	-	-	1,664	4,554
Unamortized loan fees and costs	-	-	-	-	-	-	9,757	9,757
	$ 1,698,263	$ 5,294	$ 19,855	$ -	$ -	$ -	$ 100,833	$ 1,824,245

*  For information on targeted loan review thresholds see “Allowance for Credit Losses”.

Premises and equipment, net.  Premises and equipment amounted to $17.1 million at March 31, 2020 compared to $17.5 million at December 31, 2019.  The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity.  On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued Philadelphia commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC (“Walnut Street”).  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $34.3 million investment in unconsolidated entity at March 31, 2020. As of March 31, 2020, a $30 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street and a $13.0 million loan which is included in commercial loans held-for-sale. In 2019, as a result of an updated appraisal, this loan was marked down by $1.6 million. The charge to Walnut Street was based on the ratio of the $17.0 million owned by that entity to the $30 million loan balance, with the remainder of the charges reflected in net realized and unrealized gains on commercial loans originated for sale. This loan continues to pay as agreed according to the terms of the March 13, 2019 renewal. The retail space is partially leased and remains on a path toward stabilization based on negotiations with prospective tenants.

Assets held-for-sale from discontinued operations.  Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $134.1 million at March 31, 2020 and were comprised of $111.0 million of net loans and $23.1 million of other real estate owned.  The March 31, 2020 balance of other real estate owned includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in September 2018 for $16.9 million.  At December 31, 2019, discontinued assets of $140.7 million were comprised of $115.9 million of net loans and $24.8 million of other real estate owned.  We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits.    Our primary source of funding is deposit acquisition.  We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts.  The majority of our deposits are generated through prepaid card and other payments related deposit accounts.  One strategic focus is growing these accounts through affinity groups.  At March 31, 2020, we had total deposits of $4.69 billion compared to $5.05 billion at December 31, 2019, a  decrease of $360.9 million, or 7.1%.  The decrease reflected the maturity of $475.0 million of certificates of deposits, which were not replaced, as a result of increases in other deposit categories. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the three months ended		For the year ended
	March 31, 2020		December 31, 2019
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 4,353,690	0.62%	$ 3,817,176	0.80%
Savings and money market	173,575	0.12%	37,671	0.48%
Time	319,505	1.86%	170,438	2.09%
Total deposits	$ 4,846,770	0.68%	$ 4,025,285	0.85%

* Non-interest bearing demand accounts are not paid interest.  The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings.  Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There was $140.0 million outstanding on our FRB line  at  March  31, 2020 and no outstandings on either line at December 31, 2019. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period end and year to date information for the dates shown is as follows.

	March 31,	December 31,
	2020	2019
	(dollars in thousands)

Short-term borrowings
Balance at period end	$ 140,000	$ -
Average for the three months ended March 31, 2020	56,813	na
Average during the year	56,813	129,031
Maximum month-end balance	140,000	300,000
Weighted average rate during the period	1.16%	2.43%
Rate at period end	0.25%	1.50%

Borrowings.  At March 31, 2020, we had long-term borrowings of $40.8 million compared to $41.0 million at December 31, 2019.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting.  We do not have any policy prohibiting us from incurring debt.

Other liabilities. Other liabilities amounted to $74.6 million at March  31, 2020 compared to $66.0 million at December 31, 2019, representing an increase of $8.7 million.

Off- balance sheet arrangements.  There were no off-balance sheet arrangements during the three months ended March 31, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 13--Legal.” which is incorporated herein by reference.

For a discussion of certain regulatory proceedings involving the FDIC and FRB, see Part I - Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Actions.”

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the 2019 Form 10-K Report, and additionally by the following risk factors.

The Coronavirus is negatively impacting the global economy.

The global pandemic resulting from the outbreak of the Coronavirus has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Some of the risks we face from the pandemic include, but are not limited to: the health and availability of our colleagues, the financial condition of our customers, the demand for our products and services, falling interest rates, recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and a significant deterioration of business conditions in our markets,  For example, if the shutdown of automobile factories continues for an extended time, it may impact the supply of vehicles which the Bank could otherwise lease to its customers, possibly reducing growth in the leasing portfolio which would otherwise have increased revenues and net income.

Government stimulus and other regulatory efforts  may not adequately offset the negative impact of the Coronavirus on the economy and on us.

The Coronavirus pandemic has impacted our business, and the ultimate impact on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the scope and duration of the pandemic and the actions taken by governmental authorities and our business partners in response to the pandemic. The CARES ACT recently enacted by Congress includes significant stimulus for the U.S. economy generally, both in the form of direct payments to individuals, and specifically to small business in the form of assistance through the Payroll Protection Program administered by the SBA and other small business loans.  The ultimate severity of the economic impact of Coronavirus is not known, but its negative impact may exceed the effect of  current or future government mitigation efforts, which could impact loan performance.  Additionally, under regulatory guidance loans may be granted six month payment deferrals without classification as non-accrual, delinquency or troubled debt restructuring, barring other information which would require such classification. We have followed the guidance of regulators and are granting such deferrals, but the duration of the crisis is uncertain and government actions after that period are unknown.  Accordingly, our future estimates for the provision for loan losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce our income.

There are no comparable recent events that provide guidance as to the effect the spread of the Coronavirus as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent of the impacts on the Company’s operations or the global economy as a whole is not yet known. However, the effects could have a material impact on the Company’s results of operations and heighten other of its known risks described in the Risk Factors section of the 2019 Form 10-K Report.

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

THE BANCORP, INC.
(Registrant)

May 11, 2020	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

May 11, 2020	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary