Form 10-Q
period 2020-06-30
Bancorp, Inc.
filed 2020-07-31
CIK 1295401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

Commission file number: 00-51018

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

As of July 31, 2020, there were 57,590,874 outstanding shares of common stock, $1.00 par value.

THE BANCORP, INC

Form 10-Q Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 5,094	$ 19,928
Interest earning deposits at Federal Reserve Bank	475,627	924,544
Total cash and cash equivalents	480,721	944,472

Investment securities, available-for-sale, at fair value	1,324,447	1,320,692
Investment securities, held-to-maturity (fair value $83,002 at December 31, 2019)	-	84,387
Commercial loans held-for-sale, at fair value	1,807,630	1,180,546
Loans, net of deferred loan fees and costs	2,322,737	1,824,245
Allowance for credit losses	(14,625)	(10,238)
Loans, net	2,308,112	1,814,007
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	5,342
Premises and equipment, net	16,701	17,538
Accrued interest receivable	18,897	13,619
Intangible assets, net	2,710	2,315
Deferred tax asset, net	7,921	12,538
Investment in unconsolidated entity, at fair value	34,064	39,154
Assets held-for-sale from discontinued operations	128,463	140,657
Other assets	83,003	81,696
Total assets	$ 6,214,037	$ 5,656,963

LIABILITIES
Deposits
Demand and interest checking	$ 5,089,741	$ 4,402,740
Savings and money market	455,458	174,290
Time deposits	-	475,000
Total deposits	5,545,199	5,052,030

Securities sold under agreements to repurchase	42	82
Subordinated debentures	13,401	13,401
Long-term borrowings	40,639	40,991
Other liabilities	81,677	65,962
Total liabilities	5,680,958	5,172,466

SHAREHOLDERS' EQUITY
Common stock - authorized, 75,000,000 shares of $1.00 par value; 57,555,308 and 56,940,521
shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	57,555	56,941
Treasury stock, at cost (100,000 shares)	(866)	(866)
Additional paid-in capital	374,578	371,633
Retained earnings	81,028	50,742
Accumulated other comprehensive income	20,784	6,047
Total shareholders' equity	533,079	484,497

Total liabilities and shareholders' equity	$ 6,214,037	$ 5,656,963

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Interest income
Loans, including fees	$ 41,577	$ 29,948	$ 80,893	$ 60,447
Investment securities:
Taxable interest	10,188	11,634	20,683	22,164
Tax-exempt interest	27	43	59	90
Interest earning deposits	107	2,455	1,730	4,957
	51,899	44,080	103,365	87,658
Interest expense
Deposits	1,510	8,823	9,738	17,693
Short-term borrowings	15	526	180	1,029
Subordinated debentures	128	192	290	387
	1,653	9,541	10,208	19,109
Net interest income	50,246	34,539	93,157	68,549
Provision for credit losses	922	600	4,501	2,300
Net interest income after provision for credit losses	49,324	33,939	88,656	66,249

Non-interest income
Service fees on deposit accounts	5	14	15	61
ACH, card and other payment processing fees	1,707	2,521	3,553	4,824
Prepaid, debit card and related fees	18,673	15,840	37,213	32,003
Net realized and unrealized gains (losses) on commercial loans
originated for sale	(940)	(148)	(6,096)	10,615
Change in value of investment in unconsolidated entity	-	-	(45)	-
Leasing related income	443	1,027	1,276	1,722
Other	478	495	1,049	889
Total non-interest income	20,366	19,749	36,965	50,114

Non-interest expense
Salaries and employee benefits	25,492	21,826	48,233	45,666
Depreciation and amortization	828	966	1,672	1,940
Rent and related occupancy cost	1,396	1,444	2,815	2,872
Data processing expense	1,177	1,223	2,346	2,492
Printing and supplies	168	202	326	342
Audit expense	407	396	808	863
Legal expense	2,229	1,534	3,142	2,858
Amortization of intangible assets	147	383	294	766
FDIC insurance	2,918	2,095	5,507	4,024
Software	3,386	3,060	6,863	5,981
Insurance	695	617	1,318	1,211
Telecom and IT network communications	402	318	794	643
Consulting	346	1,007	601	1,642
Lease termination expense	-	908	-	908
Other	3,029	3,540	6,319	6,540
Total non-interest expense	42,620	39,519	81,038	78,748
Income from continuing operations before income taxes	27,070	14,169	44,583	37,615
Income tax expense	6,787	3,575	11,139	9,610
Net income from continuing operations	$ 20,283	$ 10,594	$ 33,444	$ 28,005
Discontinued operations
Income (loss) from discontinued operations before income taxes	(274)	919	(1,049)	1,724
Income tax expense (benefit)	(59)	163	(264)	449
Income (loss) from discontinued operations, net of tax	(215)	756	(785)	1,275
Net income	$ 20,068	$ 11,350	$ 32,659	$ 29,280

Net income per share from continuing operations - basic	$ 0.35	$ 0.19	$ 0.58	$ 0.50
Net income (loss) per share from discontinued operations - basic	$ -	$ 0.01	$ (0.01)	$ 0.02
Net income per share - basic	$ 0.35	$ 0.20	$ 0.57	$ 0.52

Net income per share from continuing operations - diluted	$ 0.35	$ 0.19	$ 0.58	$ 0.49
Net income (loss) per share from discontinued operations - diluted	$ -	$ 0.01	$ (0.01)	$ 0.02
Net income per share - diluted	$ 0.35	$ 0.20	$ 0.57	$ 0.51

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$ 20,068	$ 11,350	$ 32,659	$ 29,280
Other comprehensive income, net of reclassifications into net income:

Other comprehensive income
Securities available-for-sale:
Change in net unrealized gain during the period	18,060	14,246	20,182	26,090
Amortization of losses previously held as available-for-sale	-	8	5	15
Other comprehensive income	18,060	14,254	20,187	26,105

Income tax expense related to items of other comprehensive income
Securities available-for-sale:
Change in net unrealized gain during the period	4,876	3,845	5,449	7,044
Amortization of losses previously held as available-for-sale	-	2	1	4
Income tax expense related to items of other comprehensive income	4,876	3,847	5,450	7,048

Other comprehensive income, net of tax and reclassifications into net income	13,184	10,407	14,737	19,057
Comprehensive income	$ 33,252	$ 21,757	$ 47,396	$ 48,337

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2020
(in thousands, except share data)

					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	income	Total

Balance at January 1, 2020	56,940,521	$ 56,941	$ (866)	$ 371,633	$ 50,742	$ 6,047	$ 484,497
Adoption of current expected credit loss
accounting, net of taxes	-	-	-	-	(2,373)	-	(2,373)
Net income	-	-	-	-	12,591	-	12,591
Common stock issued from option exercises,
net of tax benefits	74,000	74	-	546	-	-	620
Common stock issued from restricted units,
net of tax benefits	411,035	411	-	(411)	-	-	-
Stock-based compensation	-	-	-	1,216	-	-	1,216
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	1,553	1,553
Balance at March 31, 2020	57,425,556	$ 57,426	$ (866)	$ 372,984	$ 60,960	$ 7,600	$ 498,104

Net income	-	-	-	-	20,068	-	20,068
Common stock issued from option exercises,
net of tax benefits	129,752	129	-	(129)	-	-	-
Stock-based compensation	-	-	-	1,723	-	-	1,723
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	13,184	13,184
Balance at June 30, 2020	57,555,308	$ 57,555	$ (866)	$ 374,578	$ 81,028	$ 20,784	$ 533,079

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2019
(in thousands, except share data)
					Retained	Accumulated
	Common			Additional	earnings/	other
	stock	Common	Treasury	paid-in	(accumulated	comprehensive
	shares	stock	stock	capital	deficit)	(loss)/income	Total

Balance at January 1, 2019	56,446,088	$ 56,446	$ (866)	$ 366,181	$ (817)	$ (14,168)	406,776
Net income	-	-	-	-	17,930	-	17,930
Common stock issued from restricted units,
net of tax benefits	121,916	122	-	(122)	-	-	-
Stock-based compensation	-	-	-	1,424	-	-	1,424
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	8,650	8,650
Balance at March 31, 2019	56,568,004	$ 56,568	$ (866)	$ 367,483	$ 17,113	$ (5,518)	$ 434,780

Net income	-	-	-	-	11,350	-	11,350
Common stock issued from restricted units,
net of tax benefits	306,952	307	-	(307)	-	-	-
Stock-based compensation	-	-	-	1,595	-	-	1,595
Other comprehensive income net of
reclassification adjustments and tax	-	-	-	-	-	10,407	10,407
Balance at June 30, 2019	56,874,956	$ 56,875	$ (866)	$ 368,771	$ 28,463	$ 4,889	$ 458,132

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2020	2019
	(in thousands)
Operating activities
Net income from continuing operations	$ 33,444	$ 28,005
Net income (loss) from discontinued operations	(785)	1,275
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,966	2,706
Provision for credit losses	4,501	2,300
Net amortization of investment securities discounts/premiums	9,008	8,640
Stock-based compensation expense	2,940	3,019
Loans originated for sale	(634,860)	(766,645)
Sale of commercial loans originated for resale	3,689	491,158
Loss (gain) on commercial loans originated for resale	135	(11,193)
Loss (gain) from discontinued operations	707	(243)
Fair value adjustment on investment in unconsolidated entity	45	-
Change in fair value of loans held-for-sale	3,600	(1,274)
Change in fair value of derivatives	2,361	1,852
Increase in accrued interest receivable	(5,278)	(1,814)
(Increase) decrease in other assets	15,303	(6,256)
Increase (decrease) in other liabilities	8,824	(372)
Net used in operating activities	(554,400)	(248,842)

Investing activities
Purchase of investment securities available-for-sale	(23,059)	(148,717)
Proceeds from redemptions and prepayments of securities available-for-sale	114,855	82,440
Net cash paid due to acquisitions, net of cash acquired	(3,920)	-
Net increase in loans	(506,680)	(57,465)
Net decrease in discontinued loans held-for-sale	10,337	23,537
Purchases of premises and equipment	(834)	(598)
Change in receivable from investment in unconsolidated entity	6	138
Return of investment in unconsolidated entity	5,045	1,261
Decrease in discontinued assets held-for-sale	1,150	5,185
Net used in investing activities	(403,100)	(94,219)

Financing activities
Net increase in deposits	493,169	56,032
Net decrease in securities sold under agreements to repurchase	(40)	-
Proceeds of short-term borrowings	-	45,000
Proceeds from the issuance of common stock	620	-
Net cash provided by financing activities	493,749	101,032

Net decrease in cash and cash equivalents	(463,751)	(242,029)

Cash and cash equivalents, beginning of period	944,472	554,302

Cash and cash equivalents, end of period	$ 480,721	$ 312,273

Supplemental disclosure:
Interest paid	$ 9,295	$ 19,045
Taxes paid	$ 6,090	$ 10,132
Non-cash investing and financing activities
Investment securities transferred in securitization transaction	$ -	$ 41,633
Loan transferred in acquisition	$ 3,961	$ -
Transfers of discontinued loans to discontinued other real estate owned	$ 3,780	$ 5,295
Leased vehicles transferred to repossessed assets	$ 15,318	$ -

The accompanying notes are an integral part of these consolidated statements.

THE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Structure of Company

The Bancorp, Inc., or the Company, is a Delaware corporation and a registered financial holding company. Its primary subsidiary is The Bancorp Bank, or the Bank, which is wholly owned by the Company. The Bank is a Delaware chartered commercial bank located in Wilmington, Delaware and is a Federal Deposit Insurance Corporation, or the FDIC, insured institution. In its continuing operations, the Bank has four primary lines of specialty lending: securities-backed lines of credit, or SBLOC, and cash value of insurance-backed lines of credit, or IBLOC, leasing (direct lease financing), Small Business Administration, or SBA, loans and loans generated for sale into capital markets primarily through commercial loan securitizations, or CMBS. Through the Bank, the Company also provides banking services nationally, which include prepaid and debit cards, private label banking, deposit accounts to investment advisors’ customers, card payment and other payment processing.

The Company and the Bank are subject to regulation by certain state and federal agencies and, accordingly, they are examined periodically by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses may be affected by state and federal legislation and regulations.

Note 2. Significant Accounting Policies

Basis of Presentation

The financial statements of the Company, as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. However, in the opinion of management, these interim financial statements include all necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K Report. The results of operations for the six month period ended June 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

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

Current Expected Credit Losses

For loans and held-to-maturity debt securities, the Company, in 2020, began to utilize a current expected credit loss, or CECL, approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.

Risks and Uncertainties

ASC 275 addresses disclosures when it is reasonably possible that estimates in the financial statements may change in future periods. The ultimate severity of the economic impact of Coronavirus is not known, but its negative impact may exceed the effect of current or future government mitigation efforts, which could impact loan performance. Additionally, under regulatory guidance loans may be granted six month payment deferrals without classification as non-accrual, delinquency or troubled debt restructuring, barring other information which would require such classification. We have followed the guidance of regulators and are granting such deferrals, but the duration of the crisis is uncertain and government actions after that period are unknown. Accordingly, our future estimates for the provision for credit losses could increase while the estimated values of loans accounted for on the basis of fair value could decrease, either of which would reduce our income.

Note 3. Stock-based Compensation

The Company recognizes compensation expense for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Stock Based Compensation”. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is typically the vesting period. For grants subject to a service condition, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with ASC 718, the Company estimates the number of options for which the requisite service is expected to be rendered. At June 30, 2020, the Company had four active stock-based compensation plans. The 2020 equity compensation plan was approved at the annual meeting in May 2020 and is described in the proxy for that meeting. The other three plans are described in the Company’s 2019 Annual Report on the Form 10-K.

The Company granted 300,000 stock options with a vesting period of four years during the six month period ended June 30, 2020. The weighted average grant-date fair value was $3.02. The Company granted 65,104 stock options during the six month period ended June 30, 2019. The weighted average grant-date fair value was $3.84. There were 74,000 common stock options exercised in the six month period ended June 30, 2020, and no common stock options exercised in the six month period ended June 30, 2019.

A summary of the Company’s stock options is presented below.

			Weighted average
			remaining
		Weighted average	contractual	Aggregate
	Shares	exercise price	term (years)	intrinsic value
Outstanding at January 1, 2020	1,311,604	$ 8.24	3.11	$ 6,203,523
Granted	300,000	6.87	3.88	879,000
Exercised	(74,000)	8.38	-	310,280
Expired	(147,000)	7.81	-	-
Forfeited	(8,000)	9.39	-	-
Outstanding at June 30, 2020	1,382,604	$ 7.97	4.57	$ 2,600,118
Exercisable at June 30, 2020	1,033,776	$ 8.27	2.83	$ 1,661,059

The Company granted 1,531,702 restricted stock units (RSUs) in the first six months of 2020 of which 1,387,602 have a vesting period of three years and 144,100 have a vesting period of one year. At issuance, the 1,531,702 RSUs granted in the first six months of 2020 had a fair value of $6.87 per unit. In the first six months of 2019, the Company granted 930,831 RSUs of which 863,331 had a vesting period of three years and 67,500 had a vesting period of one year. The 930,831 RSUs granted in the first six months of 2019 had a fair value of $8.57 per unit.

A summary of the status of the Company’s RSUs is presented below.

		Weighted average	Average remaining
		grant date	contractual
	Shares	fair value	term (years)
Outstanding at January 1, 2020	1,253,927	$ 8.87	1.64
Granted	1,531,702	6.87	2.70
Vested	(540,790)	8.70	-
Forfeited	(12,971)	9.10	-
Outstanding at June 30, 2020	2,231,868	$ 7.54	2.27

As of June 30, 2020, there was a total of $15.6 million of unrecognized compensation cost related to unvested awards under share-based plans. This cost is expected to be recognized over a weighted average period of approximately 2.4 years. Related compensation expense for the six months ended June 30, 2020 and 2019 was $3.0 million and $3.0 million, respectively. The total issuance date fair value of RSUs vested and options exercised during the six months ended June 30, 2020 and 2019 was $5.0 million and $3.5 million, respectively. The total intrinsic value of the options exercised and stock units vested in those respective periods was $6.2 million and $4.0 million, respectively.

For the periods ended June 30, 2020 and 2019, the Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	June 30,
	2020	2019
Risk-free interest rate	0.68%	2.63%
Expected dividend yield	-	-
Expected volatility	45.20%	41.83%
Expected lives (years)	1.0 - 6.3	1.0 - 6.3

Expected volatility is based on the historical volatility of the Company’s stock and peer group comparisons over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with the ASC 718, Stock Based Compensation, stock based compensation expense for the period ended June 30, 2020 is based on awards that are ultimately expected to vest and has been reduced for estimated forfeitures. The Company estimated forfeitures using historical data based upon the groups identified by management.

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

The following tables show the Company’s earnings per share for the periods presented:

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 20,283	57,489,719	$ 0.35
Effect of dilutive securities
Common stock options and restricted stock units	-	310,396	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,283	57,800,115	$ 0.35

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (215)	57,489,719	$ -
Effect of dilutive securities
Common stock options and restricted stock units	-	310,396	-
Diluted loss per share
Net loss available to common shareholders	$ (215)	57,800,115	$ -

	For the three months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 20,068	57,489,719	$ 0.35
Effect of dilutive securities
Common stock options and restricted stock units	-	310,396	-
Diluted earnings per share
Net earnings available to common shareholders	$ 20,068	57,800,115	$ 0.35

Stock options for 488,500 shares, exercisable at prices between $6.75 and $7.36 per share, were outstanding at June 30, 2020, and included in the dilutive earnings per share computation. Stock options for 894,104 were anti-dilutive and not included in the earnings per share calculation.

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic earnings per share from continuing operations
Net earnings available to common shareholders	$ 33,444	57,355,282	$ 0.58
Effect of dilutive securities
Common stock options and restricted stock units	-	501,509	-
Diluted earnings per share
Net earnings available to common shareholders	$ 33,444	57,856,791	$ 0.58

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(dollars in thousands except share and per share data)
Basic loss per share from discontinued operations
Net loss available to common shareholders	$ (785)	57,355,282	$ (0.01)
Effect of dilutive securities
Common stock options and restricted stock units	-	501,509	-
Diluted loss per share
Net loss available to common shareholders	$ (785)	57,856,791	$ (0.01)

	For the six months ended
	June 30, 2020
	Income	Shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands except share and per share data)
Basic earnings per share
Net earnings available to common shareholders	$ 32,659	57,355,282	$ 0.57
Effect of dilutive securities
Common stock options and restricted stock units	-	501,509	-
Diluted earnings per share
Net earnings available to common shareholders	$ 32,659	57,856,791	$ 0.57

Stock options for 691,500 shares, exercisable at prices between $6.75 and $8.50 per share, were outstanding at June 30, 2020, and included in the dilutive earnings per share computation. Stock options for 691,104 were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at June 30, 2019, and included in the dilutive earnings per shares computation shares because the exercise price per share was less than the average market price. Stock options for 357,500 were anti-dilutive and not included in the earnings per share calculation.

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

Stock options for 984,104 shares, exercisable at prices between $6.75 and $8.57 per share, were outstanding at June 30, 2019, and included in dilutive earnings per share computation shares because the exercise price per share was less than the average market price. Stock price for 357,500 anti-dilutive and not included in the earnings per share calculation.

Note 5. Investment Securities

In March 2020, the Company transferred the four securities comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the phase-out of LIBOR. The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities classified as available-for-sale and held-to-maturity at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

Available-for-sale	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 48,197	$ 2,348	$ (145)	$ 50,400
Asset-backed securities *	241,276	-	(6,079)	235,197
Tax-exempt obligations of states and political subdivisions	4,041	259	-	4,300
Taxable obligations of states and political subdivisions	53,599	3,451	-	57,050
Residential mortgage-backed securities	301,498	10,774	(123)	312,149
Collateralized mortgage obligation securities	185,834	4,667	(90)	190,411
Commercial mortgage-backed securities	376,424	19,345	(2,662)	393,107
Corporate debt securities	85,108	561	(3,836)	81,833
	$ 1,295,977	$ 41,405	$ (12,935)	$ 1,324,447

June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 30,439	$ -	$ (879)	$ 29,560
Collateralized loan obligation securities	210,837	-	(5,200)	205,637
	$ 241,276	$ -	$ (6,079)	$ 235,197

Available-for-sale	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Government agency securities	$ 52,415	$ 672	$ (177)	$ 52,910
Asset-backed securities *	244,751	132	(534)	244,349
Tax-exempt obligations of states and political subdivisions	5,174	144	-	5,318
Taxable obligations of states and political subdivisions	58,258	1,992	-	60,250
Residential mortgage-backed securities	335,068	2,629	(1,101)	336,596
Collateralized mortgage obligation securities	221,109	1,826	(208)	222,727
Commercial mortgage-backed securities	394,852	3,836	(146)	398,542
	$ 1,311,627	$ 11,231	$ (2,166)	$ 1,320,692

December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
* Asset-backed securities as shown above	cost	gains	losses	value
Federally insured student loan securities	$ 33,852	$ 10	$ (323)	$ 33,539
Collateralized loan obligation securities	210,899	122	(211)	210,810
	$ 244,751	$ 132	$ (534)	$ 244,349

Held-to-maturity	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Other debt securities - single issuers	$ 9,219	$ -	$ (2,067)	$ 7,152
Other debt securities - pooled	75,168	682	-	75,850
	$ 84,387	$ 682	$ (2,067)	$ 83,002

Investments in Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million and $5.3 million, respectively, at June 30, 2020 and December 31, 2019. The amount of FHLB stock required to be held is based on the amount of borrowings, and after such borrowings, the stock may be redeemed.

The amortized cost and fair value of the Company’s investment securities at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Due before one year	$ 4,583	$ 4,608	$ -	$ -
Due after one year through five years	114,902	121,416	-	-
Due after five years through ten years	222,239	231,130	-	-
Due after ten years	954,253	967,293	-	-
	$ 1,295,977	$ 1,324,447	$ -	$ -

At June 30, 2020 and December 31, 2019, no investment securities were encumbered through pledging.

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

The table below indicates the length of time individual securities had been in a continuous unrealized loss position at June 30, 2020 (dollars in thousands):

Available-for-sale		Less than 12 months		12 months or longer		Total
	Number of securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Government agency securities	4	$ 3,025	$ (18)	$ 3,732	$ (127)	$ 6,757	$ (145)
Asset-backed securities	40	197,851	(4,971)	37,346	(1,108)	235,197	(6,079)
Residential mortgage-backed securities	10	3,856	(45)	8,833	(78)	12,689	(123)
Collateralized mortgage obligation securities	10	23,192	(73)	3,779	(17)	26,971	(90)
Commercial mortgage-backed securities	3	61,523	(2,602)	10,062	(60)	71,585	(2,662)
Corporate debt securities	1	-	-	6,164	(3,836)	6,164	(3,836)
Total temporarily impaired
investment securities	68	$ 289,447	$ (7,709)	$ 69,916	$ (5,226)	$ 359,363	$ (12,935)

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

The Company owns one single issuer trust preferred security issued by an insurance company. The security is not rated by any bond rating service. At June 30, 2020, it had a book value of $10.0 million and a fair value of $6.2 million.

The Company has evaluated the securities in the above tables as of June 30, 2020 and has concluded that none of these securities required an allowance for credit loss. The Company evaluates whether an allowance for credit loss is required by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s determination of the best estimate of expected future cash flows, which is used to determine the credit loss amount, is a quantitative and qualitative process that incorporates information received from third-party sources along with internal assumptions and judgments regarding the future performance of the security. The Company concluded that most of the securities that are in an unrealized loss position are in a loss position because of changes in market interest rates after the securities were purchased. Securities that have been in an unrealized loss position for 12 months or longer include other securities whose market values are sensitive to market interest rates. The Company’s unrealized loss for other debt securities, which include one single issuer trust preferred security, is primarily related to general market conditions, including a lack of liquidity in the market. The severity of the impact of fair value in relation to the carrying amounts of the individual investments is consistent with market developments. The Company’s analysis of each investment is performed at the security level. As a result of its review, the Company concluded that an allowance was not required to recognize credit losses.

Note 6. Loans

The Company has several lending lines of business including SBA loans, direct lease financing, SBLOC and IBLOC and other specialty and consumer lending. The Company also originates loans for sale into commercial mortgage-backed securitizations or to secondary government guaranteed loan markets. At origination, the Company elected fair value treatment for these loans held-for-sale to better reflect the economics of the transactions. At June 30, 2020, the fair value of the loans held-for-sale was $1.81 billion and their amortized cost was $1.81 billion. Included in “Net realized and unrealized gains (losses) on commercial loans originated for sale” in the consolidated statements of operations are changes in the estimate in fair value of unsold loans. For the six months ended June 30, 2020, unrealized losses recognized for such changes in fair value were $3.6 million of which $546,000 was attributable to credit weaknesses. For the six months ended June 30, 2019, unrealized gains recognized for such changes in fair value were $1.3 million. Interest earned on loans held-for-sale during the period held is recorded in Interest Income-Loans, including fees, in the consolidated statements of operations. The Bank also pledged the majority of its loans to the Federal Reserve Bank for a line of credit which it generally has not used. However, in light of the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has periodically borrowed against its line on an overnight basis. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. The line is maintained consistent with the Bank’s liquidity policy which maximizes potential liquidity.

The Company has periodically sponsored the structuring of commercial mortgage loan securitizations. The Company has sponsored six of these securitizations since 2017 which are described in the Company’s 2019 Annual Report on the Form 10-K. The loans sold to the commercial mortgage-backed securitizations are transitional commercial mortgage loans which are made to improve and rehabilitate existing properties which are already cash flowing. Servicing rights are not retained. Each of the securitizations is considered a variable interest entity of which the Company is not the primary beneficiary and so are not consolidated in our financial statements. Further, true sale accounting has been applicable to each of the securitizations, as supported by a review performed by an independent third-party consultant. In each of the securitizations, the Company has obtained a tranche of certificates which are accounted for as available-for-sale debt securities. The securities are recorded at fair value at acquisition, which is determined by an independent third party based on the discounted cash flow method using unobservable (level 3) inputs. The loans securitized are structured with some prepayment protection and with extension options which are common for rehabilitation loans. It was expected that those factors would generally offset the impact of prepayments which would therefore not be significant. Accordingly, prepayments on CRE securities were not originally assumed in the first four securitizations. However, as a result of higher than expected prepayments on CRE2, annual prepayments of 15% on CRE5 were assumed, beginning after the first-year anniversary of the CRE5 securitization. For CRE6, there was no premium or discount associated with the tranche purchased and prepayments were accordingly not estimated.

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

A summary of securitizations and securities obtained from those securitizations for the six month periods ended June 30, 2020 and 2019 is as follows:

•In the first quarter of 2019, the Company sponsored The Bancorp Commercial Mortgage 2019-CRE5 Trust, securitizing $518.3 million of loans and recording a $10.8 million gain. The certificates obtained by the Company in the transaction had an acquisition date fair value of $41.6 million based upon an initial discount rate of 4.75%.

The Company analyzes credit risk prior to making loans on an individual loan basis. The Company considers relevant aspects of the borrowers’ financial position and cash flow, past borrower performance, management’s knowledge of market conditions, collateral and the ratio of loan amounts to estimated collateral value in making its credit determinations.

Major classifications of loans, excluding loans held-for-sale, are as follows (in thousands):

	June 30,	December 31,
	2020	2019

SBL non-real estate	$ 293,692	$ 84,579
SBL commercial mortgage	259,020	218,110
SBL construction	33,193	45,310
Small business loans *	585,905	347,999
Direct lease financing	422,505	434,460
SBLOC / IBLOC **	1,287,350	1,024,420
Advisor financing ***	15,529	-
Other specialty lending	2,706	3,055
Other consumer loans ****	4,003	4,554
	2,317,998	1,814,488
Unamortized loan fees and costs	4,739	9,757
Total loans, net of unamortized loan fees and costs	$ 2,322,737	$ 1,824,245

	June 30,	December 31,
	2020	2019

SBL loans, including deferred fees and costs of ($1,970) and $4,215
for June 30, 2020 and December 31, 2019, respectively	$ 583,935	$ 352,214
SBL loans included in held-for-sale	225,401	220,358
Total small business loans	$ 809,336	$ 572,572

* The preceding table shows small business loans, or SBL and SBL held-for-sale at the dates indicated (in thousands). Included in SBL non-real estate loans are $207.9 million of Paycheck Protection Program loans with estimated lives of less than one year. While the majority of SBL are comprised of SBA loans, SBL also includes $22.4 million of non-SBA loans as of June 30, 2020 and $17.0 million at December 31, 2019.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $284.3 million and $144.6 million.

*** In 2020, the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $361,000 and $882,000 at June 30, 2020 and December 31, 2019, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table provides information about loans individually evaluated for credit loss at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 415	$ 3,567	$ -	$ 339	$ 5
SBL commercial mortgage	2,036	2,036	-	730	-
SBL construction	-	-	-	-	-
Direct lease financing	296	296	-	5,401	-
Consumer - home equity	574	574	-	549	5
With an allowance recorded
SBL non-real estate	2,930	2,930	(1,991)	3,488	22
SBL commercial mortgage	971	971	(136)	971	-
SBL construction	711	711	(25)	711	-
Direct lease financing	2,583	2,583	(536)	831	-
Consumer - home equity	-	-	-	40	-
Total
SBL non-real estate	3,345	6,497	(1,991)	3,827	27
SBL commercial mortgage	3,007	3,007	(136)	1,701	-
SBL construction	711	711	(25)	711	-
Direct lease financing	2,879	2,879	(536)	6,232	-
Consumer - home equity	574	574	-	589	5
	$ 10,516	$ 13,668	$ (2,688)	$ 13,060	$ 32

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

The following table summarizes non-accrual loans with and without allowance for credit losses as of the periods indicated (in thousands):

	June 30, 2020			December 31, 2019
	Non-accrual loans with a related ACL *	Non-accrual loans without a related ACL *	Total non-accrual loans	Total non-accrual loans
SBL non-real estate	$ 2,684	$ 363	$ 3,047	$ 3,693
SBL commercial mortgage	971	2,036	3,007	1,047
SBL construction	711	-	711	711
Direct leasing	2,583	296	2,879	-
Consumer	-	313	313	345
	$ 6,949	$ 3,008	$ 9,957	$ 5,796

* Allowance for credit losses

The following tables summarize the Company’s non-accrual loans, loans past due 90 days and still accruing and other real estate owned for the periods indicated (in thousands):

	June 30,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 3,047	$ 3,693
SBL commercial mortgage	3,007	1,047
SBL construction	711	711
Direct leasing	2,879	-
Consumer	313	345
Total non-accrual loans	9,957	5,796

Loans past due 90 days or more and still accruing	352	3,264
Total non-performing loans	10,309	9,060
Other real estate owned	-	-
Total non-performing assets	$ 10,309	$ 9,060

Interest which would have been earned on loans classified as non-accrual for the six months ended June 30, 2020 and 2019, was $214,000 and $227,000, respectively. No income on non-accrual loans was recognized during the six months ended June 30, 2020. In the six months ended June 30, 2020 a total of $197,000 was reversed from interest income, which represented interest accrued on loans placed into non-accrual status during the period.

The Company’s loans that were modified as of June 30, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 944	$ 944	8	$ 1,309	$ 1,309
Direct lease financing	1	273	273	1	286	286
Consumer	2	479	479	2	489	489
Total	11	$ 1,696	$ 1,696	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructuring loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 32	$ 912	$ -	$ 51	$ 1,258
Direct lease financing	-	273	-	-	286	-
Consumer	-	-	479	-	-	489
Total	$ -	$ 305	$ 1,391	$ -	$ 337	$ 1,747

As of June 30, 2020, the Company had a troubled debt restructured loan that had been restructured within the last 12 months that has subsequently defaulted. In February 2020, a single borrower came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave us permission to sell the vehicles which were transferred to other assets as of June 30, 2020. We have begun selling the vehicles to repay the $13.3 million outstanding loan balance at June 30, 2020. While estimates of the disposition value of the vehicles exceed the balance due for this loan, there can be no assurance that all amounts will be fully collected or recovered from vehicle sales. Collection will depend on the strength of used vehicle markets which is difficult to predict.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2020 or December 31, 2019.

When loans are classified as troubled debt restructurings, the loans are evaluated to assess repayment. If foreclosure is probable, collateral is valued and a specific reserve is established if the collateral valuation, less disposition costs, is lower than the recorded loan value. As of June 30, 2020, there were 11 troubled debt restructured loans with a balance of $1.7 million which had specific reserves of $510,000. All of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

Effective January 1, 2020, current expected credit loss, or CECL, accounting replaced the prior incurred loss model that recognized losses when it became probable that a credit loss would be incurred, with a new requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Loans are deemed uncollectible based on individual facts and circumstances including the quality of repayment sources, the length of collection efforts and the probability and timing of recoveries. During the first quarter of 2020, upon adoption of the guidance, the allowance for credit losses was increased by $2.6 million. Additionally, $569,000 was established as an allowance for off-balance sheet credit losses (for unfunded loan commitments) and recorded in other liabilities. These amounts did not impact our Consolidated Statement of Operations, as the guidance required these cumulative differences between the two accounting conventions to flow through retained earnings, net of their income tax benefit. The following table shows the effect of the adoption of CECL as of January 1, 2020 and the June 30, 2020 allowance for credit loss (in thousands).

	December 31, 2019		January 1, 2020		June 30, 2020
	Incurred loss method		CECL (day 1 adoption)		CECL
	Amount	% of Segment	Amount	% of Segment	Amount	% of Segment
Allowance for credit losses on loans and leases
SBL non real estate	$ 4,914	8.33%	$ 4,766	8.08%	$ 4,726	1.61%
SBL commercial mortgage	1,458	0.71%	2,009	0.98%	2,614	1.01%
SBL construction	432	0.95%	571	1.26%	513	1.55%
Direct lease financing	2,426	0.56%	4,788	1.10%	5,808	1.34%
SBLOC	440	0.05%	440	0.05%	501	0.05%
IBLOC	113	0.08%	72	0.05%	142	0.05%
Advisor financing	-	0.00%	-	0.00%	116	0.75%
Other specialty lending (1)	97	0.39%	170	0.40%	153	5.65%
Consumer - other	40	0.88%	58	1.27%	52	1.30%
Unallocated	318		-		-	0.00%
	$ 10,238	0.56%	$ 12,874	0.71%	$ 14,625	0.63%

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	-		569		864
Total allowance for credit losses	$ 10,238		$ 13,443		$ 15,489

(1) Included in other specialty lending are $36.6 million of SBA loans purchased for Community Reinvestment Act purposes. These loans are classified as SBL loans in our loan tables.

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

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be responsive to changes in portfolio credit quality and the impact of current and future economic conditions on loan performance. The review of the appropriateness of the allowance is performed by the Chief Credit Officer and presented to the audit committee for their review. The allowance for credit losses is comprised of reserves, based on loan pools with similar risk characteristics based on a lifetime loss-rate model. Loans that do not share risk characteristics are evaluated on an individual basis. If foreclosure is believed to be probable or repayment is expected from the sale of the collateral, a reserve for deficiency is established within the allowance. Expected credit losses are based on the difference between loan principal and the estimated fair value of the collateral, adjusted for disposition costs as appropriate.

For purposes of determining the pool-basis reserve, the loans not assigned an individual reserve are segregated by product type, to recognize differing risk profiles within portfolio segments. A historical loss rate is calculated for each product type, except SBLOC and IBLOC, based upon historical net charge-offs for that product. The loss rate is determined by classifying charge-off losses according to the year the related loans were originated, which is referred to as vintage analysis. The loss rate is then projected over the estimated remaining loan lives unique to each loan pool, to determine estimated lifetime losses. For SBLOC and IBLOC, since losses have not been incurred, probability of loss/loss given default considerations are utilized. Additionally, we add to the allowance a component for each pool based upon qualitative factors such as the Company’s current loan performance statistics as determined by pool. A similar process is employed to calculate a reserve assigned to off-balance sheet commitments, which are comprised of unfunded loan commitments and letters of credit. That reserve is recorded in other liabilities. The qualitative factors are intended to address factors that may not be reflected in historical loss rates and otherwise unaccounted for in the quantitative process. For periods beyond which we are able to develop reasonable and supportable forecasts, our model reverts to the historical loss rate. Even though portions of the allowance may be allocated to specific loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company ranks its qualitative factors in five levels: minimal risk, low, moderate, moderate-high and high. When the Company adopted CECL as of January 1, 2020, the management assumption was that some degree of economic slowdown should be considered over the next eighteen months. That belief reflected the length of the current economic expansion and the relatively high level of unsustainable deficit spending. Accordingly, certain of the Company’s qualitative factors were set at moderate as of January 1, 2020. Based on the uncertainty as to how the Coronavirus would impact the Company’s loan pools, the Company increased other economic qualitative factors to moderate at June 30, 2020. For the non-guaranteed portion of SBA loans, the Company’s loss forecasting included a review of industry statistics; however, for that and its niche loan categories, the Company’s own charge-off history was the primary quantitative element in the forecasts.

Below are the portfolio segments used to pool loans with similar risk characteristics and align with our methodology for measuring expected credit losses. These pools have similar collateral characteristics, and certain of these pools are broken down in determining and applying the vintage loss estimates previously discussed. For instance, direct lease financing analyzes government and public leases separately. A summary of our primary portfolio pools is as follows:

As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving loans at amortized cost	Total
SBL non real estate
Non-rated	$ 205,247	$ -					$ -	$ 205,247
Pass (I-IV)	5,484	9,701	12,809	7,124	7,887	11,923	-	54,928
Special mention	-	-	1,164	43	534	750	-	2,491
Substandard	-	43	-	635	1,386	1,929	-	3,993
Total SBL non-real estate	210,731	9,744	13,973	7,802	9,807	14,602	-	266,659

SBL commercial mortgage
Non-rated	7,037	8,795	-	-	-	-	-	15,832
Pass (I-IV)	11,840	53,823	44,165	43,370	32,767	37,966	-	223,931
Special mention	-	-	-	-	-	261	-	261
Substandard	-	-	-	-	76	8,098	-	8,174
Total SBL commercial mortgage	18,877	62,618	44,165	43,370	32,843	46,325	-	248,198

SBL construction
Non-rated	382	-	-	-	-	-	-	382
Pass (I-IV)	698	16,907	14,878	-	-	-	-	32,483
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	711	-	-	711
Total SBL construction	1,080	16,907	14,878	-	711	-	-	33,576

Direct lease financing
Non-rated	5,235	3,839	2,837	1,421	763	62	-	14,157
Pass (I-IV)	157,214	114,013	69,443	38,538	16,872	4,755	-	400,835
Special mention	-	-	-	-	8	-	-	8
Substandard	5,703	315	529	224	674	61	-	7,506
Total direct lease financing	168,152	118,167	72,809	40,183	18,317	4,878	-	422,506

SBLOC
Non-rated	-	-	-	-	-	-	19,126	19,126
Pass (I-IV)	-	-	-	-	-	-	987,668	987,668
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBLOC	-	-	-	-	-	-	1,006,794	1,006,794

IBLOC
Non-rated	-	-	-	-	-	-	75,814	75,814
Pass (I-IV)	-	-	-	-	-	-	208,486	208,486
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total IBLOC	-	-	-	-	-	-	284,300	284,300

Other specialty
Non-rated	2,696	-	-	-	-	-	-	2,696
Pass (I-IV)	117	3,688	7,001	7,202	7,221	13,108	-	38,337
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total other specialty	2,813	3,688	7,001	7,202	7,221	13,108	-	41,033

Advisor financing
Non-rated	140	-	-	-	-	-	-	140
Pass (I-IV)	15,529	-	-	-	-	-	-	15,529
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total advisor financing	15,669	-	-	-	-	-	-	15,669

Consumer
Non-rated	521	-	-	16	-	1,682	-	2,219
Pass (I-IV)	-	-	-	-	-	1,471	-	1,471
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	312	-	312
Total consumer	521	-	-	16	-	3,465	-	4,002
Total	$ 417,843	$ 211,124	$ 152,826	$ 98,573	$ 68,899	$ 82,378	$ 1,291,094	$ 2,322,737

SBL. Substantially all of our small business loans consist of SBA loans.  We participate in three loan programs established by the SBA: the 7(a) Loan Guarantee Program and the 504 Fixed Asset Financing Program.  The 7(a) Loan Guarantee Program is designed to help small business borrowers start or expand their businesses by providing partial guarantees of loans made by banks and non-bank lending institutions for specific business purposes, including long or short term working capital; funds for the purchase of equipment, machinery, supplies and materials; funds for the purchase, construction or renovation of real estate; and funds to acquire, operate or expand an existing business or refinance existing debt, all under conditions established by the SBA. The 504 Fixed Asset Financing Program includes the financing of real estate and commercial mortgages.  In 2020, we are participating in the Paycheck Protection Program, which provides short-term loans to small businesses, which are fully guaranteed by the U.S. government. This program was a specific response to the  Coronavirus, and these loans are expected to be off the books within one year of their origination.  We segment the SBL portfolio into three pools: non real estate, commercial mortgage and construction to capture the risk characteristics of each pool. The qualitative factors for SBL loans focus on pool loan performance, underlying collateral for collateral dependent loans and changes in economic conditions. Additionally, the construction segment adds a qualitative factor for general construction risk.

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

SBLOC. Our SBLOC loans to individuals, trusts and entities are secured by a pledge of marketable securities maintained in one or more accounts with respect to which we obtain a securities account control agreement.  The securities pledged may be either debt or equity securities or a combination thereof, but all such securities must be listed for trading on a national securities exchange or automated inter-dealer quotation system.  SBLOCs are typically payable on demand.  Maximum SBLOC line amounts are calculated by applying a standard ‘advance rate’ calculation against the eligible security type depending on asset class:  typically up to 50% for equity securities and mutual fund securities and 80% for investment grade (Standard & Poor’s rating of BBB- or higher, or Moody’s rating of Baa3 or higher) municipal or corporate debt securities. Substantially all SBLOCs have full recourse to the borrower.  The underlying securities collateral for our SBLOC loans are monitored on a daily basis to confirm the composition of the client portfolio and its daily market value.  The primary qualitative factor in the SBLOC analysis is the ratio of loans outstanding to market value. This factor has been maintained at low levels, as no losses were incurred during the first quarter of 2020, notwithstanding historic declines in equity markets. Further significant losses have not been incurred since inception of this line of business. Additionally, the advance rates noted above were set to anticipate even higher potential market declines in the future.

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

Advisor financing.  In 2020, we began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession.  Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio.  Personal guarantees and blanket business liens are obtained as appropriate.  The qualitative factors for advisor financing focus on changes in the lending policies and procedures, changes in economic conditions and portfolio performance.

Other specialty lending and consumer loans. Our other specialty lending loans and consumer loans are categories of loans which we generally no longer offer. The loans primarily are consumer loans and home equity loans. The qualitative factors for all other specialty lending and consumer loans focus on changes in the underlying collateral for collateral dependent loans, portfolio loan performance, concentrations and changes in economic conditions.

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

Allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate considers the likelihood that funding will occur over the estimated life of the commitment. The amount of the allowance in the liability account as of June 30, 2020 was $864,000.

A detail of the changes in the allowance for credit losses by loan category and summary of loans evaluated individually and collectively for impairment is as follows (in thousands):

	June 30, 2020
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Advisor financing	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 12/31/2019	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ -	$ 12	$ 40	$ 318	$ 10,238
1/1 CECL adjustment	(220)	537	139	2,362	(41)	-	158	20	(318)	2,637
Charge-offs	(1,048)	-	-	(1,552)	-	-	-	-	-	(2,600)
Recoveries	60	-	-	84	-	-	-	-	-	144
Provision (credit)	949	605	(58)	2,488	131	116	(17)	(8)	-	4,206
Ending balance	$ 4,726	$ 2,614	$ 513	$ 5,808	$ 643	$ 116	$ 153	$ 52	$ -	$ 14,625

Ending balance: Individually evaluated for expected credit loss	$ 1,991	$ 136	$ 26	$ 536	$ -	$ -	$ -	$ -	$ -	$ 2,689

Ending balance: Collectively evaluated for expected credit loss	$ 2,735	$ 2,478	$ 487	$ 5,272	$ 643	$ 116	$ 153	$ 52	$ -	$ 11,936

Loans:
Ending balance	$ 293,692	$ 259,020	$ 33,193	$ 422,505	$ 1,287,350	$ 15,529	$ 2,706	$ 4,003	$ 4,739	$ 2,322,737

Ending balance: Individually evaluated for expected credit loss	$ 3,345	$ 3,007	$ 711	$ 2,879	$ -	$ -	$ -	$ 574	$ -	$ 10,516

Ending balance: Collectively evaluated for expected credit loss	$ 290,347	$ 256,013	$ 32,482	$ 419,626	$ 1,287,350	$ 15,529	$ 2,706	$ 3,429	$ 4,739	$ 2,312,221

	December 31, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC / IBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(1,362)	-	-	(528)	-	-	(1,103)	-	(2,993)
Recoveries	125	-	-	51	-	-	2	-	178
Provision (credit)	1,586	531	182	878	160	(48)	1,033	78	4,400
Ending balance	$ 4,985	$ 1,472	$ 432	$ 2,426	$ 553	$ 12	$ 40	$ 318	$ 10,238

Ending balance: Individually evaluated for impairment	$ 2,961	$ 136	$ 36	$ -	$ -	$ -	$ 9	$ -	$ 3,142

Ending balance: Collectively evaluated for impairment	$ 2,024	$ 1,336	$ 396	$ 2,426	$ 553	$ 12	$ 31	$ 318	$ 7,096	-
										-
Loans:
Ending balance	$ 84,579	$ 218,110	$ 45,310	$ 434,460	$ 1,024,420	$ 3,055	$ 4,554	$ 9,757	$ 1,824,245	-

Ending balance: Individually evaluated for impairment	$ 4,139	$ 1,047	$ 711	$ 286	$ -	$ -	$ 610	$ -	$ 6,793

Ending balance: Collectively evaluated for impairment	$ 80,440	$ 217,063	$ 44,599	$ 434,174	$ 1,024,420	$ 3,055	$ 3,944	$ 9,757	$ 1,817,452	-

June 30, 2019
	SBL non-real estate	SBL commercial mortgage	SBL construction	Direct lease financing	SBLOC	Other specialty lending	Other consumer loans	Unallocated	Total
Beginning 1/1/2019	$ 4,636	$ 941	$ 250	$ 2,025	$ 393	$ 60	$ 108	$ 240	$ 8,653
Charge-offs	(893)	-	-	(185)	-	-	(2)	-	(1,080)
Recoveries	100	-	-	16	-	-	-	-	116
Provision (credit)	1,306	274	39	735	51	(47)	(32)	(26)	2,300
Ending balance	$ 5,149	$ 1,215	$ 289	$ 2,591	$ 444	$ 13	$ 74	$ 214	$ 9,989

Ending balance: Individually evaluated for impairment	$ 3,164	$ 71	$ -	$ 145	$ -	$ -	$ 15	$ -	$ 3,395

Ending balance: Collectively evaluated for impairment	$ 1,985	$ 1,144	$ 289	$ 2,446	$ 444	$ 13	$ 59	$ 214	$ 6,594

Loans:
Ending balance	$ 75,475	$ 189,427	$ 29,298	$ 407,907	$ 837,672	$ 3,432	$ 7,898	$ 10,342	$ 1,561,451

Ending balance: Individually evaluated for impairment	$ 4,290	$ 458	$ 710	$ 636	$ -	$ -	$ 1,726	$ -	$ 7,820

Ending balance: Collectively evaluated for impairment	$ 71,185	$ 188,969	$ 28,588	$ 407,271	$ 837,672	$ 3,432	$ 6,172	$ 10,342	$ 1,553,631

The Company did not have loans acquired with deteriorated credit quality at either June 30, 2020 or December 31, 2019.

A detail of the Company’s delinquent loans by loan category is as follows (in thousands):

	June 30, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 2,376	$ 1,749	$ 347	$ 3,047	$ 7,519	$ 286,173	$ 293,692
SBL commercial mortgage	3,638	311	-	3,007	6,956	252,064	259,020
SBL construction	-	-	-	711	711	32,482	33,193
Direct lease financing	534	534	5	2,879	3,952	418,553	422,505
SBLOC / IBLOC	107	1,054	-	-	1,161	1,286,189	1,287,350
Advisor financing	-	-	-	-	-	15,529	15,529
Other specialty lending	-	-	-	-	-	2,706	2,706
Consumer - other	-	-	-	-	-	761	761
Consumer - home equity	-	-	-	313	313	2,929	3,242
Unamortized loan fees and costs	-	-	-	-	-	4,739	4,739
	$ 6,655	$ 3,648	$ 352	$ 9,957	$ 20,612	$ 2,302,125	$ 2,322,737

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

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

Note 7. Transactions with Affiliates

The Bank did not maintain any deposits for various affiliated companies as of June 30, 2020 and December 31, 2019, respectively.

The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons. All loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. At June 30, 2020, these loans were current as to principal and interest payments and did not involve more than normal risk of collectability. Loans to these related parties amounted to $2.3 million at June 30, 2020 and December 31, 2019, respectively.

The Bank periodically purchases securities under agreements to resell and engaged in other securities transactions through J.V.B. Financial Group, LLC, or JVB, a broker dealer in which the Company’s Chairman is a registered representative and has a minority interest. The Company’s Chairman also serves as the President, a director and the Chief Investment Officer of Cohen & Company Financial Limited (formerly Euro Dekania Management Ltd.), a wholly-owned subsidiary of Cohen & Company Inc. (formerly Institutional Financial Markets Inc.), the parent company of JVB. In the first six months of 2020, the Company did not purchase any securities from JVB. In the first six months of 2019, the Company purchased $755,000 of government guaranteed SBA loans for Community Reinvestment Act purposes from JVB.  Prices for these securities are verified to market rates and no separate commissions or fees are paid to that firm. The Company has historically purchased securities under agreements to resell through JVB primarily consisting of Government National Mortgage Association certificates which are full faith and credit obligations of the United States government issued at competitive rates. JVB was in compliance with all of the terms of the agreements at June 30, 2020 and had complied with all terms for all prior repurchase agreements. There were no repurchase agreements with JVB outstanding at June 30, 2020 and December 31, 2019, respectively.

Mr. Hersh Kozlov, a director of the Company, is a partner at Duane Morris LLP, an international law firm. The Company paid Duane Morris LLP $734,000 and $692,000 for legal services for the six months ended June 30, 2020 and 2019, respectively.

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

Cash and cash equivalents, which are comprised of cash and due from banks, the Company’s balance at the Federal Reserve Bank and securities purchased under agreements to resell, had recorded values of $480.7 million and $944.5 million as of June 30, 2020 and December 31, 2019, respectively, which approximated fair values.

The estimated fair values of investment securities are based on quoted market prices, if available, or estimated using a methodology based on management’s inputs. Level 3 investment security fair values are based on the present value of cash flows, which discounts expected cash flows from principal and interest using yield to maturity at the measurement date. In the second quarter of 2020 and 2019, there were no transfers between the three levels.

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

The following tables provide information regarding carrying amounts and estimated fair values (in thousands) as of the dates indicated:

	June 30, 2020
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,324,447	$ 1,324,447	$ -	$ 1,133,892	$ 190,555
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	1,368	1,368	-	-	1,368
Commercial loans held-for-sale	1,807,630	1,807,630	-	-	1,807,630
Loans, net of deferred loan fees and costs	2,322,737	2,320,425	-	-	2,320,425
Investment in unconsolidated entity	34,064	34,064	-	-	34,064
Assets held-for-sale from discontinued operations	128,463	128,463	-	-	128,463
Interest rate swaps, liability	2,593	2,593	-	2,593	-
Demand and interest checking	5,089,741	5,089,741	-	5,089,741	-
Savings and money market	455,458	455,458	-	455,458	-
Subordinated debentures	13,401	8,282	-	-	8,282
Securities sold under agreements to repurchase	42	42	42	-	-

	December 31, 2019
			Quoted prices in	Significant other	Significant
			active markets for	observable	unobservable
	Carrying	Estimated	identical assets	inputs	inputs
	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Investment securities, available-for-sale	$ 1,320,692	$ 1,320,692	$ -	$ 1,203,359	$ 117,333
Investment securities, held-to-maturity	84,387	83,002	-	75,850	7,152
Federal Home Loan Bank and Atlantic Central Bankers Bank stock	5,342	5,342	-	-	5,342
Commercial loans held-for-sale	1,180,546	1,180,546	-	-	1,180,546
Loans, net of deferred loan fees and costs	1,824,245	1,826,154	-	-	1,826,154
Investment in unconsolidated entity	39,154	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	140,657	-	-	140,657
Interest rate swaps, liability	232	232	-	232	-
Demand and interest checking	4,402,740	4,402,740	-	4,402,740	-
Savings and money market	174,290	174,290	-	174,290	-
Time deposits	475,000	475,000	-	-	475,000
Subordinated debentures	13,401	9,736	-	-	9,736
Securities sold under agreements to repurchase	82	82	82	-	-

The assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy, are summarized below (in thousands) as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 50,400	$ -	$ 50,400	$ -
Asset-backed securities	235,197	-	235,197	-
Obligations of states and political subdivisions	61,350	-	61,350	-
Residential mortgage-backed securities	312,149	-	312,149	-
Collateralized mortgage obligation securities	190,411	-	190,411	-
Commercial mortgage-backed securities	393,107	-	284,385	108,722
Corporate debt securities	81,833	-	-	81,833
Total investment securities available-for-sale	1,324,447	-	1,133,892	190,555
Commercial loans held-for-sale	1,807,630	-	-	1,807,630
Investment in unconsolidated entity	34,064	-	-	34,064
Assets held-for-sale from discontinued operations	128,463	-	-	128,463
Interest rate swaps, liability	2,593	-	2,593	-
	$ 3,292,011	$ -	$ 1,131,299	$ 2,160,712

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Fair value	identical assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Investment securities, available-for-sale
U.S. Government agency securities	$ 52,910	$ -	$ 52,910	$ -
Asset-backed securities	244,349	-	244,349	-
Obligations of states and political subdivisions	65,568	-	65,568	-
Residential mortgage-backed securities	336,596	-	336,596	-
Collateralized mortgage obligation securities	222,727	-	222,727	-
Commercial mortgage-backed securities	398,542	-	281,209	117,333
Total investment securities available-for-sale	1,320,692	-	1,203,359	117,333
Commercial loans held-for-sale	1,180,546	-	-	1,180,546
Investment in unconsolidated entity	39,154	-	-	39,154
Assets held-for-sale from discontinued operations	140,657	-	-	140,657
Interest rate swaps, liability	232	-	232	-
	$ 2,680,817	$ -	$ 1,203,127	$ 1,477,690

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

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Available-for-sale		Commercial loans
	securities		held-for-sale
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Beginning balance	$ 117,333	$ 24,390	$ 1,180,546	$ 688,471
Transfers into level 3	-	100,664	-	-
Transfers out of level 3	-	-	-	-
Reclass of held-to-maturity securities to available-for-sale	85,151	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	-	-	(3,736)	25,986
Included in other comprehensive income	4,055	688	-	-
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	634,860	1,795,376
Sales	-	-	-	(1,329,287)
Settlements	(15,984)	(8,409)	(4,040)	-
Ending balance	$ 190,555	$ 117,333	$ 1,807,630	$ 1,180,546

Total gains or (losses) year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ -	$ -	$ (3,600)	$ 963

The Company’s Level 3 asset activity for the categories shown for year to date are summarized below (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in		Assets held-for-sale
	unconsolidated entity		from discontinued operations
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Beginning balance	$ 39,154	$ 59,273	$ 140,657	$ 197,831
Transfers into level 3	-	-	-	-
Transfers out of level 3	-	-	-	-
Total gains or (losses) (realized/unrealized)
Included in earnings	(45)	-	(819)	(487)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, settlements and charge-offs
Purchases	-	-	-	-
Issuances	-	-	592	2,125
Sales	-	-	(1,252)	(7,136)
Settlements	(5,045)	(20,119)	(10,597)	(49,021)
Charge-offs	-	-	(118)	(2,655)
Ending balance	$ 34,064	$ 39,154	$ 128,463	$ 140,657

Total losses year to date included
in earnings attributable to the change in
unrealized gains or losses relating to assets still
held at the reporting date as shown above.	$ (45)	$ -	$ (819)	$ (487)

	Level 3 instruments only
					Weighted
	Fair value at			Range at	average at
	June 30, 2020	Valuation techniques	Unobservable inputs	June 30, 2020	June 30, 2020

Commercial mortgage backed investment	$ 108,722	Discounted cash flow	Discount rate	3.16% - 8.16%	4.54%
securities available-for-sale (a)
Insurance liquidating trust preferred security,	6,164	Discounted cash flow	Discount rate	7.47%	7.47%
available-for-sale (b)
Corporate debt securities (c)	75,669	Traders' pricing	Price indications	$100.80 - $100.13	$100.90
Federal Home Loan Bank and Atlantic	1,368	Cost	N/A	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs (d)	2,320,425	Discounted cash flow	Discount rate	1.00% - 6.55%	2.56%

Commercial - SBA (e)	225,401	Traders' pricing	Offered quotes	$100.00 - $111.00	$104.70
Commercial - fixed (f)	84,690	Discounted cash flow	Discount rate	5.06% - 7.35%	5.95%
Commercial - floating (g)	1,497,539	Discounted cash flow	Discount rate	3.00% - 6.81%	4.80%
Commercial loans held-for-sale	1,807,630

Investment in unconsolidated entity (h)	34,064	Discounted cash flow	Discount rate	5.87%	5.87%
			Default rate	1.00%	1.00%
Assets held-for-sale from discontinued operations (i)	128,463	Discounted cash flow	Discount rate,	3.08% - 7.63%	4.32%
			Credit analysis
Subordinated debentures (j)	8,282	Discounted cash flow	Discount rate	7.47%	7.47%

	Level 3 instruments only

	Fair value at			Range at
	December 31, 2019	Valuation techniques	Unobservable inputs	December 31, 2019

Commercial mortgage backed investment	$ 117,333	Discounted cash flow	Discount rate	4.05% - 8.18%
securities available-for-sale (a)
Insurance liquidating trust preferred security,	7,152	Discounted cash flow	Discount rate	8.01%
available-for-sale (b)
Federal Home Loan Bank and Atlantic	5,342	Cost	N/A	N/A
Central Bankers Bank stock
Loans, net of deferred loan fees and costs (d)	1,826,154	Discounted cash flow	Discount rate	3.11% - 6.93%

Commercial - SBA (e)	220,358	Traders' pricing	Offered quotes	$101.6 - $107.9
Commercial - fixed (f)	88,986	Discounted cash flow	Discount rate	4.33% - 7.13%
Commercial - floating (g)	871,202	Discounted cash flow	Discount rate	4.51% - 6.81%
Commercial loans held-for-sale	1,180,546

Investment in unconsolidated entity (h)	39,154	Discounted cash flow	Discount rate	5.84%
			Default rate	1.00%
Assets held-for-sale from discontinued operations (i)	140,657	Discounted cash flow	Discount rate,	3.49% -7.58%
			Credit analysis
Subordinated debentures (j)	9,736	Discounted cash flow	Discount rate	8.01%

The valuations for each of the instruments above, as of the balance sheet date, is subject to judgments, assumptions and uncertainties, changes in which could have a significant impact on such valuations. All weighted averages were calculated by using the discount rate for each individual security or loan weighted by its market value, except for SBA loans. For SBA loans, traders’ pricing indications for pools determined by date of loan origination were weighted. For commercial loans held-for-sale, investment in unconsolidated entity and assets held-for-sale from discontinued operations, changes in fair value are reflected in the income statement. Changes in fair value of securities which are unrelated to credit are recorded through equity. Changes in the fair value of loans not held-for- sale which are unrelated to credit are a disclosure item, without impact on the financial statements. The notes below refer to the June 30, 2020 table.

a)Commercial mortgage backed investment securities, consisting of Bank issued CRE securities, are valued using discounted cash flow analyses. The discount rates applied are based upon market observations for comparable securities and implicitly assume market averages for prepayments, defaults, and loss severities. Each of the securities has some credit enhancement, or protection from other tranches in the issue, which limit their valuation exposure to credit losses. Nonetheless, increases in expected default rates or loss severities on the loans underlying the issue could reduce their value. In market environments in which investors demand greater yield compensation for credit risk, the discount rate applied would ordinarily be higher and the valuation lower. Changes in prepayments and loss experience could also change the interest earned on these holdings in future periods and impact fair values.

b)Insurance liquidating trust preferred is a single debenture which is valued using discounted cash flow analysis. The discount rate used is based on the market rate on comparable relatively illiquid instruments and credit analysis. A change in the liquidating trust’s ability to repay the note, or an increase in interest rates, particularly for privately placed debentures, would affect the discount rate and thus the valuation. As a single security, the weighted average rate shown is the actual rate applied to the security.

c)Corporate debt securities consist of three AAA rated privately placed debt structures backed by investment grade corporate debt each with over 50% credit enhancement. Each of these securities has a coupon of 3 Month LIBOR + 3.00%. Price indications are obtained from a broker/dealer with significant experience in trading and evaluating these securities. Changes in either investor yield requirements for relatively illiquid securities, or credit risk could affect the price indications.

d)Loans, net of deferred fees and costs are valued using discounted cash flow analysis. Discount rates are based upon available information for estimated current origination rates for each loan type. Origination rates may fluctuate based upon changes in the risk free (Treasury) rate and credit experience for each loan type. At June 30, 2020, the balance included $207.9 million of Paycheck Protection Program loans, which bear interest at 1% but also earn fees.

e)Commercial-SBL (SBA Loans) are comprised of the government guaranteed portion of SBA insured loans. Their valuation is based upon dealer pricing indications. A limited number of broker/dealers originate the pooled securities for which the loans are purchased and as a result, prices can fluctuate based on such limited market demand, although the government guarantee has resulted in consistent historical demand. Valuations are also impacted by prepayment assumptions resulting from both voluntary payoffs and defaults.

f)Commercial-fixed are fixed rate commercial mortgages originated for sale. Discount rates used in applying discounted cash flow analysis are determined by an independent valuation consultant based upon loan terms, the general level of interest rates and the quality of the credit.

g)Commercial-floating are floating rate loans, the vast majority of which are secured by multi-family properties. These are bridge loans designed to provide owners time and funding for property improvements and are valued using discounted cash flow analysis. The discount rate for the vast majority of these loans, which are multi-family, was based upon current origination rates for similar loans and an updated expected loss rate of 1.2%, representing a post-Coronavirus projection by a third-party analytics firm. Changes in loan performance which result in higher credit losses than this projection could result in changes in the discount rate and resulting valuation.

h)Investment in unconsolidated entity is in non-accrual status, and changes in its value, determined by discounted cash flows, are recorded in the income statement under “Change in value of investment in unconsolidated entity”. A constant default rate of 1%, net of recoveries, on cash flowing loans was utilized. Changes in market interest rates, credit quality or payment experience could result in a change in the current valuation.

i)Assets held-for-sale from discontinued operations are valued using discounted cash flow by an independent valuation consultant using loan performance, other credit characteristics and market interest rate comparisons. Changes in those factors could change the valuation.

j)Subordinated debentures are comprised of two subordinated notes issued by the Company, maturing in 2038 with a floating rate of 3-month LIBOR plus 3.25%. These notes are valued using discounted cash flow analysis. The discount rate is based on the market rate for comparable relatively illiquid instruments. Changes in those market rates, or the credit of the company could result in changes in the valuation.

Assets measured at fair value on a nonrecurring basis, segregated by fair value hierarchy, during the periods shown are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 7,828	$ -	$ -	$ 7,828

Fair Value Measurements at Reporting Date Using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable	unobservable
	Fair value	assets	inputs	inputs (1)
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Collateral dependent loans (1)	$ 3,651	$ -	$ -	$ 3,651
Intangible assets	2,315	-	-	2,315
	$ 5,966	$ -	$ -	$ 5,966

(1)The method of valuation approach for the collateral dependent loans was the market value approach based upon appraisals of the underlying collateral by external appraisers, reduced by 7% to 10% for estimated selling costs. Intangible assets are valued based upon internal analyses.

At June 30, 2020, principal on collateral dependent loans and troubled debt restructurings, which is accounted for on the basis of the value of underlying collateral, is shown at estimated fair value of $7.8 million. To arrive at that fair value, related loan principal of $10.5 million was reduced by specific reserves of $2.7 million within the allowance for credit losses as of that date, representing the deficiency between principal and estimated collateral values, which were reduced by costs to sell. When the deficiency is deemed uncollectible, it is charged off by reducing the specific reserve and decreasing principal. Included in the collateral dependent loans at June 30, 2020 were 11 troubled debt restructured loans with a balance of $1.7 million which had specific reserves of $510,000. Valuation techniques consistent with the market and/or cost approach were used to measure fair value and primarily included observable inputs for the individual collateral dependent loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs. In cases where such inputs were unobservable, the loan balance is reflected within the Level 3 hierarchy. The fair value of other real estate owned is based on an appraisal of the property using the market approach for valuation. There was no other real estate owned at either date.

Note 9. Derivatives

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics on commercial real estate loans held-for-sale. These instruments are not accounted for as effective hedges. As of June 30, 2020, the Company had entered into six interest rate swap agreements with an aggregate notional amount of $37.8 million. These swap agreements provide for the Company to receive an adjustable rate of interest based upon the three-month London Interbank Offering Rate (LIBOR). The Company recorded a loss of $2.4 million for the six months ended June 30, 2020 to recognize the fair value of the derivative instruments which is reported in net realized and unrealized gains (losses) on commercial loans originated for sale in the consolidated statements of operations. The amount payable by the Company under these swap agreements was $2.6 million at June 30, 2020, which is reported in other liabilities. The Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $2.8 million as of June 30, 2020.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements as of June 30, 2020 are summarized below (dollars in thousands):

	June 30, 2020
Maturity date	Notional amount	Interest rate paid	Interest rate received	Fair value
August 4, 2021	10,300	1.12%	0.56%	(94)
December 23, 2025	6,800	2.16%	0.31%	(667)
December 24, 2025	8,200	2.17%	0.30%	(813)
January 28, 2026	3,000	1.87%	0.89%	(250)
July 20, 2026	6,300	1.44%	1.14%	(392)
December 12, 2026	3,200	2.26%	0.32%	(377)
Total	$ 37,800			$ (2,593)

Note 10. Other Identifiable Intangible Assets

On November 29, 2012, the Company acquired certain software rights for approximately $1.8 million for use in managing prepaid cards in connection with an acquisition. The software is being amortized over eight years, ending in October 2020. Amortization expense is $217,000 per year ($63,000 over the remainder of the amortization period). The gross carrying amount of the software is $1.8 million, and as of June 30, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.7 million and $1.7 million.

In May 2016, the Company purchased approximately $60.0 million of lease receivables which resulted in a customer list intangible of $3.4 million that is being amortized over a 10 year period. Amortization expense is $340,000 per year ($1.7 million over the next five years). The gross carrying amount of the customer list intangible is $3.4 million, and as of June 30, 2020 and December 31, 2019, respectively, the accumulated amortization was $1.4 million and $1.2 million.

In January 2020, the Company purchased McMahon Leasing and subsidiaries for approximately $4.6 million. In the acquisition the Company acquired $9.9 million of leases, $958,000 in automobile inventory and other assets. The excess of the consideration issued over the book value of the assets acquired was $1.5 million which was allocated as follows. The fair value of the leases was $453,000 over their book value and is being amortized over the lives of the leases. A customer list intangible of $689,000 is being amortized over a 12 year period. Amortization expense is $57,000 per year ($285,000 over the next five years). The Company preliminarily allocated the $689,000 to the customer list and expects to complete its accounting for this business combination by the fourth quarter of 2020. Until completion, the above allocation of purchase price is considered preliminary. The gross carrying amount of the customer list intangible is $689,000 as of June 30, 2020 and the accumulated amortization was $29,000. The remainder of the $1.5 million excess of consideration over book value was a trade name valuation of $135,000, inventory valuation adjustment of $100,000 and $105,000 for goodwill. An outstanding loan by the Bank of approximately $4.0 million to the acquired entity, was eliminated as part of the transaction. Approximately $4.4 million of liabilities were assumed.

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

Additionally, the Company is required to disclose the scheduled maturities of its direct financing leases reconciled to the total lease receivables in the consolidated balance sheet, which are as follows (in thousands):

Remaining 2020	$ 69,120
2021	108,857
2022	75,490
2023	46,902
2024	21,846
2025 and thereafter	5,016
Total undiscounted cash flows	327,231
Residual value *	140,925
Difference between undiscounted cash flows and discounted cash flows	(45,651)
Present value of lease payments recorded as lease receivables	$ 422,505

*Of the $140,925,000, $30,337,000 is not guaranteed by the lessee.

In June 2016, the FASB issued an update ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Update changes the accounting for credit losses on loans and debt securities. For loans and held-to-maturity debt securities, the Update requires a current expected credit loss, or CECL, approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit deteriorated loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, the Update modifies the OTTI impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. The guidance was effective in the first quarter of 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. As a result of the Company’s adoption of the guidance in the first quarter of 2020, it recorded a $2.4 million charge to retained earnings and an $834,000 deferred tax asset, which were offset by $2.6 million in the allowance for credit losses and a $569,000 credit to other liabilities. The $569,000 reflected a reserve on unfunded commitments.

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

On June 2, 2020, the Bank was served with a complaint filed in the Supreme Court of the State of New York, titled Cascade Funding, LP – Series 6, Plaintiff v. The Bancorp Bank, Defendant. The lawsuit arises from a Purchase and Sale Agreement between Cascade Funding, LP – Series 6 (“Cascade”) and the Bank, pursuant to which Cascade was to purchase certain mortgage loan assets from the Bank for securitization. Cascade improperly attempted to invoke a market disruption clause in the agreement to avoid the purchase. Cascade’s failure to close the transaction constituted a breach of the agreement and, accordingly, the Bank terminated the agreement, effective April 29, 2020. Pursuant to the agreement, the Bank retained Cascade’s deposit of approximately $12.5 million. The lawsuit asserts three causes of action: (i) breach of contract; (ii) injunction and specific performance; and (iii) declaratory judgment. Cascade seeks the return of its deposit plus interest and attorneys’ fees and costs. The Bank is vigorously defending this matter. Given the early stages of this matter, we are not yet able to determine whether the ultimate resolution of this matter will have a material adverse effect on our financial conditions or operations.

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

The following tables provide segment information for the periods indicated:

	For the three months ended June 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 41,552	$ -	$ 10,347	$ -	$ 51,899
Interest allocation	-	10,347	(10,347)	-	-
Interest expense	219	1,081	353	-	1,653
Net interest income (loss)	41,333	9,266	(353)	-	50,246
Provision for credit losses	922	-	-	-	922
Non-interest income	(178)	20,416	128	-	20,366
Non-interest expense	17,590	17,261	7,769	-	42,620
Income (loss) from continuing operations before taxes	22,643	12,421	(7,994)	-	27,070
Income tax expense	-	-	6,787	-	6,787
Income (loss) from continuing operations	22,643	12,421	(14,781)	-	20,283
Loss from discontinued operations	-	-	-	(215)	(215)
Net income (loss)	$ 22,643	$ 12,421	$ (14,781)	$ (215)	$ 20,068

	For the three months ended June 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 29,890	$ -	$ 14,190	$ -	$ 44,080
Interest allocation	-	14,190	(14,190)	-	-
Interest expense	366	8,327	848	-	9,541
Net interest income (loss)	29,524	5,863	(848)	-	34,539
Provision for credit losses	600	-	-	-	600
Non-interest income	1,297	18,418	34	-	19,749
Non-interest expense	16,047	17,463	6,009	-	39,519
Income (loss) from continuing operations before taxes	14,174	6,818	(6,823)	-	14,169
Income tax expense	-	-	3,575	-	3,575
Income (loss) from continuing operations	14,174	6,818	(10,398)	-	10,594
Income from discontinued operations	-	-	-	756	756
Net income (loss)	$ 14,174	$ 6,818	$ (10,398)	$ 756	$ 11,350

	For the six months ended June 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 80,846	$ -	$ 22,519	$ -	$ 103,365
Interest allocation	-	22,519	(22,519)	-	-
Interest expense	559	6,147	3,502	-	10,208
Net interest income (loss)	80,287	16,372	(3,502)	-	93,157
Provision for credit losses	4,501	-	-	-	4,501
Non-interest income	(4,017)	40,837	145	-	36,965
Non-interest expense	34,506	34,406	12,126	-	81,038
Income (loss) from continuing operations before taxes	37,263	22,803	(15,483)	-	44,583
Income tax expense	-	-	11,139	-	11,139
Income (loss) from continuing operations	37,263	22,803	(26,622)	-	33,444
Loss from discontinued operations	-	-	-	(785)	(785)
Net income (loss)	$ 37,263	$ 22,803	$ (26,622)	$ (785)	$ 32,659

	For the six months ended June 30, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
	(in thousands)
Interest income	$ 60,363	$ -	$ 27,295	$ -	$ 87,658
Interest allocation	-	27,295	(27,295)	-	-
Interest expense	734	16,711	1,664	-	19,109
Net interest income (loss)	59,629	10,584	(1,664)	-	68,549
Provision for credit losses	2,300	-	-	-	2,300
Non-interest income	13,075	36,966	73	-	50,114
Non-interest expense	31,405	33,922	13,421	-	78,748
Income (loss) from continuing operations before taxes	38,999	13,628	(15,012)	-	37,615
Income tax expense	-	-	9,610	-	9,610
Income (loss) from continuing operations	38,999	13,628	(24,622)	-	28,005
Income from discontinued operations	-	-	-	1,275	1,275
Net income (loss)	$ 38,999	$ 13,628	$ (24,622)	$ 1,275	$ 29,280

June 30, 2020
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 4,174,108	$ 38,723	$ 1,872,743	$ 128,463	$ 6,214,037
Total liabilities	$ 298,212	$ 4,919,940	$ 462,806	$ -	$ 5,680,958

December 31, 2019
	Specialty finance	Payments	Corporate	Discontinued operations	Total
(in thousands)
Total assets	$ 3,008,304	$ 57,746	$ 2,450,256	$ 140,657	$ 5,656,963
Total liabilities	$ 247,485	$ 4,030,921	$ 894,060	$ -	$ 5,172,466

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

The following table presents financial results of the commercial lending business included in net income (loss) from discontinued operations for the three and six months ended June 30, 2020 and 2019 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest income	$ 1,094	$ 1,659	$ 2,368	$ 3,684
Interest expense	-	-	-	-
Net interest income	1,094	1,659	2,368	3,684

Non-interest income	1	10	14	24
Non-interest expense	1,369	750	3,431	1,984

Income (loss) before taxes	(274)	919	(1,049)	1,724
Income tax expense (benefit)	(59)	163	(264)	449
Net income (loss)	$ (215)	$ 756	$ (785)	$ 1,275

	June 30,	December 31,
	2020	2019
Loans, net	$ 101,762	$ 115,879
Other real estate owned	26,701	24,778
Total assets	$ 128,463	$ 140,657

Non-interest expense included fair value losses of $819,000 for the three and six months ended June 30, 2020 and $0 for the three and six months ended June 30, 2019. Discontinued operations loans are recorded at the lower of their cost or fair value. Fair value is determined using a discontinued cash flow analysis where projections of cash flows are developed in consideration of internal loan review analysis and default/prepayment assumptions for smaller pools of loans. These credit and collateral related assumptions are subject to uncertainty. The results of discontinued operations do not include any future severance payments. Of the approximately $1.1 billion in book value of loans in that portfolio as of the September 30, 2014 date of discontinuance of operations, $128.5 million of loans and other real estate owned remain in assets held-for-sale on the June 30, 2020 consolidated balance sheet as a result of loan sales, principal paydowns and fair value charges as of June 30, 2020. The Company is attempting to dispose of those remaining loans and other real estate owned.

Additionally, the consolidated balance sheet reflects $34.1 million in investment in unconsolidated entity, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans to Walnut Street, see Note 8, Fair Value Measurements. The investment in Walnut Street is classified as continuing operations in the accompanying consolidated financial statements.

Note 16. Subsequent Events

The Company evaluated its June 30, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, not otherwise disclosed herein.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in this Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2019 and in other of our public filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in this Form 10-Q. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by applicable law.

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

Recent Developments

The Coronavirus has impacted our financial performance, primarily through unrealized losses on commercial loans originated for sale. Our year-to-date net income of $32.7 million reflected pre-tax charges of approximately $6.1 million for such unrealized losses which were directly related to the economic impact of the Coronavirus. Additional charges attributed to Coronavirus included an approximate $849,000 increase in the provision for credit losses related to economic factors and $819,000 of fair value charges in discontinued operations. Except for $940,000 of fair value charges in second quarter 2020, these reductions in income were recognized in first quarter 2020. As a result of the potentially unique impact of the Coronavirus on our financial performance, we have added new loan tables under “Financial Condition-Loan Portfolio”. The $60.4 million of hotel loans in our commercial loans held-for-sale portfolio may represent an elevated risk. However, the vast majority of that $1.59 billion portfolio are multi-family loans, which by a nationally recognized analytics firm have an updated expected Coronavirus cumulative loss rate of 1.2%. Our next largest $1.30 billion loan portfolio is substantially all comprised of SBLOC and IBLOC loans which have not incurred losses, notwithstanding the recent historic declines in equity markets. Approximately half of the SBA loan portfolio is U.S. government guaranteed, and the U.S. government is paying principal and interest on those loans for a six month period which began in April 2020. The majority of the other SBA loans consist of commercial mortgages with 50% to 60% origination date loan-to-value. For leases which experience credit issues, we have recourse to the leased vehicles. While there is uncertainty related to the future, we believe these are positive characteristics of our loan portfolio which demonstrate lower risk than other forms of lending. The unrealized losses noted above could reverse in the future, depending on market conditions, interest rates and loan performance, but if losses materialize, that amount represents future potential offsets against such future losses.

U.S. government efforts to address the economic impact of the Coronavirus include several actions which have and will directly impact us as follows.

•The Paycheck Protection Program provides for our making loans as an SBA lender which are fully guaranteed by the U.S. government to allow businesses to continue funding their payrolls and related costs. We have originated approximately 1,250 Paycheck Protection Program (PPP) loans, totaling in excess of $200 million, which we expect will net approximately $5.5 million of fees and interest. The average loan size was approximately $165,000, with over 90% of the loans under $350,000. While it was originally anticipated that these fees would be recognized earlier, new legislation and rulemaking have resulted in their estimated recognition over approximately eleven months beginning April 2020.

•The Small Business Administration (SBA) began, in April 2020, to make six months of principal and interest payments on SBA 7a loans, which are generally 75% guaranteed by the U.S. government. As of June 30, 2020, we had $306.4 million of related guaranteed balances, and additionally had $207.9 million of PPP loans which were also guaranteed.

•Accounting and banking regulators have determined that deferrals of up to six months of principal and interest payments on loans do not represent material changes in loan terms. Accordingly, such loans will not, during the deferral period, be classified as delinquent, non-accrual or restructured.

The following table summarizes our loan payment deferrals as of June 30, 2020 (in thousands):

	Principal for loans with deferrals	Total principal by loan category	% of total loan principal with deferrals
Commercial real estate loans held-for-sale (excluding SBA loans)	$ 31,272	$ 1,587,039	2%
Securities backed lines of credit, insurance backed lines of credit & advisor financing	2,237	1,302,879	<1%
Small business lending, substantially all SBA loans	187,081	805,796	23%
Direct lease financing	79,696	422,505	19%
Discontinued operations	18,173	106,430	17%
Other consumer loans and specialty lending	-	6,709	0%
Total	$ 318,459	$ 4,231,358	8%

Overview

We are a Delaware financial holding company and our primary subsidiary, which we wholly own, is The Bancorp Bank, which we refer to as the Bank. The vast majority of our revenue and income is currently generated through the Bank. In our continuing operations, we have four primary lines of specialty lending:

•securities-backed lines of credit, or SBLOC, and insurance policy cash value-backed lines of credit, or IBLOC;

•leasing (direct lease financing);

•Small Business Administration, or SBA loans, and

•loans generated for sale into capital markets primarily through commercial loan securitizations, or CMBS.

SBLOCs and IBLOCs are loans which are generated through institutional banking affinity groups and are respectively collateralized by marketable securities and the cash value of insurance policies. SBLOCs are typically offered in conjunction with brokerage accounts and are offered nationally. Vehicle fleet and other equipment leases are generated in a number of Atlantic Coast and other states. SBA loans and commercial loans generated for sale are made nationally. Our CMBS loans are collateralized multi-family properties (apartment buildings).

The majority of our deposit accounts and non-interest income are generated in our payments business line which consist of consumer deposit accounts accessed by prepaid or debit cards, or issuing, automated clearing house, or ACH accounts and the collection of payments through credit card companies on behalf of merchants. The issuing deposit accounts are comprised of debit and prepaid card accounts that are generated with the assistance of independent companies that market directly to end users. Our issuing deposit account types are diverse and include: consumer and business debit, general purpose reloadable prepaid, pre-tax medical spending benefit, payroll, gift, government, corporate incentive, reward, business payment accounts and others. Our ACH accounts facilitate payments such bill payments, and our acquiring accounts provide clearing and settlement services for payments made to merchants which must be settled through associations such as Visa or MasterCard. We also provide banking services to organizations with a pre-existing customer base tailored to support or complement the services provided by these organizations to their customers. These services include loan and deposit accounts for investment advisory companies through our institutional banking department. We typically provide these services under the name and through the facilities of each organization with whom we develop a relationship. We refer to this, generally, as affinity banking.

In the third quarter of 2014, we decided to discontinue our Philadelphia-based commercial lending operations. The loans which constitute that portfolio are in the process of disposition. This represents a strategic shift to a focus on our national specialty lending programs, including small fleet leasing, SBLOC, CMBS origination and SBA lending. We have been and anticipate using the proceeds from disposition to acquire investment securities and to provide liquidity to fund growth in our continuing specialty lending lines. Yields we obtain from reinvestment of the proceeds will be subject to economic and other conditions at the time of reinvestment, including market interest rates, many of which will be beyond our control. We cannot predict whether income resulting from the reinvestment of loans we hold for sale resulting from discontinued operations will match or exceed the amount from the sold loans. Of the approximate $1.1 billion in book value of loans in that commercial and residential portfolio as of the September 30, 2014 date of discontinuance of operations, $128.5 million of loans and other real estate owned remain in assets held-for-sale from discontinued operations on the June 30, 2020 balance sheet, which reflects the impact of related sales, paydowns and fair value charges. Additionally, that balance sheet reflects $34.1 million in investment in unconsolidated entity, Walnut Street, which is comprised of notes owned by the Company as a result of the sale of certain discontinued loans.

Our net income of $20.1 million for the second quarter of 2020 compared to $11.4 million for the second quarter of 2019, primarily as a result of growth in net interest income, which increased $15.7 million, and reflected an $11.3 million increase in interest on commercial real estate loans originated for securitization. Related average balances increased 234% to $1.51 billion between these periods. A planned sale of approximately $825 million of CRE loans by us that we expected to complete in April 2020, was not consummated by the purchaser, and if not sold, these balances will be retained on our balance sheet as earning assets. Net interest income also reflected an increase of $2.2 million for SBA interest. SBLOC and IBLOC loans totaled $1.29 billion at June 30, 2020, compared to $837.7 million at June 30, 2019, reflecting 54% annual growth. Related interest income decreased $1.6 million as a result of 75 basis points of Federal Reserve rate reductions in 2019 and historic reductions of 1.5% in first quarter 2020. The increase in net interest income also reflected reductions in cost of funds. While our largest funding source, prepaid and debit card accounts, contractually adjust to only a portion of increases or decreases in market rates, the Federal Reserve reductions resulted in a 12 basis point cost of funds in second quarter 2020. Prepaid, debit card and related fees are the largest driver of non-interest income. Such fees for second quarter 2020 increased 18% over the comparable 2019 period and totaled $18.7 million. For those periods, non-interest expense increased $3.1 million, or 7.8%. The holding company leverage ratio was 8.5% at June 30, 2020.

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

We determine our allowance for credit losses using the current expected credit losses method, or CECL, with the objective of maintaining a reserve level we believe to be sufficient to absorb our estimated probable credit losses. We base our determination of the adequacy of the allowance on periodic evaluations of our loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amount of loss we may incur on a defaulted loan, expected commitment usage, the amounts and timing of expected future cash flows on credit deteriorated loans, value of collateral, estimated losses on consumer loans and residential mortgages, and historical loss experience. We also evaluate economic conditions and uncertainties in estimating losses and inherent risks in our loan portfolio. To the extent actual outcomes differ from our estimates, we may need additional provisions for loan losses. Any such additional provisions for loan losses will be a direct charge to our earnings. See “Allowance for Credit Losses”.

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

We periodically review our investment portfolio to determine whether unrealized losses on securities result from credit, based on evaluations of the creditworthiness of the issuers or guarantors, and underlying collateral, as applicable. In addition, we consider the continuing performance of the securities. We recognize credit losses through the Consolidated Statements of Operations. If management believes market value losses not credit related, we recognize the reduction in other comprehensive income, through equity. We evaluate whether a credit loss exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. If a credit loss is determined, we estimate expected future cash flows to estimate the credit loss amount with a quantitative and qualitative process that incorporates information received from third-party sources and internal assumptions and judgments regarding the future performance of the security.

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

The 2015 Consent Order also requires the Bank to implement a corrective action plan, or CAP, to remediate and provide restitution to those prepaid cardholders who asserted or attempted to assert, or were discouraged from initiating EFT error claims and to provide restitution to cardholders harmed by EFT error resolution practices. The 2015 Consent Order requires that if, through the CAP, the Bank identifies prepaid cardholders who have been adversely affected by a denial or failure to resolve an EFT error claim, the Bank will ensure that monetary restitution is made.  The Bank completed its implementation of the CAP on January 15, 2020. As of the completion date, $1,592,505.82 of restitution was paid to consumers of which $4,389.06 was paid by the Bank and the remaining amount by Third Parties.

The 2015 Consent Order also imposed a $3 million civil money penalty on the Bank, which the Bank has paid and which was recognized as expense in the fourth quarter of 2015.

On June 5, 2014, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC, which we refer to as the 2014 Consent Order. The Bank took this action without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program. As described below, the 2014 Consent Order was lifted in May 2020. The Bank consented to the issuance of the 2014 Consent Order without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to the Bank’s Bank Secrecy Act, or BSA, compliance program. The 2014 Consent Order required the Bank to take certain affirmative actions to comply with its BSA obligations, including a look-bak review. Satisfaction of the requirements of the 2014 Consent Order was subject to the review of the FDIC and the Delaware State Bank Commissioner. Expenses associated with the required look-back review were significant in 2015 and 2016. The look-back review was completed in the third quarter of 2016. The 2014 Consent Order restricted the Bank from signing and boarding new independent sales organizations, establishing new non-benefit reloadable prepaid card programs and originating Automated Clearing House transactions for new merchant-related payments until the Bank submitted to the FDIC and Delaware State Bank Commissioner a report summarizing the same completion of certain BSA-related corrective actions (“BSA Report”). During the period prior to the approval of the BSA Report by the FDIC and Delaware State Bank Commissioner, those aspects of the growth of our card payment processing and prepaid card operations were affected. The Bank provided the FDIC and the Delaware State Bank Commissioner with the required BSA Report as of December 31, 2019. The BSA Report was implicitly approved by the FDIC and Delaware State Bank Commissioner upon the termination of the Order as described below.

On December 18, 2019, the Bank’s Board of Directors, without admitting or denying any violations of law, regulation or the provisions of the 2014 Consent Order, executed a Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty in the amount of $7.5 million based on supervisory findings during the period of 2013 to 2019 related principally to deficiencies in the Bank’s legacy Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Programs and alleged violations of law during the period, as well as the length of time the Bank has taken to fully implement the corrective actions required by the 2014 Consent Order. The Bank paid this amount and it was recognized as an expense in the Company’s financial statements in the fourth quarter of 2019.

On May 15, 2020, the FDIC notified the Bank that it issued an Order Terminating Consent Order thereby lifting the 2014 Consent Order by and between the Bank and the FDIC. The FDIC’s order was effective on May 14, 2020. The termination of the 2014 Consent Order confirms that the Bank has satisfactorily complied with all requirements of the 2014 Consent Order, most notably related to its Bank Secrecy Act compliance program and anti-money laundering and sanctions controls. The FDIC’s lifting of the 2014 Consent Order also means that the business-related restrictions contained in the 2014 Consent order are no longer applicable to the Bank. The State of Delaware’s Office of the State Bank Commissioner concurred with the FDIC in taking this action.

Results of Operations

Second quarter 2020 to second quarter 2019

Net Income: Income from continuing operations before income taxes was $27.1 million in the second quarter of 2020 compared to $14.2 million in the second quarter of 2019. Net income from continuing operations for the second quarter of 2020 was $20.3 million, or $0.35 per diluted share, compared to $10.6 million, or $0.19 per diluted share, for the second quarter of 2019. Income from continuing operations increased between those respective periods primarily as a result of higher net interest income. After discontinued operations, net income for the second quarter of 2020 amounted to $20.1 million, compared to $11.4 million for the second quarter of 2019. Net interest income for the second quarter of 2020 increased 45.5%, to $50.2 million from $34.5 million in the second quarter of 2019 primarily as a result of higher loan balances and lower interest expense. The lower interest expense reflected the impact of the Federal Reserve’s 1.5% first quarter 2020 rate decreases and its 75 basis point decline in the third and fourth quarters of 2019. The provision for credit losses increased $322,000 to $922,000 in the second quarter of 2020 compared to $600,000 in the second quarter of 2019. Non-interest income (excluding security gains and losses) increased $617,000, reflecting an increase in prepaid, debit card and related fees which was partially offset by variances in other categories. There was a 17.9% increase in prepaid, debit card and related fees, to $18.7 million, in the second quarter of 2020. That increase was partially offset by a decrease in ACH, card and other payment processing fees of $814,000, a $792,000 increase in the loss on commercial loans originated for sale and a $584,000 decrease in leasing related income. Non-interest expense increased $3.1 million, or 7.8%. to $42.6 million in the second quarter of 2020 compared to $39.5 million in the second quarter of 2019, reflecting $3.7 million of higher salary expense. Diluted income per share was $0.35 in the second quarter of 2020 compared to $0.20 diluted income per share in the second quarter of 2019 primarily reflecting the factors noted above.

Net Interest Income: Our net interest income for the second quarter of 2020 increased to $50.2 million, an increase of $15.7 million, or 45.5% from $34.5 million in the second quarter of 2019. Our interest income for the second quarter of 2020 increased to $51.9 million, an increase of $7.8 million, or 17.7% from $44.1 million for the second quarter of 2019. The increase in interest income resulted primarily from higher loan balances. Our average loans and leases increased to $3.93 billion for the second quarter of 2020 from $2.23 billion for the second quarter of 2019, an increase of $1.70 billion, or 76.3%. Related interest income increased $11.6 million on a tax equivalent basis. The increase in average loans primarily reflected growth in commercial loans originated for securitization and SBLOC, IBLOC and SBA loans. The amount of the average daily balance of our commercial mortgages originated for securitization increased $1.06 billion in second quarter 2020, or 234% from second quarter 2019. Of the total $11.6 million increase in loan interest income, the largest increases were $11.3 million for commercial loans generated for securitization to $18.3 million and $2.2 million for SBA loans to $9.3 million. These increases were partially offset by decreases, primarily in SBLOC and IBLOC loans, the total of which decreased $1.6 million, reflecting the impact of Federal Reserve rate reductions. Our average investment securities of $1.34 billion for the second quarter of 2020 decreased slightly from the $1.45 billion for the second quarter of 2019. Related tax equivalent interest income decreased $1.5 million, primarily reflecting decreases in rates. Yields on loans and securities decreased as a result of the impact of the Federal Reserve’s 2020 and 2019 rate decreases on variable rate obligations, partially offset by interest rate floors on the commercial loans originated for sale. While interest income increased by the aforementioned $7.8 million, interest expense decreased by $7.9 million as deposits also repriced to the lower rate environment. The decrease in interest expense also reflected lower balances of overnight borrowings.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) for the second quarter of 2020 was 3.53% compared to 3.41% for the second quarter of 2019, an increase of 12 basis points. While the yield on interest earning assets decreased 65 basis points, the cost of deposits and interest bearing liabilities decreased 84 basis points, or a net change of 19 basis points. The increase in the net interest margin reflected the lower cost of deposits resulting from the aforementioned Federal Reserve decreases, and a higher proportion of commercial real estate loans originated for securitization with floors. The weighted average floors on that portfolio are approximately 4.8%. In the second quarter of 2020, the average yield on our loans decreased to 4.22% from 5.37% for the second quarter of 2019, a decrease of 115 basis points. Yields on taxable investment securities in the second quarter of 2020 decreased to 3.05% compared to 3.22% for the second quarter of 2019, a decrease of 17 basis points. The decrease primarily resulted from the impact of the aforementioned Federal Reserve rate reductions on variable rate securities and prepayments of higher rate fixed rate securities. The cost of total deposits and interest bearing liabilities decreased 84 basis points to 0.12% for the second quarter of 2020 compared to 0.96% in the second quarter of 2019, also resulting from the impact of the aforementioned Federal Reserve decreases. The decrease also reflected less higher rate overnight borrowing. Average interest earning deposits at the Federal Reserve Bank increased $6.0 million, or 1.4%, to $426.2 million in the second quarter of 2020 from $420.2 million in the second quarter of 2019. That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Three months ended June 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 3,925,515	$ 41,448	4.22%	$ 2,216,935	$ 29,737	5.37%
Leases - bank qualified*	9,217	162	7.03%	15,446	268	6.94%
Investment securities-taxable	1,334,368	10,188	3.05%	1,443,671	11,634	3.22%
Investment securities-nontaxable*	4,402	35	3.18%	6,610	54	3.27%
Interest earning deposits at Federal Reserve Bank	426,174	107	0.10%	420,153	2,455	2.34%
Net interest earning assets	5,699,676	51,940	3.65%	4,102,815	44,148	4.30%

Allowance for credit losses	(14,822)			(9,963)
Assets held-for-sale from discontinued operations	130,530	1,094	3.35%	154,057	1,659	4.31%
Other assets	228,443			283,036
	$ 6,043,827			$ 4,529,945

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 5,140,167	$ 1,390	0.11%	$ 3,847,623	$ 8,783	0.91%
Savings and money market	234,201	120	0.20%	26,497	40	0.60%
Total deposits	5,374,368	1,510	0.11%	3,874,120	8,823	0.91%

Short-term borrowings	16,428	15	0.37%	80,242	526	2.62%
Repurchase agreements	41	-	0.00%	92	-	0.00%
Subordinated debt	13,401	128	3.82%	13,401	192	5.73%
Total deposits and liabilities	5,404,238	1,653	0.12%	3,967,855	9,541	0.96%

Other liabilities	123,997			115,634
Total liabilities	5,528,235			4,083,489

Shareholders' equity	515,592			446,456
	$ 6,043,827			$ 4,529,945

Net interest income on tax equivalent basis *		$ 51,381			$ 36,266

Tax equivalent adjustment		41			68

Net interest income		$ 51,340			$ 36,198

Net interest margin *			3.53%			3.41%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.
** Includes loans held-for-sale.

For the second quarter of 2020, average interest earning assets increased to $5.70 billion, an increase of $1.60 billion, or 38.9%, from $4.10 billion in the second quarter of 2019. The increase reflected increased average balances of loans and leases of $1.70 billion, or 76.3%, and decreased average investment securities of $111.5 million, or 7.7%. For those respective periods, average demand and interest checking deposits increased $1.29 billion, or 33.6%, primarily as a result of deposit growth in prepaid and debit card accounts. The $207.7 million increase in savings and money market between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity group clients which market the accounts.

Provision for Credit Losses. Our provision for credit losses was $922,000 for the second quarter of 2020 compared to $600,000 for the second quarter of 2019.  The allowance for credit losses increased to $14.6 million, or 0.63%, of total loans at June 30, 2020, from $10.2 million, or 0.56%, of total loans at December 31, 2019. We believe that our allowance is adequate to cover expected losses.   For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $20.4 million in the second quarter of 2020 compared to $19.7 million in the second quarter of 2019. The $617,000, or 3.1%, increase between those respective periods primarily reflected the growth of prepaid, debit card and related fees. Net realized and unrealized losses on commercial loans originated for sale increased to $940,000 from $148,000, primarily as a result of unrealized losses relating to the impact of the Coronavirus on loan valuation. Gain or loss on commercial loans originated for securitization is subject to market conditions. Prepaid, debit card and related fees increased $2.8 million, or 17.9%, to $18.7 million for the second quarter of 2020 compared to $15.8 million in second quarter 2019. The increase reflected higher transaction volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $814,000, or 32.3%, to $1.7 million for the second quarter of 2020 compared to $2.5 million in the second quarter of 2019.  The decrease reflected the exit of higher risk ACH customers. Leasing related income decreased $584,000, or 56.9%, to $443,000 for the second quarter of 2020 from $1.0 million for the second quarter of 2019. The decrease reflected the impact of Coronavirus closures of vehicle auctions, related gains for which are recorded in this income category. Other non-interest income decreased $17,000, or 3.4%, to $478,000 for the second quarter of 2020 from $495,000 in the second quarter of 2019.

Non-Interest Expense. Total non-interest expense was $42.6 million for the second quarter of 2020, an increase of $3.1 million, or 7.8%, compared to $39.5 million for the second quarter of 2019. Increases in salaries, legal and FDIC insurance were partially offset by decreases in lease termination, consulting and other expense. Salaries and employee benefits increased to $25.5 million for the second quarter of 2020, an increase of $3.7 million, or 16.8%, from $21.8 million for the second quarter of 2019. Higher salary expense in 2020 reflected higher incentive compensation expense and higher business development, compliance, risk management and IT expense, primarily related to the payments business. Depreciation and amortization decreased $138,000, or 14.3%, to $828,000 in the second quarter of 2020 from $966,000 in the second quarter of 2019 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $48,000, or 3.3%, to $1.4 million in the second quarter of 2020 from $1.4 million in the second quarter of 2019. Data processing decreased by $46,000, or 3.8%, to $1.2 million in the second quarter of 2020 from $1.2 million in the second quarter of 2019. Printing and supplies decreased $34,000, or 16.8%, to $168,000 in the second quarter of 2020 from $202,000 in the second quarter of 2019. Audit expense increased $11,000, or 2.8%, to $407,000 in the second quarter of 2020 from $396,000 in the second quarter of 2019. Legal expense increased $695,000, or 45.3%, to $2.2 million in the second quarter of 2020 from $1.5 million in the second quarter of 2019, reflecting costs associated with two fact-finding inquiries by the SEC as described in Note 13 to the financial statements. Amortization of intangible assets decreased by $236,000, or 61.6%, to $147,000 in the second quarter of 2020 from $383,000 in the second quarter of 2019. The reduction reflected the full amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. FDIC insurance expense increased $823,000, or 39.3%, to $2.9 million for the second quarter of 2020 from $2.1 million in the second quarter of 2019 primarily due to an increase in average liabilities, against which insurance rates are applied. Software expense increased $326,000, or 10.7%, to $3.4 million in the second quarter of 2020 from $3.1 million in the second quarter of 2019, reflecting expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements. Insurance expense increased $78,000, or 12.6%, to $695,000 in the second quarter of 2020 compared to $617,000 in the second quarter of 2019, reflecting higher rates and higher coverage limits. Telecom and IT network communications increased $84,000, or 26.4%, to $402,000 in the second quarter of 2020 from $318,000 in the second quarter of 2019. The increase reflected migration to a new fiber optic network to improve performance and efficiency. Consulting decreased $661,000, or 65.6%, to $346,000 in the second quarter of 2020 from $1.0 million in the second quarter of 2019 reflecting decreased BSA and other regulatory compliance consulting. Lease termination expense decreased $908,000, or 100.0%, to $0 in the secnd quarter of 2020 from $908,000 in the second quarter of 2019. Other non-interest expense decreased $511,000, or 14.4%, to $3.0 million in the second quarter of 2020 from $3.5 million in the second quarter of 2019. The $511,000 decrease reflected a decrease of $700,000 in travel expenses, partially offset by increases in other categories.

Income Taxes. Income tax expense for continuing operations was $6.8 million for the second quarter of 2020 compared to $3.6 million in the second quarter of 2019. A 25.1% effective tax rate in 2020 and a 25.2% effective tax rate in 2019 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

First six months 2020 to first six months 2019

Net Income: Income from continuing operations before income taxes was $44.6 million in the first six months of 2020 compared to $37.6 million in the first six months of 2019. Net income from continuing operations for the first six months of 2020 was $33.4 million, or $0.58 per diluted share, compared to $28.0 million, or $0.49 per diluted share, for the first six months of 2019. Net income from continuing operations increased between those respective periods primarily as a result of the $24.6 million increase in net interest income. That increase was partially offset by a $13.1 million decrease in non-interest income, a $2.3 million increase in non-interest expense, and a $2.2 million increase in the provision for credit losses. After discontinued operations, net income for the first six months of 2020 amounted to $32.7 million, compared to $29.3 million for the first six months of 2019. Net interest income increased 35.9% to $93.2 million for the first six months of 2020, compared to $68.5 million for the first six months of 2019 primarily as a result of higher loan balances and lower interest expense, which reflected the Federal Reserve’s rate decreases. The provision for credit losses increased $2.2 million to $4.5 million in the first six months of 2020 compared to $2.3 million in the first six months of 2019, reflecting higher leasing provisions. Non-interest income decreased $13.1 million, from $50.1 million to $37.0 million between those respective periods primarily as a result of a $16.7 million change in net realized and unrealized gains (losses) on commercial loans originated for sale. In 2019 the vast majority of the $10.6 million gain, was realized upon closing a securitization, while the $6.1 million 2020 unrealized loss resulted from fair value adjustments to our portfolio of commercial loans held-for-sale. That portfolio is primarily comprised of multifamily loans. Non-interest expense increased $2.3 million between the periods. Diluted income per share was $0.57 for the first six months of 2020 compared to diluted income per share of $0.51 for the first six months of 2019.

Net Interest Income: Our net interest income for the first six months of 2020 increased to $93.2 million, an increase of $24.6 million, or 35.9%, from $68.5 million in the first six months of 2019. Our interest income for the first six months of 2020 increased to $103.4 million, an increase of $15.7 million, or 17.9%, from $87.7 million for the first six months of 2019. The increase in interest income resulted primarily from higher balances of loans, in particular commercial loans generated for securitization. Our average loans and leases increased $1.35 billion, or 59.6%, to $3.60 billion for the first six months of 2020 from $2.26 billion for the first six months of 2019, while related interest income increased $20.4 million on a tax equivalent basis. The increase in average loans primarily reflected growth in commercial loans generated for securitization and SBLOC, IBLOC and SBA loans. Our average investment securities were $1.37 billion for the first six months of 2020 and $1.38 billion for the first six months of 2019, while related interest income decreased $1.5 million on a tax equivalent basis primarily as a result of lower yields. Yields on both loans and investment securities decreased as a result of the impact of the Federal Reserve’s 2020 and 2019 rate decreases on variable rate obligationss, partially offset by the floors on the commercial loans originated for securitization. While interest income increased by the aforementioned $15.7 million, interest expense decreased by $8.9 million as deposits also repriced to the lower rate environment.

Our net interest margin (calculated by dividing net interest income by average interest earning assets) remained constant at 3.43% in the first six months of 2020 and in the first six months of 2019. While the yield on interest earning assets decreased 52 basis points, the cost of deposits and interest bearing liabilities decreased 57 basis points, or a net change of 5 basis points. In the first six months of 2020, the average yield on our loans decreased to 4.49% from 5.34% for the first six months of 2019, a decrease of 85 basis points. Yields on taxable investment securities were lower at 3.03% compared to 3.23%, a decrease of 20 basis points. The interest cost of total deposits and interest bearing liabilities decreased 57 basis points to 0.40% for the first six months 2020 compared to 0.97% for the first six months of 2019. Average interest earning deposits at the Federal Reserve Bank increased $38.4 million, or 9.1%, to $460.0 million in the first six months of 2020 from $421.6 million in the first six months of 2019. That difference reflected a minimal percentage of total deposits, and resulted primarily from daily fluctuations in deposits and loans.

Average Daily Balances. The following table presents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated:

	Six months ended June 30,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans net of unearned fees and costs **	$ 3,593,921	$ 80,607	4.49%	$ 2,241,746	$ 59,898	5.34%
Leases - bank qualified*	10,096	362	7.17%	16,613	695	8.37%
Investment securities-taxable	1,364,956	20,683	3.03%	1,374,019	22,164	3.23%
Investment securities-nontaxable*	4,788	75	3.13%	7,075	114	3.22%
Interest earning deposits at Federal Reserve Bank	460,025	1,730	0.75%	421,580	4,957	2.35%
Net interest earning assets	5,433,786	103,457	3.81%	4,061,033	87,828	4.33%

Allowance for credit losses	(12,532)			(9,305)
Assets held-for-sale from discontinued operations	133,903	2,368	3.54%	163,874	3,684	4.50%
Other assets	233,088			272,922
	$ 5,788,245			$ 4,488,524

Liabilities and shareholders' equity:
Deposits:
Demand and interest checking	$ 4,746,928	$ 8,085	0.34%	$ 3,838,868	$ 17,616	0.92%
Savings and money market	203,888	170	0.17%	28,931	77	0.53%
Time	159,752	1,483	1.86%	-	-	-
Total deposits	5,110,568	9,738	0.38%	3,867,799	17,693	0.91%

Short-term borrowings	36,620	180	0.98%	77,330	1,029	2.66%
Repurchase agreements	57	-	0.00%	91	-	0.00%
Subordinated debt	13,401	290	4.33%	13,401	387	5.78%
Total deposits and liabilities	5,160,646	10,208	0.40%	3,958,621	19,109	0.97%

Other liabilities	118,811			97,449
Total liabilities	5,279,457			4,056,070

Shareholders' equity	508,788			432,454
	$ 5,788,245			$ 4,488,524

Net interest income on tax equivalent basis *		$ 95,617			$ 72,403

Tax equivalent adjustment		92			170

Net interest income		$ 95,525			$ 72,233

Net interest margin *			3.43%			3.43%

* Full taxable equivalent basis, using 21% respective statutory Federal tax rates in 2020 and 2019.
** Includes loans held-for-sale.

For the first six months of 2020, average interest earning assets increased to $5.43 billion, an increase of $1.37 billion, or 33.8%, from $4.06 billion in the first six months of 2019. The increase reflected increased average balances of loans and leases of $1.35 billion, or 59.6%, and an increase in interest earning deposits at the Federal Reserve Bank of $38.4 million, or 9.1%. Average demand and interest checking deposits increased $908.1 million, or 23.7%, primarily as a result of deposit growth in prepaid and debit card accounts. The $175.0 million increase in savings and money market between these respective periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The interest expense shown for demand and interest checking is primarily comprised of interest paid to our affinity third parties which market the accounts.

Provision for Credit Losses. Our provision for credit losses increased $2.2 million to $4.5 million for the first six months of 2020 compared to $2.3 million for the first six months of 2019.  The majority of the increase reflected higher provisions for leasing, which reflected higher leasing charge-offs in 2020. The provision also included $849,000 resulting from a qualitative input we included in our CECL methodology which, in first quarter 2020, recognized future potential impact on loan performance from the Coronavirus. See “Recent Developments” for additional impacts of the Coronavirus on our financial performance. At June 30, 2020, our allowance for credit losses amounted to $14.6 million, or 0.63%, of total loans compared to $10.2 million, or 0.56% of total loans at December 31, 2019. For more information about our provision and allowance for credit losses and our loss experience, see “Financial Condition-Allowance for credit losses”, “-Net charge-offs,” and “-Non-performing loans, loans 90 days delinquent and still accruing, and troubled debt restructurings,” below and Note 6 to the financial statements.

Non-Interest Income. Non-interest income was $37.0 million in the first six months of 2020 compared to $50.1 million in the first six months of 2019. The $13.1 million, or 26.2%, reduction resulted primarily from the $16.7 million change in net realized and unrealized gains (losses) on commercial loans originated for sale. which was partially offset by a $5.2 million increase in prepaid and debit card and related fees. Prepaid and debit card and related fees increased $5.2 million, or 16.3%, to $37.2 million for the first six months of 2020 from $32.0 million for the first six months of 2019. The increase reflected higher transactional volume. Related fees in this category include income related to the use of cash in ATMs for prepaid payroll cardholders. ACH, card and other payment processing fees decreased $1.3 million, or 26.3%, to $3.6 million for the first six months of 2020 compared to $4.8 million for the first six months of 2019. The decrease resulted from the exit of higher risk ACH customers. Net realized and unrealized gains (losses) on commercial loans originated for sale reflected a loss of $6.1 million in the first six months of 2020 compared to a gain of $10.6 million in the comparable prior year period. In 2019 the vast majority of the $10.6 million gain, was realized upon the closing of a securitization, while the $6.1 million 2020 unrealized loss resulted from fair value adjustments to our portfolio of commercial loans held-for-sale. That portfolio is primarily comprised of multifamily loans. Gain or loss on commercial loans originated for securitization is subject to market conditions. Leasing related income decreased $446,000, or 25.9%, to $1.3 million for the first six months of 2020 from $1.7 million for the first six months of 2019. The decrease reflected the impact of Coronavirus closures of vehicle auctions, related gains for which are recorded in this income category. Service fees on deposit accounts decreased $46,000, or 75.4%, to $15,000 for the first six months of 2020 from $61,000 for the first six months of 2019. Other non-interest income increased $160,000, or 18.0%, to $1.0 million in the first six months of 2020 from $889,000 in the first six months of 2019.

Non-Interest Expense. Total non-interest expense was $81.0 million for the first six months of 2020, an increase of $2.3 million, or 2.9%, from $78.7 million for the first six months of 2019. Salaries and employee benefits expense increased to $48.2 million, an increase of $2.6 million, or 5.6%, from $45.7 million for the first six months of 2019. Higher salary expense in 2020 reflected higher incentive compensation expense and higher business development, compliance, risk management and IT expense, primarily related to the payments business. Depreciation and amortization decreased $268,000, or 13.8%, to $1.7 million in the first six months of 2020 from $1.9 million in the first six months of 2019 which reflected reduced spending on fixed assets and equipment. Rent and occupancy decreased $57,000, or 2.0%, to $2.8 million in the first six months of 2020 from $2.9 million in the first six months of 2019. Data processing expense decreased $146,000, or 5.9%, to $2.3 million in the first six months of 2020 from $2.5 million in the first six months of 2019. Printing and supplies decreased $16,000, or 4.7%, to $326,000 in the first six months of 2020 from $342,000 in the first six months of 2019. Audit expense decreased $55,000, or 6.4%, to $808,000 in the first six months of 2020 from $863,000 in the first six months of 2019 which reflected decreased regulatory and tax compliance audit fees. Legal expense increased $284,000, or 9.9%, to $3.1 million for the first six months of 2020 from $2.9 million in the first six months of 2019, reflecting costs associated with two fact-finding inquiries by the SEC as described in Note 13 to the financial statements. Amortization of intangible assets decreased $472,000, or 61.6%, to $294,000 for the first six months of 2020 from $766,000 for the first six months of 2019. The reduction reflected the full amortization of our customer list intangible for the Stored Value Solutions purchase from Marshall Bankfirst. FDIC insurance expense increased $1.5 million, or 36.9%, to $5.5 million for the first six months of 2020 from $4.0 million in the first six months of 2019, primarily due to an increase in average liabilities, against which insurance rates are applied. Software expense increased $882,000, or 14.7%, to $6.9 million in the first six months of 2020 from $6.0 million in the first six months of 2019 which reflected increased expenditures for information technology infrastructure to improve efficiency and scalability, including BSA software required to satisfy regulatory requirements. Insurance expense increased $107,000, or 8.8%, to $1.3 million in the first six months of 2020 from $1.2 million in the first six months of 2019, reflecting higher rates and higher coverage limits. Telecom and IT network communications expense increased $151,000, or 23.5%, to $794,000 in the first six months of 2020 from $643,000 in the first six months of 2019. The increase reflected migration to a new fiber optic network to improve performance and efficiency. Consulting expense decreased $1.0 million, or 63.4%, to $601,000 in the first six months of 2020 from $1.6 million in the first six months of 2019, reflecting decreased BSA and other regulatory consulting. Lease termination expense decreased $908,000, or 100.0%, to $0 in the first six months of 2020 from $908,000 in the first six months of 2019. Other non-interest expense decreased $221,000, or 3.4%, to $6.3 million in the first six months of 2020 from $6.5 million in the first six months of 2019 reflecting decreased travel expense.

Income Taxes. Income tax expense for continuing operations was $11.1 million for the first six months of 2020 compared to $9.6 million in the first six months of 2019. A 25.0% effective tax rate in 2020 and a 25.5% effective tax rate in 2019 primarily reflected a 21% federal tax rate and the impact of various state income taxes.

Liquidity and Capital Resources

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs and otherwise operate on an ongoing basis. We invest the funds we do not need for daily operations primarily in overnight federal funds or in our interest-bearing account at the Federal Reserve.

Our primary source of funding has been deposits. Interest-bearing balances at the Federal Reserve Bank, maintained on an overnight basis, averaged $426.2 million for the second quarter of 2020, compared to the prior year second quarter average of $420.2 million. Average deposits in second quarter 2020 increased by $1.50 billion, or 38.7%, to $5.37 billion. An increase in average savings and money market accounts of $207.7 million between those periods reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers.

Investment securities available-for-sale provide a primary source of balance sheet liquidity. In excess of $750 million of our investments are issued by U.S. government agencies and are accordingly highly liquid, and may be pledged as collateral for our FHLB line of credit. Loan repayments, also a source of funds, were exceeded by new loan disbursements during the first six months of 2020. As a result, loans outstanding at June 30, 2020 totaled $2.32 billion, compared to $1.82 billion at December 31, 2019, an increase of $498.5 million. Over that period, commercial loans held-for-sale increased $627.1 million to $1.81 billion primarily as a result of growth in the commercial real estate loans which were originated for sale into securitizations. In 2019 and previous years, we have sold loans into securitizations at six month intervals. Such sales create an additional source of liquidity. However, we cannot provide any assurances that future securitizations will occur, as their execution, or at least timing, is dependent on market conditions. The planned sale of a portion of the $1.81 billion of commercial loans held-for-sale was not consummated by the purchaser in April 2020. If these loans are not sold, they will be retained on the balance sheet as interest-earning assets.

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

While consumer transaction accounts including prepaid accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLB and the Federal Reserve. As of June 30, 2020, we had a line of credit with the Federal Reserve which exceeded one billion dollars, which may be collateralized by various types of loans and securities, but which we generally have not used. To mitigate the impact of the Coronavirus, the Federal Reserve has encouraged banks to utilize their lines to maximize the amount of funding available for credit markets. Accordingly, the Bank has borrowed on its line on an overnight basis and may do so in the future. The amount of loans pledged varies and the collateral may be unpledged at any time to the extent the collateral exceeds advances. We may access our line of credit with the FHLB after pledging U.S. government agency securities, which is permitted at any time, to allow daily access to the line. As of June 30, 2020, we had eligible securities which would result in approximately $750 million of availability. As of June 30, 2020, we had no amount outstanding on the Federal Reserve line or on our FHLB line. We expect to continue to maintain our facilities with the FHLB and Federal Reserve. We actively monitor our positions and contingent funding sources daily.

As a holding company conducting substantially all of our business through our subsidiaries, our need for liquidity consists principally of cash needed to make required interest payments on our trust preferred securities and our sources of liquidity primarily come in the form of dividends from the Bank to the holding company.  As of June 30, 2020, we had cash reserves of approximately $13.3 million at the holding company. Current quarterly interest payments on the $13.4 million of trust preferred securities are approximately $135,000 based on a floating rate of 3.25% over LIBOR.

Included in our cash and cash-equivalents at June 30, 2020 were $475.6 million of interest earning deposits which primarily consisted of deposits with the Federal Reserve.

Net redemptions of investment securities for the six months ended June 30, 2020 were $91.8 million compared to net purchases of $66.3 million for the prior year period. We had outstanding commitments to fund loans, including unused lines of credit, of $2.28 billion and $2.34 billion as of June 30, 2020 and December 31, 2019, respectively. The majority of our commitments are variable rate and originate with security backed lines of credit. Such commitments are normally based on the full amount of collateral in a customer’s investment account. However, such commitments have historically been drawn at only a fraction of the total commitment. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

We must comply with capital adequacy guidelines issued by the FDIC. A bank must, in general, have a Tier 1 leverage ratio of 5.00%, a ratio of Tier I capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0% and a ratio of common equity tier 1 to risk weighted assets of 6.5% to be considered “well capitalized.” The Tier I leverage ratio is the ratio of Tier 1 capital to average assets for the period. “Tier I capital” includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. At June 30, 2020, we were “well capitalized” under banking regulations.

The following table sets forth our regulatory capital amounts and ratios for the periods indicated:

	Tier 1 capital	Tier 1 capital	Total capital	Common equity
	to average	to risk-weighted	to risk-weighted	tier 1 to risk
	assets ratio	assets ratio	assets ratio	weighted assets

As of June 30, 2020
The Bancorp, Inc.	8.48%	14.84%	15.27%	14.84%
The Bancorp Bank	8.34%	14.56%	14.98%	14.56%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

As of December 31, 2019
The Bancorp, Inc.	9.63%	19.04%	19.45%	19.04%
The Bancorp Bank	9.46%	18.71%	19.11%	18.71%
"Well capitalized" institution (under FDIC regulations-Basel III)	5.00%	8.00%	10.00%	6.50%

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

The following table sets forth the estimated maturity or repricing structure of our interest earning assets and interest bearing liabilities at June 30, 2020. Except as stated below, the amounts of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of each asset or liability. The majority of demand and interest bearing demand deposits and savings deposits are assumed to be “core” deposits, or deposits that will generally remain with us regardless of market interest rates. We estimate the repricing characteristics of these deposits based on historical performance, past experience, judgmental predictions and other deposit behavior assumptions. However, we may choose not to reprice liabilities proportionally to changes in market interest rates for competitive or other reasons. Additionally, although non-interest bearing demand accounts are not paid interest, we estimate certain of the balances will reprice as a result of the contractual fees that are paid to the affinity groups which are based upon a rate index, and therefore are included in interest expense. We have adjusted the demand and interest checking balances in the table downward, to better reflect the impact of their partial adjustment to changes in rates. Loans and security balances, which adjust more fully to market rate changes, are based upon actual balances. The vast majority of loans at their interest rates floors are included in commercial loans held-for-sale and totaled approximately $1.50 billion at June 30, 2020. However, these loans are held-for-sale and, depending on whether and when they are sold, would significantly impact the gap analysis and rate sensitivity. The table does not assume any prepayment of fixed-rate loans and mortgage-backed securities are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. The table does not necessarily indicate the impact of general interest rate movements on our net interest income because the repricing and related behavior of certain categories of assets and liabilities is beyond our control as, for example, prepayments of loans and withdrawal of deposits. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different rate levels.

	1-90	91-364	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
	(dollars in thousands)
Interest earning assets:
Commercial loans held-for-sale	$ 1,666,384	$ 19,821	$ 29,089	$ 7,646	$ 84,690
Loans net of deferred loan costs	1,751,397	82,665	232,126	225,354	31,195
Investment securities	569,190	94,326	217,173	245,243	198,515
Interest earning deposits	475,627	-	-	-	-
Total interest earning assets	4,462,598	196,812	478,388	478,243	314,400

Interest bearing liabilities:
Demand and interest checking	3,326,578	51,018	51,018	-	-
Savings and money market	113,865	227,728	113,865	-	-
Securities sold under agreements to repurchase	42	-	-	-	-
Subordinated debentures	13,401	-	-	-	-
Total interest bearing liabilities	3,453,886	278,746	164,883	-	-
Gap	$ 1,008,712	$ (81,934)	$ 313,505	$ 478,243	$ 314,400
Cumulative gap	$ 1,008,712	$ 926,778	$ 1,240,283	$ 1,718,526	$ 2,032,926
Gap to assets ratio	16%	-1%	5%	8%	5%
Cumulative gap to assets ratio	16%	15%	20%	28%	33%

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

Financial Condition

General. Our total assets at June 30, 2020 were $6.21 billion, of which our total loans were $2.32 billion and our commercial loans held-for-sale were $1.81 billion. At December 31, 2019, our total assets were $5.66 billion, of which our total loans were $1.82 billion and our commercial loans held-for-sale were $1.18 billion. The increase in assets reflected growth in loans and commercial loans held-for-sale, funded by growth in demand and interest checking and savings and money market deposits. The change in assets also reflects variability in daily deposit balances and higher equity resulting from earnings and unrealized securities gains.

Interest earning deposits and federal funds sold. At June 30, 2020, we had a total of $475.6 million of interest earning deposits compared to $924.5 million at December 31, 2019, a decrease of $448.9 million, or 48.6%. These deposits were comprised primarily of balances at the Federal Reserve, and were generally reduced to fund the aforementioned loan growth.

Investment portfolio. For detailed information on the composition and maturity distribution of our investment portfolio, see Note 5 to the Financial Statements. Total investment securities decreased to $1.32 billion at June 30, 2020, a decrease of $80.6 million, or 5.7%, from December 31, 2019. The decrease reflected prepayments on mortgage backed-securities. In March 2020, the Company transferred the four securities comprising its held-to-maturity securities portfolio to available-for-sale. The interest rates for these securities utilize LIBOR as a benchmark and were permitted to be transferred by a provision of ASU 2020-04, to maximize management and accounting flexibility as a result of the future phase-out of LIBOR.

The four securities transferred to available-for-sale had book value and fair values as of June 30, 2020: a trust preferred unrated security issued by an insurance company with a book value of $10.0 million and a fair value of $6.2 million; and three securities supported by diversified portfolios of corporate securities with a book value of $75.1 million and a fair value of $75.6 million.

Under the accounting guidance related to CECL, changes in fair value of securities unrelated to credit losses, continue to be recognized through equity. However, credit-related losses are recognized through an allowance, rather than through a reduction in the amortized cost of the security. The guidance for the new CECL allowance includes a provision for the reversal of credit impairments in future periods based on improvements in credit, which was not included in previous guidance. Generally, a security’s credit-related loss is the difference between its amortized cost basis and the best estimate of its expected future cash flows discounted at the security’s effective yield. That difference is recognized through the income statement, as with prior guidance, but is renamed a provision for credit loss. For the six months ended June 30, 2020 and 2019, we recognized no credit-related losses on our portfolio.

Investments in Federal Home Loan and Atlantic Central Bankers Bank stock are recorded at cost and amounted to $1.4 million at June 30, 2020, compared to $5.3 million at December 31, 2019. Federal Home Loan Bank stock purchases are required in order to borrow from the Federal Home Loan Bank. The decline in stock holdings at June 30, 2020 resulted from a reduction in borrowings from the FHLB during the quarter. Both the FHLB and Atlantic Central Bankers Bank require its correspondent banking institutions to hold stock as a condition of membership.

At June 30, 2020 and December 31, 2019 no investment securities were encumbered through pledging.

As of June 30, 2020 the principal balance of the security we owned issued by CRE-1 was $8.1 million. Repayment is expected from the workout or disposition of commercial real estate collateral, all proceeds of which will first repay our $8.1 million balance. The collateral consists of a hotel in a high-density populated area in a northeastern major metropolitan area. The hotel was valued at over $40 million, based upon a 2016 appraisal. As of June 30, 2020 the principal balance of the security we owned issued by CRE-2 was $12.6 million. Repayment is expected from the workout or disposition of commercial real estate collateral, after repayment of more senior tranches. Our $12.6 million security has 24% excess credit support; thus, losses of 24% of remaining security balances would have to be incurred, prior to any loss on our security. Additionally, the commercial real estate collateral was appraised in 2017 at approximately $178.5 million, versus remaining principal to be repaid on all securities, of approximately $130.2 million. The excess of the appraised amount over the remaining principal to be repaid on all securities further reduces credit risk, in addition to the 24% credit support within the securitization structure.

Commercial loans held-for-sale. Commercial loans held-for-sale are comprised of commercial real estate loans and SBA loans originated for sale or securitization in the secondary market. The fair value of commercial real estate loans and the SBA loans originated for sale is based on purchase commitments, quoted prices for the same or similar loans or fair market valuations based on other market information on a pooled basis. Commercial loans held-for-sale increased to $1.81 billion at June 30, 2020 from $1.18 billion at December 31, 2019. The increase reflected the failure of a purchaser to consummate a planned purchase of approximately $825 million of CRE loans scheduled for April 2020. If not sold, these loans will be held on the balance sheet as interest-earning assets.

Loan portfolio. Total loans increased to $2.32 billion at June 30, 2020 from $1.82 billion at December 31, 2019.

The following table summarizes our loan portfolio, excluding loans held-for-sale, by loan category for the periods indicated (in thousands):

	June 30,	December 31,
	2020	2019

SBL non-real estate	$ 293,692	$ 84,579
SBL commercial mortgage	259,020	218,110
SBL construction	33,193	45,310
Small business loans *	585,905	347,999
Direct lease financing	422,505	434,460
SBLOC / IBLOC **	1,287,350	1,024,420
Advisor financing ***	15,529	-
Other specialty lending	2,706	3,055
Other consumer loans ****	4,003	4,554
	2,317,998	1,814,488
Unamortized loan fees and costs	4,739	9,757
Total loans, net of unamortized loan fees and costs	$ 2,322,737	$ 1,824,245

	June 30,	December 31,
	2020	2019

SBL loans, including deferred fees and costs of ($1,970) and $4,215
for June 30, 2020 and December 31, 2019, respectively	$ 583,935	$ 352,214
SBL loans included in held-for-sale	225,401	220,358
Total small business loans	$ 809,336	$ 572,572

* The preceding table shows small business loans, or SBL, and SBL held-for-sale at the dates indicated (in thousands). While the majority of SBL are comprised of SBA loans, SBL also includes $22.4 million of non-SBA loans as of June 30, 2020 and $17.0 million at December 31, 2019. Included in SBL are $207.9 million of short term Paycheck Protection loans.

** Securities Backed Lines of Credit, or SBLOC, are collateralized by marketable securities, while Insurance Backed Lines of Credit, or IBLOC, are collateralized by the cash surrender value of insurance policies. At June 30, 2020 and December 31, 2019, respectively, IBLOC loans amounted to $284.3 million and $144.6 million.

*** In 2020, the Company began originating loans to investment advisors for purposes of debt refinance, acquisition of another firm or internal succession. Maximum loan amounts are subject to loan-to-value ratios of 70%, based on third party business appraisals, but may be increased depending upon the debt service coverage ratio. Personal guarantees and blanket business liens are obtained as appropriate.

**** Included in the table above under other consumer loans are demand deposit overdrafts reclassified as loan balances totaling $361,000 and $882,000 at June 30, 2020 and December 31, 2019, respectively. Estimated overdraft charge-offs and recoveries are reflected in the allowance for credit losses.

The following table summarizes our small business loan portfolio, including loans held-for-sale, by loan category as of June 30, 2020 (in thousands):

Loan principal
U.S. government guaranteed portion of SBA loans (a)	$ 306,360
Paycheck Protection Program Loans (PPP) (a)	207,891
Commercial mortgage SBA (b)	164,195
Construction SBA (c)	15,684
Unguaranteed portion of U.S. government guaranteed loans (d)	89,269
Non-SBA small business loans (e)	22,397
Total principal	$ 805,796
Fair value adjustment (f)	5,510
Unamortized fees	(1,970)
Total small business loans	$ 809,336

(a)This is the portion of SBA 7a loans (7a) and PPP which have been guaranteed by the U.S. government, and therefore are assumed to have no credit risk.

(b)Substantially all of these loans are made under the SBA 504 Fixed Asset Financing program (504) which dictates origination date loan-to-value percentages (LTV), generally 50-60%, to which the bank adheres.

(c)Of the $16 million Construction SBA loans, $12 million are 504 first mortgages with an origination date loan-to-value of 50-60% and $4 million are SBA interim loans with an approved SBA post-construction full takeout/payoff.

(d)The $89 million represents the unguaranteed portion of 7a loans which are 70% or more guaranteed by the U.S. government. 7a loans are not made on the basis of real estate LTV; however, they are subject to SBA's "All Available Collateral" rule which mandates that to the extent a borrower or its 20% or greater principals have available collateral (including personal residences), the collateral must be pledged to fully collateralize the loan, after applying SBA-determined liquidation rates. In addition, all 7a and 504 loans require the personal guaranty of all 20% or greater owners.

(e)Of the $22 million in non-SBA loans, $3 million are bridge loans with permanent lender takeout commitments, $2 million is a secured conventional loan with an 80% origination date LTV and $17 million consist of approximately 20 conventional coffee/doughnut/carryout franchisee note purchases. The majority of purchased notes were made to multi-unit operators and are considered seasoned and have performed as agreed. A $2 million guaranty by the seller, for an 11% first loss piece, is in place until August 2021.

(f)The fair value adjustment applies to the U.S. government guaranteed portion of SBA loans.

Additionally, the recently passed CARES Act of 2020 has provided significant support for SBA loans including funding intended to provide six months of interest payments on SBA loans, as well as other accommodations to provide for the payment of payroll and other operating expenses.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by loan type as of June 30, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Hotels	$ 68,110	$ 6,956	$ 3	$ 75,069	26%
Professional services offices	21,626	491	2,045	24,162	8%
Full-service restaurants	14,710	874	5,395	20,979	7%
Child day care and youth services	15,402	175	880	16,457	6%
Bakeries	4,383	-	11,822	16,205	6%
Fitness/rec centers and instruction	8,420	-	3,933	12,353	4%
General warehousing and storage	10,788	-	-	10,788	4%
Limited-service restaurants and catering	6,744	-	3,919	10,663	4%
Elderly assisted living facilities	1,633	6,867	2,159	10,659	4%
Amusement and recreation industries	4,634	1,398	770	6,802	2%
Car washes	3,432	2,912	-	6,344	2%
Funeral homes	4,793	-	-	4,793	2%
New and used car dealers	3,904	-	-	3,904	1%
Automotive servicing	2,505	-	706	3,211	1%
Other	45,683	282	23,191	69,156	23%
	$ 216,767	$ 19,955	$ 54,823	$ 291,545	100%

* Substantially all are SBA loans with 50-60% loan-to-value ratios at their origination.

The following table summarizes our small business loan portfolio, excluding the government guaranteed portion of SBA 7a and PPP loans, by state as of June 30, 2020 (in thousands):

	SBL commercial mortgage*	SBL construction*	SBL non-real estate	Total	% Total
Florida	$ 33,341	$ 6,867	$ 6,874	$ 47,082	16%
California	34,437	2,030	5,392	41,859	14%
Pennsylvania	29,619	-	3,583	33,202	11%
Illinois	27,584	175	4,179	31,938	11%
North Carolina	24,058	1,398	2,659	28,115	10%
Texas	11,211	-	5,248	16,459	6%
New York	9,811	1,075	4,571	15,457	5%
Tennessee	6,832	5,882	800	13,514	5%
New Jersey	2,270	1,473	7,372	11,115	4%
Virginia	7,746	774	1,758	10,278	4%
Georgia	4,979	-	1,673	6,652	2%
Michigan	3,177	-	1,254	4,431	2%
Colorado	2,056	-	1,474	3,530	1%
Ohio	3,052	-	365	3,417	1%
Other states	16,594	281	7,621	24,496	8%
	$ 216,767	$ 19,955	$ 54,823	$ 291,545	100%

* Substantially all are SBA loans with 50-60% loan-to-value ratios at their origination.

The following table summarizes the 10 largest loans in our small business loan portfolio, including loans held-for-sale, as of June 30, 2020 (in thousands):

Type*	State	SBL commercial mortgage*	SBL construction*	Total
Professional services office	CA	$ 8,971	$ -	$ 8,971
Hotel	FL	8,729	-	8,729
General warehouse	PA	7,502	-	7,502
Hotel	NC	5,774	-	5,774
Assisted living facility	FL	-	4,942	4,942
Hotel	NC	4,747	-	4,747
Fitness and rec center	PA	4,510	-	4,510
Hotel	PA	4,172	-	4,172
Hotel	TN	-	3,733	3,733
Gas Station	VA	3,678	-	3,678
		$ 48,083	$ 8,675	$ 56,758

* All of the top 10 loans are SBA and with the rest of the commercial real estate portfolio were originated with an approximate loan-to-value ratio between 50% and 60% at origination.

Commercial real estate loans held-for-sale which were originated for sale or securitization, excluding SBA loans, are as follows including LTV at origination as of June 30, 2020 (dollars in thousands):

	# Loans	Balance	Origination date LTV	Weighted average minimum interest rate
Multifamily (apartments)	181	$ 1,449,875	76%	4.77%
Hospitality (hotels and lodging)*	11	60,401	65%	5.70%
Retail	7	51,810	72%	4.96%
Other	8	24,953	69%	5.20%
	207	$ 1,587,039	75%	4.82%
Fair value adjustment		(4,810)
Total		$ 1,582,229

* Of the total $4.8 million fair value adjustment, $2.0 million was related to hospitality loans.

The following table summarizes our commercial real estate loans held-for-sale which were originated for sale or securitization, excluding SBA loans, by state as of June 30, 2020 (in thousands):

	Balance	Origination date LTV
Texas	$ 406,786	77%
Georgia	233,493	78%
Arizona	121,390	76%
North Carolina	109,223	78%
Nevada	55,999	80%
Alabama	53,838	76%
Other states each <$50 million	606,310	73%
	$ 1,587,039	75%

The following table summarizes our 15 largest commercial real estate loans held-for-sale which were originated for sale or securitization, excluding SBA loans as of June 30, 2020 (in thousands). All of these loans are multi-family loans.

	Balance	Origination date LTV
North Carolina	$ 42,777	78%
Texas	36,740	79%
Texas	35,206	80%
Pennsylvania	31,389	77%
Georgia	30,723	80%
Nevada	28,400	80%
Texas	27,911	75%
Texas	26,663	77%
Arizona	25,658	79%
Mississippi	24,918	79%
Texas	24,480	77%
North Carolina	24,327	77%
Texas	23,950	77%
California	22,957	65%
Georgia	22,909	79%
	$ 429,008	77%

The following table summarizes our institutional banking portfolio by type as of June 30, 2020 (in thousands):

Type	Principal	% of total
Securities backed lines of credit (SBLOC)	$ 1,003,049	77%
Insurance backed lines of credit (IBLOC)	284,301	22%
Advisor financing	15,529	1%
Total	$ 1,302,879	100%

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

The following table summarizes our top 10 SBLOC loans as of June 30, 2020 (in thousands):

Principal amount	% Principal to collateral
$ 32,950	31%
18,750	44%
14,428	23%
11,469	29%
11,400	80%
10,044	49%
9,465	27%
9,183	75%
8,018	22%
7,757	71%
$ 133,464	42%

IBLOC loans are backed by the cash value of life insurance policies which have been assigned to us. We lend up to 100% of such cash value. Our underwriting standards require approval of the insurance companies which carry the policies backing these loans. Currently, seven insurance companies have been approved and, as of January 21, 2020, all were rated Superior (A+ or better) by AM BEST. Moody’s ratings were at least A rated, and ranged from A3 to Aa2.

The following table summarizes our direct lease financing portfolio* by type as of June 30, 2020 (in thousands):

	Principal balance	% Total
Government agencies and public institutions**	$ 77,194	18%
Construction	74,138	18%
Waste management and remediation services	60,642	15%
Retail trade	38,696	9%
Transportation and warehousing	39,215	9%
Real estate, rental and leasing	33,030	8%
Health care and social assistance	25,966	6%
Professional, scientific, and technical services	19,407	5%
Manufacturing	13,562	3%
Wholesale trade	12,940	3%
Educational services	9,675	2%
Arts, entertainment, and recreation	5,162	1%
Other	12,878	3%
	$ 422,505	100%

* Of the total $422.5 million of direct lease financing, $388.0 million consisted of vehicle leases with the remaining balance consisting of equipment leases.

** Includes public universities and school districts.

The following table summarizes our direct lease financing portfolio by state as of June 30, 2020 (in thousands):

	Principal balance	% Total
Florida	$ 99,040	23%
New Jersey	30,147	7%
Pennsylvania	27,132	6%
New York	26,598	6%
North Carolina	25,794	6%
Maryland	24,386	6%
California	21,401	5%
Utah	19,152	5%
Washington	15,909	4%
Georgia	15,305	4%
Connecticut	11,304	3%
Alabama	10,809	3%
Illinois	10,668	3%
Texas	10,011	2%
Missouri	6,922	2%
Other states	67,927	15%
	$ 422,505	100%

Allowance for credit losses. We review the adequacy of our allowance for credit losses on at least a quarterly basis to determine that the provision for credit losses is made in an amount necessary to maintain our allowance at a level that is appropriate, based on management’s estimate of current expected credit losses. Our Chief Credit Officer oversees the loan review department processes and measures the adequacy of the allowance for credit losses independently of loan production officers. For detailed information on the allowance for credit loss methodology, please see Note 6 to the financial statements.

At June 30, 2020, the allowance for credit losses amounted to $14.6 million which represented a $4.4 million increase over the $10.2 million at December 31, 2019. The increase reflected a $2.6 million addition resulting from the implementation of CECL accounting guidance during the first quarter of 2020. The increase also reflected an increased allowance for direct lease financing which experienced higher charge-offs during 2020. Troubled debt restructured loans are individually considered by comparing collateral values with principal outstanding and establishing specific reserves within the allowance. At June 30, 2020, there were 11 troubled debt restructured loans with a balance of $1.7 million which had specific reserves of $510,000. All of these reserves related to the non-guaranteed portion of SBA loans for start-up businesses.

A description of loan review coverage targets is set forth below.

At June 30, 2020, in excess of 50% of the total continuing loan portfolio had been reviewed.  The targeted coverages and scope of the reviews are risk-based and vary according to each portfolio. These thresholds are maintained as follows:

Securities Backed Lines of Credit (SBLOC) – The targeted review threshold for 2020 is 40%, including a sample focusing on the largest 25% of SBLOCs by commitment reviewed quarterly.  A random sample of a minimum of 20 of the remaining loans will be reviewed each quarter. At June 30, 2020, approximately 60% of the SBLOC portfolio had been reviewed.

Insurance Backed Lines of Credit (IBLOC) – The targeted review threshold for 2020 is 40%, including a sample focusing on the largest 25% of IBLOCs by commitment reviewed quarterly.  A random sample of the remaining loans will also be reviewed and a minimum of 20 loans will be reviewed each quarter.  At June 30, 2020, approximately 73% of the IBLOC portfolio had been reviewed.

Small Business Loans – The vast majority of small business loans are comprised of SBA loans. The targeted review threshold for 2020 is 100%, to be reviewed within 90 days of funding, excluding loans which are fully government guaranteed.  The 100% coverage includes loans rated by designated SBA department personnel, with a review threshold for the independent loan review department of loans exceeding $1.07 million and any classified loans. At June 30, 2020, approximately 100% of the small business loan portfolio had been rated and/or reviewed.

Leasing – The targeted review threshold for 2020 is 35%. At June 30, 2020, approximately 53% of the leasing portfolio had been reviewed. The loan balance review threshold is $1.0 million.

CMBS (Floating Rate) – The targeted review threshold for 2020 is 100%. Floating rate loans will be reviewed initially within 90 days of funding and will be monitored on an ongoing basis as to payment status. Subsequent reviews will be performed based on a sampling each quarter. Each floating rate loan will be reviewed if any available extension options are exercised. At June 30, 2020, approximately 100% of the CMBS floating rate loans on the books for more than 90 days had been reviewed.

CMBS (Fixed Rate) – 100% of fixed rate loans that are unable to be readily sold on the secondary market and remain on the Bank's books after nine months will be reviewed at least annually. At June 30, 2020, 100% of the CMBS fixed rate portfolio had been reviewed.

Specialty Lending – Specialty Lending, defined as commercial loans unique in nature that do not fit into other established categories, will have a review coverage threshold of 100% for non-CRA loans. At June 30, 2020, approximately 100% of the non-CRA loans had been reviewed.

Home Equity Lines of Credit or HELOC – The targeted review threshold for 2020 is 50%. Due to the small number and outstanding balances of HELOCs only the largest loans will be subject to review. The remaining loans are monitored and, if necessary, adversely classified under the Uniform Retail Credit Classification and Account Management Policy. At June 30, 2020, approximately 55% of the HELOC portfolio had been reviewed.

The following tables present delinquencies by type of loan as of the dates specified (in thousands):

	June 30, 2020
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 2,376	$ 1,749	$ 347	$ 3,047	$ 7,519	$ 286,173	$ 293,692
SBL commercial mortgage	3,638	311	-	3,007	6,956	252,064	259,020
SBL construction	-	-	-	711	711	32,482	33,193
Direct lease financing	534	534	5	2,879	3,952	418,553	422,505
SBLOC / IBLOC	107	1,054	-	-	1,161	1,286,189	1,287,350
Advisor financing	-	-	-	-	-	15,529	15,529
Other specialty lending	-	-	-	-	-	2,706	2,706
Consumer - other	-	-	-	-	-	761	761
Consumer - home equity	-	-	-	313	313	2,929	3,242
Unamortized loan fees and costs	-	-	-	-	-	4,739	4,739
	$ 6,655	$ 3,648	$ 352	$ 9,957	$ 20,612	$ 2,302,125	$ 2,322,737

	December 31, 2019
	30-59 Days	60-89 Days	90+ Days		Total		Total
	past due	past due	still accruing	Non-accrual	past due	Current	loans
SBL non-real estate	$ 36	$ 125	$ -	$ 3,693	$ 3,854	$ 80,725	$ 84,579
SBL commercial mortgage	-	1,983	-	1,047	3,030	215,080	218,110
SBL construction	-	-	-	711	711	44,599	45,310
Direct lease financing	2,008	2,692	3,264	-	7,964	426,496	434,460
SBLOC / IBLOC	290	75	-	-	365	1,024,055	1,024,420
Other specialty lending	-	-	-	-	-	3,055	3,055
Consumer - other	-	-	-	-	-	1,137	1,137
Consumer - home equity	-	-	-	345	345	3,072	3,417
Unamortized loan fees and costs	-	-	-	-	-	9,757	9,757
	$ 2,334	$ 4,875	$ 3,264	$ 5,796	$ 16,269	$ 1,807,976	$ 1,824,245

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

The following table summarizes select asset quality ratios for each of the periods indicated:

	For the six months ended
	or as of June 30,
	2020	2019

Ratio of the allowance for credit losses to total loans	0.63%	0.64%
Ratio of the allowance for credit losses to non-performing loans *	141.87%	113.14%
Ratio of non-performing assets to total assets *	0.17%	0.19%
Ratio of net charge-offs to average loans	0.07%	0.04%
Ratio of net charge-offs to average loans annualized	0.14%	0.09%

* Includes loans 90 days past due still accruing interest.

NOTE: Because SBLOC and IBLOC loans are respectively collateralized by marketable securities and the cash value of life insurance, management excludes those loans from the ratio of the allowance to total loans in its internal analysis.  Accordingly, the adjusted ratio is 1.4%.

The ratio of the allowance for credit losses to total loans remained relatively constant at 0.63% as of June 30, 2020 and 0.64% at June 30, 2019. While the loan portfolio increased significantly, the largest component of that growth was in SBLOC and IBLOC loans which have not experienced losses and which require minimal allowance coverage in our CECL model. In addition, the implementation of CECL resulted in a $2.6 million addition to the allowance. The direct lease financing allowance component was also increased, reflecting higher charge-offs in 2020. The ratio of the allowance for credit losses to non-performing loans increased to 141.87% at June 30, 2020, from 113.14% at June 30, 2019, primarily as a result of the resulting increase in the allowance for credit losses.  The ratio of non-performing assets to total assets decreased to 0.17% at June 30, 2020, from 0.19% at June 30, 2019, as a result of an increase in total assets.  Net charge-offs to average loans increased to 0.07% for the six months ended June 30, 2020 from 0.04% for the six months ended June 30, 2019. The higher ratio in 2020 resulted from higher charge-offs in 2020, primarily for direct lease financing.

Net charge-offs. Net charge-offs were $2.5 million for the six months ended June 30, 2020, an increase of $1.5 million from net charge-offs of $964,000 during the same period of 2019. The increase in charge-offs in 2020 resulted from primarily from direct lease financing while the other major component of net charge-offs in both years, the non-guaranteed portion of non-real estate SBA loans, increased slightly.

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

	June 30,	December 31,
	2020	2019

Non-accrual loans
SBL non-real estate	$ 3,047	$ 3,693
SBL commercial mortgage	3,007	1,047
SBL construction	711	711
Direct leasing	2,879	-
Consumer	313	345
Total non-accrual loans	9,957	5,796

Loans past due 90 days or more and still accruing	352	3,264
Total non-performing loans	10,309	9,060
Other real estate owned	-	-
Total non-performing assets	$ 10,309	$ 9,060

Loans that were modified as of June 30, 2020 and December 31, 2019 and considered troubled debt restructurings are as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
	Number	Pre-modification recorded investment	Post-modification recorded investment	Number	Pre-modification recorded investment	Post-modification recorded investment
SBL non-real estate	8	$ 944	$ 944	8	$ 1,309	$ 1,309
Direct lease financing	1	273	273	1	286	286
Consumer	2	479	479	2	489	489
Total	11	$ 1,696	$ 1,696	11	$ 2,084	$ 2,084

The balances below provide information as to how the loans were modified as troubled debt restructurings loans at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Adjusted interest rate	Extended maturity	Combined rate and maturity	Adjusted interest rate	Extended maturity	Combined rate and maturity
SBL non-real estate	$ -	$ 32	$ 912	$ -	$ 51	$ 1,258
Direct lease financing	-	273	-	-	286	-
Consumer	-	-	479	-	-	489
Total	$ -	$ 305	$ 1,391	$ -	$ 337	$ 1,747

As of June 30, 2020, the Company had a troubled debt restructured loan that had been restructured within the last 12 months that has subsequently defaulted. In February 2020, a single borrower came under financial stress and agreed to an orderly liquidation of vehicles collateralizing their $15.3 million loan balance at March 31, 2020, which was reflected in the direct lease financing balance and in troubled debt restructurings at that date. The borrower subsequently filed for bankruptcy and the bankruptcy court gave us permission to sell the vehicles which were transferred to other assets as of June 30, 2020. We have begun selling the vehicles to repay the $13.3 million outstanding balance as of that date. While estimates of the disposition value of the vehicles exceed the balance due, there can be no assurance that all amounts will be fully collected or recovered from vehicle sales. Collection will depend on the strength of used vehicle markets which is difficult to predict.

The Company had no commitments to extend additional credit to loans classified as troubled debt restructurings as of June 30, 2020 or December 31, 2019.

The following table provides information about impaired loans at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 415	$ 3,567	$ -	$ 339	$ 5
SBL commercial mortgage	2,036	2,036	-	730	-
SBL construction	-	-	-	-	-
Direct lease financing	296	296	-	5,401	-
Consumer - home equity	574	574	-	549	5
With an allowance recorded
SBL non-real estate	2,930	2,930	(1,991)	3,488	22
SBL commercial mortgage	971	971	(136)	971	-
SBL construction	711	711	(25)	711	-
Direct lease financing	2,583	2,583	(536)	831	-
Consumer - home equity	-	-	-	40	-
Total
SBL non-real estate	3,345	6,497	(1,991)	3,827	27
SBL commercial mortgage	3,007	3,007	(136)	1,701	-
SBL construction	711	711	(25)	711	-
Direct lease financing	2,879	2,879	(536)	6,232	-
Consumer - home equity	574	574	-	589	5
	$ 10,516	$ 13,668	$ (2,688)	$ 13,060	$ 32

	December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Without an allowance recorded
SBL non-real estate	$ 335	$ 2,717	$ -	$ 277	$ 5
SBL commercial mortgage	76	76	-	15	-
SBL construction	-	-	-	284	-
Direct lease financing	286	286	-	362	11
Consumer - home equity	489	489	-	1,161	9
With an allowance recorded
SBL non-real estate	3,804	4,371	(2,961)	3,925	30
SBL commercial mortgage	971	971	(136)	561	-
SBL construction	711	711	(36)	284	-
Direct lease financing	-	-	-	244	-
Consumer - home equity	121	121	(9)	344	-
Total
SBL non-real estate	4,139	7,088	(2,961)	4,202	35
SBL commercial mortgage	1,047	1,047	(136)	576	-
SBL construction	711	711	(36)	568	-
Direct lease financing	286	286	-	606	11
Consumer - home equity	610	610	(9)	1,505	9
	$ 6,793	$ 9,742	$ (3,142)	$ 7,457	$ 55

We had $10.0 million of non-accrual loans at June 30, 2020 compared to $5.8 million of non-accrual loans at December 31, 2019. The $4.2 million increase in non-accrual loans was primarily due to $6.7 million of loans placed on non-accrual status partially offset by $1.5 million of loan payments and $1.0 million of charge-offs. Loans past due 90 days or more still accruing interest amounted to $352,000 at June 30, 2020 and $3.3 million at December 31, 2019. The $2.9 million decrease reflected $1.4 million of loan payments, $1.0 million of charge-offs, $995,000 of loans moved to non-accrual and $945,000 of loans moved to repossessed assets partially offset by $1.4 million of additions.

We had no other real estate owned at June 30, 2020 and December 31, 2019.

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

Premises and equipment, net. Premises and equipment amounted to $16.7 million at June 30, 2020 compared to $17.5 million at December 31, 2019. The decrease reflected depreciation and reduced purchases.

Investment in Unconsolidated Entity. On December 30, 2014, the Bank entered into an agreement for, and closed on, the sale of a portion of its discontinued commercial loan portfolio. The purchaser of the loan portfolio was a newly formed entity, Walnut Street 2014-1 Issuer, LLC, or Walnut Street.  The price paid to the Bank for the loan portfolio, which had a face value of approximately $267.6 million, was approximately $209.6 million, of which approximately $193.6 million was in the form of two notes issued by Walnut Street to the Bank; a senior note in the principal amount of approximately $178.2 million bearing interest at 1.5% per year and maturing in December 2024 and a subordinate note in the principal amount of approximately $15.4 million, bearing interest at 10.0% per year and maturing in December 2024.  The balance of these notes comprise the $34.1 million investment in unconsolidated entity at June 30, 2020. As of June 30, 2020, a $30 million credit, collateralized by a commercial retail property with multiple tenants, is comprised of a $17.0 million loan which had been sold to Walnut Street, and a $13.0 million loan which is included in commercial loans held-for-sale. In 2019, as a result of an updated appraisal, this loan was marked down by $1.6 million. The charge to Walnut Street was based on the ratio of the $17.0 million owned by that entity to the $30 million loan balance, with the remainder of the charges reflected in net realized and unrealized gains on commercial loans originated for sale. This loan continues to pay as agreed according to the terms of the March 13, 2019 renewal. The retail space is partially leased and remains on a path toward stabilization, based upon negotiations with prospective tenants.

Assets held-for-sale from discontinued operations. Assets held-for-sale as a result of discontinued operations, primarily commercial, commercial mortgage and construction loans, amounted to $128.5 million at June 30, 2020 and were comprised of $101.8 million of net loans and $26.7 million of other real estate owned. The June 30, 2020 balance of other real estate owned includes a Florida mall which has been written down to $15.0 million. We expect to continue our efforts to dispose of the mall, which was appraised in June 2020 for $17.5 million. At December 31, 2019, discontinued assets of $140.7 million were comprised of $115.9 million of net loans and $24.8 million of other real estate owned. We continue our efforts to transfer the loans to other financial institutions, and dispose of the other real estate owned.

Deposits. Our primary source of funding is deposit acquisition. We offer a variety of deposit accounts with a range of interest rates and terms, including demand, checking and money market accounts. The majority of our deposits are generated through prepaid card and other payments related deposit accounts. One strategic focus is growing these accounts through affinity groups. At June 30, 2020, we had total deposits of $5.55 billion compared to $5.05 billion at December 31, 2019, an increase of $493.2 million, or 9.8%. The increase reflected growth in demand and interest checking and savings and money market accounts. The increase in savings and money market reflected growth in interest bearing accounts offered by our affinity group clients to prepaid and debit card account customers. The following table presents the average balance and rates paid on deposits for the periods indicated (in thousands):

	For the six months ended		For the year ended
	June 30, 2020		December 31, 2019
	Average	Average	Average	Average
	balance	rate	balance	rate

Demand and interest checking *	$ 4,746,928	0.34%	$ 3,817,176	0.80%
Savings and money market	203,888	0.17%	37,671	0.48%
Time	159,752	1.86%	170,438	2.09%
Total deposits	$ 5,110,568	0.38%	$ 4,025,285	0.85%

* Non-interest bearing demand accounts are not paid interest. The amount shown as interest reflects the fees paid to affinity groups, which are based upon a rate index, and therefore classified as interest expense.

Short-term borrowings. Short-term borrowings consist of amounts borrowed on our line of credit with the FRB or FHLB. There was no outstanding short-term borrowings at June 30, 2020 and December 31, 2019. We generally utilize overnight borrowings to manage our daily reserve requirements at the Federal Reserve. Period-end and year-to-date information for the dates shown is as follows.

	June 30,	December 31,
	2020	2019
	(dollars in thousands)

Short-term borrowings
Balance at period end	$ -	$ -
Average for the three months ended June 30, 2020	16,428	na
Average during the year	36,620	129,031
Maximum month-end balance	140,000	300,000
Weighted average rate during the period	0.98%	2.43%
Rate at period end	-	1.50%

Borrowings. At June 30, 2020, we had long-term borrowings of $40.6 million compared to $41.0 million at December 31, 2019.  The borrowings consisted of sold loans which were accounted for as a secured borrowing because they did not qualify for true sale accounting. We do not have any policy prohibiting us from incurring debt.

Other liabilities. Other liabilities amounted to $81.7 million at June 30, 2020 compared to $66.0 million at December 31, 2019, representing an increase of $15.7 million.

Off- balance sheet arrangements. There were no off-balance sheet arrangements during the six months ended June 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there has been no material change in our assessment of our sensitivity to market risk since our presentation in our Annual Report on Form 10-K for the year ended December 31, 2019.

Information with respect to quantitative and qualitative disclosures about market risk is included under the section entitled “Asset and Liability Management” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Part I, Financial Information, “Notes to Unaudited Consolidated Financial Statements, Note 13--Legal.” which is incorporated herein by reference.

For a discussion of certain regulatory proceedings see Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Actions.”

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows could be impacted by the factors in Item 1A. Risk Factors in the 2019 Form 10-K Report, the Form 10-Q report for the quarter ended March 31, 2020 and additionally by the following risk factors.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have negatively impacted the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, including the declaration of a federal national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. Governmental authorities worldwide have taken unprecedented measures to stabilize markets and support economic growth. To that end, the Trump Administration, Congress, and various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

The pandemic has adversely impacted and could potentially further adversely impact our workforce and operations, and the operations of our customers and business partners. In particular, we may experience adverse financial consequences due to a number of factors, including, but not limited to:

•increased credit losses due to financial strain on its customers as a result of the pandemic and governmental actions, specifically on loans to borrowers in the lodging, retail trade, restaurant and bar, nursing home/assisted living, childcare facilities, and loans to borrowers that are secured by multi-family properties or retail real estate; increased credit losses would require us to increase our provision for credit losses and net charge-offs;

•decreases in new business for example if the shutdown of automobile factories continues for an extended time, it may impact the supply of vehicles which the Bank could otherwise lease to its customers, possibly reducing growth in the leasing portfolio which would otherwise have increased revenues and net income;

•declines in collateral values;

•a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, which would adversely impact our results of operations and the ability of certain of our bank subsidiaries to pay dividends to us;

•disruptions if a significant portion of our workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic; we have modified our business practices, including restricting employee travel, and implementing work-from-home arrangements, and it may be necessary for us to take further actions as may be required by government authorities or as we determine is in the best interests of our employees, customers and business partners; there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities;

•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;

•increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to the pandemic management plan;

•reduced liquidity may negatively affect our capital and leverage ratios, and although not currently contemplated, reduce our ability to pay dividends;

•third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services;

•increased cyber and payment fraud risk due to increased online and remote activity; and

•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

The Bank is a participating lender in the Paycheck Protection Program, or PPP, a loan program administered through the SBA that was created under the CARES Act to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP, and borrowers are eligible to apply to the FDIC for forgiveness of their PPP loan obligations. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there was some initial ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the program, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. The PPP was modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act, or the PPFA. The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the program more favorable to borrowers. Notwithstanding the foregoing, the Bank has been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

The Bank’s participation in and execution of these and other measures taken by governments and regulatory authorities in response to the COVID-19 pandemic could result in reputational harm and has resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines levied against us.

In addition, while the COVID-19 pandemic had a material impact on the provision for credit losses, we are unable to fully predict the impact that COVID-19 will have on the credit quality of the loan portfolios of the Bank, our financial position and results of operations due to numerous uncertainties. We will continue to assess the potential impacts on the credit quality of the loan portfolio of the Bank, our financial position and results of operations.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6. Exhibits

Exhibit No.	Description

10.1	The Bancorp, Inc 2020 Equity Incentive Plan (1)

10.2	Form of Non-Qualified Stock Option Award (1)

10.3	Form of Non-Qualified Stock Option Award (non-employee directors) (1)

10.4	Form of Restricted Stock Award (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 13a-14(a)/15d-14(a) Certifications *

32.1	Section 1350 Certifications *

32.2	Section 1350 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1) Filed previously as an exhibit to our current report on Form 8-K filed May 14, 2020, and by this reference incorporated herein (File No. 000-51018).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANCORP, INC.
(Registrant)

July 31, 2020	/S/ DAMIAN KOZLOWSKI
Date	Damian Kozlowski
Chief Executive Officer

July 31, 2020	/S/ PAUL FRENKIEL
Date	Paul Frenkiel Executive Vice President of Strategy,
Chief Financial Officer and Secretary